Form 10-Q
period 2018-06-30
Oaktree Specialty Lending Corp
filed 2018-08-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of August 7, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2018 (unaudited)	September 30, 2017
ASSETS
Investments at fair value:
Control investments (cost June 30, 2018: $266,097; cost September 30, 2017: $444,826)	$223,421	$305,271
Affiliate investments (cost June 30, 2018: $1,080; cost September 30, 2017: $33,743)	2,161	36,983
Non-control/Non-affiliate investments (cost June 30, 2018: $1,416,632; cost September 30, 2017: $1,279,096)	1,294,936	1,199,501
Total investments at fair value (cost June 30, 2018: $1,683,809; cost September 30, 2017: $1,757,665)	1,520,518	1,541,755
Cash and cash equivalents	56,615	53,018
Restricted cash	499	6,895
Interest, dividends and fees receivable	8,102	6,892
Due from portfolio companies	15,757	5,670
Receivables from unsettled transactions	22,538	—
Deferred financing costs	5,620	1,304
Other assets	3,108	514
Total assets	$1,632,757	$1,616,048
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,714	$2,417
Base management fee and Part I incentive fee payable	7,094	6,750
Due to affiliate	4,230	1,815
Interest payable	6,338	3,167
Amounts payable to syndication partners	301	1
Director fees payable	—	184
Payables from unsettled transactions	166,903	58,691
Credit facilities payable	211,000	255,995
Unsecured notes payable (net of $3,851 and $4,737 of unamortized financing costs as of June 30, 2018 and September 30, 2017, respectively)	386,132	406,115
Secured borrowings at fair value (proceeds June 30, 2018: $12,623; proceeds September 30, 2017: $13,489)	9,950	13,256
Total liabilities	794,662	748,391
Commitments and contingencies (Note 15)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 140,961 shares issued and outstanding as of June 30, 2018 and September 30, 2017	1,409	1,409
Additional paid-in-capital	1,579,278	1,579,278
Net unrealized depreciation on investments, secured borrowings and foreign currency	(160,267)	(215,677)
Net realized loss on investments, secured borrowings and unsecured notes payable	(563,004)	(478,010)
Accumulated overdistributed net investment income	(19,321)	(19,343)
Total net assets (equivalent to $5.95 and $6.16 per common share as of June 30, 2018 and September 30, 2017, respectively) (Note 12)	838,095	867,657
Total liabilities and net assets	$1,632,757	$1,616,048
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Interest income:
Control investments	$2,737	$3,710	$9,011	$11,104
Affiliate investments	161	977	2,027	2,961
Non-control/Non-affiliate investments	23,629	33,892	71,727	106,409
Interest on cash and cash equivalents	107	214	440	497
Total interest income	26,634	38,793	83,205	120,971
PIK interest income:
Control investments	1,045	1,523	3,446	5,445
Affiliate investments	52	195	416	592
Non-control/Non-affiliate investments	360	855	1,408	2,928
Total PIK interest income	1,457	2,573	5,270	8,965
Fee income:
Control investments	697	307	945	929
Affiliate investments	—	12	48	741
Non-control/Non-affiliate investments	1,728	2,085	6,405	7,155
Total fee income	2,425	2,404	7,398	8,825
Dividend and other income:
Control investments	1,331	1,080	4,629	3,384
Non-control/Non-affiliate investments	—	67	—	87
Total dividend and other income	1,331	1,147	4,629	3,471
Total investment income	31,847	44,917	100,502	142,232
Expenses:
Base management fee	5,909	7,912	16,885	24,561
Part I incentive fee	2,733	3,482	6,810	10,713
Professional fees	924	952	4,837	3,739
Board of Directors fees	154	205	507	595
Interest expense	8,291	11,262	26,405	37,163
Administrator expense	466	407	1,351	1,557
General and administrative expenses	488	1,367	2,326	4,154
Loss on legal settlements	—	—	—	3
Total expenses	18,965	25,587	59,121	82,485
Fees waived	(1,548)	(60)	(1,634)	(182)
Insurance recoveries	—	—	—	(1,259)
Net expenses	17,417	25,527	57,487	81,044
Net investment income	14,430	19,390	43,015	61,188
Unrealized appreciation (depreciation) on investments and foreign currency:
Control investments	97,000	(2,479)	89,825	12,030
Affiliate investments	72	(839)	(2,159)	(1,501)
Non-control/Non-affiliate investments	1,810	(9,953)	(34,696)	8,368
Net unrealized appreciation (depreciation) on investments and foreign currency	98,882	(13,271)	52,970	18,897
Net unrealized (appreciation) depreciation on secured borrowings	377	124	2,440	(294)
Realized gain (loss) on investments and secured borrowings:
Control investments	(91,470)	(13,058)	(91,470)	(58,994)
Affiliate investments	—	—	2,048	—
Non-control/Non-affiliate investments	2,033	758	4,548	(92,295)
Net realized loss on investments and secured borrowings	(89,437)	(12,300)	(84,874)	(151,289)
Redemption premium on unsecured notes payable	—	—	(120)	—
Net increase (decrease) in net assets resulting from operations	$24,252	$(6,057)	$13,431	$(71,498)
Net investment income per common share — basic and diluted	$0.10	$0.14	$0.31	$0.43
Earnings (loss) per common share — basic and diluted (Note 5)	$0.17	$(0.04)	$0.10	$(0.50)
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961	141,599
Distributions per common share	$0.095	$0.02	$0.305	$0.34
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Operations:
Net investment income	$43,015	$61,188
Net unrealized appreciation on investments	52,970	18,897
Net unrealized (appreciation) depreciation on secured borrowings	2,440	(294)
Net realized loss on investments and secured borrowings	(84,874)	(151,289)
Redemption premium on unsecured notes payable	(120)	—
Net increase (decrease) in net assets resulting from operations	13,431	(71,498)
Stockholder transactions:
Contributions from stockholders	—	287
Distributions to stockholders	(42,993)	(47,827)
Net decrease in net assets from stockholder transactions	(42,993)	(47,540)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,239	2,264
Repurchases of common stock under dividend reinvestment program	(1,239)	(2,264)
Repurchases of common stock under stock repurchase program	—	(12,500)
Net decrease in net assets from capital share transactions	—	(12,500)
Total decrease in net assets	(29,562)	(131,538)
Net assets at beginning of period	867,657	1,142,288
Net assets at end of period	$838,095	$1,010,750
Net asset value per common share	$5.95	$7.17
Common shares outstanding at end of period	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Operating activities:
Net increase (decrease) in net assets resulting from operations	$13,431	$(71,498)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation on investments	(52,970)	(18,897)
Net unrealized appreciation (depreciation) on secured borrowings	(2,440)	294
Net realized loss on investments and secured borrowings	84,874	151,289
Redemption premium on unsecured notes payable	120	—
PIK interest income, net of PIK interest income collected	(3,977)	(4,966)
Non-cash fee income	—	(189)
Accretion of original issue discount on investments	(4,779)	(10,077)
Accretion of original issue discount on unsecured notes payable	198	200
Amortization of deferred financing costs	2,745	3,234
Purchases of investments and net revolver activity	(836,885)	(400,295)
Principal payments received on investments (scheduled payments)	28,222	21,326
Principal payments received on investments (payoffs)	594,379	577,909
Proceeds from the sale of investments	212,374	58,853
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	6,396	(2,614)
(Increase) decrease in interest, dividends and fees receivable	(1,210)	7,410
Increase in due from portfolio companies	(10,087)	(2,410)
(Increase) decrease in receivables from unsettled transactions	(22,538)	5,346
Decrease in insurance recoveries receivable	—	19,729
Increase in other assets	(2,594)	(1,463)
Increase in accounts payable, accrued expenses and other liabilities	297	450
Increase (decrease) in base management fee and Part I incentive fee payable	344	(6,873)
Increase (decrease) in due to affiliate	2,415	(834)
Increase in interest payable	3,171	4,317
Increase in payables from unsettled transactions	108,212	17,515
Decrease in director fees payable	(184)	(362)
Decrease in legal settlements payable	—	(19,500)
Increase (decrease) in amounts payable to syndication partners	300	(754)
Net cash provided by operating activities	119,814	327,140
Financing activities:
Contributions received in cash	—	287
Distributions paid in cash	(41,754)	(45,563)
Repayments of borrowings under SBA debentures payable	—	(65,300)
Borrowings under credit facilities	309,000	219,082
Repayments of borrowings under credit facilities	(353,995)	(389,882)
Repurchase of unsecured notes	(21,188)	—
Repayments of secured borrowings	(866)	(5,119)
Repurchases of common stock under stock repurchase program	—	(12,500)
Repurchases of common stock under dividend reinvestment plan	(1,239)	(2,264)
Deferred financing costs paid	(6,175)	(182)
Net cash used by financing activities	(116,217)	(301,441)
Net increase in cash and cash equivalents	3,597	25,699
Cash and cash equivalents, beginning of period	53,018	117,923
Cash and cash equivalents, end of period	$56,615	$143,622
Supplemental information:
Cash paid for interest	$20,291	$29,413
Non-cash operating activities:
Purchases of investments from restructurings	$—	$(165,759)
Proceeds from investment restructurings	$—	$165,759
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,239	$2,264
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
First Star Bermuda Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			$11,868	$11,563	$11,868
100% equity interest (6)				5,192	5,646
				16,755	17,514
First Star Speir Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	24,686	32,510
100% equity interest (6)				8,500	4,385
				33,186	36,895
Keypath Education, Inc. (26)		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	9.33%		19,960	19,960	19,960
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	9.33%		—	—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,984
				30,608	27,944
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.33%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	7.43%		1,753	1,753	1,753
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.33%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,291
				6,869	9,160
Senior Loan Fund JV I, LLC (11)(17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)	7.93%		100,444	100,444	100,444
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC			29,532	29,532	29,532
87.5% LLC equity interest (6)(25)				16,172	1,932
				146,148	131,908
TransTrade Operators, Inc.		Air freight & logistics
First Lien Term Loan, 5% cash due 12/31/2017 (22)(24)			15,973	15,574	—
First Lien Revolver, 8% cash due 12/31/2017 (22)(24)			7,757	7,757	—
596.67 Series A Common Units				—	—
4,000 Series A Preferred Units in TransTrade Holdings LLC				4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				5,200	—
				32,531	—
Total Control Investments (26.7% of net assets)				$266,097	$223,421

Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
1,080,399 Shares of Series A Preferred Stock, 10%				$1,080	$2,161
				1,080	2,161
Total Affiliate Investments (0.3% of net assets)				$1,080	$2,161
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (7)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	7.98%		$5,953	$5,900	$5,952
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)	7.98%			(17)	—
				5,883	5,952
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan LIBOR+5% cash 1.5% PIK due 1/13/2022 (13)(21)	7.32%		23,801	22,861	22,631
				22,861	22,631
Access CIG LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/14/2026 (13)(21)	9.84%		14,235	14,114	14,283
Second Lien Delayed Draw Term Loan, LIBOR+7.75% cash due 2/14/2026 (13)(21)	9.84%			—	2
				14,114	14,285
ACON Equity Partners III, LP		Multi-sector holdings
0.13% limited partnership interest (11)(25)				653	680
				653	680
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—
				5,165	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 8/31/2018 (13)(22)	10.67%		24,654	22,596	—
				22,596	—
AdVenture Interactive, Corp. (26)		Advertising
9,073 shares of common stock				13,611	6,557
				13,611	6,557
AI Ladder (Luxembourg) Subco S.a.r.l		Electrical components & equipment
First Lien Term Loan B, LIBOR+4.5% cash due 5/4/2025 (11)(13)(21)	6.82%		40,000	38,800	39,933
				38,800	39,933
AirStrip Technologies, Inc.		Internet software & services
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025 (13)(21)	6.59%		8,000	7,922	7,990
				7,922	7,990
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond 10% cash due 8/15/2023 (11)(21)			15,000	14,522	15,188
Fixed Rate Bond 8% cash due 2/15/2023 (11)(21)			16,000	15,893	16,320
				30,415	31,508
Allen Media LLC		Movies & entertainment
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/22/2025 (13)	11.34%		63,015	61,502	61,755
				61,502	61,755
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)(21)	5.84%		11,878	11,944	11,724
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/28/2023 (13)(21)	10.60%		1,149	1,168	1,143
				13,112	12,867

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Altice Finco SA		Integrated telecommunication services
Fixed Rate Bond 8.125% cash due 1/15/2024 (11)(21)			$3,000	$3,056	$3,000
Fixed Rate Bond 7.625% cash due 2/15/2025 (11)(21)			2,000	2,014	1,793
				5,070	4,793
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	9.33%		9,715	9,545	9,647
				9,545	9,647
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)	8.84%		5,342	5,266	5,288
				5,266	5,288
APX Group Inc		Electrical components & equipment
Fixed Rate Bond 6.375% cash due 12/1/2019 (21)			6,904	6,880	6,921
				6,880	6,921
Aretec Group Inc		Investment banking & brokerage
Second Lien Exit Term Loan, LIBOR+5.5% (1% Floor) cash due 5/23/2021 (13)(21)	6.50%		15,266	15,323	15,323
				15,323	15,323
Asset International, Inc.		Research & consulting services
Second Lien Term Loan LIBOR+9.25% (1% floor) cash due 6/29/2025 (13)	11.58%		15,000	14,679	14,842
				14,679	14,842
Asurion, LLC		Property & casualty insurance
First Lien Term Loan B2, LIBOR+6.5% (1% floor) cash due 8/4/2025 (13)(21)	8.59%		22,000	21,945	22,358
				21,945	22,358
Avantor Inc.		Commodity chemicals
Fixed Rate Bond 6% cash due 10/1/2024 (21)			8,000	7,982	7,934
Fixed Rate Bond 9% cash due 10/1/2025 (21)			3,000	2,971	3,030
				10,953	10,964
BeyondTrust Holdings LLC		Application software
3.01% Class A membership interests				4,500	5,979
				4,500	5,979
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% Floor) cash due 6/15/2026 (13)(21)	9.13%		26,250	25,969	26,524
				25,969	26,524
Blueline Rental Finance Corp		Industrial machinery
Fixed Rate Bond 9.25% cash due 3/15/2024 (21)			5,000	5,354	5,332
				5,354	5,332
BMC Software Finance, Inc.		Internet software & services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 9/10/2022 (13)(21)	5.34%		16,750	16,849	16,718
				16,849	16,718
Cablevision Systems Corp.		Integrated telecommunication services
Fixed Rate Bond 10.875% cash due 10/15/2025 (11)(21)			5,897	6,983	6,813
				6,983	6,813
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)(21)	8.10%		$4,913	$4,873	$4,822
				4,873	4,822
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (22)			28,988	27,738	16,027
First Lien Revolver, 15% cash due 9/30/2019 (22)			2,203	2,203	1,085
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,839	17,112
CITGO Holding Inc.		Oil & gas refining & marketing
Fixed Rate Bond 10.75% cash due 2/15/2020 (13)(21)			21,300	22,712	22,764
				22,712	22,764
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,848
				2,000	2,848
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	454
				105	454
Covia Holdings Corporation		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% Floor) cash due 6/1/2025 (11)(13)(21)	6.05%		8,000	8,000	8,011
				8,000	8,011
DAE Aviation Holdings		Aerospace & Defense
Fixed Rate Bond 10% cash due 7/15/2023 (21)			1,500	1,621	1,626
				1,621	1,626
Datto Inc.		Technology distributors
First Lien Term Loan LIBOR+8% (1% floor) cash due 12/7/2022 (13)	10.05%		35,000	34,379	34,370
First Lien Revolver LIBOR+8% (1% floor) cash due 12/7/2022 (10)(13)	10.05%			(42)	(42)
				34,337	34,328
DFT Intermediate LLC		Specialized finance
First Lien Term Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (13)	7.83%		3,300	3,224	3,300
				3,224	3,300
Dodge Data & Analytics LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)	11.06%		7,018	7,018	6,981
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				500	240
				7,518	7,221
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/8/2019 (22)			20,001	15,957	1,040
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	7.35%		47,180	35,524	38,164
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (10)(13)			—	—	(799)
				51,481	38,405
Edmentum, Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020 (23)			2,594	2,434	—
Unsecured Junior PIK Note, 10% PIK due 6/9/2020 (23)			12,180	10,227	—
Unsecured Revolver, 5% cash due 6/9/2020 (22)			2,664	2,631	533
126,127.80 Class A Common Units				126	—
				15,418	533
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (13)	10.24%		$3,552	$3,552	$3,587
First Lien Revolver, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (13)	10.24%			—	—
487.5 Class A Preferred Units, 12%				488	737
12,500 Class B Common Units				13	829
				4,053	5,153
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% cash due 3/16/2026 (13)(21)	9.48%		20,000	19,901	20,125
				19,901	20,125
ExamSoft Worldwide, Inc.		Internet software & services
180,707 Class C Units in ExamSoft Investor LLC				181	—
				181	—
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020 (13)(22)			711	711	625
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	—
50,000 Common Units in GRG Holdings, LP				5	—
				1,211	625
Gentiva Health Services, Inc.		Health care services
Second Lien Term Loan, LIBOR+7% 6/21/2026 (13)(21)	9.30%		14,500	14,400	14,718
				14,400	14,718
GKD Index Partners LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% Floor) cash due 6/29/2023 (13)	9.58%		24,844	24,597	24,596
First Lien Revolver, LIBOR+7.25% (1% Floor) cash due 6/29/2023 (13)	9.58%		578	566	566
				25,163	25,162
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)(21)	10.34%		4,214	4,182	4,256
				4,182	4,256
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			15,001	15,001	14,988
				15,001	14,988
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)(21)			10,500	10,584	10,710
				10,584	10,710
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	771
				213	771
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
IBG Borrower LLC		Apparel, accessories & luxury goods
Second Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 8/2/2022 (13)	9.38%		14,884	13,100	12,986
				13,100	12,986

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.59%		$11,741	$11,700	$11,741
First Lien Term Loan B, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.59%		5,118	5,027	5,118
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		4,904	4,897	4,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	10.09%		766	758	766
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	1,955
				23,382	24,484
Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				113	—
Internet Pipeline, Inc.		Internet software & services
Incremental First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 8/1/2022 (13)	8.34%		5,523	5,465	5,541
				5,465	5,541
Janrain, Inc.		Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Jones Energy, Inc.		Oil & gas exploration & production
Fixed Rate Bond 9.25% cash due 3/15/2023 (21)			12,000	11,795	12,060
				11,795	12,060
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,086	6,086	5,717
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	490
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,640	6,207
Kellermeyer Bergensons Services, LLC		Diversified support services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (13)	10.86%		6,105	5,919	6,189
				5,919	6,189
KIK Custom Products Inc		Household products
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 5/15/2023 (11)(13)(21)	6.09%		8,000	7,960	7,966
				7,960	7,966
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(25)				2,633	2,723
				2,633	2,723
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 8/29/2022 (13)(21)	7.11%		20,151	19,706	19,294
				19,706	19,294
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan A, LIBOR+4.75% (1% Floor) cash due 11/25/2020 (11)(13)(21)	6.84%		1,941	1,944	1,938
				1,944	1,938
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Lift Brands Holdings, Inc.		Leisure facilities
2,000,000 Class A Common Units in Snap Investments, LLC				$1,399	$3,013
				1,399	3,013
Long's Drugs Incorporated		Pharmaceuticals
50 Series A Preferred Shares in Long's Drugs Incorporated				385	665
25 Series B Preferred Shares in Long's Drugs Incorporated				210	584
				595	1,249
Lytx Holdings, LLC		Research & consulting services
3,500 Class A Units				—	—
3,500 Class B Units				—	1,423
				—	1,423
Maverick Healthcare Group, LLC (20)		Healthcare equipment
First Lien Term Loan A, LIBOR+7.5% cash (1.75% floor) cash due 1/15/2018 (13)(22)	9.59%		$11,667	9,123	8,749
First Lien Term Loan B, LIBOR+11% cash (1.75% floor) cash due 1/15/2018 (13)(22)	13.09%		49,099	39,110	—
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 1/15/2018 (13)(22)	9.84%		910	685	682
				48,918	9,431
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/28/2025 (13)(21)	6.59%		7,500	7,464	7,519
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/2/2026 (13)	10.59%		37,500	36,959	37,313
				44,423	44,832
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (13)(21)	6.59%		7,940	7,870	7,992
Second Lien Term Loan LIBOR+8.5% (1% floor) cash due 9/29/2025 (13)(21)	10.59%		8,000	8,047	8,156
				15,917	16,148
McDermott Technology (Americas), Inc.		Oil & gas equipment services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 5/12/2025 (11)(13)(21)	7.09%		31,222	30,786	31,419
				30,786	31,419
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (13)	7.33%		2,970	2,944	2,963
				2,944	2,963
Micro Holding Corp.		Internet software & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 9/13/2024 (13)(21)	5.84%		5,955	5,929	5,961
				5,929	5,961
Ministry Brands, LLC		Internet software & services
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	11.75%		7,056	6,976	7,099
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	11.75%		1,944	1,922	1,956
First Lien Revolver PRIME+5% (1% floor) cash due 12/2/2022 (13)	9.00%		300	291	300
				9,189	9,355
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023 (13)	8.33%		19,750	19,564	19,750
				19,564	19,750
Natural Resource Partners LP		Precious metals & minerals
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(21)			7,000	7,362	7,595
				7,362	7,595
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Navicure, Inc.		Healthcare technology
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2025 (13)	9.59%		$14,500	$14,366	$14,573
				14,366	14,573
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond 7.375% cash due 5/1/2026 (11)(21)			5,000	5,119	4,907
				5,119	4,907
OmniSYS Acquisition Corporation		Diversified support services
100,000 Common Units in OSYS Holdings, LLC				1,000	898
				1,000	898
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)	12.83%		16,750	16,750	13,481
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	166
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	13,647
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018 (10)(13)(21)				—	(63)
				—	(63)
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)(25)				5,790	4,976
				5,790	4,976
QuorumLabs, Inc.		Internet software & services
2,727,939 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025				375	—
				375	—
Refac Optical Group		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 9/30/2018 (13)	10.10%		2,688	2,669	2,688
First Lien Term Loan B, LIBOR+9% cash 1.75% PIK due 9/30/2018 (13)	11.10%		34,896	34,829	34,896
First Lien Term Loan C, 12.5% cash due 9/30/2018			3,416	3,416	3,414
First Lien Revolver, LIBOR+8% cash due 9/30/2018 (13)	10.10%		3,520	3,516	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	397
				45,735	44,915
Salient CRGT Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)(21)	7.84%		3,262	3,213	3,311
				3,213	3,311
Sequa Corp		Aerospace & defense
Second Lien Term Loan, LIBOR+9% (1% Floor) cash due 4/28/2022 (13)(21)	11.10%		2,000	2,025	2,005
				2,025	2,005
ShareThis, Inc.		Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	4
				367	4
Standard Media Group LLC		Broadcasting
First Lien Term Loan, LIBOR+4% (1% floor) cash due 6/22/2025 (13)(21)	6.31%		10,000	9,950	10,013
				9,950	10,013
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Sterling Capital Partners IV, L.P.		Multi-sector holdings
0.2% limited partnership interest (11)(25)				$1,738	$1,246
				1,738	1,246
Strategic Materials Holdings Corp.		Environmental & facilities services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 10/31/2025 (13)	10.11%		$9,000	8,917	8,797
				8,917	8,797
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 2/2/2026 (13)(21)	8.74%		12,500	12,440	12,521
				12,440	12,521
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	11.58%		15,000	14,635	14,883
Second Lien Incremental Delayed Draw Term Loan, LIBOR+9.25% cash due 3/30/2024 (10)(13)				—	(95)
668,879 Common Units of TerSera Holdings LLC				1,500	2,401
				16,135	17,189
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (12)(13)(22)	9.84%		46,927	46,755	34,390
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (13)(22)	9.67%		4,000	4,000	4,000
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				52,755	38,390
TigerText, Inc.		Internet software & services
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	493
				60	493
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)(21)	9.84%		1,510	1,374	1,511
				1,374	1,511
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (13)(21)	6.59%		6,982	6,982	7,017
				6,982	7,017
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/22/2024 (13)(21)	5.84%		4,987	4,988	4,993
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025 (13)	10.34%		21,500	21,191	21,769
				26,179	26,762
UOS, LLC		Trucking
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023 (13)(21)	7.59%		6,864	7,006	7,044
				7,006	7,044
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 9/24/2021 (13)	8.34%		50,274	49,737	50,274
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)	9.08%		3,357	3,243	3,357
				52,980	53,631
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Veritas US Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023 (13)(21)	6.71%		$34,639	$35,011	$31,824
				35,011	31,824
Verra Mobility, Corp.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)(21)	9.84%		8,750	8,696	8,761
				8,696	8,761
Vertex Aerospace Services Corp		Aerospace & defense
First Lien Term Loan B, LIBOR+4.75% cash due 6/14/2025 (13)(21)	6.84%		16,000	15,920	16,120
				15,920	16,120
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (13)(21)	8.97%		23,000	22,913	23,115
				22,913	23,115
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	548
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	548
Weatherford International		Oil & gas equipment services
Fixed Rate Bond 9.875% cash due 2/15/2024 (11)(21)			12,000	11,460	12,176
				11,460	12,176
WeddingWire, Inc.		Internet software & services
Earn-out (19)(21)				—	70
				—	70
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond 8.625% cash due 10/31/2025 (11)(21)			5,000	4,863	4,775
				4,863	4,775
WP CPP Holdings LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025 (13)(21)	6.28%		10,000	9,976	10,061
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026 (13)(21)	10.28%		10,000	9,901	10,025
				19,877	20,086
xMatters, Inc.		Internet software & services
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	285
				709	285
Yeti Acquisition, LLC		Leisure products
2,000,000 Common Stock Units of Yeti Holdings, Inc.				—	3,940
				—	3,940
Zep Inc.		Housewares & Specialties
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (13)	10.58%		30,000	29,866	29,625
				29,866	29,625
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 6/8/2026 (GBP) (11)(13)(21)	8.18%		£18,000	23,559	23,705
				23,559	23,705
Total Non-Control/Non-Affiliate Investments (154.5% of net assets)				$1,416,632	$1,294,936
Total Portfolio Investments (181.4% of net assets)				$1,683,809	$1,520,518
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund				$43,097	$43,097
Other cash accounts				13,518	13,518
Total Cash and Cash Equivalents (6.8% of net assets)				$56,615	$56,615
Total Portfolio Investments, Cash and Cash Equivalents (188.2% of net assets)				$1,740,424	$1,577,133

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
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

(8)
Principal includes accumulated payment in kind ("PIK") interest and is net of repayments. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2018, qualifying assets represented 72.8% of the Company's total assets and non-qualifying assets represented 27.2% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments as of June 30, 2018 includes $10.0 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

(13)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted.

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

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(19)
During the three months ended June 30, 2018, the Company exited its investments in WeddingWire, Inc. ("WeddingWire") in exchange for cash and the right to receive contingent payments in the future based on the performance of WeddingWire, which is referred to as an "earn-out" in the consolidated schedule of investments.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2018
(dollar amounts in thousands)
(unaudited)

(20)
Payments on the Company's investment in Maverick Healthcare Group, LLC ("Maverick Healthcare") are currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare. The forbearance agreement, as amended in June 2018, currently extends to March 15, 2019.

(21)
As of June 30, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments are categorized as Level 3 as of June 30, 2018 and were valued using significant unobservable inputs.

(22)	This investment was on cash non-accrual status as of June 30, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(23)	This investment was on PIK non-accrual status as of June 30, 2018. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(24)	As of June 30, 2018, payments on the Company's investment in TransTrade Operators, Inc. were past due.

(25)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

(26)
AdVenture Interactive, Corp. completed a reorganization in which it separated its marketing services business from its online program management business. In connection with the reorganization, FS AVI Holdco LLC was formed as a separate entity and is the parent company to Keypath Education, Inc., which represents the former marketing services business, and the Company's first lien term loan and revolver with AdVenture Interactive, Corp. were assigned to Keypath Education, Inc. Subsequent to the reorganization, AdVenture Interactive, Corp. holds preferred units in Keypath Education Holdings, LLC, which conducts the online program management business. Subsequent to the reorganization, the Company is not deemed to control Keypath Education Holdings, LLC under the 1940 Act. This investment was reclassified from Control investments to Non-Control/Non-Affiliate Investments as of and for the three months ended June 30, 2018.

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
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Affiliate Investments (4)
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			$22,955	$22,944	$22,957
4,668,788 Shares of Preferred Stock				—	1,827
				22,944	24,784
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,719	9,719	9,665
1,080,399 Shares of Series A Preferred Stock, 10%				1,080	2,534
				10,799	12,199
Total Affiliate Investments (4.3% of net assets)				$33,743	$36,983

Non-Control/Non-Affiliate Investments (7)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	7.24%		6,045	$6,001	$6,045
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)	7.24%			(17)	—
				5,984	6,045
Access Medical Acquisition, Inc.		Healthcare services
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC (6)				151	970
				151	970
Accudyne Industries, LLC		Oil & gas equipment services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (13)(22)	5.01%		19,915	19,977	19,990
				19,977	19,990
ACON Equity Partners III, LP		Multi-sector holdings
0.13% limited partnership interest (11)(25)				785	962
				785	962
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	1,241
				5,165	1,241
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)(23)	9.75%		24,000	23,409	1,157
				23,409	1,157
AirStrip Technologies, Inc.		Internet software & services
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)(22)	5.08%		11,970	12,043	11,958
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/27/2023 (13)(22)	9.81%		1,149	1,171	1,145
				13,214	13,103
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	8.33%		10,330	10,104	10,248
				10,104	10,248
Aptean, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (13)	10.84%		5,900	5,821	5,952
				5,821	5,952
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)	8.08%		$5,445	$5,354	$5,391
				5,354	5,391
Argon Medical Devices, Inc.		Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)	10.74%		43,000	43,000	43,002
				43,000	43,002
ASHCO, LLC		Specialty stores
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/15/2023 (13)	6.24%		12,000	11,762	11,335
				11,762	11,335
Baird Capital Partners V, LP		Multi-sector holdings
0.4% limited partnership interest (11)(25)				994	601
				994	601
Beecken Petty O'Keefe Fund IV, L.P.		Multi-sector holdings
0.5% limited partnership interest (11)(25)				1,014	1,310
				1,014	1,310
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)	8.33%		26,677	26,174	26,676
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)	8.33%			(54)	—
3.01% Class A membership interests in BeyondTrust Holdings LLC				4,500	5,660
				30,620	32,336
BJ's Wholesale Club, Inc.		Hypermarkets & super centers
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 1/26/2024 (13)(22)	4.99%		11,970	11,979	11,504
				11,979	11,504
BMC Acquisition, Inc.		Other diversified financial services
500 Series A Preferred Shares				500	763
50,000 Common Shares (6)				1	67
				501	830
BMC Software Finance, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/10/2022 (13)(22)	5.24%		16,881	16,999	16,993
				16,999	16,993
Bunker Hill Capital II (QP), L.P.		Multi-sector holdings
0.51% limited partnership interest (11)(25)				826	1,056
				826	1,056
Cablevision Systems Corp.		Integrated telecommunication services
Fixed Rate Bond 10.875% cash due 10/15/2025 (22)			5,897	7,077	7,298
				7,077	7,298
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)	7.24%		4,950	4,910	4,917
				4,910	4,917
CCC Information Services Inc.		Internet software & services
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 3/13/2025 (13)	7.99%		2,500	2,559	2,581
				2,559	2,581
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (23)			28,600	27,737	15,811
First Lien Revolver, 15% cash due 9/30/2019 (23)			2,203	2,203	1,218
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,838	17,029
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

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Integral Development Corporation		Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)	10.80%		$11,500	$11,466	$10,815
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				11,579	10,815
Internet Pipeline, Inc.		Internet software & services
Incremental First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 8/1/2022 (13)	7.48%		5,565	5,513	5,677
				5,513	5,677
Janrain, Inc.		Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,006	6,006	5,850
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	569
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,560	6,419
Kellermeyer Bergensons Services, LLC		Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)	9.81%		6,105	5,907	5,983
				5,907	5,983
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(25)				2,660	2,660
				2,660	2,660
Lift Brands, Inc.		Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)	8.83%		21,371	21,358	21,370
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)(13)	8.83%			(3)	(1)
2,000,000 Class A Common Units in Snap Investments, LLC				2,004	2,922
				23,359	24,291
Loftware, Inc.		Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020			6,198	6,198	6,198
300,000 Class A Common Units in RPLF Holdings, LLC				300	220
				6,498	6,418
Long's Drugs Incorporated		Pharmaceuticals
Second Lien Term Loan, LIBOR+11.25% cash due 2/19/2022 (13)	12.49%		26,909	26,909	27,447
50 Series A Preferred Shares in Long's Drugs Incorporated				813	1,267
				27,722	28,714
LSF9 Atlantis Holdings, LLC		Computer & electronics retail
First Lien Term Loan, LIBOR+6% (1% floor) cash due 5/1/2023 (13)	7.24%		6,459	6,399	6,498
				6,399	6,498
Lytx Holdings, LLC		Research & consulting services
3,500 Class A Units				2,478	2,459
3,500 Class B Units				—	559
				2,478	3,018
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Maverick Healthcare Group, LLC (21)		Healthcare equipment
First Lien Term Loan A, LIBOR+7.5% cash (1.75% floor) cash due 4/30/2017 (13)(23)	9.25%		$16,309	$16,204	$14,209
First Lien Term Loan B, LIBOR+11% cash (1.75% floor) cash due 4/30/2017 (13)(23)	12.75%		41,739	39,110	14,531
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 4/30/2017 (13)(23)	9.50%		1,272	1,261	1,124
First Lien Revolver, PRIME+6.5% cash due 4/30/2017 (13)(23)	10.75%		55	40	55
				56,615	29,919
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (13)	5.83%		8,000	7,921	8,083
				7,921	8,083
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (13)(23)	6.74%		9,969	9,550	3,816
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (10)(13)(23)	7.74%		2,205	2,203	(74)
				11,753	3,742
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (13)	6.33%		2,993	2,964	2,993
				2,964	2,993
Micro Holding Corp.		Internet software & services
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/15/2024 (13)	4.82%		6,000	5,970	5,978
				5,970	5,978
Milestone Partners IV, L.P.		Multi-sector holdings
0.82% limited partnership interest (11)(25)				948	1,527
				948	1,527
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.24%		3,891	3,857	3,891
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.24%		1,352	1,336	1,352
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.49%		7,056	6,964	7,056
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.49%		1,944	1,918	1,944
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (10)(13)	6.24%			(9)	—
				14,066	14,243
Moelis Capital Partners Opportunity Fund I-B, LP		Multi-sector holdings
1.0% limited partnership interest (11)(25)				1,045	1,457
				1,045	1,457
Motion Recruitment Partners LLC		Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)	7.24%			(6)	—
				(6)	—
Natural Resource Partners LP		Precious metals & minerals
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(22)			7,000	7,459	7,464
				7,459	7,464
OmniSYS Acquisition Corporation		Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	8.83%		5,500	5,495	5,468
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)	8.83%			—	(15)
100,000 Common Units in OSYS Holdings, LLC				1,000	903
				6,495	6,356

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

(12)
The sale of a portion of this loan does not qualify for true sale accounting under ASC 860, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments as of September 30, 2017 includes $13.3 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

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
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and FSC CT LLC (the "Former Administrator"), a subsidiary of the Former Adviser, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the "Former Administration Agreement").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of June 30, 2018, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
The fair value of the Company's investments as of June 30, 2018 and September 30, 2017 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
The Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs," "other assets," "credit facilities payable" and "unsecured notes payable,"

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and Part I incentive fee payable," "due to affiliate," "interest payable," "amounts payable to syndication partners," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
Foreign Currency Translation
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments and investment related assets and liabilities from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
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
As of September 30, 2017, included in cash and cash equivalents was $25.2 million held in bank accounts of the Excluded Subsidiaries. These cash and cash equivalents were permitted only for certain uses, including funding operating expenses of the Excluded Subsidiaries. This cash was not permitted to be used to fund the Company's investments that were held outside the Excluded Subsidiaries or for other corporate purposes of the Company. As of June 30, 2018, there were no cash and cash equivalents held in bank accounts of the Excluded Subsidiaries.
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
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, including proceeds from the sale of portfolio companies not yet received or being held in escrow, and excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the nine months ended June 30, 2018 and 2017.
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2016 and 2017 and does not expect to incur a U.S. federal excise tax for calendar year 2018.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2015, 2016 or 2017. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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
Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825 Financial Instruments – Fair Value Option ("ASC 825") and elected the fair value option for its secured borrowings, which had a cost basis of $12.6 million and $13.5 million in the aggregate as of each of June 30, 2018 and September 30, 2017, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The majority of Company's revenues is accounted for under FASB ASC Topic 320, Investments - Debt and Equity Securities, which is excluded from this standard. For the revenue subject to the new standard, the Company has not yet selected a transition method nor has it determined the effect of this standard on its Consolidated Financial Statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended June 30, 2018. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended June 30, 2018. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements other than a change in presentation of individual line items on the Consolidated Statement of Cash Flows.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of June 30, 2018, 181.4% of net assets, or $1.5 billion, was invested in 116 portfolio companies, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $100.4 million, $29.5 million and $1.9 million, respectively. As of June 30, 2018, 6.8% of net assets, or $57.1 million, was invested in cash and cash equivalents (including restricted cash). In comparison, as of September 30, 2017, 177.7% of net assets, or $1.5 billion, was invested in 125 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and LLC equity interests in SLF JV I, which had a fair value of $101.0 million, $27.6 million and $5.5 million, respectively, and 6.9% of net assets, or $59.9 million, was invested in cash and cash equivalents (including restricted cash). As of June 30, 2018, 76.0% of the Company's portfolio at fair value consisted of senior secured debt investments and 19.4% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2017, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments and 14.4% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2018, the Company recorded net realized losses on investments and secured borrowings of $89.4 million and $84.9 million, respectively. During the three and nine months ended June 30, 2017, the Company recorded net realized losses on investments and secured borrowings of $12.3 million and $151.3 million, respectively. During the three and nine months ended June 30, 2018, the Company recorded net unrealized appreciation on investments, secured borrowings and foreign currency of $99.3 million and $55.4 million, respectively. During the three and nine months ended June 30, 2017, the Company recorded net unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency of $(13.1) million and $18.6 million, respectively.
The composition of the Company's investments as of June 30, 2018 and September 30, 2017 at cost and fair value was as follows:

	June 30, 2018		September 30, 2017
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,449,098	$1,320,770	$1,426,301	$1,296,138
Investments in equity securities	88,563	67,840	186,521	111,421
Debt investments in SLF JV I	129,976	129,976	128,671	128,671
Equity investment in SLF JV I	16,172	1,932	16,172	5,525
Total	$1,683,809	$1,520,518	$1,757,665	$1,541,755
The composition of the Company's debt investments as of June 30, 2018 and September 30, 2017 at fixed rates and floating rates was as follows:

	June 30, 2018		September 30, 2017
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$247,480	17.06%	$233,869	16.41%
Floating rate debt securities, including debt investments in SLF JV I	1,203,266	82.94	1,190,940	83.59
Total	$1,450,746	100.00%	$1,424,809	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of June 30, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$492,770	$662,780	$—	$1,155,550
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	142,944	152,252	—	295,196
Investments in equity securities (preferred)	—	—	5,583	—	5,583
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	—	—	52,634	11,555	64,189
Total investments at fair value	—	635,714	873,249	11,555	1,520,518
Cash equivalents	43,097	—	—	—	43,097
Total assets at fair value	$43,097	$635,714	$873,249	$11,555	$1,563,615
Secured borrowings relating to senior secured debt investments	—	—	9,950	—	9,950
Total liabilities at fair value	$—	$—	$9,950	$—	$9,950
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

The following table presents the financial instruments carried at fair value as of September 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$142,257	$1,060,442	$—	$1,202,699
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	41,778	180,331	—	222,109
Investments in equity securities (preferred)	—	—	16,445	—	16,445
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	—	—	69,164	31,338	100,502
Total investments at fair value	—	184,035	1,326,382	31,338	1,541,755
Cash equivalents	48,808	—	—	—	48,808
Total assets at fair value	$48,808	$184,035	$1,326,382	$31,338	$1,590,563
Secured borrowings relating to senior secured debt investments	—	—	13,256	—	13,256
Total liabilities at fair value	$—	$—	$13,256	$—	$13,256
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2018 to June 30, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of March 31, 2018	$840,282	$150,900	$13,797	$62,978	$1,067,957	$10,652
New investments & net revolver activity	37,000	—	—	—	37,000	—
Redemptions/repayments/sales	(226,500)	(917)	(9,784)	(15,806)	(253,007)	(325)
Transfers in (a)	9,064	—	—	—	9,064	—
Net accrual of PIK interest income	206	1,868	—	—	2,074	—
Accretion of OID	775	—	—	—	775	—
Net unrealized appreciation on investments	38,564	401	27,724	35,380	102,069	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(377)
Realized loss on investments	(36,611)	—	(26,154)	(29,918)	(92,683)	—
Fair value as of June 30, 2018	$662,780	$152,252	$5,583	$52,634	$873,249	$9,950
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2018 and reported within net unrealized appreciation (depreciation) on investments and foreign currency and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended June 30, 2018	$(246)	$401	$38	$(1,361)	$(1,168)	$(377)

__________
(a) There was a transfer from Level 2 to Level 3 for one investment during the quarter ended June 30, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

The following table provides a roll-forward in the changes in fair value from March 31, 2017 to June 30, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of March 31, 2017	$1,334,882	$259,431	$50,794	$103,420	$1,748,527	$14,008
New investments & net revolver activity	87,640	2,441	—	7,856	97,937	—
Redemptions/repayments	(147,504)	(30,495)	—	(1,220)	(179,219)	(309)
Net accrual of PIK interest income	854	1,352	83	—	2,289	—
Accretion of OID	4,897	—	—	—	4,897	—
Net change in unearned income	33	19	—	—	52	—
Net unrealized appreciation (depreciation) on investments	(4,026)	1,103	(5,012)	(3,991)	(11,926)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(124)
Realized loss on investments	(8,958)	—	—	(3,407)	(12,365)	—
Fair value as of June 30, 2017	$1,267,818	$233,851	$45,865	$102,658	$1,650,192	$13,575
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and foreign currency and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended June 30, 2017	$(5,771)	$(473)	$(3,095)	$(4,521)	$(13,860)	$(124)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to June 30, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
New investments & net revolver activity	254,313	2,663	—	2,500	259,476	—
Redemptions/repayments/sales	(594,234)	(22,735)	(12,397)	(22,048)	(651,414)	(866)
Transfers out (a)	(37,368)	—	—	—	(37,368)	—
Net accrual of PIK interest income	1,588	2,279	—	—	3,867	—
Accretion of OID	2,156	—	—	—	2,156	—
Net unrealized appreciation (depreciation) on investments	12,494	(10,285)	25,576	30,644	58,429	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(2,440)
Realized loss on investments	(36,611)	(1)	(24,041)	(27,626)	(88,279)	—
Fair value as of June 30, 2018	$662,780	$152,252	$5,583	$52,634	$873,249	$9,950
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2018 and reported within net unrealized appreciation (depreciation) on investments and foreign currency and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2018	$(24,252)	$(10,286)	$(354)	$(6,110)	$(41,002)	$(2,440)
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the nine months ended June 30, 2018 as a result of an increased number of market quotes available and/or increased market liquidity.
The following table provides a roll-forward in the changes in fair value from September 30, 2016 to June 30, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2016	$1,689,535	$285,277	$47,749	$106,540	$2,129,101	$18,400
New investments & net revolver activity	296,724	130,508	—	37,272	464,504	—
Redemptions/repayments	(637,317)	(180,538)	(652)	(6,197)	(824,704)	(5,119)
Net accrual of PIK interest income	1,026	2,470	1,470	—	4,966	—
Accretion of OID	10,167	—	—	—	10,167	—
Net change in unearned income	146	41	—	—	187	—
Net unrealized appreciation (depreciation) on investments	27,429	15,950	4,250	(30,204)	17,425	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	294
Realized loss on investments	(119,892)	(19,857)	(6,952)	(4,753)	(151,454)	—
Fair value as of June 30, 2017	$1,267,818	$233,851	$45,865	$102,658	$1,650,192	$13,575
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and foreign currency and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2017	$(85,327)	$(1,296)	$(903)	$(25,842)	$(113,368)	$294

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of June 30, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$334,735	Market yield technique	Market yield	(a)	7.4%	-	20.3%	12.1%
	102,215	Enterprise value technique	EBITDA multiple	(b)	3.4x	-	7.6x	4.9x
	32,510	Enterprise value technique	Asset multiple	(b)	0.9x	-	1.1x	1.0x
	37,031	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	156,290	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	20,703	Market yield technique	Market yield	(a)	13.3%	-	20.0%	15.2%
	1,573	Enterprise value technique	EBITDA multiple	(a)	4.8x	-	6.9x	5.5x
SLF JV I debt investments	129,976	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	14,543	Enterprise value technique	Revenue multiple	(b)	0.5x	-	11.0x	2.2x
	33,572	Enterprise value technique	EBITDA multiple	(b)	3.4x	-	17.9x	7.6x
	5,646	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	4,455	Enterprise value technique	Asset multiple	(b)	0.9x	-	1.1x	1.0x
Total	$873,249
Secured borrowings	9,950	Enterprise value technique	EBITDA multiple	(b)	5.5x	-	5.7x	5.6x
Total	$9,950
__________

(a)	Used when market participant would take into account market yield when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities and secured borrowings as of June 30, 2018 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of June 30, 2018 is the earnings before interest, taxes, depreciation and amortization ("EBITDA"), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

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
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of September 30, 2017 is the EBITDA or revenue multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2018 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$211,000	$211,000	$—	$—	$211,000
Unsecured notes payable (net of unamortized financing costs)	386,132	393,156	—	162,615	230,541
Total	$597,132	$604,156	$—	$162,615	$441,541
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

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	June 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,255,591	74.57%	$1,313,432	74.73%
Subordinated debt	193,507	11.49	112,869	6.42
Debt investments in SLF JV I	129,976	7.72	128,671	7.32
LLC equity interests of SLF JV I	16,172	0.96	16,172	0.92
Purchased equity	73,686	4.38	112,558	6.40
Equity grants	4,064	0.24	48,805	2.78
Limited partnership interests	10,813	0.64	25,158	1.43
Total	$1,683,809	100.00%	$1,757,665	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$1,155,550	76.00%	137.88%	$1,202,699	78.01%	138.61%
Subordinated debt	165,220	10.87%	19.71%	93,438	6.06%	10.77%
Debt investments in SLF JV I	129,976	8.55%	15.51%	128,671	8.35%	14.83%
LLC equity interests of SLF JV I	1,932	0.13%	0.23%	5,525	0.36%	0.64%
Purchased equity	51,757	3.40%	6.18%	78,655	5.10%	9.07%
Equity grants	6,460	0.42%	0.77%	6,954	0.45%	0.80%
Limited partnership interests	9,623	0.63%	1.15%	25,813	1.67%	2.97%
Total	$1,520,518	100.00%	181.43%	$1,541,755	100.00%	177.69%

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

	June 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Northeast	$477,092	28.33%	$648,105	36.87%
Midwest	290,559	17.26%	258,895	14.73%
West	288,841	17.15%	328,673	18.70%
Southwest	260,855	15.49%	271,484	15.45%
Southeast	196,774	11.69%	176,460	10.04%
International	162,808	9.67%	62,649	3.56%
Northwest	6,880	0.41%	11,399	0.65%
Total	$1,683,809	100.00%	$1,757,665	100.00%

	June 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast	$429,378	28.23%	51.24%	$539,803	35.01%	62.22%
West	275,809	18.14%	32.91%	297,716	19.31%	34.31%
Midwest	241,199	15.86%	28.78%	224,111	14.54%	25.83%
Southeast	201,906	13.28%	24.09%	179,460	11.64%	20.68%
Southwest	196,147	12.90%	23.40%	224,233	14.54%	25.84%
International	169,158	11.13%	20.18%	64,780	4.20%	7.47%
Northwest	6,921	0.46%	0.83%	11,652	0.76%	1.34%
Total	$1,520,518	100.00%	181.43%	$1,541,755	100.00%	177.69%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of June 30, 2018 and September 30, 2017 was as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$161,755	9.60%	$173,427	9.87%
Healthcare services	120,396	7.15	210,527	11.98
Internet software & services	101,106	6.00	270,192	15.37
Data processing & outsourced services	100,205	5.95	77,673	4.42
Property & casualty insurance	66,369	3.94	—	—
Environmental & facilities services	61,897	3.68	49,902	2.84
Movies & entertainment	61,502	3.65	—	—
Oil & gas equipment services	57,116	3.39	27,598	1.57
Specialized finance	51,946	3.09	3,224	0.18
Airlines	49,941	2.97	57,602	3.28
Healthcare equipment	48,918	2.91	99,614	5.67
Specialty stores	45,737	2.72	58,530	3.33
Electrical components & equipment	45,680	2.71	—	—
Advertising	44,219	2.63	84,720	4.82
Integrated telecommunication services	40,752	2.42	30,840	1.75
Aerospace & defense	39,443	2.34	—	—
Auto parts & equipment	38,619	2.29	21,191	1.21
Pharmaceuticals	35,674	2.12	60,810	3.46
Oil & gas exploration & production	34,707	2.06	—	—
Research & consulting services	34,581	2.05	37,952	2.16
Technology distributors	34,337	2.04	—	—
Air freight and logistics	32,530	1.93	32,530	1.85
Construction & engineering	30,414	1.81	67,879	3.86
Housewares & specialties	29,866	1.77	29,852	1.70
Diversified support services	25,188	1.50	22,724	1.29
Consumer electronics	23,382	1.39	23,176	1.32
General merchandise stores	22,861	1.36	—	—
Oil & gas refining & marketing	22,712	1.35	—	—
Healthcare distributors	19,706	1.17	—	—
Personal products	19,564	1.16	—	—
Apparel, accessories & luxury goods	18,265	1.08	5,165	0.29
Education services	16,418	0.98	50,013	2.85
Investment banking & brokerage	15,323	0.91	—	—
Healthcare technology	14,366	0.85	—	—
Security & alarm services	13,112	0.78	13,214	0.75
Industrial machinery	11,994	0.71	15,074	0.86
Commodity chemicals	10,953	0.65	—	—
Broadcasting	9,950	0.59	—	—
Household products	7,960	0.47	—	—
Household appliances	7,922	0.47	—	—
Precious metals & minerals	7,363	0.44	7,459	0.42
Trucking	7,006	0.42	7,081	0.40
Human resources & employment services	6,982	0.41	—	—
Commercial printing	5,883	0.35	5,983	0.34
Thrift & mortgage finance	5,790	0.34	7,240	0.41
Leisure facilities	5,450	0.32	30,931	1.76
Restaurants	4,873	0.29	4,910	0.28
Application software	4,818	0.29	51,444	2.93
Food retail	4,182	0.25	4,176	0.24
IT consulting & other services	3,963	0.24	4,127	0.23
Other diversified financial services	113	0.01	12,079	0.69
Distributors	—	—	14,963	0.85
Casinos & gaming	—	—	23,309	1.33
Home improvement retail	—	—	22,944	1.31
Real estate services	—	—	13,011	0.74
Hypermarkets & super centers	—	—	11,979	0.68
Computer & electronics retail	—	—	6,399	0.36
Multi-utilities	—	—	6,201	0.35
Total	$1,683,809	100.00%	$1,757,665	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Multi-sector holdings (1)	$147,265	9.69%	17.56%	$164,511	10.67%	18.96%
Internet software & services	97,558	6.40	11.64	265,076	17.20	30.56
Data processing & outsourced services	86,183	5.67	10.28	68,314	4.43	7.87
Healthcare services	72,396	4.76	8.64	93,912	6.09	10.82
Property & casualty insurance	67,189	4.42	8.02	—	—	—
Environmental & facilities services	62,428	4.11	7.45	50,659	3.29	5.84
Movies & entertainment	61,755	4.06	7.37	—	—	—
Oil & gas equipment services	60,767	4.00	7.25	28,347	1.84	3.27
Airlines	54,408	3.58	6.49	59,511	3.86	6.86
Specialized finance	52,167	3.43	6.22	3,278	0.21	0.38
Electrical components & equipment	46,854	3.08	5.59	—	—	—
Specialty stores	44,915	2.95	5.36	56,867	3.69	6.55
Aerospace & defense	39,837	2.62	4.75	—	—	—
Auto parts & equipment	39,283	2.58	4.69	21,715	1.41	2.50
Pharmaceuticals	38,213	2.51	4.56	62,770	4.07	7.23
Research & consulting services	36,390	2.39	4.34	38,531	2.50	4.44
Oil & gas exploration & production	35,175	2.31	4.20	—	—	—
Integrated telecommunication services	34,934	2.30	4.17	31,358	2.03	3.61
Advertising	34,501	2.27	4.12	83,648	5.43	9.64
Technology distributors	34,328	2.26	4.10	—	—	—
Construction & engineering	31,508	2.07	3.76	50,269	3.26	5.79
Housewares & specialties	29,625	1.95	3.53	29,775	1.93	3.43
Diversified support services	24,960	1.64	2.98	22,554	1.46	2.60
Consumer electronics	24,484	1.61	2.92	24,066	1.56	2.77
Oil & gas refining & marketing	22,764	1.50	2.72	—	—	—
General merchandise stores	22,631	1.49	2.70	—	—	—
Personal products	19,750	1.30	2.36	—	—	—
Healthcare distributors	19,294	1.27	2.30	—	—	—
Investment banking & brokerage	15,323	1.01	1.83	—	—	—
Healthcare technology	14,573	0.96	1.74	—	—	—
Apparel, accessories & luxury goods	12,986	0.85	1.55	1,241	0.08	0.14
Security & alarm services	12,867	0.85	1.54	13,103	0.85	1.51
Industrial machinery	11,539	0.76	1.38	15,004	0.97	1.73
Commodity chemicals	10,964	0.72	1.31	—	—	—
Broadcasting	10,013	0.66	1.19	—	—	—
Healthcare equipment	9,431	0.62	1.13	72,922	4.73	8.40
Leisure facilities	8,167	0.54	0.97	32,591	2.11	3.76
Household appliances	7,990	0.53	0.95	—	—	—
Household products	7,966	0.52	0.95	—	—	—
Precious metals & minerals	7,595	0.50	0.91	7,464	0.48	0.86
Application software	7,142	0.47	0.85	53,905	3.50	6.21
Trucking	7,044	0.46	0.84	7,106	0.46	0.82
Human resources & employment services	7,017	0.46	0.84	—	—	—
Commercial printing	5,952	0.39	0.71	6,045	0.39	0.70
Thrift & mortgage finance	4,976	0.33	0.59	6,129	0.40	0.71
Restaurants	4,822	0.32	0.58	4,917	0.32	0.57
Food retail	4,256	0.28	0.51	4,251	0.28	0.49
Leisure products	3,940	0.26	0.47	5,900	0.38	0.68
IT consulting & other services	3,860	0.25	0.46	3,927	0.25	0.45
Education services	533	0.04	0.06	38,254	2.48	4.41
Air freight and logistics	—	—	—	1,810	0.12	0.21
Home improvement retail	—	—	—	24,784	1.61	2.86
Casinos & gaming	—	—	—	23,495	1.52	2.71
Distributors	—	—	—	14,829	0.96	1.71
Real estate services	—	—	—	13,014	0.84	1.50
Other diversified financial services	—	—	—	11,646	0.76	1.34
Hypermarkets & super centers	—	—	—	11,504	0.75	1.33
Computer & electronics retail	—	—	—	6,498	0.42	0.75
Multi-utilities	—	—	—	6,255	0.41	0.72
Total	$1,520,518	100.00%	181.43%	$1,541,755	100.00%	177.69%
___________________

(1)	This industry includes the Company's investment in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2018 and September 30, 2017, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. For the three and nine months ended June 30, 2018 and June 30, 2017, no individual investment produced investment income that exceeded 10% of total investment income.
Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by the Company and one representative selected by Kemper (with approval from a representative of each required). Since the Company does not have a controlling financial interest in SLF JV I, the Company does not consolidate SLF JV I. As of June 30, 2018, SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional mezzanine notes issued to the Company and Kemper by SLF Repack Issuer 2016 LLC, which mature on October 12, 2036. As of June 30, 2018 and September 30, 2017, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding mezzanine notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $200.0 million of borrowings as of June 30, 2018 and September 30, 2017. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of the special purpose financing subsidiary of SLF JV I. On June 28, 2018, SLF JV I amended the Deutsche Bank I Facility, which extended the expiration of the reinvestment period from July 7, 2018 to June 28, 2021 and the maturity date from July 7, 2023 to June 28, 2026 and decreased the interest rate from the 3-month LIBOR plus 2.25% per annum during the reinvestment period and the 3-month LIBOR plus 2.40% per annum during the amortization period to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and the 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $164.6 million and $71.5 million of borrowings were outstanding as of June 30, 2018 and September 30, 2017, respectively.
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
As of June 30, 2018 and September 30, 2017, SLF JV I had total assets of $357.2 million and $276.8 million, respectively. As of June 30, 2018, the Company's investment in SLF JV I consisted of LLC equity interests of $1.9 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $100.4 million and $29.5 million, at fair value, respectively. As of September 30, 2017, the Company's investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. In connection with the restructuring in December 2016 of the Company’s and Kemper’s investment in SLF JV I, the Company and Kemper exchanged their holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I Facility and, prior to its termination, the Deutsche Bank II Facility. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions made by the Company to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 44 and 32 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of June 30, 2018 and September 30, 2017, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of each of June 30, 2018 and September 30, 2017, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of June 30, 2018, the Company and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of each of June 30, 2018 and September 30, 2017, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Senior secured loans (1)	$333,447	$245,063
Weighted average interest rate on senior secured loans (2)	6.92%	7.70%
Number of borrowers in SLF JV I	44	32
Largest exposure to a single borrower (1)	$17,758	$18,374
Total of five largest loan exposures to borrowers (1)	$69,929	$82,728
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of June 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Accudyne Industries, LLC	Industrial machinery	First Lien	8/18/2024	LIBOR+3.25% (1% floor)	5.34%	$9,550	$9,550	$9,542
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder Luxembourg Subco Sarl (3)	Electrical components & equipment	First Lien B	5/4/2025	LIBOR+4.5%	6.82%	11,300	10,961	11,281
Air Newco LP	IT consulting & other services	First Lien B	5/31/2024	LIBOR+4.75%	6.78%	10,000	9,975	10,075
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien B	6/28/2025	LIBOR+5.5%	7.84%	10,000	9,900	10,000
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.84%	6,929	6,977	6,839
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien B	4/1/2022	LIBOR+4.75% (1% floor)	6.84%	10,000	10,000	10,037
Asset International, Inc.	Research & Consulting Services	First Lien	12/29/2024	LIBOR+4.5% (1% floor)	6.83%	6,965	6,836	6,934
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien	5/22/2025	LIBOR+3%	5.07%	10,000	9,975	9,985
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien B	5/21/2025	LIBOR+4%	6.09%	7,500	7,463	7,519
BJ's Wholesale Club, Inc.	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.5% (1% floor)	5.53%	4,909	4,914	4,914
Chloe Ox Parent LLC	Healthcare services	First Lien	12/14/2024	LIBOR+5% (1% floor)	6.83%	9,975	9,881	10,000
Clearent Newco, LLC	Application software	First Lien	3/20/2024	LIBOR+4% (1% floor)	6.32%	6,912	6,813	6,813
		Delayed Draw	3/20/2024	PRIME+4% (1% floor)	8.25%	—	(29)	(28)
		First Lien Revolver	3/20/2023	PRIME+4% (1% floor)	7.75%	559	545	544
Total Clearent Newco, LLC						7,471	7,329	7,329
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+3.5% (1% floor)	5.59%	10,692	10,602	10,729
DFT Intermediate LLC	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	7.83%	10,616	10,404	10,616
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	11.06%	8,919	8,939	8,872
DTZ U.S. Borrower, LLC	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	5.61%	6,911	6,938	6,912
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.25% (0.75% floor)	10.24%	17,758	17,625	17,936
Eton (3)	Research & consulting services	Second Lien	3/16/2026	LIBOR+7.50%	9.48%	6,000	5,970	6,037
Everi Payments Inc.	Casinos & gaming	First Lien	5/9/2024	LIBOR+3.5% (1% floor)	5.09%	4,950	4,927	4,955
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.92%	4,528	4,497	4,531
Garretson Resolution Group, Inc. (5)	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)		5,797	5,772	5,096
Gigamon Inc.	Systems software	First Lien	12/18/2024	LIBOR+4.5% (1% floor)	6.83%	7,960	7,886	8,030
IBC Capital Ltd.	Metal & glass containers	First Lien B	9/11/2023	LIBOR+3.75%	6.08%	8,977	8,955	8,996
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien A	10/1/2021	LIBOR+7.25% (1.25% floor)	9.59%	8,500	8,516	8,500
		First Lien B	10/1/2021	LIBOR+7.25% (1.25% floor)	9.59%	8,500	8,424	8,500
Total InMotion Entertainment Group, LLC						17,000	16,940	17,000

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	9.33%	$2,040	$2,039	$2,040
		927 shares Common Stock					1,088	815
Total Keypath Education, Inc.						2,040	3,127	2,855
McDermott Technology Americas Inc. (3)	Oil & gas equipment & services	First Lien B	4/3/2025	LIBOR+5% (1% floor)	7.09%	9,975	9,777	10,038
Morphe LLC (3)	Personal products	First Lien	2/10/2023	LIBOR+6% (1% floor)	8.33%	4,444	4,402	4,444
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.25% (1% floor)	6.34%	5,913	5,888	5,939
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	7.33%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	7.43%	766	765	765
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,560	2,559	3,560
Northern Star Industries Inc.	Electrical components & equipment	First Lien	3/31/2025	LIBOR+4.75% (1% floor)	7.08%	6,982	6,949	6,991
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	7.10%	6,071	6,025	5,904
OCI Beaumont LLC	Commodity chemicals	First Lien	2/16/2025	LIBOR+4.25% (1% floor)	6.33%	7,980	7,970	8,059
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	10.10%	3,086	3,081	3,086
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	7.84%	2,330	2,295	2,365
Scientific Games International, Inc.	Casinos & gaming	First Lien B-5	8/14/2024	LIBOR+2.75% (1% floor)	4.84%	6,598	6,567	6,563
SHO Holding I Corporation	Footwear	First Lien	11/18/2022	LIBOR+5% (1% floor)	7.36%	8,529	8,505	7,804
TravelCLICK, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	9.84%	2,871	2,871	2,873
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	7.08%	2,024	2,015	2,029
Uber Technologies Inc.	Application software	First Lien	4/4/2025	LIBOR+4% (1% floor)	6.00%	10,000	9,951	10,048
Uniti Group LP	Specialized REITs	First Lien B	10/24/2022	LIBOR+3% (1% floor)	5.09%	6,484	6,231	6,207
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+6.25% (1% floor)	8.34%	12,899	12,789	12,899
Veritas US Inc.	Internet software & services	First Lien	1/27/2023	LIBOR+4.5% (1% floor)	6.71%	6,982	6,929	6,416
Verra Mobility, Corp.	Data processing & outsourced services	First Lien B	2/28/2025	LIBOR+3.75% (1% floor)	5.84%	10,972	10,990	11,050
						$333,447	$333,527	$333,965
__________
(1) Represents the interest rate as of June 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I as of June 30, 2018.
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
(5) This investment was on cash non-accrual status as of June 30, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Both the cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by the Company were $100.4 million and $101.0 million as of June 30, 2018 and September 30, 2017, respectively. The Company earned interest of $1.7 million and $5.1 million on its investments in these notes for the three and nine months ended June 30, 2018, respectively. The Company earned interest of $1.7 million and $3.5 million on its investments in these notes for the three and nine months ended June 30, 2017, respectively. Both the cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by the Company were $29.5 million and $27.6 million as of June 30, 2018 and September 30, 2017, respectively. The Company earned PIK interest of $1.0 million and $3.0 million on its investments in these notes for the three and nine months ended June 30, 2018. The Company earned PIK interest of $1.0 million and $2.0 million on its investments in these notes for the three and nine months ended June 30, 2017, respectively. On June 28, 2018, the Class B mezzanine secured deferrable fixed rate notes of SLF JV I were amended to bear interest at a fixed cash rate of 10% per annum. Prior to such amendment, these notes bore interest at a fixed PIK rate of 15% per annum. Prior to their repayment, the subordinated notes of SLF JV I bore interest at a rate of LIBOR plus 8.0% per annum, and the Company earned interest income of $2.9 million on its investments in these notes for the period from September 30, 2016 through their redemption in December 2016. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.2 million and $1.9 million, respectively, as of June 30, 2018, and $16.2 million and $5.5 million, respectively, as of September 30, 2017. The Company earned dividend income of $1.6 million for the three and nine months ended June 30, 2018, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned dividend income of $0.4 million and $1.1 million for the three and nine months ended June 30, 2017, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are income producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and 2017:

	June 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2018: $333,527; cost September 30, 2017: $251,648)	$333,965	$235,526
Receivables from secured financing arrangements at fair value (cost June 30, 2018: $9,801; cost September 30, 2017: $9,783)	7,033	8,305
Cash and cash equivalents	4,482	24,389
Restricted cash	4,519	5,097
Other assets	7,221	3,485
Total assets	$357,220	$276,802

Senior credit facilities payable	$164,610	$113,053
Debt securities payable at fair value (proceeds June 30, 2018: $148,543; proceeds September 30, 2017: $147,052)	148,543	147,052
Other liabilities	41,858	10,383
Total liabilities	$355,011	$270,488
Members' equity	2,209	6,314
Total liabilities and members' equity	$357,220	$276,802

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Selected Statements of Operations Information:
Interest income	$4,888	$5,489	$14,545	$17,945
Other income	10	61	59	389
Total investment income	4,898	5,550	14,604	18,334
Interest expense	5,334	5,348	15,394	16,720
Other expenses	135	84	407	579
Total expenses (1)	5,469	5,432	15,801	17,299
Net unrealized appreciation (depreciation)	14,277	(769)	15,270	(13,816)
Net realized gain (loss)	(16,363)	16	(16,384)	13,350
Net income	$(2,657)	$(635)	$(2,311)	$569
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the nine months ended June 30, 2018 and 2017, the Company did not sell any investments to SLF JV I.
First Star Speir Aviation
The Company determined that First Star Speir Aviation Limited has met the conditions of a significant subsidiary for the quarter ended June 30, 2018 under at least one of the significance conditions of 1-02(w) of Regulation S-X for which the Company is required to provide certain summarized financial information. Accordingly, summarized financial information is presented below for First Star Speir Aviation Limited for the nine months ended June 30, 2018 and June 30, 2017.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Summarized financial information	For the nine months ended June 30, 2018	For the nine months ended June 30, 2017
Revenue	$4,392	$4,477
Gross profit	2,007	2,013
Loss from continuing operations	(949)	(1,717)
Net loss	(949)	(1,717)

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
For the three months ended June 30, 2018, the Company recorded total fee income of $2.4 million, $0.4 million of which was recurring in nature. For the nine months ended June 30, 2018, the Company recorded total fee income of $7.4 million, $1.2 million of which was recurring in nature. For the three months ended June 30, 2017, the Company recorded total fee income of $2.4 million, $0.6 million of which was recurring in nature. For the nine months ended June 30, 2017, the Company recorded total fee income of $8.8 million, $2.1 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10 Earnings per Share, for the three and nine months ended June 30, 2018 and June 30, 2017:

(Share amounts in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$24,252	$(6,057)	$13,431	$(71,498)
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961	141,599
Earnings (loss) per common share — basic and diluted	$0.17	$(0.04)	$0.10	$(0.50)

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For income tax purposes, the Company estimates that its distributions for the 2018 calendar year will be composed primarily of ordinary income and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2018 calendar year. To the extent that the Company’s taxable earnings for a fiscal and taxable year fall below the amount of dividend distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year may be deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
Total for the nine months ended June 30, 2018			$0.305	$ 41.8 million	268,623	$ 1.2 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (2)
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
Total for the nine months ended June 30, 2017			$0.34	$ 45.5 million	441,122	$ 2.3 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding.

Common Stock Offering
There were no common stock offerings during the three and nine months ended June 30, 2018 and June 30, 2017.
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

Note 6. Borrowings
ING Facility
On November 30, 2017, the Company entered into a senior secured revolving credit facility (as amended, the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (as amended, the “ING Credit Agreement”) with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The ING Facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the ING Facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The ING Credit Agreement further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.
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
The ING Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company pursuant to a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among the Company, the other obligors party thereto, and ING Capital LLC, as collateral agent to the secured parties. The Company pledged its entire equity interest in certain immaterial subsidiaries to the collateral agent pursuant to the terms of the ING Security Agreement. As of June 30, 2018, except for assets that were held by the Excluded Subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING Facility.
The ING Credit Agreement and related agreements governing the ING Facility require the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.0:1.0, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 for the first year following the closing date and (2) 2.25:1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The ING Facility also includes usual and customary default provisions such as the failure to make timely payments under the ING Facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the ING Facility, which, if not complied with, could accelerate repayment under the ING Facility. As of June 30, 2018, the Company was in compliance with all financial covenants under the ING Facility.
Each loan or letter of credit originated under the ING Facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING Facility at any particular time or at all.
From May 27, 2010 through November 30, 2017, the Company was party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent (as amended, the “Prior ING Facility”). In connection with the entry into the ING Credit Agreement, the Company repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018. During the nine months ended June 30, 2018, the Company expensed $0.2 million of unamortized deferred financing costs related to the Prior ING Facility.
As of June 30, 2018, the Company had $211.0 million of borrowings outstanding under the ING Facility, which had a fair value of $211.0 million. The Company's borrowings under the ING Facility bore interest at a weighted average interest rate of 4.053% for the period from November 30, 2017 to June 30, 2018. As of September 30, 2017, the Company had $226.5 million of borrowings outstanding under the Prior ING Facility. The Company’s borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% and 3.093% for the period from October 1, 2017 to November 30, 2017 and the nine months ended June 30, 2017, respectively. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $2.7 million and $7.9 million, in the aggregate, related to the Prior ING Facility and the ING Facility. For the three months and nine months ended June 30, 2017, the Company recorded interest expense of $3.1 million and $10.5 million, respectively, related to the Prior ING Facility.
Sumitomo Facility
On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary of the Company, entered into a Loan and Servicing Agreement (as subsequently amended, the "Sumitomo Agreement") with respect to a credit facility (as amended, "Sumitomo Facility") with Sumitomo Mitsui Banking Corporation, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
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
The Company's borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% and 3.033% for the period from October 1, 2017 through termination on November 24, 2017 and the nine months ended June 30, 2017, respectively. For the nine months ended June 30, 2018, the Company recorded interest expense of $0.7 million, including $0.5 million of debt issuance costs that were expensed, related to the Sumitomo Facility. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0.7 million and $1.9 million, respectively, related to the Sumitomo Facility.
Excluded Subsidiaries
As of June 30, 2018 and September 30, 2017, FSMP IV and FSMP V had no SBA-guaranteed debentures outstanding. On January 17, 2018, the SBA approved FSMP IV's and FSMP V's requests to surrender their licenses to operate as a SBIC, previously issued in 2010 and 2012, respectively, and the licenses were surrendered in January 2018.
During the nine months ended June 30, 2017, the outstanding SBA-guaranteed debentures held by the Excluded Subsidiaries carried a weighted average interest rate of 3.023% (excluding the SBA annual charge). For the three and nine months ended June 30, 2017, the Company recorded aggregate interest expense of $1.4 million and $6.3 million, respectively, related to the SBA-guaranteed debentures of the Excluded Subsidiaries.
See Notes 13 through 14 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

Accumulated PIK interest activity for the three and nine months ended June 30, 2018 and June 30, 2017 was as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
PIK balance at beginning of period	$72,031	$65,307	$69,417	$62,631
Gross PIK interest accrued	6,042	4,999	18,697	15,934
PIK income reserves (1)	(4,585)	(2,426)	(13,427)	(6,969)
PIK interest received in cash	(94)	(283)	(1,293)	(3,999)
PIK balance at end of period	$73,394	$67,597	$73,394	$67,597
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of each of June 30, 2018 and September 30, 2017, there were eight investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,371,573	86.86%	$1,383,615	95.37%	$1,344,535	86.46%	$1,357,794	95.29%
PIK non-accrual (1)	12,661	0.80	—	—	10,227	0.66	379	0.03
Cash non-accrual (2)	194,840	12.34	67,131	4.63	200,210	12.88	66,636	4.68
Total	$1,579,074	100.00%	$1,450,746	100.00%	$1,554,972	100.00%	$1,424,809	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2018 and 2017.

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Net increase (decrease) in net assets resulting from operations	$24,252	$(6,057)	$13,431	$(71,498)
Net unrealized (appreciation) depreciation on investments, secured borrowings and foreign currency	(99,259)	13,147	(55,410)	(18,603)
Book/tax difference due to loan fees	(335)	(152)	(122)	(17)
Book/tax difference due to exit fees	—	—	—	1,081
Book/tax difference due to organizational and deferred offering costs	(22)	(22)	(66)	(63)
Book/tax difference due to interest income on certain loans	—	—	—	(168)
Book/tax difference due to capital losses not recognized	88,599	14,010	84,756	154,444
Other book/tax differences	(1,331)	(2,439)	(6,501)	(5,489)
Taxable/Distributable Income (1)	$11,904	$18,487	$36,088	$59,687
__________
(1) The Company's taxable income for the three and nine months ended June 30, 2018 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.
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
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company did not incur a U.S. federal excise tax for calendar years 2016 and 2017 and does not expect to incur a U.S. federal excise tax for calendar year 2018.
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
During the three months ended June 30, 2018, the Company recorded an aggregate net realized loss on investments and secured borrowings of $89.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Traffic Solutions Holdings, Inc.	$(15.8)
Ameritox Ltd.	(74.8)
Metamorph US 3, LLC	(6.7)
Lytx, Inc.	4.4
Other, net	3.5
Total, net	$(89.4)
During the three months ended June 30, 2017, the Company recorded an aggregate net realized loss on investments and secured borrowings of $12.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Eagle Hospital Physicians, LLC	$(13.1)
Other, net	0.8
Total, net	$(12.3)
During the nine months ended June 30, 2018, the Company recorded an aggregate net realized loss on investments and secured borrowings of $84.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Traffic Solutions Holdings, Inc.	$(15.8)
Ameritox Ltd.	(74.8)
Metamorph US 3, LLC	(6.7)
Lytx, Inc.	4.4
AmBath/ReBath Holdings, Inc.	2.0
Yeti Acquisition, LLC	2.0
Access Medical Acquisition, Inc.	1.0
Other, net	3.0
Total, net	$(84.9)
During the nine months ended June 30, 2017, the Company recorded an aggregate net realized loss on investments and secured borrowings of $151.3 million, which consisted of the following:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
AdVenture Interactive, Corp.	(47.4)
Answers Corporation	(37.3)
Express Group Holdings LLC	(22.3)
Senior Loan Fund JV I, LLC	(19.9)
Eagle Hospital Physicians, LLC	(13.1)
Integrated Petroleum Technologies, Inc.	(11.1)
Other, net	(0.2)
Total, net	$(151.3)
Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended June 30, 2018 and June 30, 2017, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $99.3 million and $(13.1) million, respectively. For the three months ended June 30, 2018, this consisted of $97.2 million of net reclassifications to realized losses (resulting in unrealized appreciation), $0.8 million of net unrealized appreciation on debt investments, $0.9 million of net unrealized appreciation on equity investments and $0.4 million of net unrealized depreciation on secured borrowings. For the three months ended June 30, 2017, this consisted of $4.9 million of net unrealized depreciation on debt investments and $8.6 million of net unrealized depreciation on equity investments, offset by $0.2 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.1 million of net unrealized depreciation on secured borrowings.
During the nine months ended June 30, 2018 and June 30, 2017, the Company recorded net unrealized appreciation on investments and secured borrowings of $55.4 million and $18.6 million, respectively. For the nine months ended June 30, 2018, this consisted of $90.3 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $2.4 million of net unrealized depreciation on secured borrowings, offset by $33.1 million of net unrealized depreciation on debt investments and $4.2 million of net unrealized depreciation on equity investments. For the nine months ended June 30, 2017, this consisted of $136.6 million of net reclassifications to realized losses (resulting in unrealized appreciation), offset by $86.2 million of net unrealized depreciation on debt investments, $31.5 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized appreciation on secured borrowings.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of June 30, 2018 and September 30, 2017, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $7.1 million and $6.8 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and the Former Adviser, respectively.
New Investment Advisory Agreement
Effective October 17, 2017 and as of June 30, 2018, the Company is party to the New Investment Advisory Agreement with Oaktree. Under the New Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the New Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, the base management fee (net of waivers) incurred under the New Investment Advisory Agreement was $5.9 million and $15.7 million, respectively, which was payable to Oaktree. For each of the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, Oaktree waived a portion of the base management fee, which resulted in waivers of less than $0.1 million, which amounts may be subject to recovery by Oaktree.
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

For the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, the first part of the incentive fee (net of waivers) incurred under the New Investment Advisory Agreement was $1.2 million and $5.3 million, respectively. To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15 (f) of the 1940 Act, Oaktree entered into a two-year contractual fee waiver with the Company that will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the extent required, any fees will be waived or reimbursed as soon as practicable after the end of the two-year period. As of June 30, 2018, Oaktree had accrued an aggregate amount of $1.5 million of incentive fees potentially subject to waiver, which was included in base management fee and Part I incentive fee payable.

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

For the period from October 1, 2017 to October 17, 2017 and the three and nine months ended June 30, 2017, the base management fee (net of waivers) incurred under the investment advisory agreements with the Former Adviser was $1.1 million, $7.9 million and $24.4 million, respectively, all of which were payable to the Former Adviser. For each of the period from October 1, 2017

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

to October 17, 2017 and the three and nine months ended June 30, 2017, the Former Adviser voluntarily waived a portion of the base management fee, which resulted in waivers of less than $0.1 million.
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
For the period from October 1, 2017 to October 17, 2017, no incentive fee was incurred under the Former Investment Advisory Agreement. For the three and nine months ended June 30, 2017, incentive fees incurred under the investment advisory agreement with the Former Adviser were $3.5 million and $10.7 million, respectively.
GAAP Accruals

GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the New Investment Advisory Agreement will be consistent with the formula reflected in the New Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of June 30, 2018 because the capital gain incentive fee under the New Investment Advisory Agreement will not be charged until the fiscal year ending September 30, 2019.
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
Prior to its termination by its terms on October 17, 2017 and throughout the Company’s 2017 fiscal year, the Company was party to the Former Administration Agreement with the Former Administrator. The Former Administrator was a wholly-owned subsidiary of the Former Adviser. Pursuant to the Former Administration Agreement, the Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above. For providing these services, facilities and personnel, the Company reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement.
For the three months ended June 30, 2018, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the nine months ended June 30, 2018, the Company accrued administrative expenses of $1.7 million, including $0.3 million of general and administrative expenses. Of the accrued administrative expenses of $1.7 million for the nine months ended June 30, 2018, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.5 million was due to Oaktree Administrator. For the three months ended June 30, 2017, the Company accrued administrative expenses of $0.6 million, including $0.2 million of general and administrative expenses, which were due to the Former Administrator. For the nine months ended June 30, 2017, the Company accrued administrative expenses of $2.7 million, including $1.1 million of general and administrative expenses, which were due to the Former Administrator.
As of June 30, 2018 and September 30, 2017, $4.2 million and $1.8 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses payable to Oaktree Administrator and the Former Administrator, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Net asset value per share at beginning of period	$5.87	$7.23	$6.16	$7.97
Net investment income (4)	0.10	0.14	0.31	0.43
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	0.71	(0.09)	0.39	0.13
Net realized gain (loss) on investments, secured borrowings and unsecured notes payable (4)	(0.63)	(0.09)	(0.60)	(1.07)
Distributions to stockholders (4)	(0.10)	(0.02)	(0.31)	(0.34)
Net issuance/repurchases of common stock (4)	—	—	—	0.05
Net asset value per share at end of period	$5.95	$7.17	$5.95	$7.17
Per share market value at beginning of period	$4.21	$4.62	$5.47	$5.81
Per share market value at end of period	$4.78	$4.86	$4.78	$4.86
Total return (1)	15.82%	5.63%	(6.84)%	(10.50)%
Common shares outstanding at beginning of period	140,960,651	140,960,651	140,960,651	143,258,785
Common shares outstanding at end of period	140,960,651	140,960,651	140,960,651	140,960,651
Net assets at beginning of period	$827,234	$1,019,626	$867,657	$1,142,288
Net assets at end of period	$838,095	$1,010,750	$838,095	$1,010,750
Average net assets (2)	$837,286	$1,016,037	$837,878	$1,043,283
Ratio of net investment income to average net assets (5)	6.91%	7.65%	6.86%	7.84%
Ratio of total expenses to average net assets (5)	9.08%	10.10%	9.43%	10.57%
Ratio of net expenses to average net assets (5)	8.34%	10.08%	9.17%	10.39%
Ratio of portfolio turnover to average investments at fair value	19.26%	8.67%	51.32%	19.68%
Weighted average outstanding debt (3)	$546,297	$905,994	$590,921	$1,032,076
Average debt per share (4)	$3.88	$6.43	$4.19	$7.29
Asset coverage ratio	237.18%	231.29%	237.18%	231.29%
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

Note 13. Unsecured Notes
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured 2019 Notes for net proceeds of $244.4 million after deducting OID of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.  The OID on the 2019 Notes is amortized based on the effective interest method over the term of the notes.
The 2019 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the supplemental indenture, dated February 26, 2014 (collectively, the "2019 Notes Indenture"), between the Company and Deutsche Bank Trust Company Americas (the "Trustee"). The 2019 Notes are the Company's general unsecured obligations that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2019 Notes. The 2019 Notes rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated. The 2019 Notes effectively rank junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

secures) to the extent of the value of the assets securing such indebtedness. The 2019 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
Interest on the 2019 Notes is paid semi-annually on March 1 and September 1 at a rate of 4.875% per annum. The 2019 Notes mature on March 1, 2019 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity.
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2018, the Company repurchased and subsequently canceled $21.2 million of the 2019 Notes. The Company recognized a loss of $0.1 million in connection with such transaction. There were no repurchases during the nine months ended June 30, 2017.
For each of the three and nine months ended June 30, 2018, the Company recorded interest expense of $3.0 million and $9.5 million, respectively, related to the 2019 Notes. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $3.3 million and $10.0 million, respectively, related to the 2019 Notes.
As of June 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.1 million and $230.5 million, respectively.
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
Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 30, 2017. The 2024 Notes currently trade on the New York Stock Exchange under the symbol “OSLE” with a par value of $25.00 per note.
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2018 and 2017, the Company did not repurchase any of the 2024 Notes in the open market.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For each of the three and nine months ended June 30, 2018, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $77.4 million, respectively.
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
Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after April 30, 2018. The 2028 Notes currently trade on the NASDAQ Global Select Market under the symbol "OCSLL" with a par value of $25.00 per note.
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2018 and 2017, the Company did not repurchase any of the 2028 Notes in the open market.
For each of the three and nine months ended June 30, 2018, the Company recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes.
As of June 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $85.2 million, respectively.
Note 14. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of June 30, 2018, there were $12.6 million of secured borrowings outstanding. As of June 30, 2018, secured borrowings at fair value totaled $10.0 million and the fair value of the investment that is associated with these secured borrowings was $34.4 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the nine months ended June 30, 2018, there were $0.9 million of net repayments on secured borrowings. During the nine months ended June 30, 2017, there were $5.1 million of net repayments on secured borrowings.
For the nine months ended June 30, 2018, the secured borrowings bore interest at a weighted average interest rate of 6.44%. For the nine months ended June 30, 2017, the secured borrowings bore interest at an annual interest rate of 8.09%. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $0.1 million and $0.6 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0.3 million and $0.9 million, respectively, related to the secured borrowings.

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
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of June 30, 2018, the Company's only off-balance sheet arrangements consisted of $63.7 million of unfunded commitments, which was comprised of $57.6 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.8 million related to unfunded limited partnership interests. As of September 30, 2017, the Company's only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC equity interests, and limited partnership interests) as of June 30, 2018 and September 30, 2017 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2018	September 30, 2017
TerSera Therapeutics, LLC	$12,187	$—
P2 Upstream Acquisition Co.	10,000	10,000
InMotion Entertainment Group, LLC	6,534	7,544
Valet Merger Sub, Inc.	5,969	9,326
EOS Fitness Opco Holdings, LLC	5,000	5,000
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	4,210	2,760
Dominion Diagnostics, LLC	4,180	4,180
Keypath Education, Inc.	3,000	3,000
Datto Inc	2,356	—
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Senior Loan Fund JV 1, LLC	1,328	1,328
TransTrade Operators, Inc. (1)(2)(3)	1,052	1,052
Access CIG LLC	765	—
Ministry Brands, LLC	700	1,708
GKD Index Partners LLC	578	—
Refac Optical Group (3)	480	2,080
Sterling Capital Partners IV, L.P. (limited partnership interest)	359	490
Cenegenics, LLC (1)(2)	297	297
ACON Equity Partners III, LP (limited partnership interest)	219	239
Lift Brands Holdings, Inc.	—	15,000
Edge Fitness, LLC	—	8,353
Impact Sales, LLC	—	3,234
WeddingWire, Inc.	—	3,000
Motion Recruitment Partners LLC	—	2,900
Traffic Solutions Holdings, Inc.	—	2,998
OmniSYS Acquisition Corporation	—	2,500
SPC Partners VI, L.P. (limited partnership interest)	—	2,000
Metamorph US 3, LLC (2)(4)	—	1,470
Riverside Fund V, LP (limited partnership interest)	—	539
Webster Capital III, L.P. (limited partnership)	—	736
Tailwind Capital Partners II, L.P. (limited partnership interest)	—	391
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	—	472
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	—	365
Riverside Fund IV, LP (limited partnership interest)	—	254
Bunker Hill Capital II (QP), LP (limited partnership interest)	—	183
SPC Partners V, L.P. (limited partnership interest)	—	159
Riverlake Equity Partners II, LP (limited partnership interest)	—	129
Milestone Partners IV, LP (limited partnership interest)	—	180
BeyondTrust Software, Inc.	—	5,995
Systems, Inc.	—	3,030
Thing5, LLC (1)	—	3,000
Edmentum, Inc. (1)(2)	—	2,664
Ping Identity Corporation	—	2,500
Sailpoint Technologies, Inc.	—	1,500
Garretson Firm Resolution Group, Inc. (1)	—	508
RCP Direct II, LP (limited partnership interest)	—	364
RCP Direct, LP (limited partnership interest)	—	184
Total	$63,675	$118,073
 ___________
(1) This investment was on cash or PIK non-accrual status as of June 30, 2018.
(2) This investment was on cash or PIK non-accrual status as of September 30, 2017.
(3) This portfolio company does not have the ability to draw on this unfunded commitment as of June 30, 2018.
(4) This investment was disposed of as of June 30, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2018, except as discussed below:
On July 10, 2018, the Company entered into Amendment No. 1 (the “Amendment”) to the ING Facility. The Amendment revised the definition of “Senior Coverage Ratio,” which is used to determine the margin above LIBOR for the Company’s borrowings under the ING Facility, to exclude the aggregate principal amount of the 2019 Notes from such calculation. In addition, the Amendment revised the ING Facility to provide the Company with additional flexibility with respect to refinancing or prepaying the 2024 Notes in certain circumstances.
On August 1, 2018, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable on September 28, 2018 to stockholders of record on September 15, 2018.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2018
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2018	% of Total Net Assets
Control Investments
AdVenture Interactive, Corp.		Advertising
9,073 shares of common units			$—	$—	$—	$13,818	$136	$(13,954)	$—	—%
										—%
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021			—	(30,103)	75	4,445	33,094	(37,539)	—	—%
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			—	(14,090)	—	—	14,090	(14,090)	—	—%
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			—	(1,602)	—	—	1,602	(1,602)	—	—%
4,930.03 Class A Units in Ameritox Holdings II, LLC			—	(29,049)	—	—	29,049	(29,049)	—	—%
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out			—	(848)	—	4,986	3,017	(8,003)	—	—%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	1,284	11,868	305	(305)	11,868	1.4%
100% equity interest			—	—	—	2,323	5,543	(2,220)	5,646	0.7%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	—	1,775	41,395	973	(9,858)	32,510	3.9%
100% equity interest			—	—	—	3,926	3,547	(3,088)	4,385	0.5%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	9.33%		19,960	—	1,330	19,960	—	—	19,960	2.4%
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022			—	—	13	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,918	66	—	7,984	1.0%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	7.33%		4,107	—	219	4,107	—	—	4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	7.43%		1,753	—	118	2,504	—	(751)	1,753	0.2%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	7.33%		1,009	—	58	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	736	1,555	—	2,291	0.3%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	7.93%		100,444	—	6,621	101,030	—	(586)	100,444	12.0%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			29,532	—	3,115	27,641	2,069	(178)	29,532	3.5%
87.5% equity interest			—	—	—	5,525	—	(3,593)	1,932	0.2%

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2018	% of Total Net Assets
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021			$—	$—	$3,174	$36,568	$393	$(36,961)	$—	—%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021			—	—	85	1,250	753	(2,003)	—	—%
LC Facility, 6% cash due 4/1/2021			—	—	164	4,752	4	(4,756)	—	—%
746,114 Series A Preferred Units, 10%			—	(10,462)	—	7,700	12,329	(20,029)	—	—%
746,114 Common Stock Unit			—	(5,316)	—	—	5,316	(5,316)	—	—%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 5% cash due 12/31/2017			15,973	—	—	1,810	—	(1,810)	—	—%
First Lien Revolver, 8% cash due 12/31/2017			7,757	—	—	—	740	(740)	—	—%
596.67 Series A Common Units			—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC			—	—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holding LLC			—	—	—	—	—	—	—	—%
Total Control Investments			$224,913	$(91,470)	$18,031	$305,271	$114,581	$(196,431)	$223,421	26.7%

Affiliate Investments
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			—	—	1,738	22,957	308	(23,265)	—	—%
4,668,788 shares of Preferred Stock			—	2,048	—	1,827	221	(2,048)	—	—%
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			—	—	753	9,665	216	(9,881)	—	—%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	2,534	—	(373)	2,161	0.3%
Total Affiliate Investments			$—	$2,048	$2,491	$36,983	$745	$(35,567)	$2,161	0.3%
Total Control & Affiliate Investments			$224,913	$(89,422)	$20,522	$342,254	$115,326	$(231,998)	$225,582	26.9%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)
Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

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

(7)	This investment was on cash non-accrual status as of June 30, 2018 and September 30, 2017.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2017
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2017	% of Total Net Assets
Control Investments
AdVenture Interactive, Corp.		Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018			$—	$—	$—	$—	$—	$—	$—	—%
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018			—	—	—	—	—	—	—	—%
9,073 shares of common stock			—	—	—	—	24,258	(10,648)	13,610	1.3%
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.15%		40,107	—	2,435	31,039	9,151	(82)	40,108	3.9%
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC			—	—	—	15,437	1,424	(2,667)	14,194	1.4%
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC			—	—	—	1,755	162	(1,917)	—	—%
4,930.03 Common Units in Ameritox Holdings II, LLC			—	—	—	13,113	—	(13,113)	—	—%
Eagle Hospital Physicians, LLC		Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017			—	(5,015)	571	13,875	1,058	(14,933)	—	—%
First Lien Term Loan B, 8.1% PIK due 4/30/2017			—	(3,970)	81	3,887	4,189	(8,076)	—	—%
First Lien Revolver, 8% cash due 4/30/2017			—	—	183	1,913	2,185	(4,098)	—	—%
4,100,000 Class A Common Units			—	(4,100)	—	7,421	4,100	(11,521)	—	—%
Earn-out			—	—	—	—	7,851	—	7,851	0.8%
Express Group Holdings LLC		Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019			—	(12,072)	(110)	1,193	12,073	(13,266)	—	—%
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019			—	(4,664)	(2)	6,090	5,211	(11,301)	—	—%
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016			—	—	106	3,000	—	(3,000)	—	—%
14,033,391 Series B Preferred Units			—	(3,982)	—	—	3,982	(3,982)	—	—%
280,668 Series A Preferred Units			—	(1,593)	—	—	1,593	(1,593)	—	—%
1,456,344 Common Stock Units			—	—	—	—	—	—	—	—%
First Star Aviation, LLC (6)		Airlines
10,104,401 Common Units			—	(3,767)	—	2,413	87	(2,500)	—	—%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	729	11,851	138	(121)	11,868	1.2%
4,293,736 Common Units			—	—	—	5,729	(455)	(3,464)	1,810	0.2%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			41,395	—	2,060	54,214	2,068	(16,189)	40,093	3.9%
2,058,411.64 Common Units			—	—	—	2,839	—	(2,839)	—	—%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1.25% floor) cash due 3/22/2018	8.29%		19,960	—	412	—	19,960	—	19,960	2.0%
First Lien Revolver, LIBOR+7% (1.25% floor) cash due 3/22/2018			—	—	4	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	—	10,648	—	10,648	1.0%

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2017	% of Total Net Assets
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	6.15%		$4,107	$26	$72	$—	$4,107	$—	$4,107	0.4%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	6.25%		2,504	—	46	—	2,504	—	2,504	0.2%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	6.15%		1,009	—	21	—	1,009	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 5/2/2021			—	(19,857)	2,859	129,004	16,546	(145,550)	—	—%
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.55%		101,030	—	3,465	—	101,030	—	101,030	9.9%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			26,642	—	1,978	—	26,642	—	26,642	2.6%
87.5% equity interest			—	—	1,050	13,708	433	(906)	13,235	1.3%
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	8.15%		36,468	—	3,151	36,328	985	(845)	36,468	3.6%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021	7.15%		750	—	98	2,800	760	(2,810)	750	0.1%
LC Facility, 6% cash due 4/1/2021			3,518	—	172	3,518	12	(12)	3,518	0.3%
746,114 Series A Preferred Units, 10%			—	—	1,471	20,094	3,201	(161)	23,134	2.3%
746,114 Common Stock Unit			—	—	—	—	2,284	—	2,284	0.2%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017			15,973	—	8	7,046	644	(2,160)	5,530	0.5%
First Lien Revolver, 8% cash due 12/31/2017			7,582	—	—	—	2,505	(2,505)	—	—%
Total Control Investments			$312,913	$(58,994)	$20,860	$388,267	$272,345	$(280,259)	$380,353	37.3%
Affiliate Investments
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			23,309	—	3,422	24,268	818	(1,806)	23,280	2.3%
4,668,788 shares of Preferred Stock			—	—	—	1,873	349	(271)	1,951	0.2%
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,669	—	873	9,549	156	(116)	9,589	0.9%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	4,079	—	(1,550)	2,529	0.2%
Total Affiliate Investments			$32,978	$—	$4,295	$39,769	$1,323	$(3,743)	$37,349	3.7%
Total Control & Affiliate Investments			$345,891	$(58,994)	$25,155	$428,036	$273,668	$(284,002)	$417,702	41.0%
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

(7)	This investment was on cash non-accrual status as of June 30, 2017.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in each of our annual report on Form 10-K for the year ended September 30, 2017 and our quarterly report on Form 10-Q for the quarter ended March 31, 2018 and elsewhere in this quarterly report on Form 10-Q.
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
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of Oaktree Capital Group, LLC, or OCG, a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between us and Oaktree, or the New Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator, a subsidiary of Oaktree, also provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, or the New

Administration Agreement. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements for a description of the New Investment Advisory Agreement, New Administration Agreement and the investment advisory agreements and administration agreement that were in effect prior to October 17, 2017.
We generally lend to and invest in small and mid-sized companies. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and, to a lesser extent, capital appreciation from our equity investments.
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
Oaktree intends to rotate us out of approximately $357 million, at fair value, of investments it has identified as non-core investments. Oaktree will also seek to redeploy non-income generating investments comprised of equity investments, limited partnership interests and loans currently on non-accrual status into Oaktree-originated investments with higher yields.
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

New Investment Advisory Agreement with Oaktree
Upon the closing of the transactions, or the Transaction, contemplated by the Asset Purchase Agreement by and among Oaktree, Fifth Street Management LLC, or the Former Adviser, and, for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser, on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation, or OCSI, and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of our investment advisory agreement with the Former Adviser, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
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
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree’s valuation team in conjunction with Oaktree’s portfolio management team and investment professionals responsible for each portfolio investment;

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
The fair value of our investments as of June 30, 2018 and September 30, 2017 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of June 30, 2018, 89.4% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of June 30, 2018 and September 30, 2017, approximately 93.1% and 95.4%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2018, there were eight investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our stockholders as distributions, even though we have not yet collected the cash and may never do so. Accumulated PIK interest was $73.4 million, or 4.8%, of the fair value of our portfolio of investments as of June 30, 2018 and $69.4 million, or 4.5%, of fair value of our portfolio investments as of September 30, 2017. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and Senior Loan Fund JV I LLC, or, together with its consolidated subsidiaries, SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the nine months ended June 30, 2018.
During the nine months ended June 30, 2018, we originated $786.0 million of investment commitments in 46 new and six existing portfolio companies and funded $817.0 million of investments.
During the nine months ended June 30, 2018, we received $807.4 million of proceeds from prepayments, exits, other paydowns and sales and exited 62 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2018	September 30, 2017
Cost:
Senior secured debt	74.57%	74.73%
Subordinated debt	11.49	6.42
Debt investments in SLF JV I	7.72	7.32
LLC equity interests of SLF JV I	0.96	0.92
Purchased equity	4.38	6.40
Equity grants	0.24	2.78
Limited partnership interests	0.64	1.43
Total	100.00%	100.00%

	June 30, 2018	September 30, 2017
Fair value:
Senior secured debt	76.00%	78.01%
Subordinated debt	10.87	6.06
Debt investments in SLF JV I	8.55	8.35
LLC equity interests of SLF JV I	0.13	0.36
Purchased equity	3.40	5.10
Equity grants	0.42	0.45
Limited partnership interests	0.63	1.67
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2018	September 30, 2017
Cost:
Multi-sector holdings (1)	9.60%	9.87%
Healthcare services	7.15	11.98
Internet software & services	6.00	15.37
Data processing & outsourced services	5.95	4.42
Property & casualty insurance	3.94	—
Environmental & facilities services	3.68	2.84
Movies & entertainment	3.65	—
Oil & gas equipment services	3.39	1.57
Specialized finance	3.09	0.18
Airlines	2.97	3.28
Healthcare equipment	2.91	5.67
Specialty stores	2.72	3.33
Electrical components & equipment	2.71	—
Advertising	2.63	4.82
Integrated telecommunication services	2.42	1.75
Aerospace & defense	2.34	—
Auto parts & equipment	2.29	1.21
Pharmaceuticals	2.12	3.46
Oil & gas exploration & production	2.06	—
Research & consulting services	2.05	2.16
Technology distributors	2.04	—
Air freight and logistics	1.93	1.85
Construction & engineering	1.81	3.86
Housewares & specialties	1.77	1.70
Diversified support services	1.50	1.29
Consumer electronics	1.39	1.32
General merchandise stores	1.36	—
Oil & gas refining & marketing	1.35	—
Healthcare distributors	1.17	—
Personal products	1.16	—
Apparel, accessories & luxury goods	1.08	0.29
Education services	0.98	2.85
Investment banking & brokerage	0.91	—
Healthcare technology	0.85	—
Security & alarm services	0.78	0.75
Industrial machinery	0.71	0.86
Commodity chemicals	0.65	—
Broadcasting	0.59	—
Household products	0.47	—
Household appliances	0.47	—
Precious metals & minerals	0.44	0.42
Trucking	0.42	0.40
Human resources & employment services	0.41	—
Commercial printing	0.35	0.34
Thrift & mortgage finance	0.34	0.41
Leisure facilities	0.32	1.76
Restaurants	0.29	0.28
Application software	0.29	2.93
Food retail	0.25	0.24
IT consulting & other services	0.24	0.23
Other diversified financial services	0.01	0.69
Distributors	—	0.85
Casinos & gaming	—	1.33
Home improvement retail	—	1.31
Real estate services	—	0.74
Hypermarkets & super centers	—	0.68
Computer & electronics retail	—	0.36
Multi-utilities	—	0.35
Total	100.00%	100.00%

	June 30, 2018	September 30, 2017
Fair value:
Multi-sector holdings (1)	9.69%	10.67%
Internet software & services	6.40	17.20
Data processing & outsourced services	5.67	4.43
Healthcare services	4.76	6.09
Property & casualty insurance	4.42	—
Environmental & facilities services	4.11	3.29
Movies & entertainment	4.06	—
Oil & gas equipment services	4.00	1.84
Airlines	3.58	3.86
Specialized finance	3.43	0.21
Electrical components & equipment	3.08	—
Specialty stores	2.95	3.69
Aerospace & defense	2.62	—
Auto parts & equipment	2.58	1.41
Pharmaceuticals	2.51	4.07
Research & consulting services	2.39	2.50
Oil & gas exploration & production	2.31	—
Integrated telecommunication services	2.30	2.03
Advertising	2.27	5.43
Technology distributors	2.26	—
Construction & engineering	2.07	3.26
Housewares & specialties	1.95	1.93
Diversified support services	1.64	1.46
Consumer electronics	1.61	1.56
Oil & gas refining & marketing	1.50	—
General merchandise stores	1.49	—
Personal products	1.30	—
Healthcare distributors	1.27	—
Investment banking & brokerage	1.01	—
Healthcare technology	0.96	—
Apparel, accessories & luxury goods	0.85	0.08
Security & alarm services	0.85	0.85
Industrial machinery	0.76	0.97
Commodity chemicals	0.72	—
Broadcasting	0.66	—
Healthcare equipment	0.62	4.73
Leisure facilities	0.54	2.11
Household appliances	0.53	—
Household products	0.52	—
Precious metals & minerals	0.50	0.48
Application software	0.47	3.50
Trucking	0.46	0.46
Human resources & employment services	0.46	—
Commercial printing	0.39	0.39
Thrift & mortgage finance	0.33	0.40
Restaurants	0.32	0.32
Food retail	0.28	0.28
Leisure products	0.26	0.38
IT consulting & other services	0.25	0.25
Education services	0.04	2.48
Air freight and logistics	—	0.12
Home improvement retail	—	1.61
Casinos & gaming	—	1.52
Distributors	—	0.96
Real estate services	—	0.84
Other diversified financial services	—	0.76
Hypermarkets & super centers	—	0.75
Computer & electronics retail	—	0.42
Multi-utilities	—	0.41
Total	100.00%	100.00%

___________________

(1)	This industry includes our investment in SLF JV I.
Loans and Debt Securities on Non-Accrual Status
As of each of June 30, 2018 and September 30, 2017, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,371,573	86.86%	$1,383,615	95.37%	$1,344,535	86.46%	$1,357,794	95.29%
PIK non-accrual (1)	12,661	0.80	—	—	10,227	0.66	379	0.03
Cash non-accrual (2)	194,840	12.34	67,131	4.63	200,210	12.88	66,636	4.68
Total	$1,579,074	100.00%	$1,450,746	100.00%	$1,554,972	100.00%	$1,424,809	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional Class A mezzanine senior secured deferrable floating rate notes and Class B mezzanine senior secured deferrable fixed rate notes, or, collectively, the mezzanine notes, issued to us and Kemper by SLF Repack Issuer 2016 LLC, a wholly-owned subsidiary of SLF JV I. The mezzanine notes mature on October 12, 2036. As of June 30, 2018 and September 30, 2017, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding mezzanine notes.
SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 44 and 32 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2018 and September 30, 2017, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank I Facility, which permitted up to $200.0 million of borrowings as of each of June 30, 2018 and September 30, 2017. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of the special purpose financing subsidiary of SLF JV I. On June 28, 2018, SLF JV I amended the Deutsche Bank I Facility, which extended the expiration of the reinvestment period from July 7, 2018 to June 28, 2021 and the maturity date from July 7, 2023 to June 28, 2026 and decreased the interest rate from the 3-month London Interbank Offered Rate, or LIBOR, plus 2.25% per annum during the reinvestment period and the 3-month LIBOR plus 2.40% per annum during the amortization period to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. There was $164.6 million and $71.5 million outstanding under the Deutsche Bank I Facility as of June 30, 2018 and September 30, 2017, respectively.
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
As of June 30, 2018 and September 30, 2017, SLF JV I had total assets of $357.2 million and $276.8 million, respectively. As of June 30, 2018, our investment in SLF JV I consisted of LLC equity interests of $1.9 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $100.4 million and $29.5 million, at fair value, respectively. As of September 30, 2017, our investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and

Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. In connection with the restructuring of our and Kemper’s investment in SLF JV I in December 2016, we and Kemper exchanged our holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly-owned, special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I Facility and, prior to its termination, the Deutsche Bank II Facility. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions we make to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC.
As of each of June 30, 2018 and September 30, 2017, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of June 30, 2018, we and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of each of June 30, 2018 and September 30, 2017, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Senior secured loans (1)	$333,447	$245,063
Weighted average interest rate on senior secured loans (2)	6.92%	7.70%
Number of borrowers in SLF JV I	44	32
Largest exposure to a single borrower (1)	$17,758	$18,374
Total of five largest loan exposures to borrowers (1)	$69,929	$82,728
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of June 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Accudyne Industries, LLC	Industrial machinery	First Lien	8/18/2024	LIBOR+3.25% (1% floor)	5.34%	$9,550	$9,550	$9,542
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder Luxembourg Subco Sarl (3)	Electrical components & equipment	First Lien B	5/4/2025	LIBOR+4.5%	6.82%	11,300	10,961	11,281
Air Newco LP	IT consulting & other services	First Lien B	5/31/2024	LIBOR+4.75%	6.78%	10,000	9,975	10,075
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien B	6/28/2025	LIBOR+5.5%	7.84%	10,000	9,900	10,000
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.84%	6,929	6,977	6,839
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien B	4/1/2022	LIBOR+4.75% (1% floor)	6.84%	10,000	10,000	10,037
Asset International, Inc.	Research & Consulting Services	First Lien	12/29/2024	LIBOR+4.5% (1% floor)	6.83%	6,965	6,836	6,934
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien	5/22/2025	LIBOR+3%	5.07%	10,000	9,975	9,985
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien B	5/21/2025	LIBOR+4%	6.09%	7,500	7,463	7,519
BJ's Wholesale Club, Inc.	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.5% (1% floor)	5.53%	4,909	4,914	4,914
Chloe Ox Parent LLC	Healthcare services	First Lien	12/14/2024	LIBOR+5% (1% floor)	6.83%	9,975	9,881	10,000
Clearent Newco, LLC	Application software	First Lien	3/20/2024	LIBOR+4% (1% floor)	6.32%	6,912	6,813	6,813
		Delayed Draw	3/20/2024	PRIME+4% (1% floor)	8.25%	—	(29)	(28)
		First Lien Revolver	3/20/2023	PRIME+4% (1% floor)	7.75%	559	545	544
Total Clearent Newco, LLC						7,471	7,329	7,329
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+3.5% (1% floor)	5.59%	10,692	10,602	10,729
DFT Intermediate LLC	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	7.83%	10,616	10,404	10,616
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	11.06%	8,919	8,939	8,872
DTZ U.S. Borrower, LLC	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	5.61%	6,911	6,938	6,912
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.25% (0.75% floor)	10.24%	17,758	17,625	17,936
Eton (3)	Research & consulting services	Second Lien	3/16/2026	LIBOR+7.50%	9.48%	6,000	5,970	6,037
Everi Payments Inc.	Casinos & gaming	First Lien	5/9/2024	LIBOR+3.5% (1% floor)	5.09%	4,950	4,927	4,955
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.92%	4,528	4,497	4,531
Garretson Resolution Group, Inc. (5)	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)		5,797	5,772	5,096
Gigamon Inc.	Systems software	First Lien	12/18/2024	LIBOR+4.5% (1% floor)	6.83%	7,960	7,886	8,030
IBC Capital Ltd.	Metal & glass containers	First Lien B	9/11/2023	LIBOR+3.75%	6.08%	8,977	8,955	8,996
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien A	10/1/2021	LIBOR+7.25% (1.25% floor)	9.59%	8,500	8,516	8,500
		First Lien B	10/1/2021	LIBOR+7.25% (1.25% floor)	9.59%	8,500	8,424	8,500
Total InMotion Entertainment Group, LLC						17,000	16,940	17,000

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	9.33%	$2,040	$2,039	$2,040
		927 shares Common Stock					1,088	815
Total Keypath Education, Inc.						2,040	3,127	2,855
McDermott Technology Americas Inc. (3)	Oil & gas equipment & services	First Lien B	4/3/2025	LIBOR+5% (1% floor)	7.09%	9,975	9,777	10,038
Morphe LLC (3)	Personal products	First Lien	2/10/2023	LIBOR+6% (1% floor)	8.33%	4,444	4,402	4,444
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.25% (1% floor)	6.34%	5,913	5,888	5,939
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	7.33%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	7.43%	766	765	765
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,560	2,559	3,560
Northern Star Industries Inc.	Electrical components & equipment	First Lien	3/31/2025	LIBOR+4.75% (1% floor)	7.08%	6,982	6,949	6,991
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	7.10%	6,071	6,025	5,904
OCI Beaumont LLC	Commodity chemicals	First Lien	2/16/2025	LIBOR+4.25% (1% floor)	6.33%	7,980	7,970	8,059
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	10.10%	3,086	3,081	3,086
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	7.84%	2,330	2,295	2,365
Scientific Games International, Inc.	Casinos & gaming	First Lien B-5	8/14/2024	LIBOR+2.75% (1% floor)	4.84%	6,598	6,567	6,563
SHO Holding I Corporation	Footwear	First Lien	11/18/2022	LIBOR+5% (1% floor)	7.36%	8,529	8,505	7,804
TravelCLICK, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	9.84%	2,871	2,871	2,873
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	7.08%	2,024	2,015	2,029
Uber Technologies Inc.	Application software	First Lien	4/4/2025	LIBOR+4% (1% floor)	6.00%	10,000	9,951	10,048
Uniti Group LP	Specialized REITs	First Lien B	10/24/2022	LIBOR+3% (1% floor)	5.09%	6,484	6,231	6,207
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+6.25% (1% floor)	8.34%	12,899	12,789	12,899
Veritas US Inc.	Internet software & services	First Lien	1/27/2023	LIBOR+4.5% (1% floor)	6.71%	6,982	6,929	6,416
Verra Mobility, Corp.	Data processing & outsourced services	First Lien B	2/28/2025	LIBOR+3.75% (1% floor)	5.84%	10,972	10,990	11,050
						$333,447	$333,527	$333,965

__________________
(1) Represents the current interest rate as of June 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I as of June 30, 2018.
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
(5) This investment was on cash non-accrual status as of June 30, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Both the cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by us were $100.4 million and $101.0 million as of June 30, 2018 and September 30, 2017, respectively. We earned cash interest of $1.7 million and $5.1 million on our investments in these notes for the three and nine months ended June 30, 2018, respectively. We earned interest of $1.7 million and $3.5 million on our investments in these notes for the three and nine months ended June 30, 2017, respectively. Both the cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by us were $29.5 million and $27.6 million as of June 30, 2018 and September 30, 2017, respectively. We earned PIK interest of $1.0 million and $3.0 million on our investments in these notes for the three and nine months ended June 30, 2018, respectively. We earned PIK interest of $1.0 million and $2.0 million on our investments in these notes for the three and nine months ended June 30, 2017, respectively. On June 28, 2018, the Class B mezzanine secured deferrable fixed rate notes of SLF JV I were amended to bear interest at a fixed cash rate of 10% per annum. Prior to such amendment, these notes bore interest at a fixed PIK rate of 15% per annum. Prior to their repayment, the subordinated notes of SLF JV I bore interest at a rate of LIBOR plus 8.0% per annum, and we earned interest income of $2.9 million on our investments in these notes for the period from September 30, 2016 through their redemption in December 2016. The cost and fair value of the LLC equity interests in SLF JV I held by us was $16.2 million and $1.9 million, respectively, as of June 30, 2018, and $16.2 million and $5.5 million, respectively, as of September 30, 2017. We earned dividend income of $1.6 million for the three and nine months ended June 30, 2018, with respect to our investment in the LLC equity interests of SLF JV I. We earned dividend income of $0.4 million and $1.1 million for the three and nine months ended June 30, 2017, respectively, with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and 2017:

	June 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2018: $333,527; cost September 30, 2017: $251,648)	$333,965	$235,526
Receivables from secured financing arrangements at fair value (cost June 30, 2018: $9,801; cost September 30, 2017: $9,783)	7,033	8,305
Cash and cash equivalents	4,482	24,389
Restricted cash	4,519	5,097
Other assets	7,221	3,485
Total assets	$357,220	$276,802

Senior credit facilities payable	$164,610	$113,053
Debt securities payable at fair value (proceeds June 30, 2018: $148,543; proceeds September 30, 2017: $147,052)	148,543	147,052
Other liabilities	41,858	10,383
Total liabilities	355,011	270,488
Members' equity	2,209	6,314
Total liabilities and members' equity	$357,220	$276,802

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Selected Statements of Operations Information:
Interest income	$4,888	$5,489	$14,545	$17,945
Other income	10	61	59	389
Total investment income	4,898	5,550	14,604	18,334
Interest expense	5,334	5,348	15,394	16,720
Other expenses	135	84	407	579
Total expenses (1)	5,469	5,432	15,801	17,299
Net unrealized appreciation (depreciation)	14,277	(769)	15,270	(13,816)
Net realized gain (loss)	(16,363)	16	(16,384)	13,350
Net income	$(2,657)	$(635)	$(2,311)	$569
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
During the nine months ended June 30, 2018 and 2017, we did not sell any investments to SLF JV I.
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

Comparison of three and nine months ended June 30, 2018 and June 30, 2017
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income.
Total investment income for the three months ended June 30, 2018 and June 30, 2017 was $31.8 million and $44.9 million, respectively. For the three months ended June 30, 2018, this amount consisted of $28.1 million of interest income from portfolio investments (which included $1.5 million of PIK interest), $2.4 million of fee income and $1.3 million of dividend income. For the three months ended June 30, 2017, this amount consisted of $41.4 million of interest income from portfolio investments (which included $2.6 million of PIK interest), $2.4 million of fee income and $1.1 million of dividend income. The decrease of $13.1 million, or 29.1%, in our total investment income for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was due primarily to a $13.3 million decrease in interest income, which was attributable to a decrease in the size and yield of our investment portfolio.
Total investment income for the nine months ended June 30, 2018 and June 30, 2017 was $100.5 million and $142.2 million, respectively. For the nine months ended June 30, 2018, this amount consisted of $88.5 million of interest income from portfolio investments (which included $5.3 million of PIK interest), $7.4 million of fee income and $4.6 million of dividend income. For the nine months ended June 30, 2017, this amount consisted of $129.9 million of interest income from portfolio investments (which included $9.0 million of PIK interest), $8.8 million of fee income and $3.5 million of dividend income. The decrease of $41.7 million, or 29.3%, in our total investment income for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, was due primarily to a $41.5 million decrease in interest income, which was attributable to a decrease in the size and yield of our investment portfolio, a $1.4 million decrease in fee income, which was attributable to lower prepayment and advisory fees earned, offset by a $1.2 million increase in dividend income, which was attributable to higher dividend income earned on our investment in SLF JV I and one of our portfolio companies during the nine months ended June 30, 2018.
Expenses
Net expenses (expenses net of fee waivers and insurance recoveries) for the three months ended June 30, 2018 and June 30, 2017 were $17.4 million and $25.5 million, respectively. Net expenses decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, by $8.1 million, or 31.8%, due primarily to a $4.2 million decrease in base management fees and Part I incentive fees (net of fee waivers), which was attributable to a reduction in the size of our portfolio and lower pre-incentive fee net investment income, a $3.0 million decrease in interest expense attributable to lower levels of outstanding debt in the current quarter and a $0.9 million decrease in general and administrative expenses.
Net expenses (expenses net of fee waivers and insurance recoveries) for the nine months ended June 30, 2018 and June 30, 2017 were $57.5 million and $81.0 million, respectively. Net expenses decreased for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, by $23.6 million, or 29.1%, due primarily to a $13.0 million decrease in base management fees and Part I incentive fees (net of fee waivers), which was attributable to a reduction in the size of our portfolio and lower pre-incentive fee net investment income, a $10.8 million decrease in interest expense attributable to lower levels of outstanding debt, and a $1.8 million decrease in general and administrative expenses, partially offset by a $2.4 million increase in professional fees (net of insurance recoveries).
Net Investment Income
As a result of the $13.1 million decrease in total investment income and the $8.1 million decrease in net expenses, net investment income for the three months ended June 30, 2018 decreased by $5.0 million, or 25.6%, compared to the three months ended June 30, 2017.
As a result of the $41.7 million decrease in total investment income and the $23.6 million decrease in net expenses, net investment income for the nine months ended June 30, 2018 decreased by $18.2 million, or 29.7%, compared to the nine months ended June 30, 2017.
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
Net realized loss on investments and secured borrowings was $89.4 million for the three months ended June 30, 2018, which was primarily driven by realizations in connection with the exit of our investments in Traffic Solutions Holdings, Inc. and Ameritox Ltd. Net realized loss on investments and secured borrowings was $12.3 million for the three months ended June 30, 2017, which was primarily driven by a realization in connection with the exit of our investment in Eagle Hospital Physicians, LLC.

Net realized loss on investments and secured borrowings was $84.9 million for the nine months ended June 30, 2018, which was primarily driven by realizations in connection with the exit of our investments in Traffic Solutions Holdings, Inc. and Ameritox Ltd. Net realized loss on investments and secured borrowings was $151.3 million for the nine months ended June 30, 2017, which was driven by realizations in connection with the restructuring or exit of investments in six portfolio companies.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2018 and June 30, 2017.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2018 and June 30, 2017, we recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $99.3 million and $(13.1) million, respectively. For the three months ended June 30, 2018, this consisted of $97.2 million of net reclassifications to realized losses (resulting in unrealized appreciation), $0.8 million of net unrealized appreciation on debt investments, $0.9 million of net unrealized appreciation on equity investments and $0.4 million of net unrealized depreciation on secured borrowings. For the three months ended June 30, 2017, this consisted of $4.9 million of net unrealized depreciation on debt investments and $8.6 million of net unrealized depreciation on equity investments, offset by $0.2 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.1 million of net unrealized depreciation on secured borrowings.
During the nine months ended June 30, 2018 and June 30, 2017, the Company recorded net unrealized appreciation on investments and secured borrowings of $55.4 million and $18.6 million, respectively. For the nine months ended June 30, 2018, this consisted of $90.3 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $2.4 million of net unrealized depreciation on secured borrowings, offset by $33.1 million of net unrealized depreciation on debt investments and $4.2 million of net unrealized depreciation on equity investments. For the nine months ended June 30, 2017, this consisted of $136.6 million of net reclassifications to realized losses (resulting in unrealized appreciation), offset by $86.2 million of net unrealized depreciation on debt investments, $31.5 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized appreciation on secured borrowings.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the three and nine months ended June 30, 2018 and June 30, 2017.

Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through (i) equity offerings in public or private offerings, which offerings will depend on future market conditions, funding needs and other factors, and (ii) debt capital (to the extent permissible under the 1940 Act).  We cannot assure you, however, that our efforts to do so will be successful. For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per shares. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate. In the future, we may also securitize a portion of our investments. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary.
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

For the nine months ended June 30, 2018, we experienced a net increase in cash and cash equivalents of $3.6 million. During that period, we received $119.8 million of net cash from operating activities, primarily from $836.3 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $43.0 million of net investment income, partially offset by funding $836.9 million of investments and net revolvers. During the same period, net cash used by financing activities was $116.2 million, primarily consisting of $45.0 million of net repayments under our credit facilities, $21.2 million of repurchases of unsecured notes, $0.9 million of repayments of secured borrowings, $41.8 million of cash distributions paid to our stockholders, $6.2 million of payments of deferred financing costs and $1.2 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the nine months ended June 30, 2017, we experienced a net increase in cash and cash equivalents of $25.7 million. During that period, we received $327.1 million of net cash from operating activities, primarily from $662.1 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $61.2 million of net investment income, partially offset by funding $400.3 million of investments and net revolvers. During the same period, net cash used by financing activities was $301.4 million, primarily consisting of $170.8 million of net repayments under our credit facilities, $65.3 million of repayments of borrowings under our U.S. Small Business Administration, or SBA, debentures payable, $45.6 million of cash distributions paid to our stockholders, $14.8 million of repurchases of common stock under our stock repurchase program and DRIP and $5.1 million of repayments of secured borrowings.
As of June 30, 2018, we had $57.1 million in cash and cash equivalents (including $0.5 million of restricted cash), portfolio investments (at fair value) of $1.5 billion, $8.1 million of interest, dividends and fees receivable, $144.4 million of net payables from unsettled transactions, $211.0 million of borrowings outstanding under our credit facilities, $386.1 million of unsecured notes payable (net of unamortized financing costs), $10.0 million of secured borrowings (at fair value) and unfunded commitments of $63.7 million.
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
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has paid, including shares issued under our DRIP, on our common stock since October 1, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	0.7 million
August 7, 2017	December 15, 2017	December 29, 2017	0.125	17.3 million	58,456	0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
 ______________

(1)	Shares were purchased on the open market and distributed.
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
Excluded Subsidiaries
As of September 30, 2017, Fifth Street Mezzanine Partners IV, L.P., or FSMP IV, and Fifth Street Mezzanine Partners V, L.P., or FSMP V, had no SBA guaranteed debentures outstanding. On January 17, 2018, the SBA approved FSMP IV's and FSMP V's requests to surrender their respective licenses to operate as a small business investment company, and the licenses were surrendered in January 2018.
For the three and nine months ended June 30, 2017, we recorded aggregate interest expense of $1.4 million and $6.3 million, respectively, related to the SBA-guaranteed debentures of both FSMP IV and FSMP V.
ING Facility
On November 30, 2017, the Company entered into a senior secured revolving credit facility, or, as amended, the ING Facility, pursuant to a Senior Secured Revolving Credit Agreement, or, as amended, the ING Credit Agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. As of June 30, 2018, the ING Facility permits up to $600 million of borrowings and includes an “accordion” feature that permits us, under certain circumstances, to increase the size of the ING Facility up to $800 million. Borrowings under the ING Credit Agreement bear interest at a rate equal to, at our election, either (a) LIBOR (1-, 2-, 3- or 6-month, at our option) plus a margin of 2.25%, 2.50% or 2.75% per annum depending on our senior debt coverage ratio as calculated under the ING Credit Agreement, with no LIBOR floor or (b) an alternate base rate plus a margin of 1.25%, 1.50% or 1.75% per annum depending on the Company’s senior debt coverage ratio as calculated under the ING Credit Agreement. The period during which we may make drawings under the ING Facility expires on November 29, 2020, or the Revolving Termination Date, and the final maturity date of the ING Facility will occur one year following the Revolving Termination Date.
Each loan or letter of credit originated under the ING Facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING Facility at any particular time or at all.
The following table describes significant financial covenants, as of June 30, 2018, with which we must comply under the ING Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2018 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$827 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	2.42:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	2.45:1
Minimum net worth	Net worth shall not be less than $650 million	$650 million	$824 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the three months ended March 31, 2018. We were in compliance with all financial covenants under the ING Facility based on the financial information contained in this Quarterly Report Form 10-Q as of and for the three months ended June 30, 2018.
From May 27, 2010 through November 30, 2017, we were party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, or, as amended, the Prior ING Facility. In connection with the entry into the ING Credit Agreement, we repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018. As of June 30, 2018, we had $211.0 million of borrowings outstanding under the ING Facility, which had a fair value of $211.0 million. Our borrowings under the ING Facility bore interest at a weighted average interest rate of 4.053% for the period from November 30, 2017 to June 30, 2018. As of September 30, 2017, we had $226.5 million of borrowings outstanding under the Prior ING Facility. Our borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% and 3.093% for the period from October 1, 2017 to November 30, 2017 and the nine months ended June 30, 2017, respectively.
For the three months ended June 30, 2018, we recorded interest expense of $2.7 million related to the ING Facility. For the nine months ended June 30, 2018, we recorded interest expense of $7.9 million, in the aggregate, related to the Prior ING Facility and the ING

Facility. For the three and nine months ended June 30, 2017, we recorded interest expense of $3.1 million and $10.5 million, respectively, related to the Prior ING Facility.
Sumitomo Facility
On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary entered into a credit facility, or, as amended, the Sumitomo Facility, with SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto. Prior to November 24, 2017, the Sumitomo Facility permitted up to $125 million of borrowings (subject to collateral requirements) and borrowings under the Sumitomo Facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo Facility were greater than 35% of the aggregate available borrowings under the Sumitomo Facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility were less than or equal to 35% of the aggregate available borrowings under the Sumitomo Facility. On November 24, 2017, all outstanding borrowings under the Sumitomo Facility were repaid, following which the Sumitomo Facility was terminated. Obligations under the Sumitomo Facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the Prior ING Facility was repaid, refinanced or terminated.
Our borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% and 3.033% for the period from October 1, 2017 through termination on November 24, 2017 and the nine months ended June 30, 2017, respectively. For the nine months ended June 30, 2018, we recorded interest expense of $0.7 million related to the Sumitomo Facility. For the three and nine months ended June 30, 2017, we recorded interest expense of $0.7 million and $1.9 million, respectively, related to the Sumitomo Facility.
2019 Notes
For each of the three and nine months ended June 30, 2018, we recorded interest expense of $3.0 million and $9.5 million, respectively, related to our 4.875% unsecured notes due 2019, or the 2019 Notes. For the three and nine months ended June 30, 2017, we recorded interest expense of $3.3 million and $10.0 million, respectively, related to the 2019 Notes. During the nine months ended June 30, 2018, we repurchased and subsequently canceled $21.2 million of the 2019 Notes. We recognized a loss of $0.1 million in connection with such transaction. We did not repurchase any 2019 Notes during the nine months ended June 30, 2017.
As of June 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.1 million and $230.5 million, respectively.
2024 Notes
For each of the three and nine months ended June 30, 2018, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to our 5.875% unsecured notes due 2024, or the 2024 Notes. For the three and nine months ended June 30, 2017, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. During the nine months ended June 30, 2018 and 2017, we did not repurchase any of the 2024 Notes in the open market.
As of June 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $77.4 million, respectively. As of June 30, 2018, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For each of the three and nine months ended June 30, 2018, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to our 6.125% unsecured notes due 2028, or the 2028 Notes. For the three and nine months ended June 30, 2017, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes. During the nine months ended June 30, 2018 and 2017, we did not repurchase any of the 2028 Notes in the open market.
As of June 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $85.2 million, respectively. As of June 30, 2018, the 2028 Notes were listed on the Nasdaq Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
Secured Borrowings
We follow the guidance in ASC Topic 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

As of June 30, 2018, there were $12.6 million of secured borrowings outstanding. As of June 30, 2018, secured borrowings at fair value totaled $10.0 million and the fair value of the loan that is associated with these secured borrowings was $34.4 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the nine months ended June 30, 2018, there were $0.9 million of net repayments on secured borrowings. During the nine months ended June 30, 2017, there were $5.1 million of net repayments on secured borrowings.
For the nine months ended June 30, 2018, the secured borrowings bore interest at a weighted average interest rate of 6.44%. For the nine months ended June 30, 2017, the secured borrowings bore interest at an annual interest rate of 8.09%. For the three and nine months ended June 30, 2018, we recorded interest expense of $0.1 million and $0.6 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2017, we recorded interest expense of $0.3 million and $0.9 million, respectively, related to the secured borrowings.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2018, our only off-balance sheet arrangements consisted of $63.7 million of unfunded commitments, which was comprised of $57.6 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.8 million related to unfunded limited partnership interests. As of September 30, 2017, our only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of June 30, 2018 and September 30, 2017 is shown in the table below:

	June 30, 2018	September 30, 2017
TerSera Therapeutics, LLC	$12,187	$—
P2 Upstream Acquisition Co.	10,000	10,000
InMotion Entertainment Group, LLC	6,534	7,544
Valet Merger Sub, Inc.	5,969	9,326
EOS Fitness Opco Holdings, LLC	5,000	5,000
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	4,210	2,760
Dominion Diagnostics, LLC	4,180	4,180
Keypath Education, Inc.	3,000	3,000
Datto Inc	2,356	—
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Senior Loan Fund JV 1, LLC	1,328	1,328
TransTrade Operators, Inc. (1)(2)(3)	1,052	1,052
Access CIG LLC	765	—
Ministry Brands, LLC	700	1,708
GKD Index Partners LLC	578	—
Refac Optical Group (3)	480	2,080
Sterling Capital Partners IV, L.P. (limited partnership interest)	359	490
Cenegenics, LLC (1)(2)	297	297
ACON Equity Partners III, LP (limited partnership interest)	219	239
Lift Brands Holdings, Inc.	—	15,000
Edge Fitness, LLC	—	8,353
Impact Sales, LLC	—	3,234
WeddingWire, Inc.	—	3,000
Motion Recruitment Partners LLC	—	2,900
Traffic Solutions Holdings, Inc.	—	2,998
OmniSYS Acquisition Corporation	—	2,500
SPC Partners VI, L.P. (limited partnership interest)	—	2,000
Metamorph US 3, LLC (2)(4)	—	1,470
Riverside Fund V, LP (limited partnership interest)	—	539
Webster Capital III, L.P. (limited partnership)	—	736
Tailwind Capital Partners II, L.P. (limited partnership interest)	—	391
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	—	472
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	—	365
Riverside Fund IV, LP (limited partnership interest)	—	254
Bunker Hill Capital II (QP), LP (limited partnership interest)	—	183
SPC Partners V, L.P. (limited partnership interest)	—	159
Riverlake Equity Partners II, LP (limited partnership interest)	—	129
Milestone Partners IV, LP (limited partnership interest)	—	180
BeyondTrust Software, Inc.	—	5,995
Systems, Inc.	—	3,030
Thing5, LLC (1)	—	3,000
Edmentum, Inc. (1)(2)	—	2,664
Ping Identity Corporation	—	2,500
Sailpoint Technologies, Inc.	—	1,500
Garretson Firm Resolution Group, Inc. (1)	—	508
RCP Direct II, LP (limited partnership interest)	—	364
RCP Direct, LP (limited partnership interest)	—	184
Total	$63,675	$118,073
 ___________
(1) This investment was on cash or PIK non-accrual status as of June 30, 2018.
(2) This investment was on cash or PIK non-accrual status as of September 30, 2017.
(3) This portfolio company does not have the ability to draw on this unfunded commitment as of June 30, 2018.
(4) This investment was disposed of as of June 30, 2018.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the ING Facility, the Sumitomo Facility, the 2019 Notes, the 2024 Notes, the 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2017	Debt Outstanding as of June 30, 2018	Weighted average debt outstanding for the nine months ended June 30, 2018	Maximum debt outstanding for the nine months ended June 30, 2018
ING Facility (1)	$226,495	$211,000	$170,891	$226,495
Sumitomo Facility	29,500	—	5,943	29,500
2019 Notes	250,000	228,825	239,529	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	13,489	12,623	13,308	13,489
Total debt	$680,734	$613,698	$590,921
 ___________
(1) Includes the Prior ING Facility for periods prior to November 30, 2017.

The following table reflects our contractual obligations arising from the ING Facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of June 30, 2018
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Facility	$211,000	$—	$—	$211,000	$—
Interest due on ING Facility	33,367	9,759	19,518	4,090	—
Secured borrowings	12,623	—	12,623	—	—
Interest due on secured borrowings	1,957	857	1,100	—	—
2019 Notes	228,825	228,825	—	—	—
Interest due on 2019 Notes	7,457	7,457	—	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	27,934	4,406	8,813	8,813	5,902
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	51,989	5,283	10,566	10,566	25,574
Total	$736,402	$256,587	$52,620	$234,469	$192,726
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2016 and 2017 and do not expect to incur a U.S. federal excise tax for the calendar year 2018. We may incur a federal excise tax in future years.
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2017, the Company's last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2017	83.4%	—
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
Recent Developments
On July 10, 2018, we entered into Amendment No. 1, or the Amendment, to the ING Facility. The Amendment revised the definition of “Senior Coverage Ratio,” which is used to determine the margin above LIBOR for our borrowings under the ING Facility, to exclude the aggregate principal amount of the 2019 Notes from such calculation. In addition, the Amendment revised the ING Facility to provide us with additional flexibility with respect to refinancing or prepaying the 2024 Notes in certain circumstances.

On August 1, 2018, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable on September 28, 2018 to stockholders of record on September 15, 2018.
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
As of June 30, 2018, 82.9% of our debt investment portfolio (at fair value) and 80.7% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2018 and September 30, 2017 was as follows:

	June 30, 2018		September 30, 2017
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$210,937	17.53%	$201,365	16.91%
1% to under 2%	992,329	82.47	989,575	83.09
2% to under 3%	—	—	—	—
3% and over	—	—	—	—
Total	$1,203,266	100.00%	$1,190,940	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

($ in thousands)
Basis point increase	Interest income	Interest expense	Net increase (decrease)
300	$34,322	$(6,300)	$28,022
200	22,886	(4,200)	18,686
100	11,450	(2,100)	9,350

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(11,422)	$2,100	$(9,322)
200	(15,360)	4,200	(11,160)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$43,097	$—	$59,913	$—
Prime rate	1,011	—	1,061	—
LIBOR
30 day	609,802	211,000	42,165	255,993
60 day	9,102	—	—	—
90 day	676,030	12,623	1,254,246	13,491
Fixed rate	329,872	390,075	290,427	411,250
Total	$1,668,914	$613,698	$1,647,812	$680,734

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2018.

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
Date: August 7, 2018