Form 10-K
period 2018-09-30
Oaktree Specialty Lending Corp
filed 2018-11-29
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2018 was $483.4 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 140,960,651 shares of common stock outstanding as of November 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2018

PART I

Item 1.     Business
General
Oaktree Specialty Lending Corporation, a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we,” “us” or “our”, is a specialty finance company dedicated to providing customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We were formed in late 2007 and currently operate as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, we have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes. See “Election to be Taxed as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net realized capital gains that we distribute to our stockholders if we meet certain source-of-income, income distribution and asset diversification requirements.
As of October 17, 2017, we are externally managed by Oaktree Capital Management, L.P., which we also refer to as “Oaktree” or our “Adviser,” pursuant to an Investment Advisory Agreement, dated October 17, 2017, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree is a subsidiary of Oaktree Capital Group, LLC, or OCG, a publicly traded Delaware limited liability company listed on the New York Stock Exchange under the ticker symbol "OAK". Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator,” a subsidiary of our Adviser, provides certain administrative and other services necessary for us to operate. Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, which we refer to as our “Former Adviser”, and we were named Fifth Street Finance Corp.
We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans and preferred equity. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company.
Our Adviser intends to continue to reposition our portfolio into investments that are better aligned with our Adviser's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. Our Adviser is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include a mix of approximately 40% to 60% of first and 35% to 55% of second lien loans, including asset backed loans, unitranche loans, mezzanine loans, approximately 5% to 15% of unsecured loans and 0% to 10% of preferred equity and certain equity co-investments. Our portfolio may also include certain structured finance and other non-traditional structures. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Our portfolio totaled $1.5 billion at fair value as of September 30, 2018 and was comprised of 113 portfolio companies. These included loans to 87 companies, the investments in Senior Loan Fund JV I, LLC, or SLF JV I, and equity investments in 40 companies, including in SLF JV I and two private equity funds. Fifteen of the equity investments were in companies in which we also had a debt investment. At fair value, 95.0% of our portfolio consisted of debt investments and 75.4% of our portfolio consisted of senior secured loans as of September 30, 2018. The weighted average annual yield of our debt investments as of September 30, 2018, including the return on our mezzanine note investment in SLF JV I, was approximately 8.4%, including 8.2% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders.
We are permitted to, and expect to continue to, finance our investments through borrowings. We generally expect to target a debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding). As of September 30, 2018, we had a debt to equity ratio of 0.75x (i.e., one dollar of equity for each $0.75 of debt outstanding). As a

Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after such borrowing. On March 23, 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. Our Board of Directors has not taken any action to reduce the asset coverage requirements applicable to us.
Joint Venture
We and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, also co-invest through SLF JV I, an unconsolidated Delaware limited liability company. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2018, we and Kemper had funded an aggregate of approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2018, we and Kemper had the option to fund additional debt investments in SLF JV I, subject to additional equity funding to SLF JV I from us and Kemper. Additionally, SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, as amended, or the Deutsche Bank I Facility, which permitted up to $200.0 million of borrowings as of September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required). As of September 30, 2018, our investment in SLF JV I was approximately $129.4 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
Our Adviser
We are externally managed and advised by Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Oaktree, subject to the overall supervision of our Board of Directors, manages our day-to-day operations, and provides investment advisory services to us pursuant to the Investment Advisory Agreement.
Our Adviser is a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of our Adviser’s senior executives and investment professionals have been investing together for over 32 years and have generated impressive investment performance through multiple market cycles. As of September 30, 2018, our Adviser (together with its affiliates) had approximately $123.5 billion in assets under management1. Our Adviser emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
Our Adviser’s primary firm-wide goal is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser to attract and retain an extremely talented group of investment professionals, or the Investment Professionals. Further, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies.

______________________
1 References to “assets under management” or “AUM” represent assets managed by our Adviser and a proportionate amount ($24.7 billion) of the AUM reported by DoubleLine Capital LP, or Doubleline, in which our Adviser owns a 20% minority interest. Our Adviser’s methodology for calculating AUM includes (i) the net asset value of assets managed directly by our Adviser, (ii) the leverage on which management fees are charged, (iii) undrawn capital that our Adviser is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) for collateralized loan obligation vehicles, or CLOs, the aggregate par value of collateral assets and principal cash, (v) for publicly-traded Business Development Companies, gross assets (including assets acquired with leverage), net of cash, and (vi) our Adviser’s pro rata portion of the AUM reported by DoubleLine. Our Adviser’s calculation of AUM may differ from the calculations of other asset managers and, as a result, our Adviser’s measurements of AUM may not be comparable to similar measures presented by other asset managers. Our Adviser’s definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to regulatory definitions.

Our Adviser and its affiliates provide discretionary investment management services to other managed accounts and investment funds, which may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. The activities of such managed accounts and investment funds may raise actual or potential conflicts of interest.
Oaktree Senior Executives
Our Adviser’s current senior executives are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank and Sheldon Stone. The original founders formed Oaktree in April 1995 after having managed funds in the high-yield bond, distressed debt, private equity and convertible securities areas of Trust Company of the West for approximately 10 years. The senior executives have led the investment of clients’ funds in the consistent, risk-controlled manner called for by our Adviser’s philosophy, generally resulting in an impressive track record, reduced risk and highly satisfied clients.
Oaktree’s Professionals
Our Adviser is dedicated to highly professional management in a limited number of specialized investment niches. Its strength is its staff of over 900 people, including more than 350 investment, legal and compliance professionals and over 400 administrative and marketing professionals as of September 30, 2018. The professionals are active in portfolio management, investment analysis, trading, legal, client service and administration. The Strategic Credit group has 21 investment professionals who focus on the investment strategy employed by our Adviser and certain of its affiliates.
Strategic Credit
Our Adviser officially launched its Strategic Credit strategy in early 2013 as a step-out from its Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high-yield bond creditors. The strategy seeks to achieve an attractive total return by investing in public and private performing debt.
Strategic Credit focuses on U.S. and non-U.S. investment opportunities that arise from pricing inefficiencies that occur in the primary and secondary markets or from the financing needs of healthy companies with limited access to traditional lenders or public markets. Typical investments will be in high yield bonds and senior secured loans for borrowers that are in need of direct loans, rescue financings, or other capital solutions or that have had challenged or unsuccessful primary offerings.
The Investment Professionals employ a fundamental, value-driven opportunistic approach to credit investing, which seeks to benefit from the resources, relationships and proprietary information of our Adviser’s global investment platform.
Oaktree’s Investment Approach
By implementing our investment strategy, the Investment Professionals seek to create value at all stages of the investing process. Our Adviser believes that the foundation for all investments, and the basis for the success that has been enjoyed by the Investment Professionals to date, is the thorough analysis of a company’s fundamentals and intrinsic value. The Investment Professionals start by capitalizing on investment opportunities (a) that they source or (b) that other Oaktree investment teams source but that do not meet their strategies’ return objectives. Next, the Investment Professionals execute trades in an attempt to obtain relatively low purchase prices that should provide additional “downside protection.” After an investment is made, the Investment Professionals monitor the progress of each investment, sometimes providing financial and strategic advice. Importantly, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment.
The Transaction and the Investment Advisory Agreement with Oaktree
On July 13, 2017, Oaktree entered into an Asset Purchase Agreement, or the Purchase Agreement, with our Former Adviser and, for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser.
In order to ensure that the transactions contemplated by the Purchase Agreement, or the Transaction, complied with Section 15(f) of the Investment Company Act, our Adviser and our Former Adviser agreed to certain conditions. First, through October 17, 2020, at least 75% of the members of our Board of Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction. In addition, for the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement (as defined below).

Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp.), or OCSI, and us. The closing of the Transaction resulted in an assignment for purposes of the Investment Company Act of the investment advisory agreement between our Former Adviser and us, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. The material terms of the services provided under the Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree.
Our Administrator
We entered into an administration agreement, or the Administration Agreement, with Oaktree Administrator, a Delaware limited liability company and a wholly owned subsidiary of Oaktree. The principal executive offices of Oaktree Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, Oaktree Administrator provides services to us, and we reimburse Oaktree Administrator for costs and expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
Business Strategy

We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans and preferred equity. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We intend to invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s deep credit and structuring expertise. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•
Completion of Portfolio Repositioning.    Our Adviser intends to generate a competitive return on equity and sustainable, consistent dividends through (1) opportunistically investing across the capital structure, (2) seeking to take advantage of dislocations in financing markets and other situations that may benefit from our Adviser’s restructuring expertise and (3) generating capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.

•
Emphasis on Proprietary Deals.    Our Adviser is primarily focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s over 250 Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser has invested more than $11 billion in over 250 directly originated loans, and the Oaktree platform has the capacity to invest in large deals and to solely underwrite transactions.

•
Focus On Quality Companies And Extensive Diligence. Our Adviser seeks to maintain a conservative approach to investing with discipline around fundamental credit analysis and downside protection. Our Adviser intends to focus on companies with business models we expect to be resilient in the future, underlying fundamentals that will provide strength in future downturns, significant asset or enterprise value and seasoned management teams, although not all portfolio companies will meet each of these criteria. Our Adviser intends to leverage its deep credit and deal structuring expertise to lend to companies that have unique needs, complex business models or specific business challenges. Our Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.

•
Disciplined Portfolio Management. Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by limiting positions to no more than 5% of our portfolio.

•
Manage Risk Through Loan Structures. Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions in an effort to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a deal reaches impairment. The Oaktree platform has the ability to address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which we expect will allow us to invest and lend during times of market stress when our competitors may halt investment activity.

Our Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy. We believe this philosophy strongly aligns with the interests of our stockholders. Our Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
Identification of Investment Opportunities
According to the National Center for the Middle Market, as of the second quarter of 2018, there were nearly 200,000 businesses with annual revenues of $10 million to $1 billion, which businesses represented one-third of private sector U.S. gross domestic product and accounted for approximately 48 million jobs in the United States and, according to the S&P Global Market Intelligence LCD Middle Market Review, during the first nine months of the 2018 calendar year, middle-market lending volume exceeded $20 billion for deal sizes of less than $350 million, much of which we believe has been used to finance leveraged buyouts, recapitalizations, capital expenditures and acquisitions. The Investment Professionals employ a rigorous process to identify and evaluate potential investments within this large market. Central to the Investment Professionals’ investment process is the goal of exploiting market dislocations and inefficiencies driven by macro factors, market-level changes and company characteristics.
Macro Factors
Macro factors that drive market dislocations occur throughout the global economy and include sovereign debt crises, political elections and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Investment Professionals believe are well below or above their intrinsic values.
Market-Level Changes
We believe that many commercial banks have decreased their lending to middle-market companies in recent years, which has created an opportunity for non-traditional market participants. In addition, we believe that increased regulation of financial markets and its participants, such as Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, has resulted in traditional capital providers focusing on only higher-quality and more liquid opportunities. The lower-rated portion of the market is often less efficiently priced due to limited capital availability, which allows for more attractive risk and return opportunities.
Company Characteristics
Company-specific factors that drive market dislocations include over-leveraged balance sheets, near-term liquidity or maturity issues, secular pressures on businesses, acute shock to company operations, asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or obligations or require a highly structured direct loan.
The Investment Professionals believe current market conditions give rise to two primary sources of investment opportunities with favorable risk-reward characteristics. The first source is private debt, which capitalizes on the Investment Professionals’ experience in negotiating and structuring complex debt investments. Private debt can include (a) loan portfolios that banks need to sell in response to regulatory capital pressure, (b) capital solutions, which involve customized, negotiated solutions for companies unable to access traditional syndicated loan and high yield markets, (c) rescue financings, which are transactions structured to provide liquidity to companies with overleveraged balance sheets, often on an urgent basis and (d) other direct loan investments to support acquisitions or capital projects that are unable to obtain financing via more traditional channels. The second source is marketable securities or other forms of traded debt, which the Investment Professionals intend to purchase on the secondary market at prices they believe are below their intrinsic value. Once the Investment Professionals have identified a potential investment opportunity, they will evaluate the opportunity against the following investment criteria and guidelines. However, not all of these criteria will be met by each prospective portfolio company in which we invest.

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

•
Geography.  As a Business Development Company, we will invest at least 70% of our investments in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with Investment Company Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Investment Process
Our investment process consists of the following five distinct stages.
Source
Strategic Credit has dedicated sourcing professionals and also leverages its strong market presences and relationships across Oaktree’s global platform, which includes more than 250 highly-experienced Investment Professionals, to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
Screen Using Investment Criteria
We expect to be highly selective in making new investments. The initial screening process will typically include a review of the proposed capital structure of the portfolio company, including level of assets or enterprise value coverage, an assessment by our Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, and a review of forecasted financial statements and liquidity profile. In addition, our Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research
Prior to making any new investment, our Adviser intends to engage in an extensive due diligence process led by investment analysts assigned to each transaction. The analysts will assess a company’s management team, products, services, competitive position in its markets, barriers to entry and operating and financial performance, as well as the growth potential of its markets. In performing this evaluation, the analysts may use financial, descriptive and other due diligence materials provided by the target company, commissioned third party reports and internal sources, including members of the investment team, industry participants and experts with whom our Adviser has relationships. As part of the research process, our Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events.

Evaluate
Our Adviser assesses each potential investment through a rigorous, collaborative decision-making process. Our Adviser applies disciplined investment criteria and evaluates potential risk and reward of each investment with significant focus on downside risk. Our Adviser sizes investments at the portfolio level across a variety of characteristics, including based on the investment criteria described above.
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser intends to monitor each portfolio company and be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts will be assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.

Investments
Our investment objective is to generate current income and capital appreciation. We target debt investments that will generate current income and also provide the opportunity for capital appreciation through our ownership of equity securities in certain of our portfolio companies. We seek to structure our debt investments to provide downside protection through strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends, although not all of our investments will meet each of the criteria. Our Adviser has expertise in creative, efficient structuring and institutional knowledge of bankruptcy and restructurings, enabling our Adviser to focus on risk control. Our debt investments may be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2018, 75.4% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We intend to tailor the terms of each investment by negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly or quarterly cash interest that we collect on our debt investments. We expect that our Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 and $750 million. Going forward, we expect our portfolio to include a mix of senior secured loans, including asset backed loans, unitranche loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments as well as certain structured finance and other non-traditional structures.

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
SLF JV I
We have invested in SLF JV I, which as of September 30, 2018, primarily consisted of a portfolio of senior secured loans to 40 portfolio companies. The portfolio companies are in industries similar to the companies in our portfolio.
Monitoring and Sale of Investments
After an investment is made, the Investment Professionals monitor industry and company fundamentals and the risk-reward profile of the securities and obligations we hold, including where such securities or obligations sit in a company’s capital structure and the risk of any impairment to our holdings as a result of any refinancings or other restructurings or increased financial stress experienced by such company. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations.
Valuation Procedures
As a Business Development Company, we generally invest in illiquid debt and equity securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” for a description of our investment valuation processes and procedures.
Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement, which has been in effect since October 17, 2017.
Management Services
Subject to the overall supervision of our Board of Directors, Oaktree manages our day-to-day operations and provides us with investment advisory services. Under the Investment Advisory Agreement, Oaktree:

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
The Investment Advisory Agreement provides that Oaktree’s services are not exclusive to us and Oaktree is generally free to furnish similar services to other entities so long as its services to us are not impaired.

Management Fee
Under the Investment Advisory Agreement, we pay Oaktree a fee for its services under the investment advisory agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by our common stockholders.
Base Management Fee
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents.
Incentive Fee
The incentive fee consists of two parts. Under the Investment Advisory Agreement, the first part of the incentive fee, which is referred to as the incentive fee on income or the Part I incentive fee, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

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

•
For any quarter in which our pre-incentive fee net investment income exceeds 1.8182% on net assets, the incentive fee on income is equal to 17.5% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
The following is a graphical representation of the calculation of the incentive fee on income under the Investment Advisory Agreement:

Quarterly Incentive Fee on Income
Pre-incentive fee net investment income
(expressed as a percentage of net assets)

Percentage of pre-incentive fee net investment income allocated to income-related portion of incentive fee

Under the Investment Advisory Agreement, the second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and will equal 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee.
Examples of Quarterly Incentive Fee Calculation under the Investment Advisory Agreement (A)
Example 1: Incentive Fee on Income for Each Quarter
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 1.425%

Pre-incentive fee net investment income does not exceed the preferred return under the Investment Advisory Agreement, therefore there is no incentive fee on income under the Investment Advisory Agreement.
Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.375%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 1.80%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to “catch-up”3
= 100% × (1.80% - 1.50%)
= 0.30%
Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.5%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.375%
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
Incentive fee = (100% × 0.3182%) + (17.5% × (2.925% - 1.8182%))
= 0.3182% + (17.5% × 1.1068%)
= 0.3182% + 0.1937%
= 0.5119%
Example 2: Incentive Fee on Capital Gains under the Investment Advisory Agreement
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
__________
(A) Solely for purposes of these illustrative examples, we have assumed that we have not incurred any leverage. However, we have in the past and expect to continue in the future to use leverage to partially finance our investments.

1.	Represents 6.0% annualized preferred return.

2.	Represents 1.50% annualized management fee.

3.
The “catch-up” provision is intended to provide our Adviser with an incentive fee of 17.5% on all of our pre-incentive fee net investment income as if a preferred return did not apply when our net investment income exceeds 1.50% in any calendar quarter and is not applied once our Adviser has received 17.5% of investment income in a quarter. The “catch-up” portion of our pre-incentive fee net investment income is the portion that exceeds the 1.50% preferred return but is less than or equal to approximately 1.8182% (that is, 1.50% divided by (1 - 0.175)) in any fiscal quarter.

The Incentive Fee on Capital Gains under the Investment Advisory Agreement would be:

•	Year 1: None

•	Year 2: Capital Gains Fee = 17.5% multiplied by ($10 million realized capital gains on sale of Investment A less $2 million cumulative capital depreciation) = $1.4 million

•
Year 3:    Capital Gains Fee = (17.5% multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.4 million cumulative Capital Gains Fee previously paid = $1.4 million less $1.4 million = $0.00 million

•
Year 4:    Capital Gains Fee = (17.5% multiplied by ($12 million cumulative realized capital gains)) less $1.4 million cumulative Capital Gains Fee previously paid = $2.1 million less $1.4 million = $0.7 million

•
Year 5:    Capital Gains Fee = (17.5% multiplied by ($22 million cumulative realized capital gains)) less $2.1 million cumulative Capital Gains Fee previously paid = $3.85 million less $2.1 million = $1.75 million

•
Year 6:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.85 million cumulative Capital Gains Fee previously paid = $4.55 million less $3.85 million = $0.70 million

•
Year 7:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.55 million cumulative Capital Gains Fee previously paid = $4.55 million less $4.55 million = $0.00 million

Collection and Disbursement of Fees Owed to Our Former Adviser
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to our Former Adviser at the end of each quarter. In order to ensure that our Former Adviser receives any compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the Investment Advisory Agreement covered the entire quarter in which the Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which our Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay our Former Adviser the pro rata portion of the fees that were earned by, but not paid to, our Former Adviser for services rendered to us prior to October 17, 2017 of $1.1 million.
Duration and Termination
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Indemnification
The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree’s services under the Investment Advisory Agreement or otherwise as our investment adviser.
Fee Waiver
For the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
Organization of our Adviser
Our Adviser is a Delaware limited partnership that is registered as an investment adviser under the Advisers Act. The principal address of our Adviser is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Board Approval of the Investment Advisory Agreement
The then-current members of our Board of Directors met in person with Oaktree to consider the Investment Advisory Agreement on June 20, 2017 and July 13, 2017. At the in-person meeting held on July 13, 2017, such members of the Board of Directors, including all of the then-current independent directors, unanimously approved the Investment Advisory Agreement. Such independent directors met separately with independent counsel on multiple occasions in connection with their review of the Investment Advisory Agreement and the Transaction. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the then-current independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, the then-current members of our Board of Directors considered, among other things:

•	the nature, extent and quality of services to be performed by Oaktree;

•	the investment performance of us and funds managed by Oaktree;

•	the expected costs of services to be provided and the anticipated profits to be realized by Oaktree and its affiliates from their relationship with us;

•	the possible economies of scale that would be realized due to our potential growth;

•	whether fee levels reflect such economies of scale for the benefit of investors; and

•
comparisons of services to be rendered to and fees to be paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other Oaktree clients.

The Board of Directors also considered other investment management services to be provided to us, such as the provision of managerial assistance, monitoring adherence to our investment restrictions and monitoring compliance with various of our policies and procedures and with applicable securities laws and regulations. The then-current members of our Board of Directors discussed Oaktree’s cyber security programs and those of its service providers. Based on the factors above, the then-current members of our Board of Directors concluded that they were satisfied with the nature, extent and quality of the services to be provided to us by Oaktree.
No single factor was determinative of the decision of the Board of Directors, including all of the then-current independent directors, to approve the Investment Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by independent counsel. Following this process, the then-current members of the Board of Directors, including all of the then-current independent directors, unanimously voted to approve the Investment Advisory Agreement subject to stockholder approval. Our stockholders approved the Investment Advisory Agreement on September 7, 2017.
Payment of Our Expenses
Our primary operating expenses are the payment of (i) a base management fee and any incentive fees and (ii) the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement. Our management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

•
100% of our pre-incentive fee net investment income, if any, that exceeded the preferred return rate but was less than or equal to 2.1875% (2.5% for periods prior to January 1, 2017) in any fiscal quarter was payable to our Former Adviser; and

•
For any quarter in which our pre-incentive fee net investment income, if any, exceeded 2.1875% on net assets (2.5% for periods prior to January 1, 2017), the incentive fee on income was equal to 20% of the amount of our pre-incentive fee net investment income as the preferred return and catch-up would have been achieved.

From January 1, 2017 to October 17, 2017, in the event the cumulative incentive fee on income accrued for the Lookback Period (after giving effect to any reduction(s) pursuant to this paragraph for any prior fiscal quarters of the Lookback Period but not the quarter of calculation) exceeded 20.0% of the cumulative net increase in net assets resulting from operations during the Lookback Period, then the incentive fee on income for the quarter was reduced by an amount equal to (1) 25% of the incentive fee on income calculated for such quarter (prior to giving effect to any reduction pursuant to this paragraph) less (2) any base management fees waived by our Former Adviser for such fiscal quarter. For this purpose, the “cumulative net increase in net assets resulting from operations” was an amount, if positive, equal to the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized capital appreciation and depreciation of the Company for the Lookback Period. “Lookback Period” meant the period commencing January 1, 2017 and ending on the last day of the fiscal quarter for which the incentive fee on income was being calculated.
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

Administration Agreement
We entered into the Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to us necessary for our operations, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by our Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator may, on behalf of us, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator will make reports to our Board of Directors of its performance of obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of our business and affairs, in each case, as it shall determine to be desirable or as reasonably required by our Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
Oaktree Administrator also provides portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that we are required to maintain, and prepares, prints and disseminates reports to our stockholders and all other materials filed with the SEC. In addition, Oaktree Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Oaktree Administrator may also offer to provide, on our behalf, managerial assistance to our portfolio companies.
For providing these services, facilities and personnel, we reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the rent of our principal executive offices at market rates and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for us. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree Administrator and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree Administrator’s services under the Administration Agreement or otherwise as our administrator.
Unless earlier terminated as described below, the Administration Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Former Administration Agreement
The Former Administration Agreement was terminated on October 17, 2017. Pursuant to the Former Administration Agreement, our Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above under “– Administration Agreement.” For providing these services, facilities and personnel, we reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost, with no profit to, or markup by, our Former Administrator. Our allocable portion of our Former Administrator’s costs was determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which our Former Administrator provided administrative services.
Competition
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other Business Development Companies, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other Oaktree funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We may face increasing competition for investment opportunities, which could reduce returns and result in losses."
Staffing
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Investment Advisory Agreement.
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSI, a publicly-traded Business Development Company, and Oaktree Strategic Income II, Inc., or OSI II, a privately offered Business Development Company. OCSI has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II may also make similar investments. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSI, OSI II and us. OCSI and OSI II operate as distinct and separate companies and any investment in our common stock will not be an investment in either OCSI or OSI II. In addition, all of our executive officers serve in substantially similar capacities for OCSI and OSI II and three of our independent directors serve as independent directors of OCSI. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.
Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us or OCSI, OSI II or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
We may invest alongside funds and accounts managed or sub-advised by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
In addition, on October 18, 2017, our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser.

Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree is committed to treating all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the Administration Agreement, Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay Oaktree Administrator its allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including, without limitation, a portion of the rent at market rates and compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us.
Election to be Taxed as a Regulated Investment Company
We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses, or the Annual Distribution Requirement.
If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We are subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a Business Development Companies under the Investment Company Act;

•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•	diversify our holdings so that at the end of each quarter of the taxable year:

◦
(i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦
(ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act described above and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (a) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (b) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (c) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (d) cause us to recognize income or gain without a corresponding receipt of cash; (e) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (f) adversely alter the characterization of certain complex financial transactions; or (g) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.
If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.
Business Development Company Regulations
We have elected to be a Business Development Company under the Investment Company Act. As with other companies regulated by the Investment Company Act, a Business Development Company must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between Business Development Companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters.
The Investment Company Act further requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election as, a Business Development Company unless authorized by a vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the Investment Company Act.

Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject stockholders to additional indirect expenses. None of the policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act. Our investment portfolio is also subject to certain source-of-income and asset diversification requirements by virtue of its intended status to be a RIC for U.S. tax purposes. See “– Election to be Taxed as a Regulated Investment Company” above for more information.
Qualifying Assets
Under the Investment Company Act, a Business Development Company may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:
(a) is organized under the laws of, and has its principal place of business in, the United States;
(b) is not an investment company (other than a small business investment company wholly owned by the Business Development Company) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
(c) satisfies any of the following:
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

Managerial Assistance to Portfolio Companies
A Business Development Company must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, a Business Development Company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. However, when a Business Development Company purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance includes any arrangement whereby a Business Development Company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, “temporary investments”) so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
Consistent with applicable legal and regulatory requirements, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as calculated as provided in the Investment Company Act, is at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for generally up to 60 days for temporary purposes without regard to asset coverage.
On March 23, 2018, the SBCAA, was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. Our Board of Directors has not taken any action to reduce the asset coverage requirements applicable to us.
Other
We are subject to periodic examination by the SEC for compliance with the Investment Company Act.
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
We and our Adviser will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.
Code of Ethics
We have adopted a joint code of ethics with OCSI pursuant to Rule 17j-1 under the Investment Company Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the Investment

Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at http://www.sec.gov and are available at the Investors: Corporate Governance portion of our website at www.oaktreespecialtylending.com.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set forth below. These guidelines are reviewed periodically by our Adviser and our independent directors, and, accordingly, are subject to change.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Our Adviser will vote proxies relating to our portfolio securities, if any, in what it perceives to be the best interest of our stockholders. Our Adviser will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on portfolio securities held by us. Although our Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there are compelling long-term reasons to do so.
Our Adviser’s proxy voting decisions will be made by officers who are responsible for monitoring each of our investments. To ensure that the vote is not the product of a conflict of interest, our Adviser will require that: (1) anyone involved in the decision-making process disclose to the Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal, in order to reduce any attempted influence from interested parties.
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Oaktree Specialty Lending Corporation, Chief Compliance Officer, 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.
Reporting Obligations
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Securities Exchange Act of 1934, as amended, the Exchange Act.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.
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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

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
When recessionary conditions exist, the financial results of small and mid-sized companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called "Brexit") has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom is currently expected to leave the EU on March 29, 2019, uncertainty remains as to the exact timing and process, which may lead to continued volatility. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Risks Relating to Our Business and Structure
Our Adviser has limited experience operating under the constraints imposed on us as a Business Development Company, which may hinder the achievement of our investment objectives.
The Investment Company Act imposes numerous constraints on the operations of Business Development Companies that do not apply to other investment vehicles managed by Oaktree and its affiliates. Business Development Companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Our Adviser does not have significant experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Our Adviser's track record and achievements are not necessarily indicative of the future results it will achieve. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.
Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as LIBOR, the federal funds rate or prime rate. An increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.
If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our Adviser to receive incentive fees.
Any general increase in interest rates would likely have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, a general increase in interest rates may make it easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fee on income payable to our Adviser.
A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the Investment Company Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination by our Board of Directors and the release of the financial results for the corresponding period or the next date at which fair value is determined.
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
In addition, the participation of the Investment Professionals in the valuation process, and the indirect pecuniary interest of John B. Frank, an interested member of our Board of Directors, could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the incentive fees earned by the Adviser will be based, in part, on unrealized gains and losses.
Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Adviser. Our Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Adviser could depart at any time. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Adviser, could have a material adverse effect on our ability to achieve our investment objective. Our Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.
In addition, our Adviser may resign on 60 days’ notice. If we are unable to quickly find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, our operations are likely to experience a disruption and our ability to achieve our investment objective and pay distributions would likely be materially and adversely affected.
Our business model depends to a significant extent upon strong referral relationships, and the inability of the personnel associated with our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that personnel associated with our Adviser will maintain and develop their relationships with intermediaries, banks and other sources, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If these individuals fail to maintain their existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or maintain our investment portfolio. In addition, individuals with whom the personnel associated with our Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. The failure of the personnel associated with our Adviser to maintain existing relationships, grow new relationships, or for those relationships to generate investment opportunities could have an adverse effect on our business, financial condition and results of operations.
We may face increasing competition for investment opportunities, which could reduce returns and result in losses.
We compete for investments with other Business Development Companies, public and private funds (including hedge funds, mezzanine funds and CLOs) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the Investment Company Act imposes on us as a Business Development Company.

Our incentive fee may induce our Adviser to make speculative investments.
The incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to our Adviser includes a component based on a percentage of our net investment income (subject to a hurdle rate), which may encourage our Adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded and may result in an obligation for us to pay an incentive fee to the Adviser even if we have incurred a loss for an applicable period.
The incentive fee payable by us to our Adviser also may create an incentive for our Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. While we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “clawback” right against our Adviser, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
In addition, commencing with the fiscal year ending September 30, 2019, our Adviser will receive an incentive fee based upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our Adviser.
Our base management fee may induce our Adviser to incur leverage.
Our base management fee is payable based upon our gross assets, which includes borrowings for investment purposes, which may encourage our Adviser to use leverage to make additional investments. Given the subjective nature of the investment decisions made by our Adviser on our behalf, we may not be able to monitor this potential conflict of interest.
The incentive fee we pay to our Adviser relating to capital gains may be effectively greater than 17.5%.
Commencing with the fiscal year ending September 30, 2019, the Adviser can earn an incentive fee based on our capital gains, calculated on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year. As a result of the operation of the cumulative method of calculating such capital gains portion of the incentive fee, the cumulative aggregate capital gains fee received by our Adviser could be effectively greater than 17.5%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. This result would occur to the extent that, following receipt by the Adviser of a capital gain incentive fee, we subsequently realized capital depreciation and capital losses in excess of cumulative realized capital gains. We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.
Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, as amended, or the ING Facility, have issued 4.875% unsecured notes due 2019, or the 2019 Notes, 5.875% unsecured notes due 2024, or the 2024 Notes, and 6.125% unsecured notes due 2028, or the 2028 Notes, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2018, we had $241.0 million of outstanding indebtedness under the ING Facility, $228.8 million of outstanding 2019 Notes, $75.0 million of outstanding 2024 Notes, $86.3 million of outstanding 2028 Notes and $12.3 million of secured borrowings outstanding. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2018 was 5.1% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2018 total assets of at least 2.12%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2019 Notes, 2024 Notes or 2028 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

As a Business Development Company, under the Investment Company Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We have received exemptive relief from the SEC to permit us to exclude the debt of any SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the Investment Company Act. As a result of our receipt of this relief, we have the ability to incur leverage in excess of the amounts set forth in the Investment Company Act. In addition, the SBCAA enacted into law in March 2018, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% (i.e., the amount of debt may not exceed 66.67% of the value of the Business Development Company’s assets) so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. If we incur additional leverage, our net asset value will decline more sharply if the value of our assets declines than if we had not incurred such additional leverage and the effects of leverage described above will be magnified.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-21.92%	-12.88%	-3.84%	5.20%	14.24%

For purposes of this table, we have assumed $1.6 billion in total assets, $643.4 million in debt outstanding, $858.0 million in net assets as of September 30, 2018, and a weighted average interest rate of 5.1% as of September 30, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
Substantially all of our assets are subject to security interests under the ING Facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.
As of September 30, 2018, substantially all of our assets were pledged as collateral under the ING Facility and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a Business Development Company, we are currently required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
While we may, in the future, issue additional equity securities, we cannot assure you that equity financing will be available to us on favorable terms, or at all. Also, as a Business Development Company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
Our Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts to co-invest, subject to the conditions of the relief granted by the SEC, where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of this exemptive relief permitting us to co-invest with other funds managed by our Adviser and its affiliates, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies and (3) the investment by other funds advised by our Adviser or its affiliates would not disadvantage us and our participation would not be on a basis different from, or less advantageous than, that of any other fund advised by our Adviser or its affiliates participating in the transaction. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.
There are significant potential conflicts of interest that could adversely impact our investment returns.
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSI, a publicly-traded Business Development Company, and OSI II, a privately offered Business Development Company. OCSI has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II may also make similar investments. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSI, OSI II and us. OCSI and OSI II operate as distinct and separate companies and any investment in our common stock will not be an investment in OCSI or OSI II. In addition, all of our executive officers serve in substantially similar capacities for OCSI and OSI II and three of our independent directors serve as independent directors of OCSI. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts. Moreover, the Adviser and the Investment Professionals are engaged in other business activities which divert their time and attention. The Investment Professionals will devote as much time to us as such professionals deem appropriate to perform their duties in accordance with the Investment Advisory Agreement. However, such persons may be committed to providing investment advisory and other services for other clients, and engage in other business ventures in which we have no interest. As a result of these separate business activities, the Adviser may have conflicts of interest in allocating management time, services and functions among us, other advisory clients and other business ventures.
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
We may invest alongside funds and accounts managed or sub-advised by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
In addition, on October 18, 2017, our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the Administration Agreement, Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay Oaktree Administrator its allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including, without limitation a portion of the rent at market rates and the compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us. This arrangement creates conflicts of interest that our Board of Directors must monitor.

A failure on our part to maintain our qualification as a Business Development Company would significantly reduce our operating flexibility.
If we fail to continuously qualify as a Business Development Company, we might be subject to regulation as a registered closed-end investment company under the Investment Company Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on Business Development Companies by the Investment Company Act could cause the SEC to bring an enforcement action against us. See “ Business — Business Development Company Regulations.”
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
As a Business Development Company, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after such incurrence or issuance, provided that, pursuant to exemptive relief we received from the SEC, we are permitted to exclude the debt of any SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in calculating our 200% asset coverage ratio under the Investment Company Act. The SBCAA, which was enacted into law in March 2018, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the Investment Company Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount).
We also may make rights offerings to our stockholders at prices less than net asset value, subject to applicable requirements of the Investment Company Act. If we raise additional funds by issuing more shares of our common stock or issuing senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline at that time and such stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.
In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Investment Company Act also may impose restrictions on the structure of any securitization.

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

•	The 90% Gross Income Test will be satisfied if we earn at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources.

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

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Our entry into any such reverse repurchase agreements would be subject to the Investment Company Act limitations on leverage. In connection with entry into a reverse repurchase agreement, we would effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement would make a loan to us in an amount equal to a percentage of the fair value of the collateral we have pledged. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and then receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

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

We have responded to requests arising from a SEC investigation principally related to the activities of our Former Adviser.  Although we believe based on communications from SEC Staff that our obligations with respect to the matter are concluded, SEC investigations are subject to inherent uncertainties and management’s view of these matters may change in the future.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Future control deficiencies could prevent us from accurately and timely reporting our financial results.
We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A "deficiency" in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
Our failure to identify deficiencies in our internal control over financial reporting in a timely manner or remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.
We are subject to risks associated with communications and information systems.

We depend on the communications and information systems of our Adviser and its affiliates as well as certain third-party service providers. As these systems became more important to our business, the risks posed to these communications and information systems have continued to increase. Any failure or interruption in these systems could cause disruptions in our activities, including because we do not maintain any such systems of our own.  In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources.  These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information related to our operations or portfolio companies, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms within an attractive timeframe.
Delays in investing the net proceeds raised in an offering of our securities may cause our performance to be worse than that of fully invested Business Development Companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
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
As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the Nasdaq Global Select Market and the New York Stock Exchange.
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
Certain our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Increases in interest rates may affect the ability of our portfolio companies to repay debt or pay interest, which may in turn affect the value of our portfolio investments, and our business, financial condition and results of operations.
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

Finally, as noted above, little public information generally exists about privately owned companies, and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies.

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

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.
The lack of liquidity in our investments may adversely affect our business.
We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments may be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate our investments if our Adviser or any of its affiliates have material nonpublic information regarding the portfolio company. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
Our portfolio companies may be highly leveraged.
Our investments may include companies whose capital structures have significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by us may be the most junior in what will typically be a complex capital structure, and thus subject to the greatest risk of loss.
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
Our portfolio companies may experience financial distress from time to time. Debt investments in such companies may cease to be income-producing, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. Any restructuring can fundamentally alter the nature of the related investment, and restructurings may not be subject to the same underwriting standards that our Adviser employs in connection with the origination of an investment. In addition, we may write-down the value of our investment in any such company to reflect the status of financial distress and future prospects of the business. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. For example, if an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us, or we may receive equity securities, which may require significantly more of our management’s time and attention or carry restrictions on their disposition. We cannot assure you that any particular restructuring strategy pursued by our Adviser will maximize the value of or recovery on any investment.
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
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the Investment Company Act, under which qualifying assets must represent at least 70% of our total assets. See “Business Development Company Regulations — Qualifying Assets.”
Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.

We may have foreign currency risks related to our investments denominated in currencies other than the U.S. dollar.
As of September 30, 2018, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
We may expose ourselves to risks if we engage in hedging transactions.
Subject to applicable provisions of the Investment Company Act and applicable regulations promulgated by the Commodities Futures Trading Commission, we have in the past and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under any credit facility from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
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
We are a non-diversified investment company within the meaning of the Investment Company Act, and therefore have few restrictions with respect to the proportion of our assets that may be invested in securities of a single industry or issuer.
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among industries or issuers. To the extent that we assume large positions in a certain type of security or the securities of a small number of industries or issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the security, industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may allocate the net proceeds from an offering in ways with which you may not agree.
We have significant flexibility in investing the net proceeds of an offering, and may do so in a way with which you may not agree. Additionally, our Adviser will select our investments subsequent to the closing of an offering, and our stockholders will have no input with respect to such investment decisions. Further, other than general limitations that may be included in a future credit facility, the holders of our debt securities will generally not have veto power or a vote in approving any changes to our investment or operational policies. These factors increase the uncertainty, and thus the risk, of investing in our securities. In addition, pending such investments, we will invest the net proceeds from an offering primarily in high quality, short-term debt securities, consistent with our Business Development Company election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. If we are not able to identify or gain access to suitable investments, our income may be limited.

Risks Relating to Our Common Stock
Shares of closed-end investment companies, including Business Development Companies, may trade at a discount to their net asset value.
Shares of closed-end investment companies, including Business Development Companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and Business Development Companies is separate and distinct from the risk that our net asset value per share may decline. During the last two years, shares of our common stock have regularly traded below our net asset value. We cannot predict whether our common stock will trade at, above or below net asset value.
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

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and Business Development Companies;

•	loss of our Business Development Company or RIC status;

•	changes in earnings or variations in operating results;

•	increases in expenses associated with defense of litigation and responding to SEC inquiries;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our Adviser’s key personnel; and

•	general economic trends and other external factors.
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, including by large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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
The Investment Company Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the net asset value per share of our common stock at the time of any such subscription, conversion or purchase. At our 2011 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings, including under such circumstance. Such authorization has no expiration. Any decision to sell securities to subscribe to, convert to, or purchase shares of our common stock will be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise or conversion would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to distributions and our net asset value, and other economic aspects of the common stock.
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
Our 2028 Notes, 2024 Notes, and 2019 Notes, or, collectively, the Notes, are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2018, we had $241.0 million of outstanding borrowings under our ING Facility.
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
The indentures under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the Investment Company Act as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, whether or not we continue to be subject to such provisions of the Investment Company Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the Investment Company Act, equals at least 200% after such borrowings);

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case, while the Notes remain outstanding, other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the Investment Company Act as modified by Section 61(a)(1) of the Investment Company Act, or any successor provisions giving effect to any exemptive relief granted to us by the SEC (currently these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the Investment Company Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

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
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSI. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSI, (iii) FSOF’s trading in the securities of publicly traded Business Development Companies, (iv) statements to our Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSI, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We are cooperating with the Division of Enforcement investigation, have produced requested documents, and believe our obligations with respect to the matter are concluded. Oaktree is not subject to these subpoenas.

Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock
Our common stock currently trades on the Nasdaq Global Select Market under the symbol “OCSL.” Through October 17, 2017, our common stock traded under the symbol “FSC.” The last reported price for our common stock on November 27, 2018 was $4.53 per share. As of November 27, 2018, we had 62 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2018.
Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the NYSE Composite index, the Standard & Poor’s 500 Index, the Nasdaq Financial Index, the Russell 2000 Financial Services Index and a customized peer group of five companies that includes: Apollo Investment Corporation, Ares Capital Corporation, Blackrock Capital Investment Corporation, Gladstone Capital Corporation and MVC Capital, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on September 30, 2013 and its relative performance is tracked through September 30, 2018. The stock performance graph shows returns during management by the Former Adviser for the periods from September 30, 2013 through October 16, 2017 and during management by Oaktree for the period from October 17, 2017 through September 30, 2018.
For the fiscal year ended September 30, 2017, we included a comparison to a customized peer group of Business Development Companies, which had a total return of $45.57 for the period from October 1, 2013 to September 30, 2018. For the fiscal year ending September 30, 2018, we have switched to a comparison to the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Stock Index in the below chart to be consistent with current market practice.

	September 30, 2013	September 30, 2014	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018
Oaktree Specialty Lending Corporation	100.00	98.99	73.90	79.39	81.64	80.51
NYSE Composite	100.00	113.92	106.88	120.08	140.19	153.94
S&P 500	100.00	119.73	119.00	137.36	162.92	192.10
NASDAQ Financial	100.00	111.32	118.54	134.46	175.28	193.76
Russell 2000 Financial Services	100.00	107.05	115.83	134.26	164.44	175.60
Peer Group	100.00	103.66	97.28	114.08	131.45	145.57

Stock Repurchase Program
On November 30, 2015, our Board of Directors approved a $100 million common stock repurchase program through November 30, 2016. For the fiscal year ended September 30, 2016, we repurchased 7,004,139 shares at the weighted average price of $5.34 per share, resulting in $37.6 million of cash paid under the stock repurchase program.
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

We did not repurchase shares of our common stock during the year ended September 30, 2018.

Item 6.     Selected Financial Data
The table below sets forth our selected historical financial data for the periods indicated. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Financial Statements and Supplementary Data." The financial information as of and for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 set forth below was derived from our audited financial statements and related notes which are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

	As of and for the Years Ended
(dollars in thousands, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015	September 30, 2014
Statement of Operations data:
Total investment income	$138,722	$177,964	$247,872	$265,475	$293,954
Base management fee	22,652	31,369	41,483	51,615	51,735
Part I incentive fee	10,485	10,713	22,091	28,575	35,472
Fees Waived	(1,342)	(240)	(338)	(546)	(687)
All other expenses	46,881	64,729	97,338	70,891	64,860
Insurance recoveries	—	(1,259)	(19,429)	—	—
Net investment income	60,046	72,652	106,727	114,940	142,574
Net unrealized appreciation (depreciation) on investments and foreign currency	100,252	(97,543)	(47,924)	(71,674)	(32,164)
Net unrealized (appreciation) depreciation on secured borrowings	2,353	(296)	(76)	658	(53)
Realized gain (loss) on investments, secured borrowings, foreign currency and unsecured notes payable	(115,267)	(171,782)	(125,283)	(28,529)	2,175
Provision for income taxes	(622)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	46,762	(196,969)	(66,556)	15,395	112,532
Per share data:
Net asset value per common share at period end	$6.09	$6.16	$7.97	$9.00	$9.64
Market price at period end	4.96	5.47	5.81	6.17	9.18
Net investment income	0.43	0.51	0.72	0.75	1.00
Net realized and unrealized loss on investments, secured borrowings, foreign currency and unsecured notes payable	(0.10)	(1.90)	(1.17)	(0.65)	(0.21)
Net increase (decrease) in net assets resulting from operations	0.33	(1.39)	(0.45)	0.10	0.79
Distributions per common share	0.40	0.465	0.72	0.79	1.00
Balance Sheet data at period end:
Total investments at fair value	$1,491,201	$1,541,755	$2,165,491	$2,402,495	$2,495,914
Cash, cash equivalents and restricted cash	13,489	59,913	130,362	143,484	109,046
Other assets	46,768	14,380	47,432	39,678	63,258
Total assets	1,551,458	1,616,048	2,343,285	2,585,657	2,668,218
Total liabilities	693,423	748,391	1,200,997	1,232,563	1,189,743
Total net assets	858,035	867,657	1,142,288	1,353,094	1,478,475
Other data:
Weighted average yield on debt investments (1)	8.4%	9.6%	10.4%	10.8%	11.1%
Number of portfolio companies at period end	113	125	129	135	124

(1)	Weighted average yield is calculated based upon our debt investments at fair value, including the return on the subordinated note investment in SLF JV I, at the end of the period.

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
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of our Adviser to find lower-risk investments to reposition our portfolio and to implement our Adviser's future plans with respect to our business;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
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
Business Overview
We are a specialty finance company that looks to provide customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act. In addition, we have qualified and elected to be treated as a RIC under the Code for tax purposes.
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of OCG, pursuant to the Investment Advisory Agreement. Oaktree Administrator, a subsidiary of Oaktree, also provides certain administrative and other services necessary for us to operate pursuant to the Administration Agreement.
We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans and preferred equity. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company.
Oaktree intends to continue to reposition our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include a mix of approximately 40% to 60% of first lien loans and 35% to 55% of second lien loans, including asset backed loans, unitranche loans, mezzanine loans, approximately 5% to 15% of unsecured loans and 0% to 10% of preferred equity and certain equity co-investments. Our portfolio may also include certain structured finance and other non-traditional structures. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC.
Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by over $500 million, at fair value. Over time, Oaktree intends to rotate us out of the approximately $324 million of non-core investments at fair value that remain as of September 30, 2018.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, during the first nine months of the 2018 calendar year, middle-market lending volume exceeded $20 billion for deal sizes of less than $350 million.
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
We believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that the Company has the resources and experience to source, diligence and structure investments in these companies and is well placed to generate attractive returns for investors.
Investment Advisory Agreement with Oaktree
Upon the closing of the Transaction contemplated by the Purchase Agreement on October 17, 2017, Oaktree became the investment adviser to each of OCSI and us. The closing of the Transaction resulted in an assignment for purposes of the Investment Company Act of the Former Investment Advisory Agreement, and, as a result, its immediate termination. See “Note 11. Related Party Transactions– Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, Oaktree obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of our investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
We seek to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If we are unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, we seek to obtain a quote directly from a broker making a market for the asset. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Oaktree also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, Oaktree performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, we do not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of our investments as of September 30, 2018 and September 30, 2017 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2018, 87.5% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of September 30, 2018 and September 30, 2017, approximately 96.1% and 95.4%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2018, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income.

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
PIK Interest
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to Oaktree beginning in the fiscal year ending September 30, 2019. To maintain our status as a RIC, income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so.
Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the fiscal year ended September 30, 2018.
During the year ended September 30, 2018, we originated $1.0 billion of investment commitments in 59 new and nine existing portfolio companies and funded $1.0 billion of investments.
During the year ended September 30, 2018, we received $1.1 billion of proceeds from prepayments, exits, other paydowns and sales and exited 80 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2018	September 30, 2017
Cost:
Senior secured debt	74.69%	74.73%
Subordinated debt	11.85	6.42
Debt investments in SLF JV I	8.05	7.32
LLC equity interests of SLF JV I	1.01	0.92
Purchased equity	3.70	6.40
Equity grants	0.25	2.78
Limited partnership interests	0.45	1.43
Total	100.00%	100.00%

	September 30, 2018	September 30, 2017
Fair value:
Senior secured debt	75.40%	78.01%
Subordinated debt	10.97	6.06
Debt investments in SLF JV I	8.67	8.35
LLC equity interests of SLF JV I	—	0.36
Purchased equity	3.99	5.10
Equity grants	0.44	0.45
Limited partnership interests	0.53	1.67
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2018	September 30, 2017 (revised)	September 30, 2017 (as reported)
Cost (1):
Multi-sector holdings (2)	9.85%	9.87%	9.87%
Healthcare services	7.43	11.98	11.98
Data processing & outsourced services	5.45	4.11	4.42
Application software	5.34	13.04	2.93
Pharmaceuticals	4.30	3.46	3.46
Property & casualty insurance	4.13	—	—
Oil & gas equipment & services	3.53	1.57	1.57
Healthcare technology	3.19	—	—
Specialized finance	3.02	0.18	0.18
Healthcare equipment	2.98	5.67	5.67
Aerospace & defense	2.86	0.19	—
Specialty stores	2.73	3.33	3.33
Auto parts & equipment	2.65	1.21	1.21
Advertising	2.64	4.82	4.82
Electrical components & equipment	2.42	—	—
Oil & gas exploration & production	2.16	—	—
Research & consulting services	2.15	2.16	2.16
Technology distributors	2.14	—	—
Integrated telecommunication services	2.10	1.75	1.75
Airlines	2.03	3.28	3.28
Specialty chemicals	1.98	1.70	—
Construction & engineering	1.89	3.86	3.86
Industrial machinery	1.87	0.86	0.86
Managed healthcare	1.73	—	—
General merchandise stores	1.43	—	—
Oil & gas refining & marketing	1.40	—	—
Consumer electronics	1.38	1.32	1.32
Food retail	1.37	—	0.24

	September 30, 2018	September 30, 2017 (revised)	September 30, 2017 (as reported)
Healthcare distributors	1.22%	—	—
Movies & entertainment	1.21	—	—
Personal products	1.20	—	—
Diversified support services	1.20	0.96%	1.29%
Apparel, accessories & luxury goods	1.14	0.29	0.29
Systems software	0.99	1.47	—
Education services	0.86	2.85	2.85
Investment banking & brokerage	0.78	—	—
Biotechnology	0.74	—	—
Security & alarm services	0.69	0.75	0.75
Household appliances	0.49	—	—
Coal & consumable fuels	0.46	0.42	—
Trading companies & distributors	0.43	0.40	—
Environmental & facilities services	0.37	3.18	2.84
Commercial printing	0.36	0.34	0.34
Internet services & infrastructure	0.34	3.78	—
Leisure facilities	0.34	1.76	1.76
Thrifts & mortgage finance	0.33	0.41	—
Restaurants	0.19	0.28	0.28
Commodity chemicals	0.18	—	—
Hypermarkets & super centers	0.13	0.92	0.68
Human resource & employment services	0.10	—	—
IT consulting & other services	0.05	0.04	0.23
Department stores	0.04	—	—
Other diversified financial services	0.01	0.69	0.69
Air freight & logistics	—	1.85	—
Leisure products	—	—	—
Casinos & gaming	—	1.33	1.33
Home improvement retail	—	1.31	1.31
Distributors	—	0.85	0.85
Real estate services	—	0.74	0.74
Computer & electronics retail	—	0.67	0.36
Multi-utilities	—	0.35	0.35
Internet software & services	—	—	15.37
Air freight and logistics	—	—	1.85
Housewares & specialties	—	—	1.70
Precious metals & minerals	—	—	0.42
Thrift & mortgage finance	—	—	0.41
Trucking	—	—	0.40
Total	100.00%	100.00%	100.00%

	September 30, 2018	September 30, 2017 (revised)	September 30, 2017 (as reported)
Fair value (1):
Multi-sector holdings (2)	9.57%	10.67%	10.67%
Application software	6.47	14.68	3.50
Data processing & outsourced services	4.98	4.08	4.43
Pharmaceuticals	4.82	4.07	4.07
Property & casualty insurance	4.52	—	—
Healthcare services	4.50	6.09	6.09
Oil & gas equipment & services	4.01	1.84	1.84
Healthcare technology	3.50	0.00	—
Specialized finance	3.24	0.21	0.21
Aerospace & defense	3.11	0.22	—
Specialty stores	2.95	3.69	3.69
Auto parts & equipment	2.89	1.41	1.41
Electrical components & equipment	2.70	—	—
Research & consulting services	2.44	2.50	2.50
Oil & gas exploration & production	2.38	—	—
Technology distributors	2.32	—	—
Advertising	2.19	5.43	5.43
Airlines	2.18	3.86	3.86
Construction & engineering	2.14	3.26	3.26
Specialty chemicals	2.06	1.93	—
Industrial machinery	1.97	0.97	0.97
Integrated telecommunication services	1.90	2.03	2.03

	September 30, 2018	September 30, 2017 (revised)	September 30, 2017 (as reported)
Managed healthcare	1.88%	—	—
Consumer electronics	1.57	1.56%	1.56%
General merchandise stores	1.55	—	—
Oil & gas refining & marketing	1.52	—	—
Food retail	1.48	—	0.28
Personal products	1.31	—	—
Movies & entertainment	1.31	—	—
Healthcare distributors	1.30	—	—
Diversified support services	1.23	1.07	1.46
Systems software	1.08	1.68	—
Apparel, accessories & luxury goods	0.91	0.08	0.08
Investment banking & brokerage	0.86	—	—
Leisure products	0.81	0.38	0.38
Biotechnology	0.80	—	—
Security & alarm services	0.73	0.85	0.85
Healthcare equipment	0.66	4.73	4.73
Leisure facilities	0.55	2.11	2.11
Household appliances	0.53	—	—
Coal & consumable fuels	0.50	0.48	—
Trading companies & distributors	0.47	0.46	—
Environmental & facilities services	0.42	3.67	3.29
Commercial printing	0.40	0.39	0.39
Internet services & infrastructure	0.37	4.36	—
Thrifts & mortgage finance	0.32	0.40	—
Commodity chemicals	0.21	—	—
Restaurants	0.21	0.32	0.32
Hypermarkets & super centers	0.14	1.02	0.75
Human resource & employment services	0.11	—	—
Department stores	0.04	—	—
IT consulting & other services	0.03	0.03	0.25
Education services	(0.14)	2.48	2.48
Other diversified financial services	—	0.76	0.76
Air freight & logistics	—	0.12	—
Casinos & gaming	—	1.52	1.52
Home improvement retail	—	1.61	1.61
Distributors	—	0.96	0.96
Real estate services	—	0.84	0.84
Computer & electronics retail	—	0.77	0.42
Multi-utilities	—	0.41	0.41
Internet software & services	—	—	17.20
Housewares & specialties	—	—	1.93
Precious metals & minerals	—	—	0.48
Trucking	—	—	0.46
Thrift & mortgage finance	—	—	0.40
Air freight and logistics	—	—	0.12
Total	100.00%	100.00%	100.00%
___________________

(1)
As of September 30, 2018, certain industry classifications were modified primarily as a result of changes to industry information provided by a third party source. We disclosed both the revised and previously reported industry classifications as of September 30, 2017 above.

(2)	This industry includes our investment in SLF JV I.
Loans and Debt Securities on Non-Accrual Status
As of each of September 30, 2018 and September 30, 2017, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2018 and 2017 were as follows:

	September 30, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,298,999	85.46%	$1,318,531	93.03%	$1,344,535	86.46%	$1,357,794	95.29%
PIK non-accrual (1)	12,661	0.83	—	—	10,227	0.66	379	0.03
Cash non-accrual (2)	208,345	13.71	98,760	6.97	200,210	12.88	66,636	4.68
Total	$1,520,005	100.00%	$1,417,291	100.00%	$1,554,972	100.00%	$1,424,809	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional Class A mezzanine senior secured deferrable floating rate notes and Class B mezzanine senior secured deferrable fixed rate notes, or, collectively, the mezzanine notes, issued to us and Kemper by SLF Repack Issuer 2016 LLC, a wholly-owned subsidiary of SLF JV I. The mezzanine notes mature on October 12, 2036. As of September 30, 2018 and September 30, 2017, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding mezzanine notes.
SLF JV I's portfolio primarily consisted of senior secured loans to 40 and 32 portfolio companies as of September 30, 2018 and September 30, 2017, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
SLF JV I has entered into the Deutsche Bank I Facility, which permitted up to $200.0 million of borrowings as of each of September 30, 2018 and September 30, 2017. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. As of September 30, 2018, the reinvestment period of the Deutsche bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 28, 2026. As of September 30, 2018, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. There was $153.0 million and $71.5 million outstanding under the Deutsche Bank I Facility as of September 30, 2018 and September 30, 2017, respectively.
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
As of September 30, 2018 and September 30, 2017, SLF JV I had total assets of $314.2 million and $276.8 million, respectively. As of September 30, 2018, our investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively. As of September 30, 2017, our investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. In connection with the restructuring of our and Kemper’s investment in SLF JV I in December 2016, we and Kemper exchanged our holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016, LLC, a newly formed, wholly-owned, special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I Facility and, prior to its termination, the Deutsche Bank II Facility. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions we make to fund investments of SLF JV I through SLF Repack Issuer 2016, LLC.
As of each of September 30, 2018 and September 30, 2017, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2018 and September 30, 2017, we and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of each of September 30, 2018 and September 30, 2017, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Senior secured loans (1)	$297,053	$245,063
Weighted average interest rate on senior secured loans (2)	7.20%	7.70%
Number of borrowers in SLF JV I	40	32
Largest exposure to a single borrower (1)	$17,512	$18,374
Total of five largest loan exposures to borrowers (1)	$66,507	$82,728
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC	Industrial machinery	First Lien Term Loan B	8/18/2024	LIBOR+3% (1% floor)	5.24%	$9,088	$9,088	$9,134
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5%	7.02%	11,300	10,970	11,367
Air Newco LP	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75%	6.88%	10,000	9,975	10,100
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5%	7.84%	10,000	9,900	10,041
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1% floor)	6.14%	6,912	6,956	6,821
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4%	6.16%	7,500	7,313	7,457
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor)	6.99%	9,822	9,822	9,918
Asset International, Inc.	Research & consulting services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor)	6.89%	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3%	5.39%	9,975	9,951	10,049
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4%	6.17%	7,481	7,446	7,458
Chloe Ox Parent LLC	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor)	6.89%	9,950	9,860	9,987
Clearent Newco, LLC	Application software	First Lien Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.24%	6,894	6,800	6,796
		Delayed Draw Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.19%	337	310	309
		First Lien Revolver	3/20/2023	PRIME+3% (1% floor)	8.00%	852	837	836
Total Clearent Newco, LLC						8,083	7,947	7,941
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.25% (0.75% floor)	10.36%	17,512	17,399	17,512
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5%	9.74%	6,000	5,971	6,030
Everi Payments Inc.	Casinos & gaming	First Lien Term Loan B	5/9/2024	LIBOR+3% (1% floor)	5.24%	4,938	4,914	4,973
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/14/2021	LIBOR+6.75% (1% floor)	8.99%	4,330	4,300	4,330
Garretson Resolution Group, Inc. (5)	Diversified support services	First Lien Term Loan	5/22/2021	LIBOR+6.5% (1% floor)		5,797	5,772	1,159
Gigamon Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.5% (1% floor)	6.89%	7,940	7,869	8,000
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75%	6.09%	8,955	8,933	9,028
InMotion Entertainment Group, LLC (4)	Consumer electronics	First Lien Term Loan A	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,389	8,375
		First Lien Term Loan B	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC						16,750	16,695	16,750

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7% (1.00% floor) cash	9.39%	$1,855	$1,853	$1,854
		927 shares Common Stock					1,088	816
Total Keypath Education, Inc.						1,855	2,941	2,670
KIK Custom Products Inc.	Household products	First Lien Term Loan B	5/15/2023	LIBOR+4% (1% floor) cash	6.24%	8,000	7,965	7,975
McDermott Technology (Americas) Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.24%	9,950	9,760	10,097
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.40%	4,388	4,348	4,388
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5% (1% floor) cash	7.39%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.1% (1% floor) cash	7.49%	634	634	634
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,428	2,428	3,429
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	6,965	6,933	6,974
Novetta Solutions, LLC	Application software	First Lien Term Loan B	10/17/2022	LIBOR+5% (1% floor) cash	7.25%	6,055	6,012	5,881
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4% (1% floor) cash	6.39%	7,960	7,951	8,089
Refac Optical Group (4)	Specialty stores	First Lien Term Loan A	9/30/2018	LIBOR+8% cash	10.26%	2,573	2,476	2,573
Salient CRGT, Inc. (4)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1% floor) cash	7.99%	2,267	2,235	2,301
Scientific Games International, Inc.	Casinos & gaming	First Lien Term Loan B-5	8/14/2024	LIBOR+2.75% (1% floor) cash	5.03%	6,582	6,552	6,579
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.34%	8,507	8,484	8,082
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.5% cash	7.75%	5,000	4,925	5,019
TravelCLICK, Inc. (4)	Data Processing & outsourced services	Second Lien Term Loan	11/6/2021	LIBOR+7.75% (1% floor) cash	9.99%	2,871	2,871	2,871
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1% floor) cash	7.14%	2,019	2,011	2,026
Uber Technologies Inc.	Application software	First Lien Term Loan	4/4/2025	LIBOR+4% (1% floor) cash	6.12%	9,975	9,928	10,055
Uniti Group LP	Specialized REITs	First Lien Term Loan B	10/24/2022	LIBOR+3% (1% floor) cash	5.24%	6,467	6,225	6,198
Veritas US Inc.	Application software	First Lien Term Loan B-1	1/27/2023	LIBOR+4.5% (1% floor) cash	6.78%	6,965	6,915	6,801
Verra Mobility, Corp. (4)	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	5.99%	10,945	10,961	11,013
WP CPP Holdings, LLC	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% cash	10.15%	6,000	5,942	6,013
						$291,053	$291,216	$288,663

__________________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of September 30, 2018.

(5) This investment was on cash non-accrual status as of September 30, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
SLF JV I Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					$1,088	$1,412
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.08%	$6,982	7,040	6,976
Ameritox Ltd. (4)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.33%	5,759	5,638	668
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox, Ltd.						5,759	11,414	668
BeyondTrust Software, Inc. (4)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	8.33%	15,330	15,231	15,329
BJ's Wholesale Club, Inc. (4)	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	4.99%	4,988	4,993	4,793
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.49%	11,154	11,041	11,293
DFT Intermediate LLC (4)	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	6.74%	10,723	10,474	10,652
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	7.82%	4,524	4,541	4,546
Dodge Data & Analytics LLC (4)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.13%	9,339	9,372	8,744
DTZ U.S. Borrower, LLC (4)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	4.57%	6,964	6,998	6,990
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	9.05%	10,600	10,602	10,600
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	9.99%	18,374	18,182	18,557
Everi Payments Inc.(4)	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	5.74%	4,988	4,964	5,039
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.08%	4,610	4,578	4,610
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	7.83%	5,836	5,818	5,766
InMotion Entertainment Group, LLC (4)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,884	8,875
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,828	8,871
Total InMotion Entertainment Group, LLC						17,750	17,712	17,746
Keypath Education, Inc. (4)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	8.33%	2,040	2,040	2,039
		927 shares Common Stock					1,391	809
						2,040	3,431	2,848
Lift Brands, Inc. (4)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	8.83%	18,276	18,257	18,275
Metamorph US 3, LLC (4)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	6.74%	9,969	9,481	3,786
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.24%	4,330	4,281	4,330
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.49%	5,959	5,925	5,982
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	6.33%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	6.43%	1,094	1,094	1,094
		21.876 Class A Common Units					—	321
Total New IPT, Inc.						2,888	2,888	3,209

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.34%	$6,118	$6,066	$5,950
OmniSYS Acquisition Corporation (4)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	8.83%	10,896	10,900	10,833
Refac Optical Group (4)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.23%	4,623	4,605	4,623
Salient CRGT, Inc. (4)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	6.99%	2,457	2,412	2,440
Scientific Games International, Inc. (4)	Casinos & gaming	First Lien	8/14/2024	LIBOR+3.25% (1% floor)	4.58%	6,632	6,598	6,651
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.24%	8,594	8,566	8,487
TravelCLICK, Inc. (4)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	8.99%	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	6.08%	3,582	3,565	3,607
Valet Merger Sub, Inc. (4)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.24%	12,998	12,862	12,998
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	6.83%	2,653	2,636	2,633
						$245,063	$251,648	$235,526
 ___________________
(1) Represents the current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.
(3) Represents the current determination of fair value as of September 30, 2017 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of September 30, 2017.
(5) This investment is on cash non-accrual status as of September 30, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
Both the cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by us were $99.8 million and $101.0 million as of September 30, 2018 and September 30, 2017, respectively. We earned cash interest of $7.4 million and $5.2 million on our investments in these notes for the years ended September 30, 2018 and 2017, respectively. Both the cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by us were $29.5 million and $27.6 million as of September 30, 2018 and September 30, 2017, respectively. We earned interest of $3.8 million, of which $3.1 million was PIK interest, and $3.0 million, all of which was PIK interest, on our investments in these notes for the years ended September 30, 2018 and 2017, respectively. On June 28, 2018, the Class B mezzanine secured deferrable fixed rate notes of SLF JV I were amended to bear interest at a fixed cash rate of 10% per annum. Prior to such amendment, these notes bore interest at a fixed PIK rate of 15% per annum. Prior to their repayment, the subordinated notes of SLF JV I bore interest at a rate of LIBOR plus 8.0% per annum, and we earned interest income of $2.9 million and $12.0 million on our investments in these notes for the period from September 30, 2016 through their redemption in December 2016 and the year ended September 30, 2016, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by us was $16.2 million and $0.0 million, respectively, as of September 30, 2018, and $16.2 million and $5.5 million, respectively, as of September 30, 2017. We earned dividend income of $1.6 million, $1.1 million and $5.8 million for the years ended September 30, 2018, 2017 and 2016, respectively, with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of September 30, 2018 and September 30, 2017 and for the years ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2018: $297,158; cost September 30, 2017: $251,648)	$294,676	$235,526
Receivables from secured financing arrangements at fair value (cost September 30, 2018: $9,801; cost September 30, 2017: $9,783)	7,069	8,305
Cash and cash equivalents	3,226	24,389
Restricted cash	4,808	5,097
Other assets	4,418	3,485
Total assets	$314,197	$276,802

Senior credit facilities payable	$153,010	$113,053
Debt securities payable at fair value (proceeds September 30, 2018: $147,808; proceeds September 30, 2017: $147,052)	147,808	147,052
Other liabilities	13,331	10,383
Total liabilities	314,149	270,488
Members' equity	48	6,314
Total liabilities and members' equity	$314,197	$276,802

	Year ended September 30, 2018	Year ended September 30, 2017
Selected Statements of Operations Information:
Interest income	$20,574	$23,222
Other income	65	869
Total investment income	20,639	24,091
Interest expense	20,713	22,195
Other expenses	473	700
Total expenses (1)	21,186	22,895
Net unrealized appreciation (depreciation)	12,386	(22,789)
Net realized gain (loss)	(16,311)	13,350
Net loss	$(4,472)	$(8,243)
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
During the year ended September 30, 2018, we sold $8.0 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.0 million cash consideration. During the year ended September 30, 2017, we sold $10.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $10.5 million cash consideration. No gain or loss was recognized by us on these transactions.
Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments and secured borrowings is the difference between the proceeds received from dispositions of investments related assets and liabilities and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment related assets and liabilities carried at fair value during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of Years ended September 30, 2018 and September 30, 2017
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend and other income.
Total investment income for the years ended September 30, 2018 and September 30, 2017 was $138.7 million and $178.0 million, respectively. For the year ended September 30, 2018, this amount consisted of $124.3 million of interest income from portfolio investments (which included $5.8 million of PIK interest), $9.4 million of fee income and $5.0 million of dividend income. For the year ended September 30, 2017, this amount primarily consisted of $163.4 million of interest income from portfolio investments (which included $11.1 million of PIK interest), $10.5 million of fee income and $4.0 million of dividend income. The decrease of $39.2 million, or 22.1%, in our total investment income for the year ended September 30, 2018, as compared to the year ended September 30, 2017, was due primarily to a $39.1 million decrease in interest income, which was attributable to a decrease in both the size and yield of our investment portfolio, partially offset by increases in LIBOR, and a $1.1 million decrease in fee income, which was attributable to lower advisory fees earned, offset by a $1.0 million increase in dividend income, which was attributable to higher dividend income earned on our investment in SLF JV I and one of our portfolio companies during the year ended September 30, 2018.
Expenses
Net expenses (expenses net of fee waivers and insurance recoveries) for the years ended September 30, 2018 and September 30, 2017 were $78.7 million and $105.3 million, respectively. Net expenses decreased for the year ended September 30, 2018, as compared to the year ended September 30, 2017, by $26.6 million, or 25.3%, due primarily to a $10.0 million decrease in base management fees and Part I incentive fees (net of fee waivers), which was attributable to a reduction in the size of our portfolio and lower pre-incentive fee net investment income, a $14.2 million decrease in interest expense, which was attributable to lower levels of outstanding debt, and a $2.9 million decrease in general and administrative expenses, partially offset by a $1.2 million increase in professional fees (net of insurance recoveries).
Net Investment Income
As a result of the $39.2 million decrease in total investment income and the $26.6 million decrease in net expenses, net investment income for the year ended September 30, 2018 decreased by $12.6 million, or 17.4%, compared to the year ended September 30, 2017.
Realized Gain (Loss)
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of investments, secured borrowings and foreign currency and the cost basis without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the year ended September 30, 2018, we recorded an aggregate net realized loss of $115.1 million primarily in connection with the exit of our investments in Ameritox Ltd., TransTrade Operators and Traffic Solutions Holdings, Inc. During the year ended September 30, 2017, we recorded an aggregate net realized loss of $171.8 million primarily in connection with the restructuring or disposition of investments in five portfolio companies previously on non-accrual status as well as the restructuring of SLF JV I.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2018 and 2017.
Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the year ended September 30, 2018 and September 30, 2017, we recorded net unrealized appreciation (depreciation) of $102.6 million and $(97.8) million, respectively. For the year ended September 30, 2018, this consisted of $127.4 million of net reclassifications to realized losses (resulting in unrealized appreciation), $2.4 million of net unrealized depreciation on secured borrowings and $2.2 million of net unrealized appreciation on equity investments, offset by $29.4 million of net unrealized depreciation on debt investments. For the year ended September 30, 2017, this consisted of $163.4 million of net unrealized depreciation on debt investments, $93.1 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized appreciation on secured borrowings, offset by $159.0 million of net reclassifications to realized losses (resulting in unrealized appreciation).
Comparison of Years ended September 30, 2017 and September 30, 2016
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend and other income.
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

Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through (i) equity offerings in public or private offerings, which offerings will depend on future market conditions, funding needs and other factors, and (ii) additional debt capital (to the extent permissible under the Investment Company Act). In the future, we may also securitize a portion of our investments. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. We cannot assure you, however, that our efforts to grow our portfolio will be successful. For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per share. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. We generally expect to target a debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding). On March 23, 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. Our Board of Directors has not taken any action to reduce the asset coverage requirements applicable to us.
For the year ended September 30, 2018, we experienced a net decrease in cash and cash equivalents of $39.6 million. During that period, we received $60.3 million of net cash from operating activities, primarily from $1,106.8 million of principal payments and sale proceeds received and the cash activities related to $60.0 million of net investment income, partially offset by funding $1,059.6 million of investments and net revolvers. During the same period, net cash used in financing activities was $99.9 million, primarily consisting of $15.0 million of net repayments under our credit facilities, $21.2 million of repurchases of unsecured notes, $1.2 million of repayments of secured borrowings, $55.0 million of cash distributions paid to our stockholders, $6.2 million of payments of deferred financing costs and $1.4 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
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
For the year ended September 30, 2016, we experienced a net decrease in cash and cash equivalents of $20.5 million. During that period, we received $164.8 million of net cash from operating activities, primarily from $818.2 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $106.7 million of net investment income, partially offset by funding $735.5 million of investments and net revolvers. During the same period, net cash used by financing activities was $185.2 million, primarily consisting of $100.3 million of cash distributions paid to our stockholders, $37.6 million of repurchases of common stock under stock repurchase program, $11.7 million of repayments of SBA debentures payable, $6.4 million of repurchases of common stock under our DRIP and $2.9 million of repayments of secured borrowings, partially offset by $89.0 million of net borrowings under our credit facilities (including borrowings to repay the $115.0 million convertible notes redeemed at maturity on April 1, 2016).
As of September 30, 2018, we had $13.5 million in cash and cash equivalents (including $0.1 million of restricted cash), portfolio investments (at fair value) of $1.5 billion, $10.3 million of interest, dividends and fees receivable, $10.5 million of net payables from unsettled transactions, $241.0 million of borrowings outstanding under our credit facilities, $386.5 million of unsecured notes payable (net of unamortized financing costs), $9.7 million of secured borrowings (at fair value) and unfunded commitments of $52.7 million.
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
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	0.7 million
August 7, 2017	December 15, 2017	December 29, 2017	0.125	17.3 million	58,456	0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
 ______________

(1)	Shares were purchased on the open market and distributed.
On November 30, 2015, our Board of Directors approved a $100 million common stock repurchase program through November 30, 2016. For the fiscal year ended September 30, 2016, we repurchased 7,004,139 shares at the weighted average price of $5.34 per share, resulting in $37.6 million of cash paid under the stock repurchase program.
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
We did not repurchase shares of our common stock during the year ended September 30, 2018.
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
For the years ended September 30, 2017 and 2016, we recorded aggregate interest expense of $9.3 million and $9.5 million, respectively, related to the SBA-guaranteed debentures of both FSMP IV and FSMP V.

ING Facility
On November 30, 2017, we entered into the ING Facility, pursuant to a Senior Secured Revolving Credit Agreement, as amended, or the ING Credit Agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. As of September 30, 2018, the ING Facility permits up to $600 million of borrowings and includes an “accordion” feature that permits us, under certain circumstances, to increase the size of the ING Facility up to $800 million. Borrowings under the ING Credit Agreement bear interest at a rate equal to, at our election, either (a) LIBOR (1-, 2-, 3- or 6-month, at our option) plus a margin of 2.25%, 2.50% or 2.75% per annum depending on our senior debt coverage ratio as calculated under the ING Credit Agreement, with no LIBOR floor or (b) an alternate base rate plus a margin of 1.25%, 1.50% or 1.75% per annum depending on our senior debt coverage ratio as calculated under the ING Credit Agreement. The period during which we may make drawings under the ING Facility expires on November 29, 2020, or the Revolving Termination Date, and the final maturity date of the ING Facility will occur one year following the Revolving Termination Date.
Each loan or letter of credit originated under the ING Facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING Facility at any particular time or at all.
The following table describes significant financial covenants, as of September 30, 2018, with which we must comply under the ING Facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2018 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$838 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	2.38:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	2.46:1
Minimum net worth	Net worth shall not be less than $650 million	$650 million	$835 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the three months ended June 30, 2018. We were in compliance with all financial covenants under the ING Facility based on the financial information contained in this Annual Report on Form 10-K.
From May 27, 2010 through November 30, 2017, we were party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, as amended, or the Prior ING Facility. In connection with the entry into the ING Credit Agreement, we repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018.
As of September 30, 2018, we had $241.0 million of borrowings outstanding under the ING Facility, which had a fair value of $241.0 million. Our borrowings under the ING Facility bore interest at a weighted average interest rate of 4.254% for the period from November 30, 2017 to September 30, 2018. As of September 30, 2017, we had $226.5 million of borrowings outstanding under the Prior ING Facility. Our borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705%, 3.191% and 2.781% for the period from October 1, 2017 to November 30, 2017 and the years ended September 30, 2017 and 2016, respectively.
For the year ended September 30, 2018, we recorded interest expense of $11.6 million, in the aggregate, related to the Prior ING Facility and the ING Facility. For the years ended September 30, 2017 and 2016, we recorded interest expense of $13.6 million and $15.1 million, respectively, related to the Prior ING Facility.
Sumitomo Facility
On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary entered into a credit facility, as amended, or the Sumitomo Facility, with SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto. Prior to its termination on November 24, 2017, the Sumitomo Facility permitted up to $125 million of borrowings (subject to collateral requirements) and borrowings under the Sumitomo Facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo Facility were greater than 35% of the aggregate available borrowings under the Sumitomo Facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility were less than or equal to 35% of the aggregate available borrowings under the Sumitomo Facility. On November 24, 2017, all outstanding borrowings under the Sumitomo Facility were repaid, following which the Sumitomo Facility was terminated. Obligations under the Sumitomo Facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the Prior ING Facility was repaid, refinanced or terminated.

Our borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501%, 3.108% and 2.432% for the period from October 1, 2017 through termination on November 24, 2017, and the years ended September 30, 2017 and September 2016, respectively. For the year ended September 30, 2018, we recorded interest expense of $0.7 million, including $0.5 million of debt issuance that were expensed related to the Sumitomo Facility. For the years ended September 30, 2017 and 2016, we recorded interest expense of $2.4 million and $1.9 million, respectively, related to the Sumitomo Facility.
2019 Notes
For the years ended September 30, 2018, 2017 and 2016, we recorded interest expense of $12.6 million, $13.3 million and $13.3 million, respectively, related to the 2019 Notes. During the year ended September 30, 2018, we repurchased and subsequently canceled $21.2 million of the 2019 Notes. We recognized a loss of $0.1 million in connection with such transaction. We did not repurchase any 2019 Notes during the years ended September 30, 2017 and 2016.
As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively. As of September 30, 2017, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $248.4 million and $250.6 million, respectively.
2024 Notes
For each the years ended September 30, 2018, 2017 and 2016, we recorded interest expense of $4.6 million, respectively, related to the 2024 Notes. During the years ended September 30, 2018, 2017 and 2016, we did not repurchase any of the 2024 Notes in the open market.
As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively. As of September 30, 2017, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.5 million and $76.0 million, respectively. As of September 30, 2018, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For each of the years ended September 30, 2018, 2017 and 2016, we recorded interest expense of $5.5 million, respectively, related to the 2028 Notes. During the years ended September 30, 2018, 2017 and 2016, we did not repurchase any of the 2028 Notes in the open market.
As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively. As of September 30, 2017, there were $84.2 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.2 million and $87.5 million, respectively. As of September 30, 2018, the 2028 Notes were listed on the Nasdaq Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
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
As of September 30, 2018, there were $12.3 million of secured borrowings outstanding. As of September 30, 2018, secured borrowings at fair value totaled $9.7 million and the fair value of the loan that is associated with these secured borrowings was $34.3 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the years ended September 30, 2018, 2017 and 2016, there were $1.2 million, $5.4 million and $2.9 million of net repayments on secured borrowings, respectively.
For the years ended September 30, 2018, 2017 and 2016, the secured borrowings bore interest at a weighted average interest rate of 5.34%, 8.08% and 7.26%, respectively. For the years ended September 30, 2018, 2017 and 2016, we recorded interest expense of $0.7 million, $1.2 million and $1.5 million, respectively, related to the secured borrowings.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2018, our only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. As of September 30, 2017, our only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of September 30, 2018 and September 30, 2017 is shown in the table below:

	September 30, 2018	September 30, 2017
P2 Upstream Acquisition Co.	$10,000	$10,000
InMotion Entertainment Group, LLC	7,534	7,544
EOS Fitness Opco Holdings, LLC	5,000	5,000
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	4,656	2,760
Dominion Diagnostics, LLC	4,180	4,180
TerSera Therapeutics, LLC	3,281	—
Keypath Education, Inc.	3,000	3,000
PLATO Learning Inc. (1)	2,671	2,664
Datto Inc.	2,356	—
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Senior Loan Fund JV 1, LLC	1,328	1,328
Thing5, LLC (1)(2)	1,298	3,000
iCIMs, Inc.	882	—
Access CIG LLC	765	—
Ministry Brands, LLC	700	1,708
Cenegenics, LLC (1)(2)	297	297
GKD Index Partners LLC	289	—
Refac Optical Group	—	2,080
TransTrade Operators, Inc.	—	1,052
Valet Merger Sub, Inc.	—	9,326
Sterling Capital Partners IV, L.P. (limited partnership interest)	—	490
ACON Equity Partners III, LP (limited partnership interest)	—	239
Lift Brands Holdings, Inc.	—	15,000
Edge Fitness, LLC	—	8,353
Impact Sales, LLC	—	3,234
WeddingWire, Inc.	—	3,000
Motion Recruitment Partners LLC	—	2,900
Traffic Solutions Holdings, Inc.	—	2,998
OmniSYS Acquisition Corporation	—	2,500
SPC Partners VI, L.P. (limited partnership interest)	—	2,000
Metamorph US 3, LLC	—	1,470
Riverside Fund V, LP (limited partnership interest)	—	539
Webster Capital III, L.P. (limited partnership)	—	736
Tailwind Capital Partners II, L.P. (limited partnership interest)	—	391
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	—	472
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	—	365
Riverside Fund IV, LP (limited partnership interest)	—	254
Bunker Hill Capital II (QP), LP (limited partnership interest)	—	183
SPC Partners V, L.P. (limited partnership interest)	—	159
Riverlake Equity Partners II, LP (limited partnership interest)	—	129
Milestone Partners IV, LP (limited partnership interest)	—	180
BeyondTrust Software, Inc.	—	5,995
Systems, Inc.	—	3,030
Ping Identity Corporation	—	2,500
Sailpoint Technologies, Inc.	—	1,500
Garretson Firm Resolution Group, Inc.	—	508
RCP Direct II, LP (limited partnership interest)	—	364
RCP Direct, LP (limited partnership interest)	—	184
Total	$52,698	$118,073
 ___________
(1) This investment was on cash or PIK non-accrual status as of September 30, 2018.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of September 30, 2018.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the ING Facility, the Sumitomo Facility, the 2019 Notes, the 2024 Notes, the 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2017	Debt Outstanding as of September 30, 2018	Weighted average debt outstanding for the year ended September 30, 2018	Maximum debt outstanding for the year ended September 30, 2018
ING Facility (1)	$226,495	$241,000	$192,894	$316,000
Sumitomo Facility	29,500	—	4,445	29,500
2019 Notes	250,000	228,825	236,831	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	13,489	12,314	13,133	13,489
Total debt	$680,734	$643,389	$608,553
 ___________
(1) Includes the Prior ING Facility for periods prior to November 30, 2017.

The following table reflects our contractual obligations arising from the ING Facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of September 30, 2018
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Facility	$241,000	$—	$—	$241,000	$—
Interest due on ING Facility	33,870	10,694	21,389	1,787	—
Secured borrowings	12,314	—	12,314	—	—
Interest due on secured borrowings	2,855	1,405	1,450	—	—
2019 Notes	228,825	228,825	—	—	—
Interest due on 2019 Notes	4,645	4,645	—	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	26,824	4,406	8,813	8,813	4,792
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	50,657	5,283	10,566	10,566	24,242
Total	$762,240	$255,258	$54,532	$262,166	$190,284
Regulated Investment Company Status and Distributions
We have qualified and elected to be treated as a RIC under Subchapter M of the Code for tax purposes. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income (determined without regard to any deduction for dividends paid) or realized net capital gains, to the extent that such taxable income or gains is distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a Business Development Company under the Investment Company Act and due to provisions in our credit facilities and debt instruments. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2018, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2018	82.1%	—
We have adopted a DRIP that provides for the reinvestment of any distributions that we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors declares a cash distribution, then our stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving a cash distribution. If our shares are trading at a premium to net asset value, we typically issue new shares to implement the DRIP, with such shares issued at the greater of the most recently computed net asset value per share of our common stock or 95% of the current market value per share of our common stock on the payment date for such distribution. If our shares are trading at a discount to net asset value, we typically purchase shares in the open market in connection with our obligations under the DRIP.
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Advisers Act that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions – Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, and our administrator was our Former Administrator, a wholly-owned subsidiary of our Former Adviser. Messrs. Bernard D. Berman, Patrick J. Dalton, Ivelin M. Dimitrov, Alexander C. Frank, Todd G. Owens and Sandeep K. Khorana, each an interested member of our Board of Directors for all or a portion of our fiscal year ended September 30, 2017 and prior to October 17, 2017, had a direct or indirect pecuniary interest in our Former Adviser. See “Note 11. Related Party Transactions – Former Investment Advisory Agreements” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.

Recent Developments
Distribution Declaration
On November 19, 2018, our Board of Directors declared a quarterly distribution of $0.095 per share, payable on December 28, 2018 to stockholders of record on December 17, 2018.
Recently Issued Accounting Standards
See “Note 2. Significant Accounting Policies” in the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors, with the assistance of the Audit Committee and the Adviser. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
Interest Rate Risk
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
As of September 30, 2018, 83.2% of our debt investment portfolio (at fair value) and 81.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2018 and September 30, 2017 was as follows:

	September 30, 2018		September 30, 2017
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$282,999	23.99%	$201,365	16.91%
1% to under 2%	896,574	76.01	989,575	83.09
2% to under 3%	—	—	—	—
3% and over	—	—	—	—
Total	$1,179,573	100.00%	$1,190,940	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Interest income	Interest expense	Net increase (decrease)
300	$32,938	$(7,200)	$25,738
200	21,960	(4,800)	17,160
100	10,981	(2,400)	8,581

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(10,975)	$2,400	$(8,575)
200 (1)	(16,008)	4,800	(11,208)
 __________
(1) The effect of a 200 basis point decrease or greater is limited by interest rate floors on certain investments.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2018 and September 30, 2017:

	September 30, 2018		September 30, 2017
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$9,108	$—	$59,913	$—
Prime rate	1,011	—	1,061	—
LIBOR
30 day	609,755	241,000	42,165	255,993
60 day	55,949	—	—	—
90 day	606,856	12,314	1,254,246	13,491
180 day	15,000	—	—	—
Fixed rate	296,031	390,075	290,427	411,250
Total	$1,593,710	$643,389	$1,647,812	$680,734

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Specialty Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Oaktree Specialty Lending Corporation (the Company), including the consolidated schedule of investments, as of September 30, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018, and the results of its operations, changes in its net assets, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018, by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Los Angeles, CA
November 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Specialty Lending Corporation

Opinion on Internal Control over Financial Reporting

We have audited Oaktree Specialty Lending Corporation’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Specialty Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company, including the consolidated schedule of investments, as of September 30, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes and our report dated November 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
November 28, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oaktree Specialty Lending Corporation

In our opinion, the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2017 and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2017 present fairly, in all material respects, the financial position of Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp.) and its subsidiaries as of September 30, 2017, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2017 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities as of September 30, 2017 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where confirmation had not been received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
November 29, 2017

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2018	September 30, 2017
ASSETS
Investments at fair value:
Control investments (cost September 30, 2018: $213,470; cost September 30, 2017: $444,826)	$196,874	$305,271
Affiliate investments (cost September 30, 2018: $1,080; cost September 30, 2017: $33,743)	2,161	36,983
Non-control/Non-affiliate investments (cost September 30, 2018: $1,392,383; cost September 30, 2017: $1,279,096)	1,292,166	1,199,501
Total investments at fair value (cost September 30, 2018: $1,606,933; cost September 30, 2017: $1,757,665)	1,491,201	1,541,755
Cash and cash equivalents	13,380	53,018
Restricted cash	109	6,895
Interest, dividends and fees receivable	10,272	6,892
Due from portfolio companies	1,357	5,670
Receivables from unsettled transactions	26,760	—
Deferred financing costs	5,209	1,304
Derivative asset at fair value	162	—
Other assets	3,008	514
Total assets	$1,551,458	$1,616,048
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,581	$2,417
Base management fee and Part I incentive fee payable	8,223	6,750
Due to affiliate	3,274	1,815
Interest payable	3,365	3,167
Amounts payable to syndication partners	109	1
Director fees payable	—	184
Payables from unsettled transactions	37,236	58,691
Deferred tax liability	422	—
Credit facilities payable	241,000	255,995
Unsecured notes payable (net of $3,483 and $4,737 of unamortized financing costs as of September 30, 2018 and September 30, 2017, respectively)	386,485	406,115
Secured borrowings at fair value (proceeds September 30, 2018: $12,314; proceeds September 30, 2017: $13,489)	9,728	13,256
Total liabilities	693,423	748,391
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 140,961 shares issued and outstanding as of September 30, 2018 and September 30, 2017	1,409	1,409
Additional paid-in-capital	1,492,739	1,579,278
Accumulated overdistributed earnings	(636,113)	(713,030)
Total net assets (equivalent to $6.09 and $6.16 per common share as of September 30, 2018 and September 30, 2017, respectively) (Note 12)	858,035	867,657
Total liabilities and net assets	$1,551,458	$1,616,048
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Interest income:
Control investments	$12,698	$14,230	$17,122
Affiliate investments	2,027	3,939	4,110
Non-control/Non-affiliate investments	103,223	133,344	175,584
Interest on cash and cash equivalents	563	810	380
Total interest income	118,511	152,323	197,196
PIK interest income:
Control investments	3,446	6,631	4,987
Affiliate investments	416	788	822
Non-control/Non-affiliate investments	1,907	3,674	8,219
Total PIK interest income	5,769	11,093	14,028
Fee income:
Control investments	951	1,244	2,715
Affiliate investments	48	753	320
Non-control/Non-affiliate investments	8,433	8,510	19,643
Total fee income	9,432	10,507	22,678
Dividend and other income:
Control investments	5,010	3,954	9,175
Non-control/Non-affiliate investments	—	87	4,795
Total dividend and other income	5,010	4,041	13,970
Total investment income	138,722	177,964	247,872
Expenses:
Base management fee	22,652	31,369	41,483
Part I incentive fee	10,485	10,713	22,091
Professional fees	5,696	5,703	15,232
Directors fees	650	872	966
Interest expense	35,728	49,935	54,621
Administrator expense	1,687	2,217	1,891
General and administrative expenses	3,120	5,999	5,128
Loss on legal settlements	—	3	19,500
Total expenses	80,018	106,811	160,912
Fees waived	(1,342)	(240)	(338)
Insurance recoveries	—	(1,259)	(19,429)
Net expenses	78,676	105,312	141,145
Net investment income	60,046	72,652	106,727
Unrealized appreciation (depreciation) on investments and foreign currency:
Control investments	115,906	(71,329)	(53,599)
Affiliate investments	(2,159)	(1,574)	845
Non-control/Non-affiliate investments	(13,657)	(24,640)	4,830
Foreign currency forward contracts	162	—	—
Net unrealized appreciation (depreciation) on investments and foreign currency	100,252	(97,543)	(47,924)
Net unrealized (appreciation) depreciation on secured borrowings	2,353	(296)	(76)
Realized gain (loss) on investments, secured borrowings and foreign currency:
Control investments	(122,801)	(59,722)	(9,318)
Affiliate investments	2,048	—	3
Non-control/Non-affiliate investments	6,042	(112,060)	(115,968)
Foreign currency forward contracts	(436)	—	—
Net realized loss on investments, secured borrowings and foreign currency	(115,147)	(171,782)	(125,283)
Redemption premium on unsecured notes payable	(120)	—	—
Provision for income taxes	(622)	—	—
Net increase (decrease) in net assets resulting from operations	$46,762	$(196,969)	$(66,556)
Net investment income per common share — basic	$0.43	$0.51	$0.72
Earnings (loss) per common share — basic	$0.33	$(1.39)	$(0.45)
Weighted average common shares outstanding — basic	140,961	141,438	147,422
Net investment income per common share — diluted	$0.43	$0.51	$0.71
Earnings (loss) per common share — diluted (Note 5)	$0.33	$(1.39)	$(0.45)
Weighted average common shares outstanding — diluted	140,961	141,438	151,339

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Operations:
Net investment income	$60,046	$72,652	$106,727
Net unrealized appreciation (depreciation) on investments and foreign currency	100,252	(97,543)	(47,924)
Net unrealized (appreciation) depreciation on secured borrowings	2,353	(296)	(76)
Net realized loss on investments, secured borrowings and foreign currency	(115,147)	(171,782)	(125,283)
Redemption premium on unsecured notes payable	(120)	—	—
Provision for income taxes	(622)	—	—
Net increase (decrease) in net assets resulting from operations	46,762	(196,969)	(66,556)
Stockholder transactions:
Contributions from stockholders	—	287	—
Distributions to stockholders	(38,699)	(65,449)	(99,419)
Tax return of capital	(17,685)	—	(7,239)
Net decrease in net assets from stockholder transactions	(56,384)	(65,162)	(106,658)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,411	2,924	6,398
Repurchases of common stock under stock repurchase program	—	(12,500)	(37,592)
Repurchases of common stock under dividend reinvestment program	(1,411)	(2,924)	(6,398)
Net decrease in net assets from capital share transactions	—	(12,500)	(37,592)
Total decrease in net assets	(9,622)	(274,631)	(210,806)
Net assets at beginning of period	867,657	1,142,288	1,353,094
Net assets at end of period	$858,035	$867,657	$1,142,288
Net asset value per common share	$6.09	$6.16	$7.97
Common shares outstanding at end of period	140,961	140,961	143,259
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Operating activities:
Net increase (decrease) in net assets resulting from operations	$46,762	$(196,969)	$(66,556)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments	(100,252)	97,543	47,924
Net unrealized appreciation (depreciation) on secured borrowings	(2,353)	296	76
Net realized losses on investments and secured borrowings	115,147	171,782	125,283
Redemption premium on unsecured notes payable	120	—	—
PIK interest income, net of PIK interest income collected	(4,380)	(6,786)	(11,952)
Non-cash fee income	—	(186)	(1,793)
Accretion of original issue discount on investments	(7,331)	(11,474)	(4,248)
Accretion of original issue discount on unsecured notes payable	266	266	266
Amortization of deferred financing costs	3,443	6,082	4,975
Deferred taxes	422	—	—
Purchases of investments and net revolver activity	(1,059,603)	(568,270)	(735,544)
Principal payments received on investments (scheduled payments)	51,679	29,447	30,321
Principal payments received on investments (payoffs)	751,285	818,959	543,950
Proceeds from the sale of investments	303,862	92,721	241,902
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	6,786	5,544	(7,332)
(Increase) decrease in interest, dividends and fees receivable	(3,380)	8,676	1,280
(Increase) decrease in due from portfolio companies	4,313	(1,593)	(1,436)
(Increase) decrease in receivables from unsettled transactions	(26,760)	5,346	(178)
(Increase) decrease in insurance recoveries receivable	—	19,729	(19,729)
(Increase) in other assets	(2,494)	(36)	(347)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,164	(116)	(2,413)
Increase (decrease) in base management fee and Part I incentive fee payable	1,473	(9,208)	(573)
Increase (decrease) in due to affiliate	1,459	(389)	(761)
Increase (decrease) in interest payable	198	(745)	(388)
Increase (decrease) in payables from unsettled transactions	(21,455)	52,457	2,586
Increase (decrease) in director fees payable	(184)	(382)	506
Increase (decrease) in legal settlements payable	—	(19,500)	19,500
Increase (decrease) in amounts payable to syndication partners	108	(753)	(562)
Net cash provided by operating activities	60,295	492,441	164,757
Financing activities:
Contributions received in cash	—	287	—
Distributions paid in cash	(54,973)	(62,525)	(100,260)
Repayments of borrowings under SBA debentures	—	(213,300)	(11,700)
Borrowings under credit facilities	434,000	219,082	695,000
Repayments of borrowings under credit facilities	(448,995)	(479,382)	(606,000)
Repurchase of unsecured notes	(21,188)	—	—
Repayments of secured borrowings	(1,191)	(5,440)	(2,858)
Repayments of unsecured convertible notes	—	—	(115,000)
Repurchases of common stock under stock repurchase program	—	(12,500)	(37,592)
Repurchases of common stock under dividend reinvestment plan	(1,411)	(2,924)	(6,398)
Deferred financing costs paid	(6,175)	(644)	(403)
Net cash used in financing activities	(99,933)	(557,346)	(185,211)
Net decrease in cash and cash equivalents	(39,638)	(64,905)	(20,454)
Cash and cash equivalents, beginning of period	53,018	117,923	138,377
Cash and cash equivalents, end of period	$13,380	$53,018	$117,923
Supplemental information:
Cash paid for interest	$31,821	$44,332	$49,768
Non-cash operating activities:
Purchases of investments from restructurings	$—	$(165,759)	$(78,834)
Proceeds from investment restructurings	$—	$165,759	$78,834
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,411	$2,924	$6,398
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
First Star Speir Aviation Limited (16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020 (11)			$32,510	$24,102	$32,510
100% equity interest (6)(11)				8,500	—
				32,602	32,510
Keypath Education, Inc. (25)		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	9.39%		18,146	18,146	18,146
First Lien Revolver, LIBOR+7.75% (1% floor) cash due 4/3/2022 (13)				—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,984
				28,794	26,130
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.39%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	7.49%		1,453	1,453	1,453
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.39%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,291
				6,569	8,860
Senior Loan Fund JV I, LLC (17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (11)(13)	8.33%		99,813	99,813	99,813
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC (11)			29,520	29,520	29,520
87.5% LLC equity interest (6)(11)(24)				16,172	41
				145,505	129,374
Total Control Investments (22.9% of net assets)				$213,470	$196,874

Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%				$1,080	$2,161
				1,080	2,161
Total Affiliate Investments (0.3% of net assets)				$1,080	$2,161

Non-Control/Non-Affiliate Investments (7)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	8.24%		5,922	$5,873	$5,922
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)				(17)	—
				5,856	5,922
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan LIBOR+5% cash 1.5% PIK due 1/13/2022 (13)(21)	7.35%		23,832	22,958	23,058
				22,958	23,058
Access CIG LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)(21)	9.99%		14,235	14,118	14,316
Second Lien Delayed Draw Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)(21)				—	4
				14,118	14,320
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—
				5,165	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 11/30/2018 (13)(22)			25,267	22,596	—
				22,596	—
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
AdVenture Interactive, Corp. (25)		Advertising
9,073 shares of common stock				$13,611	$6,557
				13,611	6,557
AI Ladder (Luxembourg) Subco S.a.r.l		Electrical components & equipment
First Lien Term Loan B, LIBOR+4.5% cash due 7/9/2025 (11)(13)(21)	7.02%		$40,000	38,831	40,238
				38,831	40,238
AI Sirona (Luxembourg) Acquisition S.a.r.l		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% (0% Floor) cash due 7/10/2026 (11)(13)(21)	7.25%		€17,500	20,035	20,225
				20,035	20,225
AirStrip Technologies, Inc.		Application software
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025 (13)(21)	6.74%		$7,980	7,905	7,943
				7,905	7,943
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond 10% cash due 8/15/2023 (11)(21)			15,000	14,539	15,450
Fixed Rate Bond 8% cash due 2/15/2023 (11)(21)			16,000	15,898	16,480
				30,437	31,930
Allen Media, LLC		Movies & entertainment
First Lien Term Loan B, LIBOR+6.5% (1% floor) cash due 8/30/2023 (13)	8.81%		20,000	19,503	19,475
				19,503	19,475
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)(21)	6.14%		9,853	9,904	9,724
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/28/2023 (13)(21)	10.79%		1,149	1,167	1,142
				11,071	10,866
Altice France S.A.		Integrated telecommunication services
Fixed Rate Bond 8.125% cash due 1/15/2024 (11)(21)			3,000	3,054	3,056
Fixed Rate Bond 7.625% cash due 2/15/2025 (11)(21)			2,000	2,014	1,808
				5,068	4,864
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	9.39%		9,585	9,433	9,528
				9,433	9,528
Aretec Group, Inc.		Investment banking & brokerage
Second Lien Exit Term Loan, PRIME+2% cash due 5/23/2021 (13)(21)	7.25%		12,679	12,539	12,759
				12,539	12,759
Asset International, Inc.		Research & consulting services
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/29/2025 (13)	11.64%		15,000	14,691	14,836
				14,691	14,836
Asurion, LLC		Property & casualty insurance
First Lien Term Loan B2, LIBOR+6.5% (1% floor) cash due 8/4/2025 (13)(21)	8.74%		22,000	21,946	22,653
				21,946	22,653

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Avantor Inc.		Commodity chemicals
Fixed Rate Bond 9% cash due 10/1/2025 (21)			$3,000	$2,972	$3,100
				2,972	3,100
Belk Inc.		Department stores
First Lien Term Loan B, LIBOR+4.75% (1% Floor) cash due 12/12/2022 (13)(21)	6.88%		662	573	581
				573	581
BeyondTrust Holdings LLC		Application software
3.01% Class A membership interests				4,500	15,831
				4,500	15,831
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% Floor) cash due 6/15/2026 (13)(21)	9.38%		26,250	25,978	26,545
				25,978	26,545
Blueline Rental Finance Corp		Industrial machinery
Fixed Rate Bond 9.25% cash due 3/15/2024 (21)			5,000	5,342	5,259
				5,342	5,259
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)(21)	8.39%		3,154	3,129	3,076
				3,129	3,076
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (22)			29,134	27,738	8,464
First Lien Revolver, 15% cash due 9/30/2019 (22)			2,203	2,203	429
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,839	8,893
CITGO Holdings Inc.		Oil & gas refining & marketing
Fixed Rate Bond 10.75% cash due 2/15/2020 (21)			21,300	22,494	22,685
				22,494	22,685
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,848
				2,000	2,848
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	442
				105	442
Covia Holdings Corporation		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% Floor) cash due 6/1/2025 (11)(13)(21)	6.14%		7,980	7,980	7,568
				7,980	7,568
DAE Aviation Holdings		Aerospace & defense
Fixed Rate Bond 10% cash due 7/15/2023 (21)			1,500	1,616	1,622
				1,616	1,622
Datto Inc.		Technology distributors
First Lien Term Loan, LIBOR+8% (1% floor) cash due 12/7/2022 (13)	10.15%		35,000	34,414	34,622
First Lien Revolver, LIBOR+8% (1% floor) cash due 12/7/2022 (10)(13)	10.15%			(39)	(25)
				34,375	34,597
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC		Data processing & outsourced services
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				$500	$258
				500	258
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/18/2019 (22)			$20,052	15,589	1,043
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	7.34%		46,435	34,964	40,538
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (10)(13)				—	(531)
				50,553	41,050
Eagleview Technology Corporation		Application software
Second Lien Term Loan, LIBOR+7.5% (1% Floor) cash due 8/14/2026 (13)	9.63%		12,000	11,880	12,240
				11,880	12,240
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8% (1% Floor) cash due 9/28/2020 (13)	10.30%		22,500	22,052	22,050
				22,052	22,050
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (13)	10.36%		3,502	3,502	3,502
First Lien Revolver, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (13)				—	—
487.5 Class A Preferred Units, 12%				488	760
12,500 Class B Common Units				13	872
				4,003	5,134
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% cash due 5/1/2026 (13)(21)	9.74%		20,000	19,904	20,100
				19,904	20,100
ExamSoft Worldwide, Inc.		Application software
180,707 Class C Units in ExamSoft Investor LLC				181	—
				181	—
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020 (13)(22)			711	711	142
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	—
50,000 Common Units in GRG Holdings, LP				5	—
				1,211	142
Gentiva Health Services, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+7% cash due 7/2/2026 (13)(21)	9.34%		14,500	14,401	14,935
				14,401	14,935
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4% cash due 8/6/2025 (13)	6.39%		18,000	17,910	18,113
Second Lien Term Loan, LIBOR+7.5% cash due 8/6/2026 (13)	9.68%		10,000	9,902	9,900
				27,812	28,013
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% Floor) cash due 6/29/2023 (13)	9.64%		24,379	24,147	24,135
First Lien Revolver, LIBOR+7.25% (1% Floor) cash due 6/29/2023 (13)	9.60%		867	856	855
				25,003	24,990
GOBP Holdings Inc.		Hypermarkets & super centers
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)(21)	10.49%		2,071	2,057	2,082
				2,057	2,082
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			$15,000	$15,000	$15,001
				15,000	15,001
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)(21)			10,500	10,555	10,605
				10,555	10,605
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	773
				213	773
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
IBG Borrower LLC		Apparel, accessories & luxury goods
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/2/2022 (13)	9.44%		14,809	13,143	13,624
				13,143	13,624
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (13)	8.64%		14,118	13,838	13,835
First Lien Revolver, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (10)(13)				(17)	(18)
				13,821	13,817
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.65%		11,568	11,529	11,568
First Lien Term Loan B, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.65%		5,043	4,955	5,043
Letter of Credit 6.25% cash due 10/1/2021			3,904	3,897	3,904
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2021 (13)				—	—
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2021 (13)	10.15%		755	747	755
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	2,167
				22,128	23,437
Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				113	—
Internet Pipeline, Inc.		Internet services & infrastructure
Incremental First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/1/2022 (13)	7.00%		5,510	5,454	5,509
				5,454	5,509
Janrain, Inc.		Application software
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Jones Energy, Inc.		Oil & gas exploration & production
Fixed Rate Bond 9.25% cash due 3/15/2023 (21)			12,000	11,808	12,390
				11,808	12,390
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,113	6,113	5,606
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	249
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,667	5,855

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (13)	10.84%		$6,105	$5,923	$6,189
				5,923	6,189
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(24)				1,824	3,058
				1,824	3,058
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 8/29/2022 (13)(21)	7.09%		20,099	19,683	19,395
				19,683	19,395
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan A, LIBOR+4.75% (1% Floor) cash due 11/25/2020 (11)(13)(21)	6.99%		1,883	1,885	1,792
				1,885	1,792
Lift Brands Holdings, Inc.		Leisure facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,398	3,020
				1,398	3,020
Long's Drugs Incorporated		Pharmaceuticals
50 Series A Preferred Shares in Long's Drugs Incorporated				385	761
25 Series B Preferred Shares in Long's Drugs Incorporated				210	491
				595	1,252
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (13)(21)	8.99%		9,000	9,000	9,024
				9,000	9,024
Lytx Holdings, LLC		Research & consulting services
3,500 Class B Units				—	1,423
				—	1,423
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025 (13)	6.38%		12,000	11,880	11,963
				11,880	11,963
Maverick Healthcare Group, LLC (20)		Healthcare equipment
First Lien Term Loan A, LIBOR+7.5% cash (1.75% floor) cash due 3/15/2019 (13)(22)			11,068	8,181	9,102
First Lien Term Loan B, LIBOR+11% cash (1.75% floor) cash due 3/15/2019 (13)(22)			50,740	39,110	—
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 3/15/2019 (13)(22)			863	611	710
				47,902	9,812
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/28/2025 (13)(21)	6.74%		7,481	7,447	7,537
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/2/2026 (13)	10.74%		37,500	36,977	37,219
				44,424	44,756
McAfee, LLC		Systems software
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 9/30/2024 (13)(21)	6.74%		7,920	7,853	7,995
Second Lien Term Loan LIBOR+8.5% (1% floor) cash due 9/29/2025 (13)(21)	10.74%		8,000	8,045	8,180
				15,898	16,175
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
McDermott Technology (Americas), Inc.		Oil & gas equipment services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 5/12/2025 (11)(13)(21)	7.24%		$31,144	$30,725	$31,604
				30,725	31,604
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (13)	7.39%		2,963	2,938	2,935
				2,938	2,935
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	11.75%		7,056	6,980	7,090
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	11.75%		1,944	1,923	1,953
First Lien Revolver PRIME+4% (1% floor) cash due 12/2/2022 (13)	9.25%		300	291	300
				9,194	9,343
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023 (13)	8.40%		19,500	19,327	19,500
				19,327	19,500
Natural Resource Partners LP		Coal & consumable fuels
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(21)			7,000	7,329	7,525
				7,329	7,525
Navicure, Inc.		Healthcare technology
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2025 (13)	9.74%		14,500	14,371	14,500
				14,371	14,500
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond 7.375% cash due 5/1/2026 (11)(21)			5,000	5,116	5,024
				5,116	5,024
OmniSYS Acquisition Corporation		Diversified support services
100,000 Common Units in OSYS Holdings, LLC				1,000	898
				1,000	898
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)	12.89%		16,750	16,750	13,479
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	166
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	13,645
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018 (10)(13)(21)				—	(94)
				—	(94)
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)(24)				5,343	4,759
				5,343	4,759
PLATO Learning Inc. (27)		Education services
Unsecured Senior PIK Note, 8.5% PIK due 12/9/2021 (23)			2,649	2,434	—
Unsecured Junior PIK Note, 10% PIK due 12/9/2021 (23)			12,490	10,227	—
Unsecured Revolver, 5% cash due 12/9/2021 (22)			60	(40)	(2,124)
126,127.80 Class A Common Units of Edmentum				126	—
				12,747	(2,124)
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan B, LIBOR+5.75% (1% Floor) cash due 9/15/2023 (13)	8.07%		$18,300	$18,118	$18,209
				18,118	18,209
QuorumLabs, Inc.		Application software
64,887,669 Junior-2 Preferred Stock				375	—
				375	—
Refac Optical Group (26)		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 9/30/2018 (13)(22)			2,242	2,149	2,241
First Lien Term Loan B, LIBOR+9% cash 1.75% PIK due 9/30/2018 (13)(22)			34,994	33,700	34,994
First Lien Term Loan C, 12.5% cash due 9/30/2018 (22)			3,416	3,308	3,245
First Lien Revolver, LIBOR+8% cash due 9/30/2018 (13)(22)			3,520	3,424	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	—
				43,886	44,000
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)(21)	7.99%		3,174	3,129	3,222
				3,129	3,222
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			16,000	10,000	10,000
				10,000	10,000

Sequa Mezzanine Holdings, LLC		Aerospace & defense
First Lien Term Loan B, LIBOR+5% (1% Floor) cash due 11/28/2021 (13)(21)	7.19%		8,479	8,411	8,355
Second Lien Term Loan, LIBOR+9% (1% Floor) cash due 4/28/2022 (13)(21)	11.20%		2,000	2,023	1,973
				10,434	10,328
ShareThis, Inc.		Application software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	4
				367	4
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 2/2/2026 (13)(21)	8.86%		12,500	12,442	12,406
				12,442	12,406
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	11.64%		15,000	14,651	14,945
Second Lien Incremental Term loan, LIBOR+9.25% cash due 3/30/2024 (13)	11.59%		3,281	3,202	3,269
Second Lien Incremental Delayed Draw Term Loan, LIBOR+9.25% cash due 12/31/2018 (10)(13)	11.59%			—	(12)
668,879 Common Units of TerSera Holdings LLC				1,731	2,626
				19,584	20,828
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (12)(13)(22)			$46,906	$46,462	$34,292
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (13)(22)			2,702	2,603	2,702
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				51,065	36,994
TigerText, Inc.		Application software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	544
				60	544
TravelCLICK, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)	9.99%		1,510	1,376	1,510
				1,376	1,510
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (13)(21)	6.74%		1,581	1,581	1,593
				1,581	1,593
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025 (13)	10.46%		21,500	21,191	21,715
				21,191	21,715
UOS, LLC		Trading companies & distributors
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (13)(21)	7.74%		6,847	6,981	7,009
				6,981	7,009
Veritas US Inc.		Application software
First Lien Term Loan B-1, LIBOR+4.5% (1% floor) cash due 1/27/2023 (13)(21)	6.81%		34,551	34,902	33,741
				34,902	33,741
Verra Mobility, Corp.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)	9.99%		8,750	8,698	8,958
				8,698	8,958
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan B, LIBOR+4.50% cash due 8/27/2025 (13)(21)	6.74%		25,000	24,887	25,255
Fixed Rate Bond 9.75% cash due 8/15/2026 (21)			12,000	12,025	12,405
				36,912	37,660
Vertex Aerospace Services Corp.		Aerospace & defense
First Lien Term Loan B, LIBOR+4.75% cash due 6/29/2025 (13)(21)	6.99%		15,960	15,883	16,135
				15,883	16,135
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (13)(21)	9.12%		23,000	22,919	23,173
				22,919	23,173
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	497
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	497
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Weatherford International		Oil & gas equipment services
Fixed Rate Bond 9.875% cash due 2/15/2024 (11)(21)			$12,000	$11,479	$11,790
				11,479	11,790
WeddingWire, Inc.		Internet services & infrastructure
Earn-out (19)				—	70
				—	70
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond 8.625% cash due 10/31/2025 (11)(21)			5,000	4,867	4,825
				4,867	4,825
WP CPP Holdings, LLC		Aerospace & defense
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026 (13)(21)	10.15%		15,000	14,855	15,033
				14,855	15,033
xMatters, Inc.		Application software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	287
				709	287
Yeti Acquisition, LLC		Leisure products
2,000,000 Common Stock Units of Yeti Holdings, Inc.				—	12,073
				—	12,073
Zep Inc.		Specialty chemicals
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (13)	10.64%		30,000	29,870	28,800
First Lien Term Loan B, LIBOR+4.00% (1% floor) cash due 8/12/2024 (13)(21)	6.39%		1,995	1,903	1,904
				31,773	30,704
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026 (11)(13)(21)	8.22%		£18,000	23,568	23,258
				23,568	23,258
Total Non-Control/Non-Affiliate Investments (150.6% of net assets)				$1,392,383	$1,292,166
Total Portfolio Investments (173.8% of net assets)				$1,606,933	$1,491,201
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares				$9,108	$9,108
Other cash accounts				4,272	4,272
Total Cash and Cash Equivalents (1.6% of net assets)				$13,380	$13,380
Total Portfolio Investments, Cash and Cash Equivalents (175.4% of net assets)				$1,620,313	$1,504,581

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$23,113	£17,579	10/26/2018	J.P. Morgan	$162

See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments generally are defined by the Investment Company Act of 1940, as amended ("Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

(8)
Principal includes accumulated payment in kind ("PIK") interest and is net of repayments. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2018, qualifying assets represented 73.4% of the Company's total assets and non-qualifying assets represented 26.6% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments as of September 30, 2018 includes $9.7 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

(13)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59%, the PRIME at 5.25%, the 30-day UK LIBOR at 0.72% and the 30-day EURIBOR at (0.40)%.

(14)
With the exception of investments held by the Company’s wholly-owned subsidiaries that each formerly held a license from the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”), each of the Company's investments is pledged as collateral under its credit facility.

(15)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(16)
First Star Speir Aviation 1 Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with Accounting Standards Update ("ASU") 2013-08, the Company has deemed the holding company to be an investment company under accounting principles generally accepted in the United States ("GAAP") and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding company are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

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

(19)
During the year ended September 30, 2018, the Company exited its investments in WeddingWire, Inc. ("WeddingWire") in exchange for cash and the right to receive contingent payments in the future based on the performance of WeddingWire, which is referred to as an "earn-out" in the consolidated schedule of investments.

(20)
Payments on the Company's investment in Maverick Healthcare Group, LLC ("Maverick Healthcare") are currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare. The forbearance agreement, as amended in June 2018, currently extends to March 15, 2019.

(21)
As of September 30, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments are categorized as Level 3 as of September 30, 2018 and were valued using significant unobservable inputs.

(22)	This investment was on cash non-accrual status as of September 30, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(23)	This investment was on PIK non-accrual status as of September 30, 2018. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(24)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

(25)
AdVenture Interactive, Corp. completed a reorganization in which it separated its marketing services business from its online program management business. In connection with the reorganization, FS AVI Holdco LLC was formed as a separate entity and is the parent company to Keypath Education, Inc., which represents the former marketing services business, and the Company's first lien term loan and revolver with AdVenture Interactive, Corp. were assigned to Keypath Education, Inc. Subsequent to the reorganization, AdVenture Interactive, Corp. holds preferred units in Keypath Education Holdings, LLC, which conducts the online program management business. Subsequent to the reorganization, the Company is not deemed to control Keypath Education Holdings, LLC under the Investment Company Act. This investment was reclassified from Control investments to Non-Control/Non-Affiliate Investments during the year ended September 30, 2018.

(26)
Payments on the Company's investment in Refac Optical Group are currently past due. In October 2018, the Company entered into a forbearance agreement with Refac Optical Group in which the Company has temporarily agreed not to take action against Refac Optical Group. The forbearance agreement currently extends to January 9, 2019.

(27)	This investment was renamed PLATO Learning Inc. as of September 30, 2018. Prior to September 30, 2018, this investment was previously named Edmentum, Inc.

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

(3)
Control Investments generally are defined by the Investment Company Act, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2017, qualifying assets represented 83.6% of the Company's total assets and non-qualifying assets represented 16.4% of the Company's total assets.

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

(15)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

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

(19)
In June 2017, the Company sold all of its investments in Eagle Physicians in exchange for cash and the right to receive contingent payments in the future based on the performance of Eagle Physicians, which is referred to as an "earn-out" in the consolidated schedule of investments. Prior to the sale of its investments in Eagle Physicians, the Company may have been deemed to control Eagle Physicians within the meaning of the Investment Company Act due to the fact that the Company owned greater than 25% of the voting securities in Eagle Physicians. After the sale and as of September 30, 2017, the Company no longer owns any of the voting securities in Eagle Physicians and was not deemed to control Eagle Physicians within the meaning of the Investment Company Act.

(20)
In June 2017, AdVenture Interactive, Corp. completed a reorganization in which it separated its marketing services business from its online program management business. In connection with the reorganization, FS AVI Holdco LLC was formed as a separate entity and is the parent to Keypath Education, Inc., which represents the former marketing services business, and the Company's first lien term loan and revolver with AdVenture Interactive, Corp. were assigned to Keypath Education, Inc. Subsequent to the reorganization, AdVenture Interactive, Corp. holds preferred units in Keypath Education Holdings, LLC, which conducts the online program management business. The Company is not deemed to control Keypath Education Holdings, LLC under the Investment Company Act.

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

See notes to Consolidated Financial Statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Oaktree Specialty Lending Corporation (together with its consolidated subsidiaries, the "Company") is a specialty finance company that looks to provide customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. The Company was formed in late 2007 and operates as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
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
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), a publicly traded Delaware limited liability company listed on the New York Stock Exchange under the ticker "OAK", pursuant to an investment advisory agreement between the Company and Oaktree (the “Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the “Administration Agreement”). See Note 11.
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”) and was named Fifth Street Finance Corp. FSC CT LLC (the "Former Administrator"), a subsidiary of the Former Adviser, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the "Former Administration Agreement").
On September 7, 2017, stockholders of the Company approved the Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”), by and among Oaktree, the Former Adviser, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of the Former Adviser (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation (“OCSI”) and the Company. The closing of the Transaction resulted in an assignment for purposes of the Investment Company Act of the fourth amended and restated investment advisory agreement between the Former Adviser and the Company (the "Former Investment Advisory Agreement") and, as a result, its immediate termination.

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. Certain prior-year financial information has been reclassified to conform to current year presentation. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of September 30, 2018, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
As an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements but rather are included on the Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Company values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to report its investments for which current market values are not readily available at fair value. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, Oaktree obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company's investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Company seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Company is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Company's set threshold, the Company seeks to obtain a quote directly from a broker making a market for the asset. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Oaktree also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, Oaktree performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Company does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of the Company's investments as of September 30, 2018 and September 30, 2017 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and Part I incentive fee payable," "due to affiliate," "interest payable," "amounts payable to syndication partners," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.

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
Derivative Instruments
The Company does not utilize hedge accounting and as such values its derivative instruments at fair value with the unrealized gains or losses recorded in “net unrealized appreciation (depreciation) on investments and foreign currency” in the Company’s Consolidated Statement of Operations.
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
As of September 30, 2017, included in cash and cash equivalents was $25.2 million held in bank accounts of the Excluded Subsidiaries. These cash and cash equivalents were permitted only for certain uses, including funding operating expenses of the Excluded Subsidiaries. This cash was not permitted to be used to fund the Company's investments that were held outside the Excluded Subsidiaries or for other corporate purposes of the Company. As of September 30, 2018, there were no cash and cash equivalents held in bank accounts of the Excluded Subsidiaries.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825, Financial Instruments – Fair Value Option ("ASC 825"), and elected the fair value option for its secured borrowings, which had a cost basis of $12.3 million and $13.5 million in the aggregate as of each of September 30, 2018 and September 30, 2017, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted. The Company did not early adopt the new guidance during the year ended September 30, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The majority of Company's revenues is accounted for under FASB ASC Topic 320, Investments - Debt and Equity Securities, which is excluded from this standard. The application of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the year ended September 30, 2018. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements other than a change in presentation of individual line items on the Consolidated Statement of Cash Flows.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.
In August 2018, the SEC adopted amendments to certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment in its Disclosure Update and Simplification release (the “DUS Release”). In part, the DUS Release requires an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the DUS Release was for all filings on or after November 5, 2018. The Company has adopted the DUS Release on November 5, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of September 30, 2018, 173.8% of net assets at fair value, or $1.5 billion, was invested in 113 portfolio companies, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $99.8 million, $29.5 million and $0.0 million, respectively. As of September 30, 2018, 1.6% of net assets at fair value, or $13.5 million, was invested in cash and cash equivalents (including restricted cash). In comparison, as of September 30, 2017, 177.7% of net assets at fair value, or $1.5 billion, was invested in 125 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and LLC equity interests in SLF JV I, which had a fair value of $101.0 million, $27.6 million and $5.5 million, respectively, and 6.9% of net assets at fair value, or $59.9 million, was invested in cash and cash equivalents (including restricted cash). As of September 30, 2018, 75.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 19.6% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2017, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments and 14.4% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2018, 2017 and 2016, the Company recorded net realized losses on investments, secured borrowings and foreign currency of $115.1 million, $171.8 million and $125.3 million, respectively. During the years ended September 30, 2018, 2017 and 2016, the Company recorded net unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency of $102.6 million, $(97.8) million and $(48.0) million, respectively.
The composition of the Company's investments as of September 30, 2018 and September 30, 2017 at cost and fair value was as follows:

	September 30, 2018		September 30, 2017
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,390,672	$1,287,958	$1,426,301	$1,296,138
Investments in equity securities	70,756	73,869	186,521	111,421
Debt investments in SLF JV I	129,333	129,333	128,671	128,671
Equity investment in SLF JV I	16,172	41	16,172	5,525
Total	$1,606,933	$1,491,201	$1,757,665	$1,541,755
The composition of the Company's debt investments as of September 30, 2018 and September 30, 2017 at fixed rates and floating rates was as follows:

	September 30, 2018		September 30, 2017
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$237,718	16.77%	$233,869	16.41%
Floating rate debt securities, including debt investments in SLF JV I	1,179,573	83.23	1,190,940	83.59
Total	$1,417,291	100.00%	$1,424,809	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of September 30, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$485,436	$638,971	$—	$1,124,407
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	134,025	158,859	—	292,884
Investments in equity securities (preferred)	—	—	4,918	—	4,918
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	—	—	61,134	7,858	68,992
Total investments at fair value	—	619,461	863,882	7,858	1,491,201
Cash equivalents	9,108	—	—	—	9,108
Derivative asset	—	162	—	—	162
Total assets at fair value	$9,108	$619,623	$863,882	$7,858	$1,500,471
Secured borrowings	—	—	9,728	—	9,728
Total liabilities at fair value	$—	$—	$9,728	$—	$9,728
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

The following table presents the financial instruments carried at fair value as of September 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$142,257	$1,060,442	$—	$1,202,699
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	41,778	180,331	—	222,109
Investments in equity securities (preferred)	—	—	16,445	—	16,445
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	—	—	69,164	31,338	100,502
Total investments at fair value	—	184,035	1,326,382	31,338	1,541,755
Cash equivalents	48,808	—	—	—	48,808
Total assets at fair value	$48,808	$184,035	$1,326,382	$31,338	$1,590,563
Secured borrowings	—	—	13,256	—	13,256
Total liabilities at fair value	$—	$—	$13,256	$—	$13,256
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to September 30, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
New investments & net revolver activity	381,905	12,662	—	2,500	397,067	—
Redemptions/repayments/sales	(749,161)	(26,403)	(12,398)	(27,819)	(815,781)	(1,191)
Transfers out (a)	(34,657)	—	—	—	(34,657)	—
Net accrual of PIK interest income	1,603	2,294	—	—	3,897	16
Accretion of OID	4,769	—	—	—	4,769	—
Net unrealized appreciation (depreciation) on investments	33,436	(10,023)	34,112	44,107	101,632	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(2,353)
Realized loss on investments	(59,366)	(2)	(33,241)	(26,818)	(119,427)	—
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
Net unrealized depreciation relating to Level 3 assets & liabilities still held as of September 30, 2018 and reported within net unrealized appreciation (depreciation) on investments and foreign currency and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2018	$(18,318)	$(4,130)	$(1,018)	$(4,003)	$(27,469)	$(2,353)
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the year ended September 30, 2018 as a result of an increased number of market quotes available and/or increased market liquidity.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$241,522	Market yield technique	Market yield	(b)	7.4%	-	20.0%	12.1%
	97,057	Enterprise value technique	EBITDA multiple	(c)	2.8x	-	7.6x	5.1x
	32,510	Enterprise value technique	Asset multiple	(c)	0.9x	-	1.1x	1.0x
	55,343	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	212,539	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	30,608	Market yield technique	Market yield	(b)	10.4%	-	24.2%	14.2%
	(1,082)	Enterprise value technique	EBITDA multiple	(c)	4.8x	-	7.2x	6.4x
SLF JV I debt investments	129,333	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	24,654	Enterprise value technique	Revenue multiple	(c)	0.4x	-	10.9x	4.8x
	41,286	Enterprise value technique	EBITDA multiple	(c)	2.8x	-	18.0x	8.7x
	112	Enterprise value technique	Asset multiple	(c)	0.9x	-	1.1x	1.0x
Total	$863,882
Secured borrowings	9,728	Enterprise value technique	EBITDA multiple	(c)	5.8x	-	6.0x	5.9x
Total	$9,728
__________

(a)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(b)	Used when market participant would take into account market yield when pricing the investment.

(c)	Used when market participant would use such multiples when pricing the investment or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

(e)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.

(f)
The Company determined the value of its mezzanine notes of SLF JV I based on the total assets less the total liabilities senior to the mezzanine notes held at SLF JV I in an amount not exceeding par under the enterprise value technique.

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities as of September 30, 2018 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities and secured borrowings as of September 30, 2018 is the earnings before interest, taxes, depreciation and amortization ("EBITDA"), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$632,835	Market yield technique	Capital structure premium	(b)	0.0%	-	2.0%	0.7%
			Tranche specific risk premium/(discount)	(b)	(2.5)%	-	10.5%	2.9%
			Size premium	(b)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(b)	(1.2)%	-	2.6%	0.4%
	58,815	Enterprise value technique	Revenue multiple	(c)	0.2x	-	0.6x	0.5x
	107,313	Enterprise value technique	EBITDA multiple	(c)	0.1x	-	7.2x	4.6x
	98,800	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	162,679	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	40,825	Market yield technique	Capital structure premium	(b)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(b)	1.8%	-	5.9%	3.4%
			Size premium	(b)	2.0%	-	2.0%	2.0%
			Industry premium/(discount)	(b)	(0.5)%	-	2.6%	0.6%
	10,835	Enterprise value technique	EBITDA multiple	(c)	6.3x	-	7.0x	6.4x
SLF JV I debt investments	128,671	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	85,609	Enterprise value technique	EBITDA multiple	(c)	0.1x	-	15.6x	6.8x
			Revenue multiple	(c)	0.9x		10.9x	2.7x
Total	$1,326,382
Secured borrowings	13,256	Market yield technique	Tranche specific risk premium (discount)	(b)	(2.0)%	-	6.5%	5.7%
			Size premium	(b)	2.0%	-	2.0%	2.0%
			Industry premium	(b)	0.2%	-	0.2%	0.2%
Total	$13,256
__________

(a)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(b)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings based on a market yield.

(c)	Used when market participant would use such multiples when pricing the investment.

(d)	Used when there is an observable transaction or pending event for the investment.

(e)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.

(f)
The Company determined the value of its mezzanine notes of SLF JV I based on the total assets less the total liabilities senior to the mezzanine notes held at SLF JV I in an amount not exceeding par under the enterprise value technique

Under the market yield technique, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings as of September 30, 2017 are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2018 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$241,000	$241,000	$—	$—	$241,000
Unsecured notes payable (net of unamortized financing costs)	386,485	393,144	—	162,626	230,518
Total	$627,485	$634,144	$—	$162,626	$471,518
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

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	September 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,200,242	74.69%	$1,313,432	74.73%
Subordinated debt	190,430	11.85	112,869	6.42
Debt investments in SLF JV I	129,333	8.05	128,671	7.32
LLC equity interests of SLF JV I	16,172	1.01	16,172	0.92
Purchased equity	59,524	3.70	112,558	6.40
Equity grants	4,064	0.25	48,805	2.78
Limited partnership interests	7,168	0.45	25,158	1.43
Total	$1,606,933	100.00%	$1,757,665	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$1,124,408	75.40%	131.05%	$1,202,699	78.01%	138.61%
Subordinated debt	163,550	10.97%	19.06%	93,438	6.06%	10.77%
Debt investments in SLF JV I	129,333	8.67%	15.07%	128,671	8.35%	14.83%
LLC equity interests of SLF JV I	41	0.00%	0.00%	5,525	0.36%	0.64%
Purchased equity	59,550	3.99%	6.94%	78,655	5.10%	9.07%
Equity grants	6,502	0.44%	0.76%	6,954	0.45%	0.80%
Limited partnership interests	7,817	0.53%	0.91%	25,813	1.67%	2.97%
Total	$1,491,201	100.00%	173.79%	$1,541,755	100.00%	177.69%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets:

	September 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Northeast	$539,568	33.58%	$648,105	36.87%
Midwest	278,632	17.34%	258,895	14.73%
West	247,831	15.42%	328,673	18.70%
Southwest	200,904	12.50%	271,484	15.45%
Southeast	172,461	10.73%	176,460	10.04%
International	155,657	9.69%	62,649	3.56%
Northwest	11,880	0.74%	11,399	0.65%
Total	$1,606,933	100.00%	$1,757,665	100.00%

	September 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast	$495,942	33.26%	57.80%	$539,803	35.01%	62.22%
West	230,117	15.43%	26.82%	297,716	19.31%	34.31%
Midwest	229,222	15.37%	26.71%	224,111	14.54%	25.83%
Southwest	188,608	12.65%	21.98%	224,233	14.54%	25.84%
Southeast	177,024	11.87%	20.63%	179,460	11.64%	20.68%
International	158,048	10.60%	18.42%	64,780	4.20%	7.47%
Northwest	12,240	0.82%	1.43%	11,652	0.76%	1.34%
Total	$1,491,201	100.00%	173.79%	$1,541,755	100.00%	177.69%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of September 30, 2018 and September 30, 2017 was as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2018		September 30, 2017 (revised)		September 30, 2017 (as reported)
Cost (1):		% of Total Investments		% of Total Investments		% of Total Investments
Multi-sector holdings (2)	$157,883	9.85%	$173,427	9.87%	$173,427	9.87%
Healthcare services	119,468	7.43	210,527	11.98	210,527	11.98
Data processing & outsourced services	87,617	5.45	72,319	4.11	77,673	4.42
Application software	85,875	5.34	229,241	13.04	51,444	2.93
Pharmaceuticals	69,098	4.30	60,810	3.46	60,810	3.46
Property & casualty insurance	66,370	4.13	—	—	—	—
Oil & gas equipment & services	56,753	3.53	27,598	1.57	27,598	1.57
Healthcare technology	51,283	3.19	—	—	—	—
Specialized finance	48,571	3.02	3,224	0.18	3,224	0.18
Healthcare equipment	47,901	2.98	99,614	5.67	99,614	5.67
Aerospace & defense	45,918	2.86	3,377	0.19	—	—
Specialty stores	43,887	2.73	58,530	3.33	58,530	3.33
Auto parts & equipment	42,633	2.65	21,191	1.21	21,191	1.21
Advertising	42,405	2.64	84,720	4.82	84,720	4.82
Electrical components & equipment	38,831	2.42	—	—	—	—
Oil & gas exploration & production	34,727	2.16	—	—	—	—
Research & consulting services	34,595	2.15	37,952	2.16	37,952	2.16
Technology distributors	34,375	2.14	—	—	—	—
Integrated telecommunication services	33,768	2.10	30,840	1.75	30,840	1.75
Airlines	32,602	2.03	57,602	3.28	57,602	3.28
Specialty chemicals	31,773	1.98	29,852	1.70	—	—
Construction & engineering	30,437	1.89	67,879	3.86	67,879	3.86
Industrial machinery	30,127	1.87	15,074	0.86	15,074	0.86
Managed healthcare	27,812	1.73	—	—	—	—
General merchandise stores	22,959	1.43	—	—	—	—
Oil & gas refining & marketing	22,493	1.40	—	—	—	—
Consumer electronics	22,128	1.38	23,176	1.32	23,176	1.32
Food retail	22,052	1.37	—	—	4,176	0.24
Healthcare distributors	19,683	1.22	—	—	—	—
Movies & entertainment	19,504	1.21	—	—	—	—
Personal products	19,327	1.20	—	—	—	—
Diversified support services	19,266	1.20	16,817	0.96	22,724	1.29
Apparel, accessories & luxury goods	18,308	1.14	5,165	0.29	5,165	0.29
Systems software	15,898	0.99	25,900	1.47	—	—
Education services	13,748	0.86	50,013	2.85	50,013	2.85
Investment banking & brokerage	12,539	0.78	—	—	—	—
Biotechnology	11,880	0.74	—	—	—	—
Security & alarm services	11,071	0.69	13,214	0.75	13,214	0.75
Household appliances	7,905	0.49	—	—	—	—
Coal & consumable fuels	7,329	0.46	7,459	0.42	—	—
Trading companies & distributors	6,981	0.43	7,081	0.40	—	—
Environmental & facilities services	5,923	0.37	55,809	3.18	49,902	2.84
Commercial printing	5,856	0.36	5,983	0.34	5,983	0.34
Internet services & infrastructure	5,454	0.34	66,493	3.78	—	—
Leisure facilities	5,401	0.34	30,931	1.76	30,931	1.76
Thrifts & mortgage finance	5,344	0.33	7,240	0.41	—	—
Restaurants	3,129	0.19	4,910	0.28	4,910	0.28
Commodity chemicals	2,972	0.18	—	—	—	—
Hypermarkets & super centers	2,057	0.13	16,156	0.92	11,979	0.68
Human resource & employment services	1,581	0.10	—	—	—	—
IT consulting & other services	750	0.05	750	0.04	4,127	0.23
Department stores	573	0.04	—	—	—	—
Other diversified financial services	113	0.01	12,079	0.69	12,079	0.69
Air freight & logistics	—	—	32,530	1.85	—	—
Casinos & gaming	—	—	23,309	1.33	23,309	1.33
Home improvement retail	—	—	22,944	1.31	22,944	1.31
Distributors	—	—	14,963	0.85	14,963	0.85
Real estate services	—	—	13,011	0.74	13,011	0.74
Computer & electronics retail	—	—	11,754	0.67	6,399	0.36
Multi-utilities	—	—	6,201	0.35	6,201	0.35

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2018		September 30, 2017 (revised)		September 30, 2017 (as reported)
Cost (1):		% of Total Investments		% of Total Investments		% of Total Investments
Internet software & services	—	—	—	—	$270,192	15.37%
Air freight and logistics	—	—	—	—	32,530	1.85
Housewares & specialties	—	—	—	—	29,852	1.70
Precious metals & minerals	—	—	—	—	7,459	0.42
Thrift & mortgage finance	—	—	—	—	7,240	0.41
Trucking	—	—	—	—	7,081	0.40
Total	$1,606,933	100.00%	$1,757,665	100.00%	$1,757,665	100.00%

	September 30, 2018			September 30, 2017 (revised)			September 30, 2017 (as reported)
Fair Value (1):		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Multi-sector holdings (2)	$143,037	9.57%	16.66%	$164,510	10.67%	18.96%	$164,511	10.67%	18.96%
Application software	96,457	6.47	11.24	225,853	14.68	26.04	53,905	3.50	6.21
Data processing & outsourced services	74,266	4.98	8.66	62,924	4.08	7.25	68,314	4.43	7.87
Pharmaceuticals	71,946	4.82	8.39	62,770	4.07	7.23	62,770	4.07	7.23
Property & casualty insurance	67,409	4.52	7.86	—	—	—	—	—	—
Healthcare services	67,039	4.50	7.81	93,912	6.09	10.82	93,912	6.09	10.82
Oil & gas equipment & services	59,822	4.01	6.97	28,347	1.84	3.27	28,347	1.84	3.27
Healthcare technology	52,160	3.50	6.08	—	—	—	—	—	—
Specialized finance	48,248	3.24	5.62	3,278	0.21	0.38	3,278	0.21	0.38
Aerospace & defense	46,338	3.11	5.40	3,416	0.22	0.39	—	0.00	0.00
Specialty stores	44,001	2.95	5.13	56,867	3.69	6.55	56,867	3.69	6.55
Auto parts & equipment	43,146	2.89	5.03	21,715	1.41	2.50	21,715	1.41	2.50
Electrical components & equipment	40,238	2.70	4.69	—	—	—	—	—	—
Research & consulting services	36,359	2.44	4.24	38,531	2.50	4.44	38,531	2.50	4.44
Oil & gas exploration & production	35,562	2.38	4.14	—	—	—	—	—	—
Technology distributors	34,597	2.32	4.03	—	—	—	—	—	—
Advertising	32,687	2.19	3.81	83,648	5.43	9.64	83,648	5.43	9.64
Airlines	32,510	2.18	3.79	59,511	3.86	6.86	59,511	3.86	6.86
Construction & engineering	31,930	2.14	3.72	50,269	3.26	5.79	50,269	3.26	5.79
Specialty chemicals	30,704	2.06	3.58	29,775	1.93	3.43	—	—	—
Industrial machinery	29,323	1.97	3.42	15,004	0.97	1.73	15,004	0.97	1.73
Integrated telecommunication services	28,358	1.90	3.30	31,358	2.03	3.61	31,358	2.03	3.61
Managed healthcare	28,012	1.88	3.26	—	—	—	—	—	—
Consumer electronics	23,438	1.57	2.73	24,066	1.56	2.77	24,066	1.56	2.77
General merchandise stores	23,058	1.55	2.69	—	—	—	—	—	—
Oil & gas refining & marketing	22,684	1.52	2.64	—	—	—	—	—	—
Food retail	22,050	1.48	2.57	—	—	—	4,251	0.28	0.49
Personal products	19,500	1.31	2.27	—	—	—	—	—	—
Movies & entertainment	19,475	1.31	2.27	—	—	—	—	—	—
Healthcare distributors	19,395	1.30	2.26	—	—	—	—	—	—
Diversified support services	18,295	1.23	2.13	16,571	1.07	1.91	22,554	1.46	2.60
Systems software	16,175	1.08	1.89	25,951	1.68	2.99	—	—	—
Apparel, accessories & luxury goods	13,624	0.91	1.59	1,241	0.08	0.14	1,241	0.08	0.14
Investment banking & brokerage	12,759	0.86	1.49	—	—	—	—	—	—
Leisure products	12,073	0.81	1.41	5,900	0.38	0.68	5,900	0.38	0.68
Biotechnology	11,963	0.80	1.39	—	—	—	—	—	—
Security & alarm services	10,865	0.73	1.27	13,103	0.85	1.51	13,103	0.85	1.51
Healthcare equipment	9,812	0.66	1.14	72,922	4.73	8.40	72,922	4.73	8.40
Leisure facilities	8,154	0.55	0.95	32,591	2.11	3.76	32,591	2.11	3.76
Household appliances	7,943	0.53	0.93	—	—	—	—	—	—
Coal & consumable fuels	7,525	0.50	0.88	7,464	0.48	0.86	—	—	—
Trading companies & distributors	7,009	0.47	0.82	7,106	0.46	0.82	—	—	—
Environmental & facilities services	6,189	0.42	0.72	56,642	3.67	6.53	50,659	3.29	5.84
Commercial printing	5,922	0.40	0.69	6,045	0.39	0.70	6,045	0.39	0.70
Internet services & infrastructure	5,580	0.37	0.65	67,177	4.36	7.74	—	—	—
Thrifts & mortgage finance	4,759	0.32	0.55	6,129	0.40	0.71	—	—	—
Commodity chemicals	3,101	0.21	0.36	—	—	—	—	—	—
Restaurants	3,076	0.21	0.36	4,917	0.32	0.57	4,917	0.32	0.57
Hypermarkets & super centers	2,082	0.14	0.24	15,755	1.02	1.82	11,504	0.75	1.33
Human resource & employment services	1,593	0.11	0.19	—	—	—	—	—	—
Department stores	581	0.04	0.07	—	—	—	—	—	—
IT consulting & other services	497	0.03	0.06	511	0.03	0.06	3,927	0.25	0.45
Education services	(2,125)	(0.14)	(0.25)	38,254	2.48	4.41	38,254	2.48	4.41

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2018			September 30, 2017 (revised)			September 30, 2017 (as reported)
Fair Value (1):		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Other diversified financial services	—	—	—	$11,646	0.76%	1.34%	$11,646	0.76%	1.34%
Air freight & logistics	—	—	—	1,810	0.12	0.21	—	—	—
Casinos & gaming	—	—	—	23,495	1.52	2.71	23,495	1.52	2.71
Home improvement retail	—	—	—	24,784	1.61	2.86	24,784	1.61	2.86
Distributors	—	—	—	14,829	0.96	1.71	14,829	0.96	1.71
Real estate services	—	—	—	13,014	0.84	1.50	13,014	0.84	1.50
Computer & electronics retail	—	—	—	11,889	0.77	1.37	6,498	0.42	0.75
Multi-utilities	—	—	—	6,255	0.41	0.72	6,255	0.41	0.72
Internet software & services	—	—	—	—	—	—	265,076	17.20	30.56
Housewares & specialties	—	—	—	—	—	—	29,775	1.93	3.43
Precious metals & minerals	—	—	—	—	—	—	7,464	0.48	0.86
Trucking	—	—	—	—	—	—	7,106	0.46	0.82
Thrift & mortgage finance	—	—	—	—	—	—	6,129	0.40	0.71
Air freight and logistics	—	—	—	—	—	—	1,810	0.12	0.21
Total	$1,491,201	100.00%	173.79%	$1,541,755	100.00%	177.69%	$1,541,755	100.00%	177.69%
___________________

(1)
As of September 30, 2018, certain industry classifications were modified primarily as a result of changes to industry information provided by a third party source. The Company has disclosed both the revised and previously reported industry classifications as of September 30, 2017 above.

(2)	This industry includes the Company's investment in SLF JV I.
As of September 30, 2018 and September 30, 2017, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. For the years ended September 30, 2018, 2017 and 2016, no individual investment produced investment income that exceeded 10% of total investment income.
Senior Loan Fund JV I, LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by the Company and one representative selected by Kemper (with approval from a representative of each required). Since the Company does not have a controlling financial interest in SLF JV I, the Company does not consolidate SLF JV I. As of September 30, 2018, SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional mezzanine notes issued to the Company and Kemper by SLF Repack Issuer 2016, LLC, which mature on October 12, 2036. As of September 30, 2018 and September 30, 2017, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding mezzanine notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $200.0 million of borrowings as of September 30, 2018 and September 30, 2017. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. As of September 30, 2018, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 28, 2026. As of September 30, 2018, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $153.0 million and $71.5 million of borrowings were outstanding as of September 30, 2018 and September 30, 2017, respectively.
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
As of September 30, 2018 and September 30, 2017, SLF JV I had total assets of $314.2 million and $276.8 million, respectively. As of September 30, 2018, the Company's investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively. As of September 30, 2017, the Company's investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. In connection with the restructuring in December 2016 of the Company’s and Kemper’s investment in SLF JV I, the Company and Kemper exchanged their holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016, LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I Facility and, prior to its termination, the Deutsche Bank II Facility. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions made by the Company to fund investments of SLF JV I through SLF Repack Issuer 2016, LLC. SLF JV I's portfolio primarily consisted of senior secured loans to 40 and 32 portfolio companies as of September 30, 2018 and September 30, 2017, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of each of September 30, 2018 and September 30, 2017, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of September 30, 2018 and September 30, 2017, the Company and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of each of September 30, 2018 and September 30, 2017, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Senior secured loans (1)	$297,053	$245,063
Weighted average interest rate on senior secured loans (2)	7.20%	7.70%
Number of borrowers in SLF JV I	40	32
Largest exposure to a single borrower (1)	$17,512	$18,374
Total of five largest loan exposures to borrowers (1)	$66,507	$82,728
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC	Industrial machinery	First Lien Term Loan B	8/18/2024	LIBOR+3% (1% floor)	5.24%	$9,088	$9,088	$9,134
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5%	7.02%	11,300	10,970	11,367
Air Newco LP	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75%	6.88%	10,000	9,975	10,100
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5%	7.84%	10,000	9,900	10,041
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1% floor)	6.14%	6,912	6,956	6,821
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4%	6.16%	7,500	7,313	7,457
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor)	6.99%	9,822	9,822	9,918
Asset International, Inc.	Research & consulting services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor)	6.89%	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3%	5.39%	9,975	9,951	10,049
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4%	6.17%	7,481	7,446	7,458
Chloe Ox Parent LLC	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor)	6.89%	9,950	9,860	9,987
Clearent Newco, LLC	Application software	First Lien Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.24%	6,894	6,800	6,796
		Delayed Draw Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.19%	337	310	309
		First Lien Revolver	3/20/2023	PRIME+3% (1% floor)	8.00%	852	837	836
Total Clearent Newco, LLC						8,083	7,947	7,941
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.25% (0.75% floor)	10.36%	17,512	17,399	17,512
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5%	9.74%	6,000	5,971	6,030
Everi Payments Inc.	Casinos & gaming	First Lien Term Loan B	5/9/2024	LIBOR+3% (1% floor)	5.24%	4,938	4,914	4,973
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/14/2021	LIBOR+6.75% (1% floor)	8.99%	4,330	4,300	4,330
Garretson Resolution Group, Inc. (5)	Diversified support services	First Lien Term Loan	5/22/2021	LIBOR+6.5% (1% floor)		5,797	5,772	1,159
Gigamon Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.5% (1% floor)	6.89%	7,940	7,869	8,000
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75%	6.09%	8,955	8,933	9,028
InMotion Entertainment Group, LLC (4)	Consumer electronics	First Lien Term Loan A	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,389	8,375
		First Lien Term Loan B	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC						16,750	16,695	16,750

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7% (1.00% floor) cash	9.39%	$1,855	$1,853	$1,854
		927 shares Common Stock					1,088	816
Total Keypath Education, Inc.						1,855	2,941	2,670
KIK Custom Products Inc.	Household products	First Lien Term Loan B	5/15/2023	LIBOR+4% (1% floor) cash	6.24%	8,000	7,965	7,975
McDermott Technology (Americas) Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.24%	9,950	9,760	10,097
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.40%	4,388	4,348	4,388
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5% (1% floor) cash	7.39%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.1% (1% floor) cash	7.49%	634	634	634
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,428	2,428	3,429
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	6,965	6,933	6,974
Novetta Solutions, LLC	Application software	First Lien Term Loan B	10/17/2022	LIBOR+5% (1% floor) cash	7.25%	6,055	6,012	5,881
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4% (1% floor) cash	6.39%	7,960	7,951	8,089
Refac Optical Group (4)	Specialty stores	First Lien Term Loan A	9/30/2018	LIBOR+8% cash	10.26%	2,573	2,476	2,573
Salient CRGT, Inc. (4)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1% floor) cash	7.99%	2,267	2,235	2,301
Scientific Games International, Inc.	Casinos & gaming	First Lien Term Loan B-5	8/14/2024	LIBOR+2.75% (1% floor) cash	5.03%	6,582	6,552	6,579
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.34%	8,507	8,484	8,082
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.5% cash	7.75%	5,000	4,925	5,019
TravelCLICK, Inc. (4)	Data Processing & outsourced services	Second Lien Term Loan	11/6/2021	LIBOR+7.75% (1% floor) cash	9.99%	2,871	2,871	2,871
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1% floor) cash	7.14%	2,019	2,011	2,026
Uber Technologies Inc.	Application software	First Lien Term Loan	4/4/2025	LIBOR+4% (1% floor) cash	6.12%	9,975	9,928	10,055
Uniti Group LP	Specialized REITs	First Lien Term Loan B	10/24/2022	LIBOR+3% (1% floor) cash	5.24%	6,467	6,225	6,198
Veritas US Inc.	Application software	First Lien Term Loan B-1	1/27/2023	LIBOR+4.5% (1% floor) cash	6.78%	6,965	6,915	6,801
Verra Mobility, Corp. (4)	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	5.99%	10,945	10,961	11,013
WP CPP Holdings, LLC	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% cash	10.15%	6,000	5,942	6,013
						$297,053	$297,158	$294,676
__________
(1) Represents the interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and SLF JV I as of September 30, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(5) This investment was on cash non-accrual status as of September 30, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

SLF JV I Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					$1,088	$1,412
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1% floor) cash	5.08%	$6,982	7,040	6,976
Ameritox Ltd. (4)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.33%	5,759	5,638	668
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox Ltd.						5,759	11,414	668
BeyondTrust Software, Inc. (4)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.33%	15,330	15,231	15,329
BJ's Wholesale Club, Inc. (4)	Hypermarkets & super centers	First Lien Term Loan	1/26/2024	LIBOR+3.75% (1% floor) cash	4.99%	4,988	4,993	4,793
Compuware Corporation	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.49%	11,154	11,041	11,293
DFT Intermediate LLC (4)	Specialized finance	First Lien Term Loan	3/1/2023	LIBOR+5.5% (1% floor) cash	6.74%	10,723	10,474	10,652
Digital River, Inc.	Internet software & services	First Lien Term Loan	2/12/2021	LIBOR+6.5% (1% floor) cash	7.82%	4,524	4,541	4,546
Dodge Data & Analytics LLC (4)	Data processing & outsourced services	First Lien Term Loan	10/31/2019	LIBOR+8.75% (1% floor) cash	10.13%	9,339	9,372	8,744
DTZ U.S. Borrower, LLC (4)	Real estate services	First Lien Term Loan	11/4/2021	LIBOR+3.25% (1% floor) cash	4.57%	6,964	6,998	6,990
Edge Fitness, LLC	Leisure facilities	First Lien Term Loan	12/31/2019	LIBOR+7.75% (1% floor) cash	9.05%	10,600	10,602	10,600
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.75% (0.75% floor) cash	9.99%	18,374	18,182	18,557
Everi Payments Inc.(4)	Casinos & gaming	First Lien Term Loan	5/9/2024	LIBOR+4.5% (1% floor) cash	5.74%	4,988	4,964	5,039
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.08%	4,610	4,578	4,610
Garretson Resolution Group, Inc.	Diversified support services	First Lien Term Loan	5/22/2021	LIBOR+6.5% (1% floor) cash	7.83%	5,836	5,818	5,766
InMotion Entertainment Group, LLC (4)	Consumer electronics	First Lien Term Loan	10/1/2018	LIBOR+7.75% (1.25% floor) cash	9.09%	8,875	8,884	8,875
		First Lien Term Loan B	10/1/2018	LIBOR+7.75% (1.25% floor) cash	9.09%	8,875	8,828	8,871
Total InMotion Entertainment Group, LLC						17,750	17,712	17,746
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7% (1.00% floor) cash	8.33%	2,040	2,040	2,039
		927 shares Common Stock					1,391	809
						2,040	3,431	2,848
Lift Brands, Inc. (4)	Leisure facilities	First Lien Term Loan	12/23/2019	LIBOR+7.5% (1% floor) cash	8.83%	18,276	18,257	18,275
Metamorph US 3, LLC (4)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	6.74%	9,969	9,481	3,786
Motion Recruitment Partners LLC	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.24%	4,330	4,281	4,330
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	5.49%	5,959	5,925	5,982

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5% (1% floor) cash	6.33%	$1,794	$1,794	$1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor) cash	6.43%	1,094	1,094	1,094
		21.876 Class A Common Units					—	321
Total New IPT, Inc.						2,888	2,888	3,209
Novetta Solutions, LLC	Internet software & services	First Lien Term Loan	9/30/2022	LIBOR+5% (1% floor) cash	6.34%	6,118	6,066	5,950
OmniSYS Acquisition Corporation (4)	Diversified support services	First Lien Term Loan	11/21/2018	LIBOR+7.5% (1% floor) cash	8.83%	10,896	10,900	10,833
Refac Optical Group (4)	Specialty stores	First Lien Term Loan A	9/30/2018	LIBOR+8% cash	9.23%	4,623	4,605	4,623
Salient CRGT, Inc. (4)	IT consulting & other services	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1% floor) cash	6.99%	2,457	2,412	2,440
Scientific Games International, Inc. (4)	Casinos & gaming	First Lien Term Loan	8/14/2024	LIBOR+3.25% (1% floor) cash	4.58%	6,632	6,598	6,651
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.24%	8,594	8,566	8,487
TravelCLICK, Inc. (4)	Internet software & services	Second Lien Term Loan	11/6/2021	LIBOR+7.75% (1% floor) cash	8.99%	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1% floor) cash	6.08%	3,582	3,565	3,607
Valet Merger Sub, Inc. (4)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	12,998	12,862	12,998
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.83%	2,653	2,636	2,633
						$245,063	$251,648	$235,526
__________
(1) Represents the interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.
(3) Represents the current determination of fair value as of September 30, 2017 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and SLF JV I as of September 30, 2017.
(5) This investment was on cash non-accrual status as of September 30, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
Both the cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by the Company were $99.8 million and $101.0 million as of September 30, 2018 and September 30, 2017, respectively. The Company earned interest of $7.4 million and $5.2 million on its investments in these notes for the years ended September 30, 2018 and 2017, respectively. Both the cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by the Company were $29.5 million and $27.6 million as of September 30, 2018 and September 30, 2017, respectively. The Company earned interest of $3.8 million, of which $3.1 million was PIK interest, and $3.0 million, all of which was PIK interest, on its investments in these notes for the years ended September 30, 2018 and 2017, respectively. On June 28, 2018, the Class B mezzanine secured deferrable fixed rate notes of SLF JV I were amended to bear interest at a fixed cash rate of 10% per annum. Prior to such amendment, these notes bore interest at a fixed PIK rate of 15% per annum. Prior to their repayment, the subordinated notes of SLF JV I bore interest at a rate of LIBOR plus 8.0% per annum, and the Company earned interest income of $2.9 million and $12.0 million on its investments in these notes for the period from September 30, 2016 through their redemption in December 2016 and the year ended September 30, 2016, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.2 million and $0.0 million, respectively, as of September 30, 2018, and $16.2 million and $5.5 million, respectively, as of September 30, 2017. The Company earned dividend income of $1.6 million, $1.1 million and $5.8 million for the years ended September 30, 2018, 2017 and 2016, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are income producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of September 30, 2018 and September 30, 2017 and for the years ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2018: $297,158; cost September 30, 2017: $251,648)	$294,676	$235,526
Receivables from secured financing arrangements at fair value (cost September 30, 2018: $9,801; cost September 30, 2017: $9,783)	7,069	8,305
Cash and cash equivalents	3,226	24,389
Restricted cash	4,808	5,097
Other assets	4,418	3,485
Total assets	$314,197	$276,802

Senior credit facilities payable	$153,010	$113,053
Debt securities payable at fair value (proceeds September 30, 2018: $147,808; proceeds September 30, 2017: $147,052)	147,808	147,052
Other liabilities	13,331	10,383
Total liabilities	$314,149	$270,488
Members' equity	48	6,314
Total liabilities and members' equity	$314,197	$276,802

	Year ended September 30, 2018	Year ended September 30, 2017
Selected Statements of Operations Information:
Interest income	$20,574	$23,222
Other income	65	869
Total investment income	20,639	24,091
Interest expense	20,713	22,195
Other expenses	473	700
Total expenses (1)	21,186	22,895
Net unrealized appreciation (depreciation)	12,386	(22,789)
Net realized gain (loss)	(16,311)	13,350
Net loss	$(4,472)	$(8,243)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the year ended September 30, 2018, the Company sold $8.0 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.0 million cash consideration. No gain or loss was recognized by the Company on these transactions. During the year ended September 30, 2017, the Company sold $10.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $10.5 million cash consideration. No gain or loss was recognized by the Company on these transactions.
The Company determined that the SLF JV I is a significant subsidiary for the years ended September 30, 2018 and September 30, 2017 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. The related summary financial information is presented in this footnote.

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
For the years ended September 30, 2018, 2017 and 2016, the Company recorded total fee income of $9.4 million, $10.5 million, and $22.7 million, respectively, of which $1.2 million, $1.9 million and $6.2 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2018, 2017 and 2016:

(Share amounts in thousands)	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016 (1)
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$46,762	$(196,969)	$(66,556)
Weighted average common shares outstanding — basic	140,961	141,438	147,422
Earnings (loss) per common share — basic	$0.33	$(1.39)	$(0.45)

Earnings (loss) per common share — diluted:
Net increase (decrease) in net assets resulting from operations	$46,762	$(196,969)	$(66,556)
Weighted average common shares outstanding — basic	140,961	141,438	147,422
Adjustments for dilutive effect of convertible notes	—	—	3,917
Weighted average common shares outstanding — diluted	140,961	141,438	151,339
Earnings (loss) per common share — diluted	$0.33	$(1.39)	$(0.45)
__________
(1) The effect of the convertible notes outstanding were anti-dilutive to earnings per share and have been excluded from the diluted earnings per share calculation. For the year ended September 30, 2016, anti-dilution would have totaled approximately $0.01.
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors declares a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP with such shares issued at the greater of the most recently computed net asset value per share of common stock or 95% of the current market price per share of common stock on the payment date for such distribution. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP.
For income tax purposes, the Company estimates that its distributions for the 2018 calendar year will be composed primarily of ordinary income and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2018 calendar year. To the extent that the Company’s taxable earnings for a fiscal and taxable year fall below the amount of dividend distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the fiscal and taxable year may be deemed a return of capital for tax purposes to the Company’s stockholders. For the year ended September 30, 2018, $17.7 million of the Company's distributions were deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2018, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
Total for the year ended September 30, 2018			$0.40	$ 55.0 million	303,198	$ 1.4 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	0.7 million
Total for the year ended September 30, 2017			$0.465	$ 62.5 million	560,114	$ 2.9 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued (1)	DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	0.4 million
Total for the year ended September 30, 2016			$0.72	$ 100.3 million	1,143,340	$ 6.4 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding
Common Stock Offering
There were no common stock offerings during the years ended September 30, 2018, 2017 and 2016.
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
There were no shares repurchases during the year ended September 30, 2018.

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
The ING Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company pursuant to a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among the Company, the other obligors party thereto, and ING Capital LLC, as collateral agent to the secured parties. The Company pledged its entire equity interest in certain subsidiaries to the collateral agent pursuant to the terms of the ING Security Agreement. As of September 30, 2018, except for assets that were held by the Excluded Subsidiaries and certain other immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the ING Facility.
The ING Credit Agreement and related agreements governing the ING Facility require the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.0 to 1.0, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 until November 30, 2018 and (2) 2.25 to 1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The ING Facility also includes usual and customary default provisions such as the failure to make timely payments under the ING Facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the ING Facility, which, if not complied with, could accelerate repayment under the ING Facility. As of September 30, 2018, the Company was in compliance with all financial covenants under the ING Facility.
Each loan or letter of credit originated under the ING Facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING Facility at any particular time or at all.
From May 27, 2010 through November 30, 2017, the Company was party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent (as amended, the “Prior ING Facility”). In connection with the entry into the ING Credit Agreement, the Company repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

August 6, 2018. During the year ended September 30, 2018, the Company expensed $0.2 million of unamortized deferred financing costs related to the Prior ING Facility.
As of September 30, 2018, the Company had $241.0 million of borrowings outstanding under the ING Facility, which had a fair value of $241.0 million. The Company's borrowings under the ING Facility bore interest at a weighted average interest rate of 4.254% for the period from November 30, 2017 to September 30, 2018. As of September 30, 2017, the Company had $226.5 million of borrowings outstanding under the Prior ING Facility. The Company’s borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705%, 3.191% and 2.781% for the period from October 1, 2017 to November 30, 2017 and the years ended September 30, 2017 and 2016, respectively. For the years ended September 30, 2018, 2017 and 2016, the Company recorded interest expense of $11.6 million, $13.6 million and $15.1 million in the aggregate, related to the Prior ING Facility and the ING Facility.
Sumitomo Facility
On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary of the Company entered into a Loan and Servicing Agreement (as subsequently amended, the "Sumitomo Agreement") with respect to a credit facility (as amended, "Sumitomo Facility") with Sumitomo Mitsui Banking Corporation, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
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
As of September 30, 2018, there were no borrowings outstanding under the Sumitomo Facility. As of September 30, 2017, the Company had $29.5 million of borrowings outstanding under the Sumitomo Facility. The Company's borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501%, 3.108% and 2.432% for the period from October 1, 2017 through termination on November 24, 2017, and the years ended September 30, 2017 and 2016, respectively. For the year ended September 30, 2018, the Company recorded interest expense of $0.7 million, including $0.5 million of debt issuance costs that were expensed, related to the Sumitomo Facility. For the years ended September 30, 2017 and 2016, the Company recorded interest expense of $2.4 million and $1.9 million, respectively, related to the Sumitomo Facility.
Excluded Subsidiaries
As of September 30, 2017, FSMP IV and FSMP V had no SBA-guaranteed debentures outstanding. On January 17, 2018, the SBA approved FSMP IV's and FSMP V's requests to surrender their licenses to operate as a SBIC, previously issued in 2010 and 2012, respectively, and the licenses were surrendered in January 2018.
During the years ended September 30, 2017 and 2016, the outstanding SBA-guaranteed debentures held by the Excluded Subsidiaries carried a weighted average interest rate of 3.781% and 3.793% (excluding the SBA annual charge), respectively. For the years ended September 30, 2017 and 2016, the Company recorded aggregate interest expense of $9.3 million and $9.5 million, respectively, related to the SBA-guaranteed debentures of the Excluded Subsidiaries.
See Notes 13 through 14 for discussion of additional debt obligations of the Company.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2018 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2019	2020	2021	2022	2023 and Thereafter
ING Facility	$241,000	$—	$—	$—	$241,000	$—
Secured borrowings	12,314	—	—	12,314	—	—
2019 Notes	228,825	228,825	—	—	—	—
2024 Notes	75,000	—	—	—	—	75,000
2028 Notes	86,250	—	—	—	—	86,250
Total	$643,389	$228,825	$—	$12,314	$241,000	$161,250

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

As of each of September 30, 2018 and September 30, 2017, there were eight investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2018 and 2017 were as follows:

	September 30, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,298,999	85.46%	$1,318,531	93.03%	$1,344,535	86.46%	$1,357,794	95.29%
PIK non-accrual (1)	12,661	0.83	—	—	10,227	0.66	379	0.03
Cash non-accrual (2)	208,345	13.71	98,760	6.97	200,210	12.88	66,636	4.68
Total	$1,520,005	100.00%	$1,417,291	100.00%	$1,554,972	100.00%	$1,424,809	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational and deferred offering costs; (4) income or loss recognition on exited investments; (5) recognition of interest income on certain loans and (6) related to investments in controlled foreign corporations.
As of September 30, 2018, the Company had net capital loss carryforwards of $535.1 million to offset net capital gains, to the extent available and permitted by U.S. federal income tax law. Of the capital loss carryforwards, $10.3 million will expire on September 30, 2019 and $524.8 million will not expire, of which $135.1 million are available to offset future short-term capital gains and $389.7 million are available to offset future long-term capital gains.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the years ended September 30, 2018 and 2017.

	Year ended September 30, 2018	Year ended September 30, 2017
Net increase (decrease) in net assets resulting from operations	$46,762	$(196,969)
Net unrealized (appreciation) depreciation on investments, secured borrowings and foreign currency	(102,605)	97,839
Book/tax difference due to loan fees	—	(188)
Book/tax difference due to exit fees	—	1,081
Book/tax difference due to organizational and deferred offering costs	(87)	(87)
Book/tax difference due to interest income on certain loans	1,348	23,748
Book/tax difference due to capital losses not recognized	99,431	171,782
Other book/tax differences	(6,147)	(7,348)
Taxable/Distributable Income (1)	$38,702	$89,858
(1) The Company's taxable income for the year ended September 30, 2018 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.
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
For the year ended September 30, 2018, the Company recognized a total provision for income taxes of $0.6 million and was comprised of (i) current income taxes of approximately $0.2 million, which resulted from realized gains on investments held by the Company's wholly-owned taxable subsidiaries, and (ii) deferred income taxes of approximately $0.4 million, which was the net effect of a deferred tax liability of $0.7 million resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $0.3 million resulting from unrealized depreciation on investments and capital losses of the Company’s wholly-owned taxable subsidiaries.
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company did not incur a U.S. federal excise tax for calendar years 2016 and 2017 and does not expect to incur a U.S. federal excise tax for calendar year 2018.
For the year ended September 30, 2018, the Company reclassified $86.5 million of additional paid-in-capital to accumulated overdistributed earnings on the Consolidated Statement of Assets and Liabilities to reflect expired capital loss carryforwards and distributions that were deemed to be a return of capital for income tax purposes. Of the $86.5 million, $68.8 million relates to distributions and expired capital loss carryforwards that occurred prior to September 30, 2017. These reclassification entries did not impact total net assets.
As of September 30, 2018, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$—
Net realized capital losses	(535,102)
Unrealized losses, net	(101,011)
The aggregate cost of investments for income tax purposes was $1.6 billion as of September 30, 2018. As of September 30, 2018, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $77.8 million. As of September 30, 2018, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $178.8 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $101.0 million.

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
During the year ended September 30, 2018, the Company recorded an aggregate net realized loss on investments, secured borrowings and foreign currency of $115.1 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(74.8)
TransTrade Operators, Inc.	(32.5)
Traffic Solutions Holdings, Inc.	(15.8)
Metamorph US 3, LLC	(6.7)
Lytx, Inc.	4.4
Other, net	10.3
Total, net	$(115.1)
During the year ended September 30, 2017, the Company recorded an aggregate net realized loss on investments, secured borrowings and foreign currency of $171.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
AdVenture Interactive, Corp.	$(47.4)
Answers Corporation	(37.3)
ERS Acquisition Corp.	(34.3)
Express Group Holdings LLC	(22.3)
Senior Loan Fund JV I, LLC	(19.9)
Eagle Hospital Physicians, LLC	(13.1)
Integrated Petroleum Technologies, Inc.	(11.1)
First Star Aviation, LLC	(3.8)
Dexter Axle Company	7.7
Vandelay Industries Merger Sub, Inc.	5.6
Other, net	4.1
Total, net	$(171.8)
During the year ended September 30, 2016, the Company recorded an aggregate net realized loss on investments and secured borrowings of $125.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(42.8)
Phoenix Brands Merger Sub LLC	(28.7)
JTC Education, Inc.	(22.3)
CCCG, LLC	(17.2)
Miche Group, LLC	(8.1)
QuorumLabs, Inc.	(4.2)
Other, net	(2.0)
Total, net	$(125.3)

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
During the three years ended September 30, 2018, 2017 and 2016, the Company recorded net unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency of $102.6 million, $(97.8) million and $(48.0) million, respectively. For the year ended September 30, 2018, this consisted of $127.4 million of net reclassifications to realized losses (resulting in unrealized appreciation), $2.4 million of net unrealized depreciation on secured borrowings and $2.2 million of net unrealized appreciation on equity investments, offset by $29.4 million of net unrealized depreciation on debt investments . For the year ended September 30, 2017, this consisted of $163.4 million of net unrealized depreciation on debt investments, $93.1 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized appreciation on secured borrowings, offset by $159.0 million of net reclassifications to realized losses (resulting in unrealized appreciation). For the year ended September 30, 2016, the Company's net unrealized depreciation consisted of $147.0 million of net unrealized depreciation on debt investments, $0.6 million of net unrealized depreciation on equity investments and $0.1 million of net unrealized appreciation on secured borrowings, offset by $99.7 million of net reclassifications to realized losses (resulting in unrealized appreciation).
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of September 30, 2018 and September 30, 2017, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.2 million and $6.8 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and the Former Adviser, respectively.
Investment Advisory Agreement
Effective October 17, 2017 and as of September 30, 2018, the Company is party to the Investment Advisory Agreement with Oaktree. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by the Board of Directors of the Company or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the directors of the Company who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.
Base Management Fee

Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the period from October 17, 2017 to September 30, 2018, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $21.4 million, which was payable to Oaktree. For the period from October 17, 2017 to September 30, 2018, Oaktree waived a portion of the base management fee, which resulted in waivers of $0.2 million, which amounts may be subject to recovery by Oaktree.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Incentive Fee

The incentive fee consists of two parts. Under the Investment Advisory Agreement, the first part of the incentive fee (the “incentive fee on income” or "Part I incentive fee") is calculated and payable quarterly in arrears based upon the “pre-incentive fee net investment income” of the Company for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.

For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID debt, instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•
No incentive fee is payable to Oaktree in any quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets;

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. This portion of the incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets in any fiscal quarter; and

•
For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets, the incentive fee on income is equal to 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.

For the period from October 17, 2017 to September 30, 2018, the first part of the incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $9.3 million. To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company that will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any fees will be waived or reimbursed as soon as practicable after the end of the two-year period. As of September 30, 2018, Oaktree had accrued an aggregate amount of $1.2 million of incentive fees potentially subject to waiver, which was included in base management fee and Part I incentive fee payable.

Under the Investment Advisory Agreement, the second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and will equal 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee.
Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree's services under the Investment Advisory Agreement or otherwise as investment adviser.
Collection and Disbursement of Fees Owed to the Former Adviser

Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to the Former Adviser at the end of each quarter. In order to ensure that the Former Adviser received the compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the Investment Advisory Agreement covered the entire quarter in which the Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which the Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay the Former Adviser in early 2018, the pro rata portion of the fees that were earned by, but not paid to, the Former Adviser for services rendered to the Company prior to October 17, 2017.
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
Base Management Fee

Prior to January 1, 2016, the base management fee was calculated at an annual rate of 2.0% of the Company’s gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. For the period from January 1, 2016 to October 17, 2017, the base management fee on total gross assets was reduced from 2.0% to 1.75%. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.

For the period from October 1, 2017 to October 17, 2017 and the years ended September 30, 2017 and 2016, the base management fee (net of waivers) incurred under the investment advisory agreements with the Former Adviser was $1.1 million, $31.1 million and $41.1 million, respectively, all of which were payable to the Former Adviser. For the period from October 1, 2017 to October 17, 2017, the years ended September 30, 2017 and 2016, the Former Adviser voluntarily waived a portion of the base management fee, which resulted in waivers of less than $0.1 million, $0.2 million and $0.3 million, respectively.
Incentive Fee

The incentive fee paid to the Former Adviser had two parts. The first part was calculated and payable quarterly in arrears at a rate of 20% based on the Company’s pre-incentive fee net investment income for the immediately preceding fiscal quarter subject to a “hurdle rate” of 1.75% per quarter (2% for periods prior to January 1, 2017) and a “catch-up” provision. The Company’s net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1.75% base management fee.

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
For the period from October 1, 2017 to October 17, 2017, no incentive fee was incurred under the Former Investment Advisory Agreement. For the years ended September 30, 2017 and 2016, incentive fees incurred under the investment advisory agreement with the Former Adviser were $10.7 million (net of a $1.1 million reduction due to the total return hurdle) and $22.1 million, respectively.
GAAP Accruals

GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of September 30, 2018 because the capital gain incentive fee under the Investment Advisory Agreement will not be charged until the fiscal year ending September 30, 2019.
Administrative Services
The Company entered into the Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator makes reports to the Company’s Board of Directors of its performance of obligations under the Administration Agreement and furnishes advice and recommendations with respect to such other aspects of the Company’s business and affairs, in each case, as it shall determine to be desirable or as reasonably required by the Company’s Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
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
For providing these services, facilities and personnel, the Company reimburses Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.

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
For the year ended September 30, 2018, the Company accrued administrative expenses of $2.1 million, including $0.4 million of general and administrative expenses. Of the accrued administrative expenses of $2.1 million for the year ended September 30, 2018, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.9 million was due to Oaktree Administrator. For the year ended September 30, 2017, the Company accrued administrative expenses of $4.3 million, including $2.1 million of general and administrative expenses, which was due to the Former Administrator. For the year ended September 30, 2016, the Company accrued administrative expenses of $4.0 million, including $2.1 million of general and administrative expenses, which was due to the Former Administrator.
As of September 30, 2018 and September 30, 2017, $3.3 million and $1.8 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses payable to Oaktree Administrator and the Former Administrator, respectively.

Note 12. Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2018 (1)	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Net asset value per share at beginning of period	$6.16	$7.97	$9.00	$9.64	$9.85
Net investment income (2)	0.43	0.51	0.72	0.75	1.00
Net unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency (2)	0.73	(0.69)	(0.33)	(0.46)	(0.23)
Net realized gain (loss) on investments, secured borrowings, foreign currency and unsecured notes payable (2)	(0.83)	(1.21)	(0.84)	(0.19)	0.02
Distributions to stockholders (2)	(0.27)	(0.47)	(0.67)	(0.79)	(0.94)
Tax return of capital (2)	(0.13)	—	(0.05)	—	(0.06)
Net issuance/repurchases of common stock (2)	—	0.05	0.14	0.05	—
Net asset value per share at end of period	$6.09	$6.16	$7.97	$9.00	$9.64
Per share market value at beginning of period	$5.47	$5.81	$6.17	$9.18	$10.29
Per share market value at end of period	$4.96	$5.47	$5.81	$6.17	$9.18
Total return (3)	(1.49)%	2.84%	7.02%	(27.18)%	(0.97)%
Common shares outstanding at beginning of period	140,961	143,259	150,263	153,340	139,041
Common shares outstanding at end of period	140,961	140,961	143,259	150,263	153,340
Net assets at beginning of period	$867,657	$1,142,288	$1,353,094	$1,478,475	$1,368,872
Net assets at end of period	$858,035	$867,657	$1,142,288	$1,353,094	$1,478,475
Average net assets (4)	$841,583	$1,018,498	$1,229,639	$1,413,357	$1,393,635
Ratio of net investment income to average net assets	7.13%	7.13%	8.68%	8.13%	10.23%
Ratio of total expenses to average net assets	9.51%	10.49%	13.09%	10.69%	10.91%
Ratio of net expenses to average net assets	9.35%	10.35%	11.48%	10.65%	10.86%
Ratio of portfolio turnover to average investments at fair value	67.66%	39.06%	23.39%	23.02%	25.50%
Weighted average outstanding debt (5)	$608,553	$982,372	$1,190,105	$1,228,413	$1,110,021
Average debt per share (2)	$4.32	$6.95	$8.07	$8.02	$7.82
Asset coverage ratio	232.98%	227.58%	220.84%	238.95%	273.48%
 __________

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of loans payable for the period.

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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2018, the Company repurchased and subsequently canceled $21.2 million of the 2019 Notes. The Company recognized a loss of $0.1 million in connection with such transaction. There were no repurchases during the years ended September 30, 2017 and 2016.
For the years ended September 30, 2018, 2017 and 2016, the Company recorded interest expense of $12.6 million, $13.3 million and $13.3 million, respectively, related to the 2019 Notes.
As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively. As of September 30, 2017, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $248.4 million and $250.6 million, respectively.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2018, 2017 and 2016, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the years ended September 30, 2018, 2017 and 2016, the Company recorded interest expense of $4.6 million related to the 2024 Notes.
As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively. As of September 30, 2017, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.5 million and $76.0 million, respectively.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended September 30, 2018, 2017 and 2016, the Company did not repurchase any of the 2028 Notes in the open market.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For each of the years ended September 30, 2018, 2017 and 2016, the Company recorded interest expense of $5.5 million related to the 2028 Notes.
As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively. As of September 30, 2017, there were $84.2 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.2 million and $87.5 million, respectively.
Note 14. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of September 30, 2018, there were $12.3 million of secured borrowings outstanding. As of September 30, 2018, secured borrowings at fair value totaled $9.7 million and the fair value of the investment that is associated with these secured borrowings was $34.3 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the years ended September 30, 2018, 2017 and 2016, there were $1.2 million, $5.4 million and $2.9 million of net repayments on secured borrowings, respectively.
For the years ended September 30, 2018, 2017 and 2016, the secured borrowings bore interest at a weighted average interest rate of 5.34%, 8.08% and 7.26%, respectively. For the years ended September 30, 2018, 2017 and 2016, the Company recorded interest expense of $0.7 million, $1.2 million and $1.5 million, respectively, related to the secured borrowings. For the years ended September 30, 2018, 2017 and 2016, the Company recorded unrealized (appreciation) depreciation on secured borrowings of $2.4 million, $(0.3) million and $(0.1) million, respectively. For the year ended September 30, 2018, the unrealized depreciation on secured borrowings was primarily attributable to an increase in credit risk.
Note 15. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2018, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) on investments and foreign currency” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) on investments, secured borrowings and foreign currency” in the accompanying consolidated statement of operations. Forward currency contracts and interest rate swaps are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$23,113	£17,579	10/26/2018	$162	$—	Derivative asset

Note 16. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. ("FSOF") and OCSI. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of the Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSI, (iii) FSOF’s trading in the securities of publicly traded Business Development Companies, (iv) statements to the Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSI, (v) various issues relating to adoption and implementation of policies and procedures

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The Company is cooperating with the Division of Enforcement investigation, has produced requested documents, and believe our obligations with respect to the matter are concluded. Oaktree is not subject to these subpoenas.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of September 30, 2018, the Company's only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. As of September 30, 2017, the Company's only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC equity interests, and limited partnership interests) as of September 30, 2018 and September 30, 2017 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2018	September 30, 2017
P2 Upstream Acquisition Co.	$10,000	$10,000
InMotion Entertainment Group, LLC	7,534	7,544
EOS Fitness Opco Holdings, LLC	5,000	5,000
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	4,656	2,760
Dominion Diagnostics, LLC	4,180	4,180
TerSera Therapeutics, LLC	3,281	—
Keypath Education, Inc.	3,000	3,000
PLATO Learning Inc. (1)	2,671	2,664
Datto Inc.	2,356	—
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Senior Loan Fund JV 1, LLC	1,328	1,328
Thing5, LLC (1)(2)	1,298	3,000
iCIMs, Inc.	882	—
Access CIG LLC	765	—
Ministry Brands, LLC	700	1,708
Cenegenics, LLC (1)(2)	297	297
GKD Index Partners LLC	289	—
Refac Optical Group	—	2,080
TransTrade Operators, Inc.	—	1,052
Valet Merger Sub, Inc.	—	9,326
Sterling Capital Partners IV, L.P. (limited partnership interest)	—	490
ACON Equity Partners III, LP (limited partnership interest)	—	239
Lift Brands Holdings, Inc.	—	15,000
Edge Fitness, LLC	—	8,353
Impact Sales, LLC	—	3,234
WeddingWire, Inc.	—	3,000
Motion Recruitment Partners LLC	—	2,900
Traffic Solutions Holdings, Inc.	—	2,998
OmniSYS Acquisition Corporation	—	2,500
SPC Partners VI, L.P. (limited partnership interest)	—	2,000
Metamorph US 3, LLC	—	1,470
Riverside Fund V, LP (limited partnership interest)	—	539
Webster Capital III, L.P. (limited partnership)	—	736
Tailwind Capital Partners II, L.P. (limited partnership interest)	—	391
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	—	472
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	—	365
Riverside Fund IV, LP (limited partnership interest)	—	254
Bunker Hill Capital II (QP), LP (limited partnership interest)	—	183
SPC Partners V, L.P. (limited partnership interest)	—	159
Riverlake Equity Partners II, LP (limited partnership interest)	—	129
Milestone Partners IV, LP (limited partnership interest)	—	180
BeyondTrust Software, Inc.	—	5,995
Systems, Inc.	—	3,030
Ping Identity Corporation	—	2,500
Sailpoint Technologies, Inc.	—	1,500
Garretson Firm Resolution Group, Inc.	—	508
RCP Direct II, LP (limited partnership interest)	—	364
RCP Direct, LP (limited partnership interest)	—	184
Total	$52,698	$118,073
 ___________
(1) This investment was on cash or PIK non-accrual status as of September 30, 2018.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of September 30, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for Oaktree Specialty Lending Corporation for the years ended September 30, 2018, 2017 and 2016 are below:

	For or as of the three months ended
(dollars in thousands, except per share amounts)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total investment income	$38,220	$31,847	$34,779	$33,876	$35,732	$44,917	$45,555	$51,760	$59,160	$64,026	$59,563	$65,122
Net investment income	17,031	14,430	15,263	13,322	11,464	19,390	18,504	23,294	25,695	29,106	25,343	26,582
Net realized and unrealized loss, net of taxes	16,300	9,822	4,357	(43,763)	(136,935)	(25,447)	(9,703)	(97,536)	(29,128)	(34,324)	(20,363)	(89,468)
Net increase (decrease) in net assets resulting from operations	33,331	24,252	19,620	(30,441)	(125,471)	(6,057)	8,801	(74,242)	(3,433)	(5,218)	4,980	(62,886)
Net assets	858,035	838,095	827,234	819,595	867,657	1,010,750	1,019,626	1,030,272	1,142,288	1,184,376	1,225,974	1,263,113
Total investment income per common share	$0.27	$0.23	$0.25	$0.24	$0.25	$0.32	$0.32	$0.36	$0.41	$0.44	$0.40	$0.43
Net investment income per common share	0.12	0.10	0.11	0.09	0.08	0.14	0.13	0.16	0.18	0.20	0.17	0.18
Earnings (losses) per common share	0.24	0.17	0.14	(0.22)	(0.89)	(0.04)	0.06	(0.52)	(0.02)	(0.04)	0.03	(0.42)
Net asset value per common share at period end	6.09	5.95	5.87	5.81	6.16	7.17	7.23	7.31	7.97	8.15	8.33	8.41

Note 18. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2018, except as discussed below:
Distribution Declaration
On November 19, 2018, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable on December 28, 2018 to stockholders of record on December 17, 2018.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2018

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2018	% of Total Net Assets
Control Investments
AdVenture Interactive, Corp.		Advertising
9,073 shares of common units			$—	$—	$—	$13,818	$136	$(13,954)	$—	—%
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021			—	(30,103)	75	4,445	33,094	(37,539)	—	—%
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			—	(14,090)	—	—	14,090	(14,090)	—	—%
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			—	(1,602)	—	—	1,602	(1,602)	—	—%
4,930.03 Class A Units in Ameritox Holdings II, LLC			—	(29,049)	—	—	29,049	(29,049)	—	—%
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out			—	(848)	—	4,986	3,017	(8,003)	—	—%
First Star Bermuda Aviation Limited (5)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			—	392	1,390	11,868	305	(12,173)	—	—%
100% equity interest			—	808	—	2,323	5,543	(7,866)	—	—%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	—	2,050	41,395	1,557	(10,442)	32,510	3.8%
100% equity interest			—	—	—	3,926	3,546	(7,472)	—	—%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	9.39%		18,146	—	1,791	19,960	—	(1,814)	18,146	2.1%
First Lien Revolver, LIBOR+7.75% (1% floor) cash due 4/3/2022			—	—	17	—	1	(1)	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,918	66	—	7,984	0.9%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	7.39%		4,107	—	303	4,107	—	—	4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	7.49%		1,453	—	149	2,504	—	(1,051)	1,453	0.2%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	7.39%		1,009	—	79	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	736	1,555	—	2,291	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	8.33%		99,813	—	9,014	101,030	—	(1,217)	99,813	11.6%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC			29,520	—	3,814	27,641	2,057	(178)	29,520	3.4%
87.5% equity interest			—	—	—	5,525	—	(5,484)	41	—%

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2018	% of Total Net Assets
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021			$—	$—	$3,174	$36,568	$393	$(36,961)	$—	—%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021			—	—	85	1,250	753	(2,003)	—	—%
LC Facility, 6% cash due 4/1/2021			—	—	164	4,752	4	(4,756)	—	—%
746,114 Series A Preferred Units, 10%			—	(10,462)	—	7,700	12,329	(20,029)	—	—%
746,114 Common Stock Unit			—	(5,316)	—	—	5,316	(5,316)	—	—%
TransTrade Operators, Inc.		Air freight and logistics
First Lien Term Loan, 5% cash due 12/31/2017			—	(15,574)	—	1,810	15,574	(17,384)	—	—%
First Lien Revolver, 8% cash due 12/31/2017			—	(7,757)	—	—	8,497	(8,497)	—	—%
596.67 Series A Common Units			—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC			—	(4,000)	—	—	4,000	(4,000)	—	—%
5,200,000 Series B Preferred Units in TransTrade Holding LLC			—	(5,200)	—	—	5,200	(5,200)	—	—%
Total Control Investments			$186,558	$(122,801)	$22,105	$305,271	$147,684	$(256,081)	$196,874	22.9%

Affiliate Investments
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			—	—	1,738	22,957	308	(23,265)	—	—%
4,668,788 shares of Preferred Stock			—	2,048	—	1,827	221	(2,048)	—	—%
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			—	—	753	9,665	216	(9,881)	—	—%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	2,534	—	(373)	2,161	0.3%
Total Affiliate Investments			$—	$2,048	$2,491	$36,983	$745	$(35,567)	$2,161	0.3%
Total Control & Affiliate Investments			$186,558	$(120,753)	$24,596	$342,254	$148,429	$(291,648)	$199,035	23.2%

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

(6)
Together with Kemper, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2017

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2017	% of Total Net Assets
Control Investments
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	8.34%		$36,567	$—	$4,243	$36,328	$1,303	$(1,063)	$36,568	4.2%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021	7.34%		1,250	—	122	2,800	1,261	(2,811)	1,250	0.1%
LC Facility, 6% cash due 4/1/2021			4,752	—	236	3,518	1,248	(14)	4,752	0.5%
746,114 Series A Preferred Units, 10%			—	—	1,471	20,094	3,201	(15,595)	7,700	0.9%
746,114 Common Stock Units			—	—	—	—	2,284	(2,284)	—	—%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 5% cash due 12/31/2017			15,973	—	8	7,046	644	(5,880)	1,810	0.2%
First Lien Revolver, 8% cash due 12/31/2017			7,757	—	(4)	—	2,680	(2,680)	—	—%
596.67 Series A Common Units				—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC				—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				—	—	—	—	—	—	—%
First Star Aviation, LLC (6)		Airlines
10,104,401 Common Units			—	(3,767)	—	2,413	3,120	(5,533)	—	—%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			41,395	—	2,618	54,214	4,031	(16,850)	41,395	4.8%
100% equity interest			—	—	—	2,839	8,500	(7,413)	3,926	0.5%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	915	11,851	179	(162)	11,868	1.4%
100% equity interest			—	—	—	5,729	58	(3,464)	2,323	0.3%
Eagle Hospital Physicians, LLC		Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017			—	(13,812)	571	13,875	1,058	(14,933)	—	—%
First Lien Term Loan B, 8.1% PIK due 4/30/2017			—	—	81	3,887	4,189	(8,076)	—	—%
First Lien Revolver, 8% cash due 4/30/2017			—	—	156	1,913	2,257	(4,170)	—	—%
4,100,000 Class A Common Units			—	—	—	7,421	4,100	(11,521)	—	—%
Earn-out			—	—	—	—	7,851	(2,865)	4,986	0.6%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021			—	(19,857)	2,859	129,004	16,546	(145,550)	—	—%
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.88%		101,030	—	5,225	—	101,030	—	101,030	11.6%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,641	—	2,977	—	27,641	—	27,641	3.2%
87.5% LLC equity interest			—	—	1,050	13,708	434	(8,617)	5,525	0.6%
Express Group Holdings LLC		Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019			—	(22,312)	(110)	1,193	12,073	(13,266)	—	—%
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019			—	—	(2)	6,090	5,211	(11,301)	—	—%
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016			—	—	106	3,000	—	(3,000)	—	—%
14,033,391 Series B Preferred Units			—	—	—	—	3,982	(3,982)	—	—%
280,668 Series A Preferred Units			—	—	—	—	1,593	(1,593)	—	—%
1,456,344 Common Units			—	—	—	—	—	—	—	—%

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2017	% of Total Net Assets
Ameritox Ltd. (7)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.33%		$38,338	$—	$2,428	$31,039	$9,151	$(35,745)	$4,445	0.5%
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC			—	—	—	15,437	1,423	(16,860)	—	—%
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC			—	—	—	1,755	162	(1,917)	—	—%
4,930.03 Common Units in Ameritox Holdings II, LLC			—	—	—	13,113	—	(13,113)	—	—%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	6.33%		4,107	—	140	—	4,107	—	4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	6.43%		2,504	—	87	—	2,504	—	2,504	0.3%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	6.33%		1,009	26	39	—	1,009	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	—	736	—	736	0.1%
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock			—	—	—	—	24,466	(10,648)	13,818	1.6%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	8.33%		19,960	—	835	—	19,960	—	19,960	2.3%
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022	8.33%		—	—	8	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	—	10,648	(2,730)	7,918	0.9%
Total Control Investments			$314,151	$(59,722)	$26,059	$388,267	$290,640	$(373,636)	$305,271	35.2%

Affiliate Investments
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,719	—	1,170	9,549	232	(116)	9,665	1.1%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	4,079	5	(1,550)	2,534	0.3%
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			22,956	—	4,310	24,268	995	(2,306)	22,957	2.6%
4,668,788 shares of Preferred Stock			—	—	—	1,873	349	(395)	1,827	0.2%
Total Affiliate Investments			$32,675	$—	$5,480	$39,769	$1,581	$(4,367)	$36,983	4.3%
Total Control & Affiliate Investments			$346,826	$(59,722)	$31,539	$428,036	$292,221	$(378,003)	$342,254	39.4%

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed by, or under the supervision of, its chief executive officer and chief financial officer, and effected by such company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2018.

The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III — OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	149

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

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

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

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

10.2	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.3	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.4
Senior Loan Fund JV I, LLC Limited Liability Company Agreement, dated May 2, 2014, by and between Oaktree Specialty Lending Corporation and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on May 7, 2014).

10.5
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

10.6
Amendment No. 1 to the Purchase and Settlement Agreement, dated as of February 23, 2016, by and among Oaktree Specialty Lending Corporation, Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund and RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 8-K (File No. 001-33901) filed on February 24, 2016).

10.7
Administration Agreement, dated as of October 17, 2017, between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

10.8
Pledge Agreement, dated as of October 17, 2017, between the Registrant and Fifth Street Holdings L.P. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

10.9
Senior Secured Revolving Credit Agreement, dated as of November 30, 2017, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 4, 2017).

10.10
Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated July 10, 2018, by and among the Registrant, the lenders party thereto and ING Capital LLC as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 814-00755) filed on July 11, 2018).

14.1
Joint Code of Ethics of the Registrant and Oaktree Strategic Income Corporation (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 29, 2017).

14.2	Code of Ethics of Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 29, 2017).

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
Mel Carlisle
Chief Financial Officer and Treasurer
Date: November 28, 2018
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edgar Lee, Mel Carlisle and Mathew Pendo, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDGAR LEE Edgar Lee	Chief Executive Officer (principal executive officer)	November 28, 2018

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 28, 2018

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 28, 2018

/s/ JOHN B. FRANK John B. Frank	Director	November 28, 2018

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 28, 2018

/s/ RICHARD G. RUBEN Richard G. Ruben	Director	November 28, 2018

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 28, 2018