Form 10-Q
period 2018-12-31
Oaktree Specialty Lending Corp
filed 2019-02-07
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
(213) 830-6300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of February 5, 2019.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2018 (unaudited)	September 30, 2018
ASSETS
Investments at fair value:
Control investments (cost December 31, 2018: $212,583; cost September 30, 2018: $213,470)	$190,167	$196,874
Affiliate investments (cost December 31, 2018: $2,659; cost September 30, 2018: $1,080)	3,740	2,161
Non-control/Non-affiliate investments (cost December 31, 2018: $1,372,068; cost September 30, 2018: $1,392,383)	1,270,978	1,292,166
Total investments at fair value (cost December 31, 2018: $1,587,310; cost September 30, 2018: $1,606,933)	1,464,885	1,491,201
Cash and cash equivalents	56,186	13,380
Restricted cash	470	109
Interest, dividends and fees receivable	9,981	10,272
Due from portfolio companies	2,122	1,357
Receivables from unsettled transactions	—	26,760
Deferred financing costs	4,798	5,209
Derivative asset at fair value	—	162
Other assets	3,082	3,008
Total assets	$1,541,524	$1,551,458
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,362	$3,581
Base management fee and incentive fee payable	8,370	8,223
Due to affiliate	3,553	3,274
Interest payable	6,233	3,365
Payable to syndication partners	379	109
Director fees payable	68	—
Payables from unsettled transactions	40,309	37,236
Derivative liability at fair value	190	—
Deferred tax liability	557	422
Credit facility payable	211,000	241,000
Unsecured notes payable (net of $3,196 and $3,483 of unamortized financing costs as of December 31, 2018 and September 30, 2018, respectively)	386,839	386,485
Secured borrowings at fair value (proceeds December 31, 2018: $11,869; proceeds September 30, 2018: $12,314)	9,302	9,728
Total liabilities	669,162	693,423
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of December 31, 2018 and September 30, 2018	1,409	1,409
Additional paid-in-capital	1,492,739	1,492,739
Accumulated overdistributed earnings	(621,786)	(636,113)
Total net assets (equivalent to $6.19 and $6.09 per common share as of December 31, 2018 and September 30, 2018, respectively) (Note 12)	872,362	858,035
Total liabilities and net assets	$1,541,524	$1,551,458
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2018	Three months ended December 31, 2017
Interest income:
Control investments	$3,339	$3,203
Affiliate investments	13	949
Non-control/Non-affiliate investments	32,167	25,565
Interest on cash and cash equivalents	270	221
Total interest income	35,789	29,938
PIK interest income:
Control investments	67	1,191
Affiliate investments	—	176
Non-control/Non-affiliate investments	765	500
Total PIK interest income	832	1,867
Fee income:
Control investments	6	120
Affiliate investments	4	4
Non-control/Non-affiliate investments	1,192	907
Total fee income	1,202	1,031
Dividend and other income:
Control investments	453	1,040
Total dividend and other income	453	1,040
Total investment income	38,276	33,876
Expenses:
Base management fee	5,568	5,590
Part I incentive fee	3,728	830
Part II incentive fee	1,820	—
Professional fees	966	2,898
Directors fees	143	176
Interest expense	8,904	9,584
Administrator expense	763	494
General and administrative expenses	631	1,116
Total expenses	22,523	20,688
Fees waived	(1,564)	(134)
Net expenses	20,959	20,554
Net investment income	17,317	13,322
Unrealized appreciation (depreciation):
Control investments	(5,820)	(1,326)
Affiliate investments	—	(168)
Non-control/Non-affiliate investments	(784)	(43,633)
Secured borrowings	(19)	1,655
Foreign currency forward contracts	(352)	—
Net unrealized appreciation (depreciation)	(6,975)	(43,472)
Realized gains (losses):
Non-control/Non-affiliate investments	16,761	(291)
Foreign currency forward contracts	1,201	—
Net realized gains (losses)	17,962	(291)
Provision for income taxes	(586)	—
Net realized and unrealized gains (losses), net of taxes	10,401	(43,763)
Net increase (decrease) in net assets resulting from operations	$27,718	$(30,441)
Net investment income per common share — basic and diluted	$0.12	$0.09
Earnings (loss) per common share — basic and diluted (Note 5)	$0.20	$(0.22)
Weighted average common shares outstanding — basic and diluted	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2018	Three months ended December 31, 2017
Operations:
Net investment income	$17,317	$13,322
Net unrealized appreciation (depreciation)	(6,975)	(43,472)
Net realized gains (losses)	17,962	(291)
Provision for income taxes	(586)	—
Net increase (decrease) in net assets resulting from operations	27,718	(30,441)
Stockholder transactions:
Distributions to stockholders	(13,391)	(17,621)
Net decrease in net assets from stockholder transactions	(13,391)	(17,621)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	384	294
Repurchases of common stock under dividend reinvestment program	(384)	(294)
Net increase (decrease) in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	14,327	(48,062)
Net assets at beginning of period	858,035	867,657
Net assets at end of period	$872,362	$819,595
Net asset value per common share	$6.19	$5.81
Common shares outstanding at end of period	140,961	140,961
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2018	Three months ended December 31, 2017
Operating activities:
Net increase (decrease) in net assets resulting from operations	$27,718	$(30,441)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation	6,975	43,472
Net realized (gains) losses	(17,962)	291
PIK interest income, net of PIK interest income collected	(832)	(764)
Accretion of original issue discount on investments	(7,518)	(2,997)
Accretion of original issue discount on unsecured notes payable	66	66
Amortization of deferred financing costs	699	1,341
Deferred taxes	135	—
Purchases of investments and net revolver activity	(162,422)	(200,166)
Principal payments received on investments (scheduled payments)	5,701	14,149
Principal payments received on investments (payoffs)	98,842	196,415
Proceeds from the sale of investments	103,783	74,296
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	291	(2,190)
(Increase) decrease in due from portfolio companies	(765)	302
(Increase) decrease in receivables from unsettled transactions	26,760	(8,869)
(Increase) decrease in other assets	(74)	(2,746)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,219)	1,073
Increase (decrease) in base management fee and incentive fee payable	147	(464)
Increase (decrease) in due to affiliate	279	(281)
Increase (decrease) in interest payable	2,868	3,380
Increase (decrease) in payables from unsettled transactions	3,073	(25,226)
Increase (decrease) in director fees payable	68	(8)
Increase (decrease) in amounts payable to syndication partners	270	(1)
Net cash provided by operating activities	86,883	60,632
Financing activities:
Distributions paid in cash	(13,007)	(17,327)
Borrowings under credit facilities	—	35,000
Repayments of borrowings under credit facilities	(30,000)	(85,995)
Repayments of secured borrowings	(325)	—
Repurchases of common stock under dividend reinvestment plan	(384)	(294)
Deferred financing costs paid	—	(6,175)
Net cash used in financing activities	(43,716)	(74,791)
Net increase (decrease) in cash and cash equivalents and restricted cash	43,167	(14,159)
Cash and cash equivalents and restricted cash, beginning of period	13,489	59,913
Cash and cash equivalents and restricted cash, end of period	$56,656	$45,754
Supplemental information:
Cash paid for interest	$5,272	$4,797
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$384	$294

Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2018	September 30, 2018
Cash and cash equivalents	$56,186	$13,380
Restricted cash	470	109
Total cash and cash equivalents and restricted cash	$56,656	$13,489

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Control Investments (8)(9)
First Star Speir Aviation Limited (10)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020 (11)			$32,510	$23,699	$32,510
100% equity interest (11)(12)				8,500	967
				32,199	33,477
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (6)	9.80%		18,146	18,146	18,146
First Lien Revolver, LIBOR+7.75% (1% floor) cash due 4/3/2022 (6)(19)			—	—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,984
				28,794	26,130
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (6)	7.80%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (6)	7.90%		902	902	903
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (6)(19)	7.80%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,291
				6,018	8,310
Senior Loan Fund JV I, LLC (14)(15)		Multi-sector holdings
Subordinated Note, LIBOR+7% cash due 12/29/2028 (6)(11)	9.45%		96,250	96,250	96,250
87.5% LLC equity interest (11)(16)(19)				49,322	26,000
				145,572	122,250
Total Control Investments (21.8% of net assets)				$212,583	$190,167

Affiliate Investments (17)
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6% cash due 10/17/2023 (6)(19)	8.80%		$815	$815	$815
764,376.60 Class A Units				764	764
583,190.81 Class B Units				—	—
				1,579	1,579
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	2,161
				1,080	2,161
Total Affiliate Investments (0.4% of net assets)				$2,659	$3,740

Non-Control/Non-Affiliate Investments (18)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (6)	8.52%		$5,891	$5,846	$5,891
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (6)(19)			—	(17)	—
				5,829	5,891
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% cash 1.5% PIK due 1/13/2022 (6)(20)	7.75%		23,865	23,059	20,763
				23,059	20,763
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025 (6)(20)	6.46%		5,873	5,880	5,722
First Lien Delayed Draw Term Loan, LIBOR+3.75% cash due 2/27/2025 (6)(19)(20)			—	—	(13)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (6)(20)	10.46%		15,000	14,879	14,863
				20,759	20,572
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—
				5,165	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/28/2019 (6)(21)			25,957	22,596	—
				22,596	—
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				$13,611	$6,557
				13,611	6,557
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan B, LIBOR+4.5% cash due 7/9/2025 (6)(11)(20)	7.02%		$22,036	21,416	21,857
				21,416	21,857
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% (0% floor) cash due 7/10/2026 (6)(11)(20)	7.25%		€17,500	20,035	19,780
				20,035	19,780
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 3/14/2025 (6)(20)	6.75%		$6,369	6,221	5,950
				6,221	5,950
AirStrip Technologies, Inc.		Application software
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025 (6)(20)	7.02%		7,960	7,888	7,522
				7,888	7,522
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond 10% cash due 8/15/2023 (11)(20)			2,561	2,602	2,388
Fixed Rate Bond 8% cash due 2/15/2023 (11)(20)			23,915	23,356	22,420
				25,958	24,808
Allen Media, LLC		Movies & entertainment
First Lien Term Loan B, LIBOR+6.5% (1% floor) cash due 8/30/2023 (6)	9.21%		20,000	19,529	19,426
				19,529	19,426
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (6)(20)	6.27%		9,828	9,875	9,351
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/28/2023 (6)(20)	11.02%		1,149	1,166	1,094
				11,041	10,445
Altice France S.A.		Integrated telecommunication services
Fixed Rate Bond 8.125% cash due 1/15/2024 (11)(20)			3,000	3,052	2,805
Fixed Rate Bond 7.625% cash due 2/15/2025 (11)(20)			2,000	2,014	1,668
				5,066	4,473
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK due 12/13/2023 (11)			30,000	29,404	29,404
				29,404	29,404
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (6)	9.80%		9,456	9,320	9,399
				9,320	9,399
Asset International, Inc.		Research & consulting services
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/29/2025 (6)	12.05%		15,000	14,702	14,669
				14,702	14,669
Asurion, LLC		Property & casualty insurance
First Lien Term Loan B4, LIBOR+3% cash due 8/4/2022 (6)(20)	5.52%		1,834	1,811	1,767
Second Lien Term Loan B2, LIBOR+6.5% (1% floor) cash due 8/4/2025 (6)(20)	9.02%		22,000	21,948	21,821
				23,759	23,588
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Avantor Inc.		Healthcare distributors
Fixed Rate Bond 9% cash due 10/1/2025 (20)			$3,000	$2,972	$3,008
				2,972	3,008
Belk Inc.		Department stores
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 12/12/2022 (6)(20)	7.36%		660	574	535
				574	535
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 6/15/2026 (6)(20)	9.50%		26,250	25,987	25,900
				25,987	25,900
Boxer Parent Company Inc.		Systems software
First Lien Term Loan B, LIBOR+4.25% cash due 10/2/2025 (6)(20)	7.05%		11,013	10,902	10,650
				10,902	10,650
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (6)(20)	8.53%		3,146	3,121	3,060
				3,121	3,060
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (21)			29,181	27,738	6,029
First Lien Revolver, 15% cash due 9/30/2019 (19)(21)			2,203	2,203	219
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,839	6,248
CITGO Holdings Inc.		Oil & gas refining & marketing
Fixed Rate Bond 10.75% cash due 2/15/2020 (20)			21,300	22,272	21,779
				22,272	21,779
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,848
				2,000	2,848
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	433
				105	433
Covia Holdings Corporation		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 6/1/2025 (6)(11)(20)	6.55%		7,960	7,960	5,811
				7,960	5,811
DAE Aviation Holdings		Aerospace & defense
Fixed Rate Bond 10% cash due 7/15/2023 (20)			1,500	1,611	1,605
				1,611	1,605
Datto Inc.		Technology distributors
First Lien Term Loan, LIBOR+8% (1% floor) cash due 12/7/2022 (6)	10.46%		35,000	34,450	34,160
First Lien Revolver, LIBOR+8% (1% floor) cash due 12/7/2022 (6)(19)			—	(37)	(57)
				34,413	34,103
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 10/31/2024 (6)(20)	6.52%		4,254	4,211	4,180
				4,211	4,180
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/18/2019 (21)			$20,120	$14,840	$8,968
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (6)	7.45%		45,691	39,809	45,691
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (6)(19)	7.45%		1,742	1,742	1,742
				56,391	56,401
Eagleview Technology Corporation		Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 8/14/2026 (6)	9.96%		12,000	11,880	11,760
				11,880	11,760
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8% (1% floor) cash due 9/28/2020 (6)	10.80%		23,086	22,695	22,901
				22,695	22,901
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (6)	10.60%		3,502	3,502	3,503
First Lien Revolver, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (6)(19)			—	—	—
487.5 Class A Preferred Units, 12%				488	782
12,500 Class B Common Units				13	1,052
				4,003	5,337
Equitrans Midstream Corp.		Oil & gas storage & transportation
First Lien Term Loan B, LIBOR+4.5% cash due 1/31/2024 (6)(11)(20)	7.03%		12,000	11,640	11,770
				11,640	11,770
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% (0% floor) cash due 5/1/2026 (6)(20)	10.02%		20,000	19,908	20,100
				19,908	20,100
ExamSoft Worldwide, Inc.		Application software
180,707 Class C Units in ExamSoft Investor LLC				181	—
				181	—
Gentiva Health Services, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+7% cash due 7/2/2026 (6)(20)	9.56%		14,500	14,404	14,500
				14,404	14,500
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4% cash due 8/6/2025 (6)	6.80%		17,955	17,865	17,955
Second Lien Term Loan, LIBOR+7.5% cash due 8/6/2026 (6)	10.30%		10,000	9,905	10,000
				27,770	27,955
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 6/29/2023 (6)	10.05%		23,913	23,698	23,482
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 6/29/2023 (6)(19)	10.04%		347	336	327
				24,034	23,809
GoodRx, Inc.		Interactive media & services
Second Lien Term Loan, LIBOR+7.5% cash due 10/12/2026 (6)	9.96%		22,222	21,761	22,110
				21,761	22,110
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	769
				213	769
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
IBG Borrower LLC		Apparel, accessories & luxury goods
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/2/2022 (6)	9.81%		$14,734	$13,187	$13,187
				13,187	13,187
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 9/12/2024 (6)	8.94%		14,118	13,850	13,850
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 9/12/2024 (6)(19)			—	(17)	(17)
				13,833	13,833
Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				113	—
Intelsat Jackson Holdings S.A.		Alternative carriers
First Lien Term Loan B3, LIBOR+3.75% (1% floor) cash due 11/27/2023 (6)(11)(20)	6.26%		2,000	1,985	1,945
				1,985	1,945
Internet Pipeline, Inc.		Internet services & infrastructure
Incremental First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022 (6)	7.28%		5,496	5,443	5,456
				5,443	5,456
Janrain, Inc.		Application software
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,141	6,141	5,925
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	249
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,695	6,174
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (6)	11.02%		6,105	5,927	6,159
				5,927	6,159
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(16)				1,502	3,284
				1,502	3,284
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 8/29/2022 (6)(20)	7.28%		20,047	19,659	18,519
				19,659	18,519
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan A, LIBOR+5% (1% floor) cash due 11/25/2020 (6)(11)(20)	7.52%		1,824	1,826	1,711
				1,826	1,711
Lift Brands Holdings, Inc.		Leisure facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	3,020
				1,399	3,020
Long's Drugs Incorporated		Pharmaceuticals
50 Series A Preferred Shares in Long's Drugs Incorporated				385	836
25 Series B Preferred Shares in Long's Drugs Incorporated				210	519
				595	1,355

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (6)(20)	9.27%		$9,000	$9,000	$8,404
				9,000	8,404
Lytx Holdings, LLC		Research & consulting services
3,500 Class B Units				—	1,468
				—	1,468
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan B, LIBOR+4.25% cash due 8/2/2025 (6)	6.81%		11,970	11,850	11,551
				11,850	11,551
Maverick Healthcare Group, LLC (22)		Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash 2% PIK cash due 3/15/2019 (6)	8.02%		10,488	7,766	10,488
First Lien Term Loan B, LIBOR+11% PIK due 3/15/2019 (6)(23)			52,522	39,110	40,715
CapEx Line, LIBOR+5.75% cash 2% PIK due 3/15/2019 (6)	8.27%		818	580	818
				47,456	52,021
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 2/28/2025 (6)(20)	6.52%		7,463	7,430	7,295
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/2/2026 (6)	11.02%		37,500	36,995	37,125
				44,425	44,420
McAfee, LLC		Systems software
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 9/30/2024 (6)(20)	6.27%		11,040	10,956	10,777
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/29/2025 (6)(20)	11.01%		7,333	7,373	7,303
				18,329	18,080
McDermott Technology (Americas), Inc.		Oil & gas equipment services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 5/12/2025 (6)(11)(20)	7.52%		4,494	4,468	4,208
				4,468	4,208
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (6)	7.80%		2,955	2,931	2,895
				2,931	2,895
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (6)	11.77%		7,056	6,984	7,054
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (6)	11.77%		1,944	1,924	1,943
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (6)(19)			—	(8)	(4)
				8,900	8,993
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023 (6)	8.52%		19,250	19,089	19,154
				19,089	19,154
Natural Resource Partners LP		Coal & consumable fuels
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(20)			7,000	7,294	7,245
				7,294	7,245
Navicure, Inc.		Healthcare technology
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2025 (6)	10.02%		14,500	14,376	14,283
				14,376	14,283
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond 7.375% cash due 5/1/2026 (11)(20)			5,000	5,113	4,600
				5,113	4,600
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
OmniSYS Acquisition Corporation		Diversified support services
100,000 Common Units in OSYS Holdings, LLC				$1,000	$1,072
				1,000	1,072
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (6)	13.30%		$16,750	16,750	13,188
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	—
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	13,188
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 2/1/2020 (6)(19)(20)	6.39%			1,333	1,035
				1,333	1,035
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)(16)				4,842	4,334
				4,842	4,334
PLATO Learning Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 12/9/2021 (23)			2,707	2,434	—
Unsecured Junior PIK Note, 10% PIK due 12/9/2021 (23)			12,812	10,227	—
Unsecured Revolver, 5% cash due 12/9/2021 (19)(21)			603	493	(1,590)
126,127.80 Class A Common Units of Edmentum				126	—
				13,280	(1,590)
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 9/15/2023 (6)	8.52%		18,254	18,082	17,889
				18,082	17,889
QuorumLabs, Inc.		Application software
64,887,669 Junior-2 Preferred Stock				375	—
				375	—
Refac Optical Group (13)		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 1/9/2019 (6)(21)			1,849	1,692	1,849
First Lien Term Loan B, LIBOR+9% cash 1.75% PIK due 1/9/2019 (6)(21)			35,932	32,947	33,091
First Lien Term Loan C, 12.5% cash due 1/9/2019 (21)			3,521	3,232	3,128
First Lien Revolver, LIBOR+8% cash due 1/9/2019 (6)(21)			3,604	3,360	3,604
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	—
				42,536	41,672
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (6)	8.27%		3,152	3,111	3,105
				3,111	3,105
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			16,000	10,370	10,400
				10,370	10,400
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
ShareThis, Inc.		Application software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				$367	$4
				367	4
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7% (1% floor) cash due 11/7/2023 (6)(11)	9.81%		$25,000	23,061	23,061
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 11/7/2023 (6)(11)(19)			—	(121)	(121)
Stock Warrants (exercise price $3.28) expiration date 5/7/2029 (11)				1,750	1,399
				24,690	24,339
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/7/2022 (6)(20)	6.27%		4,987	4,981	4,941
				4,981	4,941
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 2/2/2026 (6)(20)	9.13%		12,500	12,444	11,875
				12,444	11,875
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (6)	12.05%		15,000	14,667	14,813
Second Lien Incremental Term loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (6)	12.05%		3,281	3,206	3,240
Second Lien Incremental Delayed Draw Term Loan, LIBOR+9.25% cash due 12/31/2018 (6)	12.06%		3,281	3,281	3,240
668,879 Common Units of TerSera Holdings LLC				1,731	2,629
				22,885	23,922
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (6)(21)(24)			46,771	46,017	34,068
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (6)(19)(21)			2,274	2,175	2,274
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				50,192	36,342
TigerText, Inc.		Application software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	568
				60	568
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (6)(20)	7.02%		845	845	811
				845	811
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025 (6)	10.76%		21,500	21,191	21,178
				21,191	21,178
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR +4% (1% floor) cash due 4/4/2025 (6)(20)	6.39%		5,733	5,689	5,600
				5,689	5,600
UOS, LLC		Trading companies & distributors
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (6)(20)	8.02%		10,320	10,460	10,320
				10,460	10,320
U.S. Well Services, LLC		Oil & gas drilling
Second Lien Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 5/31/2020 (6)(11)	10.27%		16,000	15,344	15,408
Incremental Second Lien Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 5/31/2020 (6)(11)(19)				—	—
				15,344	15,408
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Veritas US Inc.		Application software
First Lien Term Loan B-1, LIBOR+4.5% (1% floor) cash due 1/27/2023 (6)(20)	7.09%		$34,463	$34,793	$29,626
				34,793	29,626
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 8/27/2025 (6)(20)	7.02%		24,938	24,824	24,189
Fixed Rate Bond 9.75% cash due 8/15/2026 (20)			12,000	12,024	11,325
				36,848	35,514
Vertex Aerospace Services Corp.		Aerospace & defense
First Lien Term Loan B, LIBOR+4.75% cash due 6/29/2025 (6)(20)	7.27%		15,920	15,846	15,801
				15,846	15,801
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	440
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	440
Weatherford International		Oil & gas equipment services
Fixed Rate Bond 9.875% cash due 2/15/2024 (11)(20)			12,000	11,498	7,440
				11,498	7,440
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond 8.625% cash due 10/31/2025 (11)(20)			5,000	4,871	4,475
				4,871	4,475
WP CPP Holdings, LLC		Aerospace & defense
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026 (6)(20)	10.28%		15,000	14,860	14,766
				14,860	14,766
xMatters, Inc.		Application software
600,000 Common Stock Warrants (exercise price $1.78) expiration date 2/26/2025				709	282
				709	282
Yeti Holdings, Inc.		Leisure products
633,938 Common Shares				—	9,408
				—	9,408
Zep Inc.		Specialty chemicals
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (6)	11.05%		30,000	29,875	27,600
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 8/12/2024 (6)(20)	6.80%		1,990	1,902	1,794
				31,777	29,394
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.5% (0% floor) cash due 7/23/2026 (6)(11)(20)	8.23%		£18,000	23,587	22,778
				23,587	22,778
Total Non-Control/Non-Affiliate Investments (145.7% of net assets)				$1,372,068	$1,270,978
Total Portfolio Investments (167.9% of net assets)				$1,587,310	$1,464,885
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$51,241	$51,241
Other cash accounts				5,415	5,415
Total Cash and Cash Equivalents and Restricted Cash (6.5% of net assets)				$56,656	$56,656
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (174.4% of net assets)				$1,643,966	$1,521,541
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$22,719	£17,888	2/4/2019	JPMorgan Chase Bank, N.A.	$(103)
Foreign currency forward contract	$19,747	€17,325	1/17/2019	JPMorgan Chase Bank, N.A.	$(87)

See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(4)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(5)
With the exception of investments held by the Company’s wholly-owned subsidiaries that each formerly held a license from the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”), each of the Company's investments is pledged as collateral under the ING Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.52%, 60-day LIBOR at 2.62%, the 90-day LIBOR at 2.80%, the 180-day LIBOR at 2.88%, the PRIME at 5.50%, the 30-day UK LIBOR at 0.73% and the 30-day EURIBOR at (0.41)%.

(7)
Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

(8)
Control Investments generally are defined by the Investment Company Act of 1940, as amended ("Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(9)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(10)
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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2018, qualifying assets represented 74.6% of the Company's total assets and non-qualifying assets represented 25.4% of the Company's total assets.

(12)	Income producing through payment of dividends or distributions.

(13)
Payments on the Company's investment in Refac Optical Group are currently past due. In October 2018, the Company entered into a forbearance agreement with Refac Optical Group in which the Company has temporarily agreed not to take action against Refac Optical Group. The forbearance agreement extended to January 9, 2019.

(14)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.

(15)
On December 28, 2018, the mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of Senior Loan Fund JV I, LLC ("SLF JV I"), were redeemed and the Company purchased subordinated notes and LLC equity interests issued by SLF JV I. Prior to December 28, 2018, the mezzanine notes issued by SLF Repack Issuer 2016, LLC consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2018
(dollar amounts in thousands)
(unaudited)

(16)
This investment was valued using net asset value as a practical expedient for fair value. Consistent with Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), these investments are excluded from the hierarchical levels.

(17)	Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(18)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(19)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(20)
As of December 31, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by ASC 820. All other investments subject to leveling are categorized as Level 3 as of December 31, 2018 and were valued using significant unobservable inputs.

(21)	This investment was on cash non-accrual status as of December 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(22)
Payments on the Company's investment in Maverick Healthcare Group, LLC ("Maverick Healthcare") are currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare. The forbearance agreement, as amended in June 2018, currently extends to March 15, 2019.

(23)	This investment was on PIK non-accrual status as of December 31, 2018. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(24)
The sale of a portion of this loan does not qualify for true sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments as of December 31, 2018 includes $9.3 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
First Star Speir Aviation Limited (16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020 (11)			$32,510	$24,102	$32,510
100% equity interest (6)(11)				8,500	—
				32,602	32,510
Keypath Education, Inc. (25)		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	9.39%		18,146	18,146	18,146
First Lien Revolver, LIBOR+7.75% (1% floor) cash due 4/3/2022 (13)				—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,984
				28,794	26,130
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.39%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	7.49%		1,453	1,453	1,453
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.39%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,291
				6,569	8,860
Senior Loan Fund JV I, LLC (17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (11)(13)	8.33%		99,813	99,813	99,813
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC (11)			29,520	29,520	29,520
87.5% LLC equity interest (6)(11)(24)				16,172	41
				145,505	129,374
Total Control Investments (22.9% of net assets)				$213,470	$196,874

Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%				$1,080	$2,161
				1,080	2,161
Total Affiliate Investments (0.3% of net assets)				$1,080	$2,161

Non-Control/Non-Affiliate Investments (7)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	8.24%		$5,922	$5,873	$5,922
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)				(17)	—
				5,856	5,922
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan LIBOR+5% cash 1.5% PIK due 1/13/2022 (13)(21)	7.35%		23,832	22,958	23,058
				22,958	23,058
Access CIG LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)(21)	9.99%		14,235	14,118	14,316
Second Lien Delayed Draw Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)(21)				—	4
				14,118	14,320
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—
				5,165	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 11/30/2018 (13)(22)			25,267	22,596	—
				22,596	—

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

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC		Data processing & outsourced services
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				$500	$258
				500	258
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/18/2019 (22)			$20,052	15,589	1,043
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	7.34%		46,435	34,964	40,538
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (10)(13)				—	(531)
				50,553	41,050
Eagleview Technology Corporation		Application software
Second Lien Term Loan, LIBOR+7.5% (1% Floor) cash due 8/14/2026 (13)	9.63%		12,000	11,880	12,240
				11,880	12,240
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8% (1% Floor) cash due 9/28/2020 (13)	10.30%		22,500	22,052	22,050
				22,052	22,050
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (13)	10.36%		3,502	3,502	3,502
First Lien Revolver, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (13)				—	—
487.5 Class A Preferred Units, 12%				488	760
12,500 Class B Common Units				13	872
				4,003	5,134
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% (0% floor) cash due 5/1/2026 (13)(21)	9.74%		20,000	19,904	20,100
				19,904	20,100
ExamSoft Worldwide, Inc.		Application software
180,707 Class C Units in ExamSoft Investor LLC				181	—
				181	—
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020 (13)(22)			711	711	142
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	—
50,000 Common Units in GRG Holdings, LP				5	—
				1,211	142
Gentiva Health Services, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+7% cash due 7/2/2026 (13)(21)	9.34%		14,500	14,401	14,935
				14,401	14,935
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4% cash due 8/6/2025 (13)	6.39%		18,000	17,910	18,113
Second Lien Term Loan, LIBOR+7.5% cash due 8/6/2026 (13)	9.68%		10,000	9,902	9,900
				27,812	28,013
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% Floor) cash due 6/29/2023 (13)	9.64%		24,379	24,147	24,135
First Lien Revolver, LIBOR+7.25% (1% Floor) cash due 6/29/2023 (13)	9.60%		867	856	855
				25,003	24,990
GOBP Holdings Inc.		Hypermarkets & super centers
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)(21)	10.49%		2,071	2,057	2,082
				2,057	2,082

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			$15,000	$15,000	$15,001
				15,000	15,001
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)(21)			10,500	10,555	10,605
				10,555	10,605
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	773
				213	773
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
IBG Borrower LLC		Apparel, accessories & luxury goods
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/2/2022 (13)	9.44%		14,809	13,143	13,624
				13,143	13,624
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (13)	8.64%		14,118	13,838	13,835
First Lien Revolver, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (10)(13)				(17)	(18)
				13,821	13,817
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.65%		11,568	11,529	11,568
First Lien Term Loan B, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.65%		5,043	4,955	5,043
Letter of Credit 6.25% cash due 10/1/2021			3,904	3,897	3,904
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2021 (13)				—	—
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2021 (13)	10.15%		755	747	755
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	2,167
				22,128	23,437
Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				113	—
Internet Pipeline, Inc.		Internet services & infrastructure
Incremental First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022 (13)	7.00%		5,510	5,454	5,509
				5,454	5,509
Janrain, Inc.		Application software
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Jones Energy, Inc.		Oil & gas exploration & production
Fixed Rate Bond 9.25% cash due 3/15/2023 (21)			12,000	11,808	12,390
				11,808	12,390
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,113	6,113	5,606
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	249
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,667	5,855

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
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan B, LIBOR+5.75% (1% Floor) cash due 9/15/2023 (13)	8.07%		$18,300	$18,118	$18,209
				18,118	18,209
QuorumLabs, Inc.		Application software
64,887,669 Junior-2 Preferred Stock				375	—
				375	—
Refac Optical Group (26)		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 1/9/2019 (13)(22)			2,242	2,149	2,241
First Lien Term Loan B, LIBOR+9% cash 1.75% PIK due 1/9/2019 (13)(22)			34,994	33,700	34,994
First Lien Term Loan C, 12.5% cash due 1/9/2019 (22)			3,416	3,308	3,245
First Lien Revolver, LIBOR+8% cash due 1/9/2019 (13)(22)			3,520	3,424	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	—
				43,886	44,000
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)(21)	7.99%		3,174	3,129	3,222
				3,129	3,222
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			16,000	10,000	10,000
				10,000	10,000
Sequa Mezzanine Holdings, LLC		Aerospace & defense
First Lien Term Loan B, LIBOR+5% (1% Floor) cash due 11/28/2021 (13)(21)	7.19%		8,479	8,411	8,355
Second Lien Term Loan, LIBOR+9% (1% Floor) cash due 4/28/2022 (13)(21)	11.20%		2,000	2,023	1,973
				10,434	10,328
ShareThis, Inc.		Application software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	4
				367	4
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 2/2/2026 (13)(21)	8.86%		12,500	12,442	12,406
				12,442	12,406
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	11.64%		15,000	14,651	14,945
Second Lien Incremental Term loan, LIBOR+9.25% cash due 3/30/2024 (13)	11.59%		3,281	3,202	3,269
Second Lien Incremental Delayed Draw Term Loan, LIBOR+9.25% cash due 12/31/2018 (10)(13)	11.59%			—	(12)
668,879 Common Units of TerSera Holdings LLC				1,731	2,626
				19,584	20,828

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

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Weatherford International		Oil & gas equipment services
Fixed Rate Bond 9.875% cash due 2/15/2024 (11)(21)			$12,000	$11,479	$11,790
				11,479	11,790
WeddingWire, Inc.		Internet services & infrastructure
Earn-out (19)				—	70
				—	70
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond 8.625% cash due 10/31/2025 (11)(21)			5,000	4,867	4,825
				4,867	4,825
WP CPP Holdings, LLC		Aerospace & defense
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026 (13)(21)	10.15%		15,000	14,855	15,033
				14,855	15,033
xMatters, Inc.		Application software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	287
				709	287
Yeti Acquisition, LLC		Leisure products
2,000,000 Common Stock Units of Yeti Holdings, Inc. (28)				—	12,073
				—	12,073
Zep Inc.		Specialty chemicals
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (13)	10.64%		30,000	29,870	28,800
First Lien Term Loan B, LIBOR+4.00% (1% floor) cash due 8/12/2024 (13)(21)	6.39%		1,995	1,903	1,904
				31,773	30,704
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.50% (0% floor) cash due 7/23/2026 (11)(13)(21)	8.22%		£18,000	23,568	23,258
				23,568	23,258
Total Non-Control/Non-Affiliate Investments (150.6% of net assets)				$1,392,383	$1,292,166
Total Portfolio Investments (173.8% of net assets)				$1,606,933	$1,491,201
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$9,108	$9,108
Other cash accounts				4,381	4,381
Total Cash and Cash Equivalents and Restricted Cash (1.6% of net assets)				$13,489	$13,489
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (175.4% of net assets)				$1,620,422	$1,504,690

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$23,113	£17,579	10/26/2018	JPMorgan Chase Bank, N.A.	$162

See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(14)
With the exception of investments held by the Company’s wholly-owned subsidiaries that each formerly held a license from the SBA to operate as a SBIC, each of the Company's investments is pledged as collateral under its credit facility.

(15)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2018 for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(16)
First Star Speir Aviation 1 Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding company to be an investment company under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding company are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

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

(20)
Payments on the Company's investment in Maverick Healthcare are currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare. As of September 30, 2018, the forbearance agreement, as amended in June 2018, extended to March 15, 2019.

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

(26)
Payments on the Company's investment in Refac Optical Group are currently past due. In October 2018, the Company entered into a forbearance agreement with Refac Optical Group in which the Company has temporarily agreed not to take action against Refac Optical Group. As of September 30, 2018, the forbearance agreement extended to January 9, 2019.

(27)	This investment was renamed PLATO Learning Inc. as of September 30, 2018. Prior to September 30, 2018, this investment was previously named Edmentum, Inc.

(28)
During the three months ended December 31, 2018, the Company's shares in Yeti Holdings, Inc. were subject to a 0.397 reverse share split. Subsequent to the reverse split, the Company held 794,000 shares in Yeti Holdings, Inc.

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
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and was named Fifth Street Finance Corp. FSC CT LLC (the "Former Administrator"), a subsidiary of the Former Adviser, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the "Former Administration Agreement").
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

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. Certain prior-period financial information has been reclassified to conform to current period presentation. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of December 31, 2018, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC, OCSL SRNE, LLC, OCSL AB Blocker, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
The fair value of the Company's investments as of December 31, 2018 and September 30, 2018 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "credit facility payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities,"

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

"base management fee and incentive fee payable," "due to affiliate," "interest payable," "payable to syndication partners," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
Foreign Currency Translation
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Derivative Instruments
The Company does not utilize hedge accounting and as such values its derivative instruments at fair value with the unrealized gains or losses recorded in “net unrealized appreciation (depreciation)” in the Company’s Consolidated Statements of Operations.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.
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
Fee Income
Oaktree may provide financial advisory services to portfolio companies and in return the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or services are rendered.
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
Restricted cash primarily includes payments received on certain loans that are payable to syndication partners as of the reporting date in connection with the Company's role as administrative agent.
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
Receivables/Payables From Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2017 and 2018 and does not expect to incur a U.S. federal excise tax for calendar year 2019.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825, Financial Instruments – Fair Value Option ("ASC 825"), and elected the fair value option for its secured borrowings, which had a cost basis of $11.9 million and $12.3 million in the aggregate as of December 31, 2018 and September 30, 2018, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amendments in ASU No. 2014-09 were adopted using the modified retrospective approach by the Company beginning on October 1, 2018. The adoption and application of this guidance did not have a material impact on the Company’s Consolidated Financial Statements, and the Company did not recognize a cumulative effect adjustment on net assets in connection with the adoption of the new revenue recognition guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The Company adopted the new guidance during the three months ended December 31, 2018. The new guidance did not have a material effect on the Company's Consolidated Financial Statements.

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

Note 3. Portfolio Investments
As of December 31, 2018, 167.9% of net assets at fair value, or $1.5 billion, was invested in 110 portfolio companies, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $96.3 million and $26.0 million, respectively. As of December 31, 2018, 6.5% of net assets at fair value, or $56.7 million, was invested in cash and cash equivalents (including restricted cash). In comparison, as of September 30, 2018, 173.8% of net assets at fair value, or $1.5 billion, was invested in 113 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and LLC equity interests in SLF JV I, which had a fair value of $99.8 million, $29.5 million and $0.0 million, respectively, and 1.6% of net assets at fair value, or $13.5 million, was invested in cash and cash equivalents (including restricted cash). As of December 31, 2018, 80.0% of the Company's portfolio at fair value consisted of senior secured debt investments and 14.4% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2018, 75.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 19.6% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2018 and 2017, the Company recorded net realized gains (losses) of $18.0 million and $(0.3) million, respectively. During the three months ended December 31, 2018 and 2017, the Company recorded net unrealized depreciation of $7.0 million and $43.5 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's investments as of December 31, 2018 and September 30, 2018 at cost and fair value was as follows:

	December 31, 2018		September 30, 2018
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,375,792	$1,286,514	$1,390,672	$1,287,958
Investments in equity securities	65,946	56,121	70,756	73,869
Debt investments in SLF JV I	96,250	96,250	129,333	129,333
Equity investment in SLF JV I	49,322	26,000	16,172	41
Total	$1,587,310	$1,464,885	$1,606,933	$1,491,201
The composition of the Company's debt investments as of December 31, 2018 and September 30, 2018 at fixed rates and floating rates was as follows:

	December 31, 2018		September 30, 2018
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$185,751	13.43%	$237,718	16.77%
Floating rate debt securities, including debt investments in SLF JV I	1,197,013	86.57	1,179,573	83.23
Total	$1,382,764	100.00%	$1,417,291	100.00%
The following table presents the financial instruments carried at fair value as of December 31, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$430,682	$741,372	$—	$1,172,054
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	90,757	119,953	—	210,710
Investments in equity securities (preferred)	—	—	4,988	—	4,988
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	9,408	—	34,107	33,618	77,133
Total investments at fair value	9,408	521,439	900,420	33,618	1,464,885
Cash equivalents	51,241	—	—	—	51,241
Total assets at fair value	$60,649	$521,439	$900,420	$33,618	$1,516,126
Derivative liability	—	190	—	—	190
Secured borrowings	—	—	9,302	—	9,302
Total liabilities at fair value	$—	$190	$9,302	$—	$9,492
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
The following table provides a roll-forward in the changes in fair value from September 30, 2018 to December 31, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
New investments & net revolver activity	89,999	533	—	2,514	93,046	—
Redemptions/repayments/sales	(33,022)	(15,749)	—	(21,291)	(70,062)	(445)
Transfers in (a)	3,222	—	—	—	3,222	—
Transfers out (b)	—	(33,150)	—	(12,073)	(45,223)
Net accrual of PIK interest income	645	95	—	—	740	—
Accretion of OID	6,594	370	—	—	6,964	—
Net unrealized appreciation (depreciation)	35,541	8,995	565	(11,463)	33,638	19
Net realized gains (losses)	(578)	—	(495)	15,286	14,213	—
Fair value as of December 31, 2018	$741,372	$119,953	$4,988	$34,107	$900,420	$9,302
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of December 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2018	$35,508	$8,995	$70	$857	$45,430	$19
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(b) There was one transfer from Level 3 to Level 1 during the three months ended December 31, 2018 as a result of an initial public offering of a portfolio company. There was one transfer out of Level 3 during the three months ended December 31, 2018 as a result of an investment restructuring in which debt investments were exchanged for equity investments that are valued using net asset value as a practical expedient.

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to December 31, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
New investments & net revolver activity	58,869	1,730	—	2,500	63,099	—
Redemptions/repayments/sales	(239,894)	(812)	—	9	(240,697)	—
Transfers out (a)	(37,368)	—	—	—	(37,368)	—
Net accrual of PIK interest income	683	75	—	—	758	—
Accretion of OID	186	—	—	—	186	—
Net unrealized depreciation	(27,566)	(11,372)	(95)	(3,230)	(42,263)	(1,655)
Net realized losses	—	(1)	—	(9)	(10)	—
Fair value as of December 31, 2017	$815,352	$169,951	$16,350	$68,434	$1,070,087	$11,601
Net unrealized depreciation relating to Level 3 assets & liabilities still held as of December 31, 2017 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2017	$(27,539)	$(11,441)	$(94)	$(4,243)	$(43,317)	$(1,655)
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the three months ended December 31, 2017 as a result of an increased number of market quotes available and/or increased market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of December 31, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$322,808	Market yield technique	Market yield	(b)	7.5%	-	23.2%	14.2%
	143,573	Enterprise value technique	EBITDA multiple	(c)	1.9x	-	8.5x	6.3x
	32,510	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	242,481	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	16,325	Market yield technique	Market yield	(b)	14.5%	-	19.4%	16.3%
	7,378	Enterprise value technique	EBITDA multiple	(c)	5.5x	-	7.2x	5.8x
SLF JV I debt investments	96,250	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	2,056	Enterprise value technique	Revenue multiple	(c)	0.9x	-	10.9x	6.4x
	36,072	Enterprise value technique	EBITDA multiple	(c)	0.3x	-	18.0x	6.0x
	967	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
Total	$900,420
Secured borrowings	9,302	Enterprise value technique	EBITDA multiple	(c)	5.3x	-	5.5x	5.4x
Total	$9,302
__________

(a)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(b)	Used when market participant would take into account market yield when pricing the investment.

(c)	Used when market participant would use such multiples when pricing the investment or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

(f)
The Company determined the value of its subordinated notes of SLF JV I based on the total assets less the total liabilities senior to the subordinated notes held at SLF JV I in an amount not exceeding par under the enterprise value technique.

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

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities and secured borrowings is the earnings before interest, taxes, depreciation and amortization ("EBITDA"), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2018 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$211,000	$211,000	$—	$—	$211,000
Unsecured notes payable (net of unamortized financing costs)	386,839	382,485	—	155,948	226,537
Total	$597,839	$593,485	$—	$155,948	$437,537
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
The principal value of the credit facility payable approximates fair value due to its variable interest rate and is included in Level 3 of the hierarchy.
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

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,232,608	77.65%	$1,200,242	74.69%
Subordinated debt	143,184	9.02	190,430	11.85
Debt investments in SLF JV I	96,250	6.06	129,333	8.05
LLC equity interests of SLF JV I	49,322	3.11	16,172	1.01
Purchased equity	53,788	3.39	59,524	3.70
Equity grants	5,814	0.37	4,064	0.25
Limited partnership interests	6,344	0.40	7,168	0.45
Total	$1,587,310	100.00%	$1,606,933	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,172,054	80.01%	134.36%	$1,124,408	75.40%	131.05%
Subordinated debt	114,460	7.81%	13.12%	163,550	10.97%	19.06%
Debt investments in SLF JV I	96,250	6.57%	11.03%	129,333	8.67%	15.07%
LLC equity interests of SLF JV I	26,000	1.77%	2.98%	41	0.00%	0.00%
Purchased equity	40,596	2.77%	4.65%	59,550	3.99%	6.94%
Equity grants	7,907	0.54%	0.91%	6,502	0.44%	0.76%
Limited partnership interests	7,618	0.53%	0.87%	7,817	0.53%	0.91%
Total	$1,464,885	100.00%	167.92%	$1,491,201	100.00%	173.79%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	December 31, 2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Northeast	$531,622	33.49%	$539,568	33.58%
West	295,888	18.64%	247,831	15.42%
Midwest	284,606	17.93%	278,632	17.34%
International	164,760	10.38%	155,657	9.69%
Southeast	141,383	8.91%	172,461	10.73%
Southwest	130,925	8.25%	200,904	12.50%
South	26,246	1.65%	—	—
Northwest	11,880	0.75%	11,880	0.74%
Total	$1,587,310	100.00%	$1,606,933	100.00%

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$483,838	33.03%	55.45%	$495,942	33.26%	57.80%
West	266,899	18.22%	30.60%	230,117	15.43%	26.82%
Midwest	232,591	15.88%	26.66%	229,222	15.37%	26.71%
International	163,122	11.14%	18.70%	158,048	10.60%	18.42%
Southeast	141,139	9.63%	16.18%	177,024	11.87%	20.63%
Southwest	139,478	9.52%	15.99%	188,608	12.65%	21.98%
South	26,058	1.78%	2.99%	—	—	—
Northwest	11,760	0.80%	1.35%	12,240	0.82%	1.43%
Total	$1,464,885	100.00%	167.92%	$1,491,201	100.00%	173.79%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2018 and September 30, 2018 was as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$147,074	9.26%	$157,883	9.85%
Healthcare services	131,532	8.29	119,468	7.43
Application software	87,894	5.54	85,875	5.34
Data processing & outsourced services	76,179	4.80	87,617	5.45
Property & casualty insurance	68,185	4.29	66,370	4.13
Biotechnology	65,944	4.15	11,880	0.74
Pharmaceuticals	57,711	3.63	69,098	4.30
Healthcare technology	51,223	3.23	51,283	3.19
Specialized finance	49,199	3.10	48,571	3.02
Healthcare equipment	47,456	2.99	47,901	2.98
Auto parts & equipment	42,635	2.69	42,633	2.65
Specialty stores	42,536	2.68	43,887	2.73
Advertising	42,405	2.67	42,405	2.64
Aerospace & defense	40,409	2.54	45,918	2.86
Research & consulting services	34,610	2.18	34,595	2.15
Technology distributors	34,413	2.17	34,375	2.14
Integrated telecommunication services	33,766	2.13	33,768	2.10
Airlines	32,199	2.03	32,602	2.03
Specialty chemicals	31,777	2.00	31,773	1.98
Oil & gas equipment & services	29,944	1.89	56,753	3.53
Systems software	29,230	1.84	15,898	0.99
Managed healthcare	27,770	1.75	27,812	1.73
Construction & engineering	25,958	1.63	30,437	1.89
Industrial machinery	24,777	1.56	30,127	1.87
Diversified support services	24,691	1.55	19,266	1.20
General merchandise stores	23,059	1.45	22,959	1.43
Food retail	22,695	1.43	22,052	1.37
Healthcare distributors	22,632	1.42	19,683	1.22
Oil & gas refining & marketing	22,272	1.40	22,493	1.40
Interactive media & services	21,761	1.37	—	—
Electrical components & equipment	21,416	1.35	38,831	2.42
Movies & entertainment	19,529	1.23	19,504	1.21
Personal products	19,089	1.20	19,327	1.20
Apparel, accessories & luxury goods	18,351	1.16	18,308	1.14
Oil & gas drilling	15,344	0.97	—	—
Education services	14,280	0.90	13,748	0.86
Oil & gas storage & transportation	11,640	0.73	—	—
Security & alarm services	11,041	0.70	11,071	0.69
Trading companies & distributors	10,460	0.66	6,981	0.43
Internet services & infrastructure	9,654	0.61	5,454	0.34
Household appliances	7,888	0.50	7,905	0.49
Coal & consumable fuels	7,294	0.46	7,329	0.46
Environmental & facilities services	5,927	0.37	5,923	0.37
Commercial printing	5,829	0.37	5,856	0.36
Leisure facilities	5,401	0.34	5,401	0.34
Thrifts & mortgage finance	4,842	0.31	5,344	0.33
Restaurants	3,121	0.20	3,129	0.19
Alternative carriers	1,985	0.13	—	—
Human resource & employment services	845	0.05	1,581	0.10
IT consulting & other services	750	0.05	750	0.05
Department stores	575	0.04	573	0.04
Other diversified financial services	113	0.01	113	0.01
Commodity chemicals	—	—	2,972	0.18
Consumer electronics	—	—	22,128	1.38
Hypermarkets & super centers	—	—	2,057	0.13
Investment banking & brokerage	—	—	12,539	0.78
Oil & gas exploration & production	—	—	34,727	2.16
Total	$1,587,310	100.00%	$1,606,933	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Multi-sector holdings (1)	$125,535	8.56%	14.40%	$143,037	9.57%	16.66%
Healthcare services	85,260	5.82	9.77	67,039	4.50	7.81
Application software	82,302	5.62	9.43	96,457	6.47	11.24
Property & casualty insurance	68,008	4.64	7.80	67,409	4.52	7.86
Biotechnology	65,294	4.46	7.48	11,963	0.80	1.39
Data processing & outsourced services	62,242	4.25	7.13	74,266	4.98	8.66
Pharmaceuticals	60,017	4.10	6.88	71,946	4.82	8.39
Healthcare equipment	52,021	3.55	5.96	9,812	0.66	1.14
Healthcare technology	49,797	3.40	5.71	52,160	3.50	6.08
Specialized finance	48,167	3.29	5.52	48,248	3.24	5.62
Specialty stores	41,672	2.84	4.78	44,001	2.95	5.13
Auto parts & equipment	41,456	2.83	4.75	43,146	2.89	5.03
Aerospace & defense	40,217	2.75	4.61	46,338	3.11	5.40
Research & consulting services	36,237	2.47	4.15	36,359	2.44	4.24
Technology distributors	34,103	2.33	3.91	34,597	2.32	4.03
Airlines	33,477	2.29	3.84	32,510	2.18	3.79
Advertising	32,687	2.23	3.75	32,687	2.19	3.81
Specialty chemicals	29,394	2.01	3.37	30,704	2.06	3.58
Systems software	28,730	1.96	3.29	16,175	1.08	1.89
Managed healthcare	27,955	1.91	3.20	28,012	1.88	3.26
Integrated telecommunication services	26,736	1.83	3.06	28,358	1.90	3.30
Oil & gas equipment & services	25,768	1.76	2.95	59,822	4.01	6.97
Construction & engineering	24,808	1.69	2.84	31,930	2.14	3.72
Diversified support services	24,539	1.68	2.81	18,295	1.23	2.13
Industrial machinery	24,064	1.64	2.76	29,323	1.97	3.42
Food retail	22,901	1.56	2.63	22,050	1.48	2.57
Interactive media & services	22,111	1.51	2.53	—	—	—
Electrical components & equipment	21,857	1.49	2.51	40,238	2.70	4.69
Oil & gas refining & marketing	21,779	1.49	2.50	22,684	1.52	2.64
Healthcare distributors	21,526	1.47	2.47	19,395	1.30	2.26
General merchandise stores	20,762	1.42	2.38	23,058	1.55	2.69
Movies & entertainment	19,426	1.33	2.23	19,475	1.31	2.27
Personal products	19,154	1.31	2.20	19,500	1.31	2.27
Oil & gas drilling	15,408	1.05	1.77	—	—	—
Apparel, accessories & luxury goods	13,187	0.90	1.51	13,624	0.91	1.59
Oil & gas storage & transportation	11,770	0.80	1.35	—	—	—
Security & alarm services	10,446	0.71	1.20	10,865	0.73	1.27
Trading companies & distributors	10,320	0.70	1.18	7,009	0.47	0.82
Internet services & infrastructure	9,636	0.66	1.10	5,580	0.37	0.65
Leisure products	9,408	0.64	1.08	12,073	0.81	1.41
Leisure facilities	8,357	0.57	0.96	8,154	0.55	0.95
Household appliances	7,522	0.51	0.86	7,943	0.53	0.93
Coal & consumable fuels	7,245	0.49	0.83	7,525	0.50	0.88
Environmental & facilities services	6,158	0.42	0.71	6,189	0.42	0.72
Commercial printing	5,891	0.40	0.68	5,922	0.40	0.69
Thrifts & mortgage finance	4,334	0.30	0.50	4,759	0.32	0.55
Restaurants	3,060	0.21	0.35	3,076	0.21	0.36
Alternative carriers	1,945	0.13	0.22	—	—	—
Human resource & employment services	811	0.06	0.09	1,593	0.11	0.19
Department stores	535	0.04	0.06	581	0.04	0.07
IT consulting & other services	440	0.03	0.05	497	0.03	0.06
Education services	(1,590)	(0.11)	(0.18)	(2,125)	(0.14)	(0.25)
Commodity chemicals	—	—	—	3,101	0.21	0.36
Consumer electronics	—	—	—	23,438	1.57	2.73
Hypermarkets & super centers	—	—	—	2,082	0.14	0.24
Investment banking & brokerage	—	—	—	12,759	0.86	1.49
Oil & gas exploration & production	—	—	—	35,562	2.38	4.14
Total	$1,464,885	100.00%	167.92%	$1,491,201	100.00%	173.79%
___________________

(1)	This industry includes the Company's investment in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2018 and September 30, 2018, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. For the three months ended December 31, 2018 and 2017, no individual investment produced investment income that exceeded 10% of total investment income.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. On December 28, 2018, the Company and Kemper directed the redemption of their holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of the Company and Kemper, based upon their respective holdings of mezzanine notes. Upon such distribution, the Company and Kemper each then directed that a portion of their respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I (the "SLF JV 1 Subordinated Notes") and the mezzanine notes issued by SLF Repack Issuer 2016, LLC (the "SLF Repack Notes") collectively are referred to as the SLF JV I Notes. Prior to the redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2018, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes and as of September 30, 2018, the Company and Kemper owned in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interest in SLF JV I and the outstanding SLF Repack Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $200.0 million of borrowings as of December 31, 2018 and September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2018, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 28, 2026. As of December 31, 2018, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $143.0 million and $153.0 million of borrowings were outstanding as of December 31, 2018 and September 30, 2018, respectively.
As of December 31, 2018 and September 30, 2018, SLF JV I had total assets of $309.6 million and $314.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 42 and 40 portfolio companies as of December 31, 2018 and September 30, 2018, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of December 31, 2018, the Company's investment in SLF JV I consisted of LLC equity interests of $26.0 million, at fair value, and SLF JV I Subordinated Notes of $96.3 million, at fair value. As of September 30, 2018, the Company's investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively.
As of each of December 31, 2018 and September 30, 2018, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of December 31, 2018 and September 30, 2018, the Company and Kemper had the option to fund additional SLF JV I Subordinated Notes, subject to additional equity funding to SLF JV I. As of each of December 31, 2018 and September 30, 2018, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Senior secured loans (1)	$290,872	$297,053
Weighted average interest rate on senior secured loans (2)	7.20%	7.20%
Number of borrowers in SLF JV I	42	40
Largest exposure to a single borrower (1)	$17,512	$17,512
Total of five largest loan exposures to borrowers (1)	$58,329	$66,507
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of December 31, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC	Industrial machinery	First Lien Term Loan B	8/18/2024	LIBOR+3% (1% floor)	5.52%	$8,906	$8,906	$8,474
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder (Luxembourg) Subco S.a.r.l. (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5%	7.02%	6,225	6,050	6,174
Air Newco LP	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75%	7.14%	9,975	9,950	9,900
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5%	8.30%	9,975	9,875	9,710
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1% floor)	6.27%	6,894	6,936	6,559
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4%	6.46%	7,500	7,319	7,105
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor)	7.27%	9,750	9,750	9,576
Asset International, Inc.	Research & consulting services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor)	7.02%	6,930	6,811	6,815
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3%	5.52%	9,950	9,927	9,502
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4%	6.47%	7,463	7,429	6,872
Clearent Newco, LLC	Application software	First Lien Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.52%	6,877	6,788	6,704
		Delayed Draw Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.52%	336	310	286
		First Lien Revolver	3/20/2023	PRIME+4% (1% floor)	8.50%	480	466	453
Total Clearent Newco, LLC						7,693	7,564	7,443
DigiCert, Inc.	Internet services & infrastructure	First Lien Term Loan	10/31/2024	LIBOR+4% (1% floor)	6.52%	4,313	4,210	4,237
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.25% (0.75% floor)	10.60%	17,512	17,416	17,513
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5% (0% floor)	10.02%	6,000	5,972	6,030
Everi Payments Inc.	Casinos & gaming	First Lien Term Loan B	5/9/2024	LIBOR+3% (1% floor)	5.52%	4,925	4,902	4,792
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/14/2021	LIBOR+6.75% (1% floor)	9.27%	4,121	4,092	4,093
Gentiva Health Services Inc.	Healthcare services	First Lien Term Loan	7/2/2025	LIBOR+3.75%	6.31%	7,980	7,845	7,761
Gigamon Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.25% (1% floor)	7.05%	7,920	7,852	7,821
GoodRx, Inc.	Interactive media & services	First Lien Term Loan	10/10/2025	LIBOR+3%	5.43%	8,000	7,981	7,740
Intelsat Jackson Holdings S.A. (4)	Alternative carriers	First Lien Term Loan B3	11/27/2023	LIBOR+3.75% (1% floor)	6.26%	5,000	4,878	4,863
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7% (1% floor) cash	9.80%	1,854	1,852	1,854
		927 shares Common Stock					1,088	816
Total Keypath Education, Inc.						1,854	2,940	2,670

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
KIK Custom Products Inc.	Household products	First Lien Term Loan B	5/15/2023	LIBOR+4% (1% floor) cash	6.52%	$8,000	$7,966	$7,570
McDermott Technology (Americas), Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.52%	9,925	9,743	9,292
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.52%	4,331	4,295	4,310
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5% (1% floor) cash	7.80%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.1% (1% floor) cash	7.90%	394	394	394
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,188	2,188	3,189
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.55%	6,948	6,916	6,939
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5% (1% floor) cash	7.53%	6,040	6,000	5,889
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4% (1% floor) cash	6.80%	7,940	7,931	7,806
Refac Optical Group (4)(5)	Specialty stores	First Lien Term Loan A	1/9/2019	LIBOR+8% cash		2,123	1,940	2,123
Salient CRGT, Inc. (4)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1% floor) cash	8.27%	2,251	2,222	2,218
Scientific Games International, Inc.	Casinos & gaming	First Lien Term Loan B-5	8/14/2024	LIBOR+2.75% (1% floor) cash	5.25%	6,565	6,537	6,183
Sequa Corp.	Aerospace & defense	First Lien Term Loan B	11/28/2021	LIBOR+5% (1% floor) cash	7.41%	4,987	4,813	4,782
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.53%	8,485	8,464	8,050
Signify Health, LLC	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor) cash	7.30%	9,925	9,838	9,975
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.5% cash	8.06%	5,000	4,925	4,913
Triple Royalty Sub LLC	Pharmaceuticals	Fixed Rate Bond 144A	4/15/2033	9% PIK		5,000	5,000	5,000
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1% floor) cash	7.55%	2,013	2,006	2,003
Uber Technologies, Inc.	Application software	First Lien Term Loan	4/4/2025	LIBOR+4% (1% floor) cash	6.39%	9,950	9,905	9,720
Uniti Group LP	Specialized REITs	First Lien Term Loan B	10/24/2022	LIBOR+3% (1% floor) cash	5.52%	6,451	6,225	5,859
Veritas US Inc. (4)	Application software	First Lien Term Loan B-1	1/27/2023	LIBOR+4.5% (1% floor) cash	7.09%	6,947	6,900	5,972
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	6.27%	10,917	10,933	10,672
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor) cash	10.28%	6,000	5,944	5,905
						$290,872	$290,686	$284,690
__________
(1) Represents the interest rate as of December 31, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.52%, 60-day LIBOR at 2.62%, the 90-day LIBOR at 2.80%, the 180-day LIBOR at 2.88%, and the PRIME at 5.50%.
(3) Represents the current determination of fair value as of December 31, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and SLF JV I as of December 31, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(5) This investment was on cash non-accrual status as of December 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC	Industrial machinery	First Lien Term Loan B	8/18/2024	LIBOR+3% (1% floor)	5.24%	$9,088	$9,088	$9,134
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5%	7.02%	11,300	10,970	11,367
Air Newco LP	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75%	6.88%	10,000	9,975	10,100
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5%	7.84%	10,000	9,900	10,041
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1% floor)	6.14%	6,912	6,956	6,821
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4%	6.16%	7,500	7,313	7,457
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor)	6.99%	9,822	9,822	9,918
Asset International, Inc.	Research & consulting services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor)	6.89%	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3%	5.39%	9,975	9,951	10,049
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4%	6.17%	7,481	7,446	7,458
Chloe Ox Parent LLC	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor)	6.89%	9,950	9,860	9,987
Clearent Newco, LLC	Application software	First Lien Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.24%	6,894	6,800	6,796
		Delayed Draw Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.19%	337	310	309
		First Lien Revolver	3/20/2023	PRIME+3% (1% floor)	8.00%	852	837	836
Total Clearent Newco, LLC						8,083	7,947	7,941
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.25% (0.75% floor)	10.36%	17,512	17,399	17,512
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5%	9.74%	6,000	5,971	6,030
Everi Payments Inc.	Casinos & gaming	First Lien Term Loan B	5/9/2024	LIBOR+3% (1% floor)	5.24%	4,938	4,914	4,973
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/14/2021	LIBOR+6.75% (1% floor)	8.99%	4,330	4,300	4,330
Garretson Resolution Group, Inc. (5)	Diversified support services	First Lien Term Loan	5/22/2021	LIBOR+6.5% (1% floor)		5,797	5,772	1,159
Gigamon Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.5% (1% floor)	6.89%	7,940	7,869	8,000
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75%	6.09%	8,955	8,933	9,028
InMotion Entertainment Group, LLC (4)	Consumer electronics	First Lien Term Loan A	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,389	8,375
		First Lien Term Loan B	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC						16,750	16,695	16,750

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7% (1.00% floor) cash	9.39%	$1,855	$1,853	$1,854
		927 shares Common Stock					1,088	816
Total Keypath Education, Inc.						1,855	2,941	2,670
KIK Custom Products Inc.	Household products	First Lien Term Loan B	5/15/2023	LIBOR+4% (1% floor) cash	6.24%	8,000	7,965	7,975
McDermott Technology (Americas) Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.24%	9,950	9,760	10,097
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.40%	4,388	4,348	4,388
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5% (1% floor) cash	7.39%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.1% (1% floor) cash	7.49%	634	634	634
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,428	2,428	3,429
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	6,965	6,933	6,974
Novetta Solutions, LLC	Application software	First Lien Term Loan B	10/17/2022	LIBOR+5% (1% floor) cash	7.25%	6,055	6,012	5,881
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4% (1% floor) cash	6.39%	7,960	7,951	8,089
Refac Optical Group (4)(5)	Specialty stores	First Lien Term Loan A	1/9/2019	LIBOR+8% cash	10.26%	2,573	2,476	2,573
Salient CRGT, Inc. (4)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1% floor) cash	7.99%	2,267	2,235	2,301
Scientific Games International, Inc.	Casinos & gaming	First Lien Term Loan B-5	8/14/2024	LIBOR+2.75% (1% floor) cash	5.03%	6,582	6,552	6,579
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.34%	8,507	8,484	8,082
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.5% cash	7.75%	5,000	4,925	5,019
TravelCLICK, Inc. (4)	Data Processing & outsourced services	Second Lien Term Loan	11/6/2021	LIBOR+7.75% (1% floor) cash	9.99%	2,871	2,871	2,871
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1% floor) cash	7.14%	2,019	2,011	2,026
Uber Technologies Inc.	Application software	First Lien Term Loan	4/4/2025	LIBOR+4% (1% floor) cash	6.12%	9,975	9,928	10,055
Uniti Group LP	Specialized REITs	First Lien Term Loan B	10/24/2022	LIBOR+3% (1% floor) cash	5.24%	6,467	6,225	6,198
Veritas US Inc.	Application software	First Lien Term Loan B-1	1/27/2023	LIBOR+4.5% (1% floor) cash	6.78%	6,965	6,915	6,801
Verra Mobility, Corp. (4)	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	5.99%	10,945	10,961	11,013
WP CPP Holdings, LLC	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% cash	10.15%	6,000	5,942	6,013
						$297,053	$297,158	$294,676
__________
(1) Represents the interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
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

Both the cost and fair value of the subordinated notes of SLF JV I held by the Company were $96.3 million as of December 31, 2018. Both the cost and fair value of the mezzanine notes held by the Company were $129.3 million as of September 30, 2018. The Company earned cash interest of $2.8 million on our investments in the SLF JV I Notes for the three months ended December 31, 2018. The Company earned interest of $2.8 million, including $1.0 million of PIK interest, on its investments in the mezzanine notes for the three months ended December 31, 2017. The subordinated notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028. On June 28, 2018, the Class B mezzanine secured deferrable fixed rate notes were amended to bear interest at a fixed cash rate of 10% per annum. Prior to such amendment, these notes bore interest at a fixed PIK rate of 15% per annum.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $49.3 million and $26.0 million, respectively, as of December 31, 2018, and $16.2 million and $0.0 million, respectively, as of September 30, 2018. The Company did not earn dividend income for each of the three months ended December 31, 2018 and 2017 with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017:

	December 31, 2018	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2018: $290,686; cost September 30, 2018: $297,158)	$284,690	$294,676
Receivables from secured financing arrangements at fair value (cost December 31, 2018: $9,801; cost September 30, 2018: $9,801)	7,127	7,069
Cash and cash equivalents	8,512	3,226
Restricted cash	4,826	4,808
Other assets	4,460	4,418
Total assets	$309,615	$314,197

Senior credit facility payable	$143,010	$153,010
Debt securities payable at fair value (proceeds December 31, 2018: $110,000; proceeds September 30, 2018: $147,808)	110,000	147,808
Other liabilities	26,891	13,331
Total liabilities	$279,901	$314,149
Members' equity	29,714	48
Total liabilities and members' equity	$309,615	$314,197

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended December 31, 2018	Three months ended December 31, 2017
Selected Statements of Operations Information:
Interest income	$5,438	$4,728
Other income	9	—
Total investment income	5,447	4,728
Interest expense	5,154	5,145
Other expenses	50	161
Total expenses (1)	5,204	5,306
Net unrealized depreciation	(3,456)	(226)
Net realized loss	(5,005)	(4)
Net loss	$(8,218)	$(808)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the three months ended December 31, 2018 and 2017, the Company did not sell any debt investments to SLF JV I.

Note 4. Fee Income
For the three months ended December 31, 2018 and 2017, the Company recorded total fee income of $1.2 million and $1.0 million, respectively, of which $0.1 million and $0.1 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2018 and 2017:

(Share amounts in thousands)	Three months ended December 31, 2018	Three months ended December 31, 2017
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$27,718	$(30,441)
Weighted average common shares outstanding — basic	140,961	140,961
Earnings (loss) per common share — basic and diluted	$0.20	$(0.22)

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
For income tax purposes, the Company has reported its distributions for the 2018 calendar year as primarily ordinary income. The character of such distributions is appropriately reported to the Internal Revenue Service and stockholders for the 2018 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital rather than dividend income for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
Total for the three months ended December 31, 2018			$0.095	$ 13.0 million	87,429	$ 0.4 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
Total for the three months ended December 31, 2017			$0.125	$ 17.3 million	58,456	$ 0.3 million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2018 and 2017.

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
The ING Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company pursuant to a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among the Company, the other obligors party thereto, and ING Capital LLC, as collateral agent to the secured parties. The Company pledged its entire equity interest in certain subsidiaries to the collateral agent pursuant to the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

terms of the ING Security Agreement. As of December 31, 2018, except for assets that were held by the Excluded Subsidiaries and certain other immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the ING Facility.
The ING Credit Agreement and related agreements governing the ING Facility require the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.0 to 1.0, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 until November 30, 2018 and (2) 2.25 to 1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The ING Facility also includes usual and customary default provisions such as the failure to make timely payments under the ING Facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the ING Facility, which, if not complied with, could accelerate repayment under the ING Facility. As of December 31, 2018, the Company was in compliance with all financial covenants under the ING Facility.
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
As of December 31, 2018, the Company had $211.0 million of borrowings outstanding under the ING Facility, which had a fair value of $211.0 million. The Company's borrowings under the ING Facility bore interest at a weighted average interest rate of 4.677% for the three months ended December 31, 2018. As of September 30, 2018, the Company had $241.0 million of borrowings outstanding under the ING Facility. The Company’s borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% for the period from October 1, 2017 to November 30, 2017 and the Company’s borrowings under the ING Facility bore interest at a weighted average interest rate of 3.961% for the period from November 30, 2017 to December 31, 2017. For the three months ended December 31, 2018 and 2017, the Company recorded interest expense of $3.3 million and $2.7 million in the aggregate, related to the ING Facility and the Prior ING Facility.
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
As of December 31, 2018 and September 30, 2018, there were no borrowings outstanding under the Sumitomo Facility. The Company's borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% for the period from October 1, 2017 through termination on November 24, 2017. For the period from October 1, 2017 through termination on November 24, 2017, the Company recorded interest expense of $0.7 million, including $0.6 million of debt issuance costs that were expensed, related to the Sumitomo Facility.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

See Notes 13 through 14 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 for a description of the Company's accounting treatment of investment income.

As of December 31, 2018 and September 30, 2018, there were seven and eight investments, respectively, on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,262,978	85.79%	$1,250,409	90.43%	$1,298,999	85.46%	$1,318,531	93.03%
PIK non-accrual (1)	51,771	3.52	40,715	2.94	12,661	0.83	—	—
Cash non-accrual (2)	157,293	10.69	91,640	6.63	208,345	13.71	98,760	6.97
Total	$1,472,042	100.00%	$1,382,764	100.00%	$1,520,005	100.00%	$1,417,291	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational costs; (4) income or loss recognition on exited investments; (5) recognition of interest income on certain loans and (6) related to investments in controlled foreign corporations.
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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2018 and 2017.

	Three months ended December 31, 2018	Three months ended December 31, 2017
Net increase (decrease) in net assets resulting from operations	$27,718	$(30,441)
Net unrealized appreciation (depreciation)	6,975	43,472
Book/tax difference due to loan fees	—	264
Book/tax difference due to organizational costs	(10)	(22)
Book/tax difference due to interest income on certain loans	878	—
Book/tax difference due to capital losses not recognized / (recognized)	(17,702)	591
Other book/tax differences	586	(1,206)
Taxable/Distributable Income (1)	$18,445	$12,658
(1) The Company's taxable income for the three months ended December 31, 2018 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.
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
For the three months ended December 31, 2018, the Company recognized a total provision for income taxes of $0.6 million which was comprised of (i) current income taxes of approximately $0.5 million, as a result of realized gains on investments held by the Company's wholly-owned taxable subsidiaries, and (ii) deferred income taxes of approximately $0.1 million, which was the net effect of a deferred tax liability of $0.2 million resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $0.1 million resulting from unrealized depreciation on investments and capital losses of the Company’s wholly-owned taxable subsidiaries.
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2017 and 2018 and does not expect to incur a U.S. federal excise tax for calendar year 2019.
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
During the three months ended December 31, 2018, the Company recorded net realized gains of $18.0 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gains
BeyondTrust Holdings LLC	$12.4
InMotion Entertainment Group, LLC	2.7
YETI Holdings, Inc.	2.7
Other, net	0.2
Total, net	$18.0
During the three months ended December 31, 2017, the Company recorded net realized losses of $0.3 million in connection with the sale of various debt investments in the open market.
Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended December 31, 2018 and 2017, the Company recorded net unrealized depreciation of $7.0 million and $43.5 million, respectively. For the three months ended December 31, 2018, this consisted of $15.5 million of net reclassifications to realized gains (resulting in unrealized depreciation), $5.6 million of net unrealized depreciation on equity investments and $0.4 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $14.5 million of net unrealized appreciation on debt investments. For the three months ended December 31, 2017, this consisted of $39.0 million of net unrealized depreciation on debt investments, $3.8 million of net unrealized depreciation on equity investments and $2.3 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $1.6 million of net unrealized depreciation of secured borrowings.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of December 31, 2018 and September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.4 million and $8.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
Investment Advisory Agreement
Effective October 17, 2017 and as of December 31, 2018, the Company is party to the Investment Advisory Agreement with Oaktree. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three months ended December 31, 2018, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $5.5 million, which was payable to Oaktree. For the period from October 17, 2017 to December 31, 2017, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $4.4 million, which was payable to Oaktree.
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

For the three months ended December 31, 2018, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.7 million (prior to waivers). For the period from October 17, 2017 to December 31, 2017, the first part of the incentive fee incurred under the Investment Advisory Agreement was $0.8 million (prior to waivers).

Under the Investment Advisory Agreement, the second part of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee. As of December 31, 2018, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2018 the Company recorded a $1.8 million capital gains incentive fee accrual (prior to waivers).

To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company pursuant to which Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any actual fee waiver will be reimbursed as soon as practicable after the end of the two-year period. For the three months ended December 31, 2018, the Company accrued $1.5 million potentially subject to waiver, which included a full $1.8 million waiver of the capital gains incentive fee accrued during the three months ended December 31, 2018 and a $0.3 million reversal of waiver previously accrued related to the incentive fee on income. The accrued waiver associated with the capital gains incentive is based on a theoretical "liquidation basis" and may differ materially from the amounts that are actually waived, if any, pursuant to the contractual fee waiver at the end of the two-year period. For the three months ended December 31, 2017, the Company accrued $0.1 million potentially subject to waiver. As of December 31, 2018, the Company accrued $2.7 million of cumulative potential waiver, which was included in base management fee and incentive fee payable.
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
Base Management Fee

From October 1, 2017 to October 17, 2017, the base management fee was calculated at an annual rate of 1.75% of the Company’s gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.

For the period from October 1, 2017 to October 17, 2017, the base management fee (net of waivers) incurred under the Former Investment Advisory Agreement with the Former Adviser was $1.1 million, which was payable to the Former Adviser.
Incentive Fee

The incentive fee paid to the Former Adviser had two parts. The first part was calculated and payable quarterly in arrears at a rate of 20% based on the Company’s pre-incentive fee net investment income for the immediately preceding fiscal quarter subject to a “hurdle rate” of 1.75% per quarter and a “catch-up” provision. The Company’s net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1.75% base management fee.

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
Prior to its termination by its terms on October 17, 2017, the Company was party to the Former Administration Agreement with the Former Administrator. The Former Administrator was a wholly-owned subsidiary of the Former Adviser. Pursuant to the Former Administration Agreement, the Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above. For providing these services, facilities and personnel, the Company reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement.
For the three months ended December 31, 2018, the Company accrued administrative expenses of $0.9 million, including $0.1 million of general and administrative expenses. For the three months ended December 31, 2017, the Company accrued administrative expenses of $0.7 million, including $0.2 million of general and administrative expenses. Of these amounts, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $0.5 million was due to Oaktree Administrator.
As of December 31, 2018 and September 30, 2018, $3.6 million and $3.3 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2018	Three months ended December 31, 2017 (1)
Net asset value per share at beginning of period	$6.09	$6.16
Net investment income (2)	0.12	0.09
Net unrealized appreciation (depreciation) (2)	(0.05)	(0.31)
Net realized gains (losses) (2)	0.13	—
Distributions to stockholders (2)	(0.10)	(0.13)
Net asset value per share at end of period	$6.19	$5.81
Per share market value at beginning of period	$4.96	$5.47
Per share market value at end of period	$4.23	$4.89
Total return (3)	(12.87)%	(8.37)%
Common shares outstanding at beginning of period	140,961	140,961
Common shares outstanding at end of period	140,961	140,961
Net assets at beginning of period	$858,035	$867,657
Net assets at end of period	$872,362	$819,595
Average net assets (4)	$869,855	$849,181
Ratio of net investment income to average net assets	7.90%	6.22%
Ratio of total expenses to average net assets	10.27%	9.67%
Ratio of net expenses to average net assets	9.56%	9.61%
Ratio of portfolio turnover to average investments at fair value	10.99%	12.76%
Weighted average outstanding debt (5)	$614,369	$651,826
Average debt per share (2)	$4.36	$4.62
Asset coverage ratio (6)	241.91%	230.61%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of loans payable for the period.
(6)	Based on outstanding senior securities of $612.9 million and $627.5 million as of December 31, 2018 and 2017, respectively.

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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2018 and 2017, the Company did not repurchase any of the 2019 Notes in the open market.
For the three months ended December 31, 2018 and 2017, the Company recorded interest expense of $3.0 million and $3.3 million, respectively, related to the 2019 Notes.
As of December 31, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.6 million and $226.5 million, respectively. As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2018 and 2017, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the three months ended December 31, 2018 and 2017, the Company recorded interest expense of $1.2 million related to the 2024 Notes.
As of December 31, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.8 million and $74.7 million, respectively. As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively.

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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2018 and 2017, the Company did not repurchase any of the 2028 Notes in the open market.
For each of the three months ended December 31, 2018 and 2017, the Company recorded interest expense of $1.4 million related to the 2028 Notes.
As of December 31, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.5 million and $81.2 million, respectively. As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively.
Note 14. Secured Borrowings
See Note 2 for a description of the Company's accounting treatment of secured borrowings.
As of December 31, 2018, there were $11.9 million of secured borrowings outstanding. As of December 31, 2018, secured borrowings at fair value totaled $9.3 million and the fair value of the investment that is associated with these secured borrowings was $34.1 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the three months ended December 31, 2018, there were $0.3 million of net repayments on secured borrowings. During the three months ended December 31, 2017, there were no net repayments on secured borrowings.
For the three months ended December 31, 2018 and 2017, the Company recorded interest expense of $0.1 million and $0.3 million, respectively, related to the secured borrowings. For the three months ended December 31, 2018 and 2017, the Company recorded unrealized (appreciation) depreciation on secured borrowings of $0.0 million and $1.7 million, respectively.
Note 15. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2018, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$22,719	£17,888	2/4/2019	$—	$103	Derivative liability
Foreign currency forward contract	$19,747	€17,325	1/17/2019	$—	$87	Derivative liability
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$23,113	£17,579	10/26/2018	$162	$—	Derivative asset

Note 16. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. ("FSOF") and OCSI. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of the Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSI, (iii) FSOF’s trading in the securities of publicly traded Business Development Companies, (iv) statements to the Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSI, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The Company has received termination notices from the Enforcement Division Staff and the Company's obligations with respect to the matter are concluded. On December 3, 2018, the SEC announced a settlement in this matter with Fifth Street Management LLC.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of December 31, 2018, the Company's only off-balance sheet arrangements consisted of $104.7 million of unfunded commitments, which was comprised of $98.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. As of September 30, 2018, the Company's only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC equity interests, and limited partnership interests) as of December 31, 2018 and September 30, 2018 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2018	September 30, 2018
Assembled Brands Capital LLC	$39,951	$—
U.S. Well Services, LLC	14,000	—
Sorrento Therapeutics, Inc.	12,500	—
P2 Upstream Acquisition Co.	7,667	10,000
EOS Fitness Opco Holdings, LLC	5,000	5,000
Pingora MSR Opportunity Fund I-A, LP	4,656	4,656
Keypath Education, Inc.	3,000	3,000
Dominion Diagnostics, LLC (1)	2,439	4,180
Datto Inc.	2,356	2,356
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
PLATO Learning Inc. (1)	2,138	2,671
Thing5, LLC (1)(2)	1,726	1,298
Senior Loan Fund JV I, LLC	1,328	1,328
Ministry Brands, LLC	1,000	700
iCIMs, Inc.	882	882
GKD Index Partners, LLC	809	289
Access CIG LLC	497	765
Cenegenics, LLC (1)(2)	297	297
InMotion Entertainment Group, LLC	—	7,534
TerSera Therapeutics, LLC	—	3,281
Total	$104,707	$52,698
 ___________
(1) This investment was on cash or PIK non-accrual status as of December 31, 2018.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of December 31, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2018, except as discussed below:
Distribution Declaration
On February 1, 2019, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable on March 29, 2019 to stockholders of record on March 15, 2019.
Reduced Asset Coverage Requirements

At a meeting held on February 1, 2019, the Company’s Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act as being in the best interests of the Company and its stockholders. As a result of such approval, provided such approval is not later rescinded and the Company’s compliance with certain disclosure requirements, the asset coverage required for the Company’s senior securities will be 150% rather than 200% effective as of February 1, 2020. Upon effectiveness of the modified asset coverage requirements to the Company, Oaktree intends to reduce the base management fee to 1.0% on all assets financed using leverage above 1.0x debt-equity (without giving effect to any debentures issued by a small business investment company subsidiary).

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2018

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2018	% of Total Net Assets
Control Investments
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			$32,510	$—	$453	$32,510	$403	$(403)	$32,510	3.7%
100% equity interest			—	—	—	—	967	—	967	0.1%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	9.80%		18,146	—	436	18,146	—	—	18,146	2.1%
First Lien Revolver, LIBOR+7.75% (1% floor) cash due 4/3/2022			—	—	4	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,984	—	—	7,984	0.9%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	7.80%		4,107	—	84	4,107	—	—	4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	7.90%		902	—	23	1,453	—	(550)	903	0.1%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	7.80%		1,009	—	21	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	2,291	—	—	2,291	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC			—	—	2,036	99,813	—	(99,813)	—	—%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC			—	—	707	29,520	67	(29,587)	—	—%
Subordinated Note, LIBOR+7% cash due 12/29/2028	9.45%		96,250	—	101	—	96,250	—	96,250	11.0%
87.5% equity interest			—	—	—	41	33,150	(7,191)	26,000	3.0%
Total Control Investments			$152,924	$—	$3,865	$196,874	$130,837	$(137,544)	$190,167	21.8%

Affiliate Investments
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan LIBOR+6% cash due 10/17/2023	8.80%		$815	$—	$17	$—	$815	$—	$815	0.1%
764,376.60 Class A Units			—	—	—	—	764	—	764	0.1%
583,190.81 Class B Units			—	—	—	—	—	—	—	—%
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	2,161	—	—	2,161	0.2%
Total Affiliate Investments			$815	$—	$17	$2,161	$1,579	$—	$3,740	0.4%
Total Control & Affiliate Investments			$153,739	$—	$3,882	$199,035	$132,416	$(137,544)	$193,907	22.2%
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

(5)
First Star Speir Aviation Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding company to be investment companies under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entity.

(6)
Together with Kemper, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2017

Portfolio Company/Type of Investment	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (1)	Fair Value at October 1, 2017	Gross Additions (2)	Gross Reductions (3)	Fair Value at December 31, 2017	% of Total Net Assets
Control Investments
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	8.70%		$36,661	$—	$1,088	$36,568	$186	$(92)	$36,662	4.5%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021	7.70%		2,000	—	37	1,250	750	—	2,000	0.2%
LC Facility, 6% cash due 4/1/2021			4,752	—	64	4,752	—	—	4,752	0.6%
746,114 Series A Preferred Units, 10%			—	—	—	7,700	—	—	7,700	0.9%
746,114 Common Stock Units			—	—	—	—	—	—	—	—%
TransTrade Operators, Inc. (6)		Air freight and logistics
First Lien Term Loan, 5% cash due 12/31/2017			15,973	—	—	1,810	—	—	1,810	0.2%
First Lien Revolver, 8% cash due 12/31/2017			7,757	—	—	—	—	—	—	—%
596.67 Series A Common Units			—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC			—	—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			—	—	—	—	—	—	—	—%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	—	634	41,395	464	(9,348)	32,511	4.0%
100% equity interest			—	—	—	3,926	3,011	—	6,937	0.8%
First Star Bermuda Aviation Limited (5)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	406	11,868	—	—	11,868	1.4%
100% equity interest			—	—	—	2,323	4,993	—	7,316	0.9%
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out			—	—	—	4,986	97	—	5,083	0.6%
Senior Loan Fund JV I, LLC (4)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.52%		100,804	—	1,754	101,030	—	(226)	100,804	12.3%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,463	—	1,006	27,641	—	(178)	27,463	3.4%
87.5% LLC equity interest			—	—	—	5,525	—	(645)	4,880	0.6%
Ameritox Ltd. (6)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.69%		39,438	—	—	4,445	361	(6)	4,800	0.6%
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
4,930.03 Common Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%

Portfolio Company/Type of Investment	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (1)	Fair Value at October 1, 2017	Gross Additions (2)	Gross Reductions (3)	Fair Value at December 31, 2017	% of Total Net Assets
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	6.69%		$4,107	$—	$67	$4,107	$—	$—	$4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	6.79%		2,504	—	41	2,504	—	—	2,504	0.3%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	6.69%		1,009	—	18	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	736	227	—	963	0.1%
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock			—	—	—	13,818	—	(7,397)	6,421	0.8%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	8.69%		19,960	—	435	19,960	—	—	19,960	2.4%
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022	8.69%		—	—	4	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,918	66	—	7,984	1.0%
Total Control Investments			$306,806	$—	$5,554	$305,271	$10,155	$(17,892)	$297,534	36.3%

Affiliate Investments
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			$9,752	$—	$265	$9,665	$43	$—	$9,708	1.2%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	2,534	—	(373)	2,161	0.3%
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			22,552	—	864	22,957	169	(574)	22,552	2.8%
4,668,788 shares of Preferred Stock			—	—	—	1,827	221	—	2,048	0.2%
Total Affiliate Investments			$32,304	$—	$1,129	$36,983	$433	$(947)	$36,469	4.4%
Total Control & Affiliate Investments			$339,110	$—	$6,683	$342,254	$10,588	$(18,839)	$334,003	40.8%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

(2)
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

(3)
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

(4)
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

(6)	This investment was on cash non-accrual status as of December 31, 2017 and September 30, 2017.

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

•
the ability of Oaktree Capital Management, L.P., or Oaktree, our investment adviser to find lower-risk investments to reposition our portfolio and to implement Oaktree's future plans with respect to our business;

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2018 and elsewhere in this quarterly report on Form 10-Q.
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
Business Overview
We are a specialty finance company that looks to provide customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, we have qualified and elected to be treated as a RIC under Internal Revenue Code of 1986, as amended, or the Code, for tax purposes.
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of Oaktree Capital Group, LLC, or OCG, a publicly traded Delaware limited liability company listed on the New York Stock Exchange under the ticker “OAK”, pursuant to an investment advisory agreement between us and Oaktree, or the Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator, a subsidiary of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, or the Administration Agreement.

We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans and preferred equity. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from Oaktree’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company.
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
Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by over $500 million at fair value. Over time, Oaktree intends to rotate us out of the approximately $347 million of non-core investments at fair value that remain as of December 31, 2018.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $10.7 billion of syndicated middle market loan issuance in calendar year 2018.
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
We believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that we have the resources and experience to source, diligence and structure investments in these companies and is well placed to generate attractive returns for investors.
Investment Advisory Agreement with Oaktree
Upon the closing of the transactions, or the Transaction, contemplated by the Asset Purchase Agreement by and among Oaktree, Fifth Street Management LLC, or the Former Adviser, and for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, and Fifth Street Holdings L.P., Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation, or OCSI, and us.  The closing of the Transaction resulted in the assignment for purposes of the Investment Company Act of the investment advisory agreement between the Former Adviser and us, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. See “Note 11. Related Party Transactions– Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.

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
The fair value of our investments as of December 31, 2018 and September 30, 2018 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2018, 84.9% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of December 31, 2018 and September 30, 2018, approximately 95.0% and 96.1%, respectively, of our total assets represented investments at fair value.

Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2018, there were seven investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
Fee Income
Oaktree may provide financial advisory services to portfolio companies and in return we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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

Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and Senior Loan Fund JV I, LLC, or SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the three months ended December 31, 2018.
During the three months ended December 31, 2018, we originated $231.1 million of investment commitments in 14 new and three existing portfolio companies and funded $162.4 million of investments.
During the three months ended December 31, 2018, we received $208.3 million of proceeds from prepayments, exits, other paydowns and sales and exited 14 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2018	September 30, 2018
Cost:
Senior secured debt	77.65%	74.69%
Subordinated debt	9.02	11.85
Debt investments in SLF JV I	6.06	8.05
LLC equity interests of SLF JV I	3.11	1.01
Purchased equity	3.39	3.70
Equity grants	0.37	0.25
Limited partnership interests	0.40	0.45
Total	100.00%	100.00%

	December 31, 2018	September 30, 2018
Fair value:
Senior secured debt	80.01%	75.40%
Subordinated debt	7.81	10.97
Debt investments in SLF JV I	6.57	8.67
LLC equity interests of SLF JV I	1.77	—
Purchased equity	2.77	3.99
Equity grants	0.54	0.44
Limited partnership interests	0.53	0.53
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2018	September 30, 2018
Cost:
Multi-sector holdings (1)	9.26%	9.85%
Healthcare services	8.29	7.43
Application software	5.54	5.34
Data processing & outsourced services	4.80	5.45
Property & casualty insurance	4.29	4.13
Biotechnology	4.15	0.74
Pharmaceuticals	3.63	4.30
Healthcare technology	3.23	3.19
Specialized finance	3.10	3.02
Healthcare equipment	2.99	2.98
Auto parts & equipment	2.69	2.65
Specialty stores	2.68	2.73
Advertising	2.67	2.64
Aerospace & defense	2.54	2.86
Research & consulting services	2.18	2.15
Technology distributors	2.17	2.14
Integrated telecommunication services	2.13	2.10
Airlines	2.03	2.03
Specialty chemicals	2.00	1.98
Oil & gas equipment & services	1.89	3.53
Systems software	1.84	0.99
Managed healthcare	1.75	1.73
Construction & engineering	1.63	1.89
Industrial machinery	1.56	1.87
Diversified support services	1.55	1.20
General merchandise stores	1.45	1.43
Food retail	1.43	1.37
Healthcare distributors	1.42	1.22
Oil & gas refining & marketing	1.40	1.40
Interactive media & services	1.37	—
Electrical components & equipment	1.35	2.42
Movies & entertainment	1.23	1.21
Personal products	1.20	1.20
Apparel, accessories & luxury goods	1.16	1.14
Oil & gas drilling	0.97	—
Education services	0.90	0.86
Oil & gas storage & transportation	0.73	—
Security & alarm services	0.70	0.69
Trading companies & distributors	0.66	0.43
Internet services & infrastructure	0.61	0.34
Household appliances	0.50	0.49
Coal & consumable fuels	0.46	0.46
Environmental & facilities services	0.37	0.37
Commercial printing	0.37	0.36
Leisure facilities	0.34	0.34
Thrifts & mortgage finance	0.31	0.33
Restaurants	0.20	0.19
Alternative carriers	0.13	—
Human resource & employment services	0.05	0.10
IT consulting & other services	0.05	0.05
Department stores	0.04	0.04
Other diversified financial services	0.01	0.01
Commodity chemicals	—	0.18
Consumer electronics	—	1.38
Hypermarkets & super centers	—	0.13
Investment banking & brokerage	—	0.78
Oil & gas exploration & production	—	2.16
Total	100.00%	100.00%

	December 31, 2018	September 30, 2018
Fair value:
Multi-sector holdings (1)	8.56%	9.57%
Healthcare services	5.82	4.50
Application software	5.62	6.47
Property & casualty insurance	4.64	4.52
Biotechnology	4.46	0.80
Data processing & outsourced services	4.25	4.98
Pharmaceuticals	4.10	4.82
Healthcare equipment	3.55	0.66
Healthcare technology	3.40	3.50
Specialized finance	3.29	3.24
Specialty stores	2.84	2.95
Auto parts & equipment	2.83	2.89
Aerospace & defense	2.75	3.11
Research & consulting services	2.47	2.44
Technology distributors	2.33	2.32
Airlines	2.29	2.18
Advertising	2.23	2.19
Specialty chemicals	2.01	2.06
Systems software	1.96	1.08
Managed healthcare	1.91	1.88
Integrated telecommunication services	1.83	1.90
Oil & gas equipment & services	1.76	4.01
Construction & engineering	1.69	2.14
Diversified support services	1.68	1.23
Industrial machinery	1.64	1.97
Food retail	1.56	1.48
Interactive media & services	1.51	—
Electrical components & equipment	1.49	2.70
Oil & gas refining & marketing	1.49	1.52
Healthcare distributors	1.47	1.30
General merchandise stores	1.42	1.55
Movies & entertainment	1.33	1.31
Personal products	1.31	1.31
Oil & gas drilling	1.05	—
Apparel, accessories & luxury goods	0.90	0.91
Oil & gas storage & transportation	0.80	—
Security & alarm services	0.71	0.73
Trading companies & distributors	0.70	0.47
Internet services & infrastructure	0.66	0.37
Leisure products	0.64	0.81
Leisure facilities	0.57	0.55
Household appliances	0.51	0.53
Coal & consumable fuels	0.49	0.50
Environmental & facilities services	0.42	0.42
Commercial printing	0.40	0.40
Thrifts & mortgage finance	0.30	0.32
Restaurants	0.21	0.21
Alternative carriers	0.13	—
Human resource & employment services	0.06	0.11
Department stores	0.04	0.04
IT consulting & other services	0.03	0.03
Education services	(0.11)	(0.14)
Hypermarkets & super centers	—	0.14
Commodity chemicals	—	0.21
Consumer electronics	—	1.57
Investment banking & brokerage	—	0.86
Oil & gas exploration & production	—	2.38
Total	100.00%	100.00%
___________________

(1)	This industry includes our investment in SLF JV I.

Loans and Debt Securities on Non-Accrual Status
As of December 31, 2018 and September 30, 2018, there were seven and eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,262,978	85.79%	$1,250,409	90.43%	$1,298,999	85.46%	$1,318,531	93.03%
PIK non-accrual (1)	51,771	3.52	40,715	2.94	12,661	0.83	—	—
Cash non-accrual (2)	157,293	10.69	91,640	6.63	208,345	13.71	98,760	6.97
Total	$1,472,042	100.00%	$1,382,764	100.00%	$1,520,005	100.00%	$1,417,291	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). Since we do not have a controlling financial interest in SLF JV I, we do not consolidate SLF JV I.
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. On December 28, 2018, we and Kemper directed the redemption of our holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of us and Kemper, based upon our respective holdings of mezzanine notes. Upon such distribution, we and Kemper each then directed that a portion of our respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I, or the SLF JV 1 Subordinated Notes, and the mezzanine notes issued by SLF Repack Issuer 2016, LLC, or the SLF Repack Notes, collectively are referred to as the SLF JV I Notes. Prior to their redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2018, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes and as of September 30, 2018, we and Kemper owned in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interest in SLF JV I and the outstanding SLF Repack Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $200.0 million of borrowings as of December 31, 2018 and September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2018, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 28, 2026. As of December 31, 2018, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month London Interbank Offered Rate, or LIBOR, plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $143.0 million and $153.0 million of borrowings were outstanding as of December 31, 2018 and September 30, 2018, respectively.
As of December 31, 2018 and September 30, 2018, SLF JV I had total assets of $309.6 million and $314.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 42 and 40 portfolio companies as of December 31, 2018 and September 30, 2018, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of December 31, 2018, our investment in SLF JV I consisted of LLC equity interests of $26.0 million, at fair value, and subordinated notes of $96.3 million, at fair value. As of September 30, 2018, our investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively.
As of each of December 31, 2018 and September 30, 2018, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of December 31, 2018 and September 30, 2018, we and Kemper had the option to fund additional SF JV I Notes, subject to additional equity funding to SLF JV I. As of each of December 31, 2018 and September 30, 2018, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Senior secured loans (1)	$290,872	$297,053
Weighted average interest rate on senior secured loans (2)	7.20%	7.20%
Number of borrowers in SLF JV I	42	40
Largest exposure to a single borrower (1)	$17,512	$17,512
Total of five largest loan exposures to borrowers (1)	$58,329	$66,507
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of December 31, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC	Industrial machinery	First Lien Term Loan B	8/18/2024	LIBOR+3% (1% floor)	5.52%	$8,906	$8,906	$8,474
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder (Luxembourg) Subco S.a.r.l. (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5%	7.02%	6,225	6,050	6,174
Air Newco LP	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75%	7.14%	9,975	9,950	9,900
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5%	8.30%	9,975	9,875	9,710
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1% floor)	6.27%	6,894	6,936	6,559
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4%	6.46%	7,500	7,319	7,105
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor)	7.27%	9,750	9,750	9,576
Asset International, Inc.	Research & consulting services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor)	7.02%	6,930	6,811	6,815
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3%	5.52%	9,950	9,927	9,502
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4%	6.47%	7,463	7,429	6,872
Clearent Newco, LLC	Application software	First Lien Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.52%	6,877	6,788	6,704
		Delayed Draw Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.52%	336	310	286
		First Lien Revolver	3/20/2023	PRIME+4% (1% floor)	8.50%	480	466	453
Total Clearent Newco, LLC						7,693	7,564	7,443
DigiCert, Inc.	Internet services & infrastructure	First Lien Term Loan	10/31/2024	LIBOR+4% (1% floor)	6.52%	4,313	4,210	4,237
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.25% (0.75% floor)	10.60%	17,512	17,416	17,513
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5% (0% floor)	10.02%	6,000	5,972	6,030
Everi Payments Inc.	Casinos & gaming	First Lien Term Loan B	5/9/2024	LIBOR+3% (1% floor)	5.52%	4,925	4,902	4,792
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/14/2021	LIBOR+6.75% (1% floor)	9.27%	4,121	4,092	4,093
Gentiva Health Services Inc.	Healthcare services	First Lien Term Loan	7/2/2025	LIBOR+3.75%	6.31%	7,980	7,845	7,761
Gigamon Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.25% (1% floor)	7.05%	7,920	7,852	7,821
GoodRx, Inc.	Interactive media & services	First Lien Term Loan	10/10/2025	LIBOR+3%	5.43%	8,000	7,981	7,740
Intelsat Jackson Holdings S.A. (4)	Alternative carriers	First Lien Term Loan B3	11/27/2023	LIBOR+3.75% (1% floor)	6.26%	5,000	4,878	4,863
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7% (1% floor) cash	9.80%	1,854	1,852	1,854
		927 shares Common Stock					1,088	816
Total Keypath Education, Inc.						1,854	2,940	2,670

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
KIK Custom Products Inc.	Household products	First Lien Term Loan B	5/15/2023	LIBOR+4% (1% floor) cash	6.52%	$8,000	$7,966	$7,570
McDermott Technology (Americas), Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.52%	9,925	9,743	9,292
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.52%	4,331	4,295	4,310
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5% (1% floor) cash	7.80%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.1% (1% floor) cash	7.90%	394	394	394
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,188	2,188	3,189
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.55%	6,948	6,916	6,939
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5% (1% floor) cash	7.53%	6,040	6,000	5,889
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4% (1% floor) cash	6.80%	7,940	7,931	7,806
Refac Optical Group (4)(5)	Specialty stores	First Lien Term Loan A	1/9/2019	LIBOR+8% cash		2,123	1,940	2,123
Salient CRGT, Inc. (4)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1% floor) cash	8.27%	2,251	2,222	2,218
Scientific Games International, Inc.	Casinos & gaming	First Lien Term Loan B-5	8/14/2024	LIBOR+2.75% (1% floor) cash	5.25%	6,565	6,537	6,183
Sequa Corp.	Aerospace & defense	First Lien Term Loan B	11/28/2021	LIBOR+5% (1% floor) cash	7.41%	4,987	4,813	4,782
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.53%	8,485	8,464	8,050
Signify Health, LLC	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor) cash	7.30%	9,925	9,838	9,975
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.5% cash	8.06%	5,000	4,925	4,913
Triple Royalty Sub LLC	Pharmaceuticals	Fixed Rate Bond 144A	4/15/2033	9% PIK		5,000	5,000	5,000
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1% floor) cash	7.55%	2,013	2,006	2,003
Uber Technologies, Inc.	Application software	First Lien Term Loan	4/4/2025	LIBOR+4% (1% floor) cash	6.39%	9,950	9,905	9,720
Uniti Group LP	Specialized REITs	First Lien Term Loan B	10/24/2022	LIBOR+3% (1% floor) cash	5.52%	6,451	6,225	5,859
Veritas US Inc. (4)	Application software	First Lien Term Loan B-1	1/27/2023	LIBOR+4.5% (1% floor) cash	7.09%	6,947	6,900	5,972
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	6.27%	10,917	10,933	10,672
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor) cash	10.28%	6,000	5,944	5,905
						$290,872	$290,686	$284,690
__________________
(1) Represents the current interest rate as of December 31, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.52%, 60-day LIBOR at 2.62%, the 90-day LIBOR at 2.80%, the 180-day LIBOR at 2.88%, and the PRIME at 5.50%.
(3) Represents the current determination of fair value as of December 31, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of December 31, 2018.
(5) This investment was on cash non-accrual status as of December 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC	Industrial machinery	First Lien Term Loan B	8/18/2024	LIBOR+3% (1% floor)	5.24%	$9,088	$9,088	$9,134
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5%	7.02%	11,300	10,970	11,367
Air Newco LP	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75%	6.88%	10,000	9,975	10,100
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5%	7.84%	10,000	9,900	10,041
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1% floor)	6.14%	6,912	6,956	6,821
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4%	6.16%	7,500	7,313	7,457
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor)	6.99%	9,822	9,822	9,918
Asset International, Inc.	Research & consulting services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor)	6.89%	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3%	5.39%	9,975	9,951	10,049
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4%	6.17%	7,481	7,446	7,458
Chloe Ox Parent LLC	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor)	6.89%	9,950	9,860	9,987
Clearent Newco, LLC	Application software	First Lien Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.24%	6,894	6,800	6,796
		Delayed Draw Term Loan	3/20/2024	LIBOR+4% (1% floor)	6.19%	337	310	309
		First Lien Revolver	3/20/2023	PRIME+3% (1% floor)	8.00%	852	837	836
Total Clearent Newco, LLC						8,083	7,947	7,941
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.25% (0.75% floor)	10.36%	17,512	17,399	17,512
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5%	9.74%	6,000	5,971	6,030
Everi Payments Inc.	Casinos & gaming	First Lien Term Loan B	5/9/2024	LIBOR+3% (1% floor)	5.24%	4,938	4,914	4,973
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/14/2021	LIBOR+6.75% (1% floor)	8.99%	4,330	4,300	4,330
Garretson Resolution Group, Inc. (5)	Diversified support services	First Lien Term Loan	5/22/2021	LIBOR+6.5% (1% floor)		5,797	5,772	1,159
Gigamon Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.5% (1% floor)	6.89%	7,940	7,869	8,000
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75%	6.09%	8,955	8,933	9,028
InMotion Entertainment Group, LLC (4)	Consumer electronics	First Lien Term Loan A	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,389	8,375
		First Lien Term Loan B	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC						16,750	16,695	16,750

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7% (1.00% floor) cash	9.39%	$1,855	$1,853	$1,854
		927 shares Common Stock					1,088	816
Total Keypath Education, Inc.						1,855	2,941	2,670
KIK Custom Products Inc.	Household products	First Lien Term Loan B	5/15/2023	LIBOR+4% (1% floor) cash	6.24%	8,000	7,965	7,975
McDermott Technology (Americas) Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.24%	9,950	9,760	10,097
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.40%	4,388	4,348	4,388
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5% (1% floor) cash	7.39%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.1% (1% floor) cash	7.49%	634	634	634
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,428	2,428	3,429
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	6,965	6,933	6,974
Novetta Solutions, LLC	Application software	First Lien Term Loan B	10/17/2022	LIBOR+5% (1% floor) cash	7.25%	6,055	6,012	5,881
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4% (1% floor) cash	6.39%	7,960	7,951	8,089
Refac Optical Group (4)(5)	Specialty stores	First Lien Term Loan A	9/30/2018	LIBOR+8% cash	10.26%	2,573	2,476	2,573
Salient CRGT, Inc. (4)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1% floor) cash	7.99%	2,267	2,235	2,301
Scientific Games International, Inc.	Casinos & gaming	First Lien Term Loan B-5	8/14/2024	LIBOR+2.75% (1% floor) cash	5.03%	6,582	6,552	6,579
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.34%	8,507	8,484	8,082
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.5% cash	7.75%	5,000	4,925	5,019
TravelCLICK, Inc. (4)	Data Processing & outsourced services	Second Lien Term Loan	11/6/2021	LIBOR+7.75% (1% floor) cash	9.99%	2,871	2,871	2,871
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1% floor) cash	7.14%	2,019	2,011	2,026
Uber Technologies Inc.	Application software	First Lien Term Loan	4/4/2025	LIBOR+4% (1% floor) cash	6.12%	9,975	9,928	10,055
Uniti Group LP	Specialized REITs	First Lien Term Loan B	10/24/2022	LIBOR+3% (1% floor) cash	5.24%	6,467	6,225	6,198
Veritas US Inc.	Application software	First Lien Term Loan B-1	1/27/2023	LIBOR+4.5% (1% floor) cash	6.78%	6,965	6,915	6,801
Verra Mobility, Corp. (4)	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	5.99%	10,945	10,961	11,013
WP CPP Holdings, LLC	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% cash	10.15%	6,000	5,942	6,013
						$291,053	$297,158	$294,676
 ___________________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
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

Both the cost and fair value of the subordinated notes of SLF JV I held by us were $96.3 million as of December 31, 2018. Both the cost and fair value of the mezzanine notes held by us were $129.3 million as of September 30, 2018. We earned cash interest of $2.8 million on our investments in the SLF JV I Notes for the three months ended December 31, 2018. We earned interest of $2.8 million, including $1.0 million of PIK interest, on our investments in the mezzanine notes for the three months ended December 31, 2017. The subordinated notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028. On June 28, 2018, the Class B mezzanine secured deferrable fixed rate notes were amended to bear interest at a fixed cash rate of 10% per annum. Prior to such amendment, these notes bore interest at a fixed PIK rate of 15% per annum.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $26.0 million, respectively, as of December 31, 2018, and $16.2 million and $0.0 million, respectively, as of September 30, 2018. We did not earn dividend income for each of the three months ended December 31, 2018 and 2017, with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017:

	December 31, 2018	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2018: $290,686; cost September 30, 2018: $297,158)	$284,690	$294,676
Receivables from secured financing arrangements at fair value (cost December 31, 2018: $9,801; cost September 30, 2018: $9,801)	7,127	7,069
Cash and cash equivalents	8,512	3,226
Restricted cash	4,826	4,808
Other assets	4,460	4,418
Total assets	$309,615	$314,197

Senior credit facility payable	$143,010	$153,010
Debt securities payable at fair value (proceeds December 31, 2018: $110,000; proceeds September 30, 2018: $147,808)	110,000	147,808
Other liabilities	26,891	13,331
Total liabilities	279,901	314,149
Members' equity	29,714	48
Total liabilities and members' equity	$309,615	$314,197

	Three months ended December 31, 2018	Three months ended December 31, 2017
Selected Statements of Operations Information:
Interest income	$5,438	$4,728
Other income	9	—
Total investment income	5,447	4,728
Interest expense	5,154	5,145
Other expenses	50	161
Total expenses (1)	5,204	5,306
Net unrealized depreciation	(3,456)	(226)
Net realized loss	(5,005)	(4)
Net loss	$(8,218)	$(808)
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

During the three months ended December 31, 2018 and 2017, we did not sell any debt investments to SLF JV I.
Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gains (losses) are the difference between the proceeds received from dispositions of investment related assets and liabilities and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment related assets and liabilities carried at fair value during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of Three Months Ended December 31, 2018 and December 31, 2017
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend and other income.
Total investment income for the three months ended December 31, 2018 and December 31, 2017 was $38.3 million and $33.9 million, respectively. For the three months ended December 31, 2018, this amount consisted of $36.6 million of interest income from portfolio investments (which included $0.8 million of PIK interest), $1.2 million of fee income and $0.5 million of dividend income. For the three months ended December 31, 2017, this amount primarily consisted of $31.8 million of interest income from portfolio investments (which included $1.9 million of PIK interest), $1.0 million of fee income and $1.0 million of dividend income. The increase of $4.4 million, or 13.0%, in our total investment income for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, was due primarily to a $4.8 million increase in interest income, which was primarily attributable to $5.6 million of OID accretion related to our first lien term loan with Dominion Diagnostics. In light of the portfolio company’s improved performance, we began recognizing OID accretion again this quarter. Given our relatively low cost basis and short time until the loan’s contractual maturity in April 2019, this has generated a meaningful amount of income during the quarter. This increase was partially offset by lower levels of dividend income, which was primarily due to the exit of one portfolio company.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2018 and December 31, 2017 were $21.0 million and $20.6 million, respectively. Net expenses increased for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, by $0.4 million, or 2.0%, due primarily to a $3.2 million increase in incentive fees (net of waivers), which was attributable to a higher pre-incentive fee net investment income, partially offset by a $1.9 million decrease in professional fees and a $0.7 million decrease in interest expense, which was attributable to lower levels of outstanding debt.
Net Investment Income
As a result of the $4.4 million increase in total investment income and the $0.4 million increase in net expenses, net investment income for the three months ended December 31, 2018 increased by $4.0 million, or 30.0%, compared to the three months ended December 31, 2017.
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
During the three months ended December 31, 2018, we recorded net realized gains of $18.0 million primarily in connection with the full or partial exits of our investments in BeyondTrust Holdings LLC, InMotion Entertainment Group, LLC and YETI Holdings, Inc. During the three months ended December 31, 2017, we recorded net realized losses of $0.3 million in connection with the sale of various debt investments in the open market.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2018 and 2017, we recorded net unrealized depreciation of $7.0 million and $43.5 million, respectively. For the three months ended December 31, 2018, this consisted of $15.5 million of net reclassifications to realized gains (resulting in unrealized depreciation), $5.6 million of net unrealized depreciation on equity investments and $0.4 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $14.5 million of net unrealized appreciation on debt investments. For the three months ended December 31, 2017, this consisted of $39.0 million of net unrealized depreciation on debt investments, $3.8 million of net unrealized depreciation on equity investments and $2.3 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $1.6 million of net unrealized depreciation of secured borrowings.

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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. We generally expect to target a debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding). On March 23, 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. See "Recent Developments."
For the three months ended December 31, 2018, we experienced a net increase in cash and cash equivalents and restricted cash of $43.2 million. During that period, we received $86.9 million of net cash from operating activities, primarily from $208.3 million of principal payments and sale proceeds received, a $29.8 million decrease in net receivables from unsettled transactions and the cash activities related to $17.3 million of net investment income, partially offset by funding $162.4 million of investments and net revolvers. During the same period, net cash used in financing activities was $43.7 million, primarily consisting of $30.0 million of net repayments under the ING Facility (as defined below) credit facility, $0.3 million of repayments of secured borrowings, $13.0 million of cash distributions paid to our stockholders and $0.4 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the three months ended December 31, 2017, we experienced a net increase in cash and cash equivalents and restricted cash of $14.2 million. During that period, $60.6 million of cash was provided by operating activities, primarily consisting of $284.9 million of principal payments and proceeds from the sale of investments and cash activities related to $13.3 million of net investment income, partially offset by cash used to fund $200.2 million of investments and net revolvers and a $34.1 net decrease in payables for unsettled transactions. During the same period, cash used by financing activities was $74.8 million, primarily consisting of $51.0 million of net repayments under our credit facilities, $17.3 million of cash distributions paid to our stockholders and $6.2 million of deferred financing costs paid.
As of December 31, 2018, we had $56.7 million in cash and cash equivalents (including $0.5 million of restricted cash), portfolio investments (at fair value) of $1.5 billion, $10.0 million of interest, dividends and fees receivable, $40.3 million of net payables from unsettled transactions, $211.0 million of borrowings outstanding under our credit facilities, $386.8 million of unsecured notes payable (net of unamortized financing costs), $9.3 million of secured borrowings (at fair value) and unfunded commitments of $104.7 million.
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
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
November 19, 2018	December 17, 2018	December 28, 2018	0.095	13.0 million	87,429	0.4 million
 ______________

(1)	Shares were purchased on the open market and distributed.
We did not repurchase shares of our common stock during the three months ended December 31, 2018 and 2017.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
ING Facility
On November 30, 2017, we entered into a senior secured revolving credit facility, or, as amended, the ING Facility, pursuant to a Senior Secured Revolving Credit Agreement, or, as amended, the ING Credit Agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. As of December 31, 2018, the ING Facility permits up to $600 million of borrowings and includes an “accordion” feature that permits us, under certain circumstances, to increase the size of the ING Facility up to $800 million. Borrowings under the ING Credit Agreement bear interest at a rate equal to, at our election, either (a) LIBOR (1-, 2-, 3- or 6-month, at our option) plus a margin of 2.25%, 2.50% or 2.75% per annum depending on our senior debt coverage ratio as calculated under the ING Credit Agreement, with no LIBOR floor or (b) an alternate base rate plus a margin of 1.25%, 1.50% or 1.75% per annum depending on our senior debt coverage ratio as calculated under the ING Credit Agreement. The period during which we may make drawings under the ING Facility expires on November 29, 2020, or the Revolving Termination Date, and the final maturity date of the ING Facility will occur one year following the Revolving Termination Date.
Each loan or letter of credit originated under the ING Facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING Facility at any particular time or at all.
The following table describes significant financial covenants, as of December 31, 2018, with which we must comply under the ING Facility on a quarterly basis:

Financial Covenant	Description	Target Value	September 30, 2018 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$858 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	2.33:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	2.74:1
Minimum net worth	Net worth shall not be less than $650 million	$650 million	$846 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2018. We were in compliance with all financial covenants under the ING Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

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
As of December 31, 2018, we had $211.0 million of borrowings outstanding under the ING Facility, which had a fair value of $211.0 million. Our borrowings under the ING Facility bore interest at a weighted average interest rate of 4.677% for the three months ended December 31, 2018. As of September 30, 2018, we had $241.0 million of borrowings outstanding under the ING Facility. Our borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% for the period from October 1, 2017 to November 30, 2017 and our borrowings under the ING Facility bore interest at a weighted average interest rate of 3.961% for the period from November 30, 2017 to December 31, 2017.
For the three months ended December 31, 2018, we recorded interest expense of $3.3 million, in the aggregate, related to the ING Facility. For the three months ended December 31, 2017, we recorded interest expense of $2.7 million, in the aggregate, related to the Prior ING Facility and the ING facility.
Sumitomo Facility
On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary entered into a credit facility, as amended, or the Sumitomo Facility, with Sumitomo Mitsui Banking Corporation, or SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto. Prior to its termination on November 24, 2017, the Sumitomo Facility permitted up to $125 million of borrowings (subject to collateral requirements) and borrowings under the Sumitomo Facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo Facility were greater than 35% of the aggregate available borrowings under the Sumitomo Facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility were less than or equal to 35% of the aggregate available borrowings under the Sumitomo Facility. On November 24, 2017, all outstanding borrowings under the Sumitomo Facility were repaid, following which the Sumitomo Facility was terminated. Obligations under the Sumitomo Facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the Prior ING Facility was repaid, refinanced or terminated.
As of December 31, 2017, there were no borrowings outstanding under the Sumitomo Facility. Our borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% for the period from October 1, 2017 through termination on November 24, 2017. For the period from October 1, 2017 through termination on November 24, 2017, we recorded interest expense of $0.7 million, including $0.6 million of debt issuance costs that were expensed, related to the Sumitomo Facility.
2019 Notes
For the three months ended December 31, 2018 and 2017, we recorded interest expense of $3.0 million and $3.3 million, respectively, related to our 4.875% unsecured notes due 2019, or the 2019 Notes. During the three months ended December 31, 2018 and 2017, we did not repurchase any of the 2019 Notes in the open market.
As of December 31, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.6 million and $226.5 million, respectively. As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively.
2024 Notes
For each of the three months ended December 31, 2018 and 2017, we recorded interest expense of $1.2 million related to our 5.875% unsecured notes due 2024, or the 2024 Notes. During the three months ended December 31, 2018 and 2017, we did not repurchase any of the 2024 Notes in the open market.
As of December 31, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.8 million and $74.7 million, respectively. As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively. As of December 31, 2018, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For each of the three months ended December 31, 2018 and 2017, we recorded interest expense of $1.4 million related to our 6.125% unsecured notes due 2028, or the 2028 Notes. During the three ended December 31, 2018 and 2017, we did not repurchase any of the 2028 Notes in the open market.

As of December 31, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.5 million and $81.2 million, respectively. As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively. As of December 31, 2018, the 2028 Notes were listed on the Nasdaq Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
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
As of December 31, 2018, there were $11.9 million of secured borrowings outstanding. As of December 31, 2018, secured borrowings at fair value totaled $9.3 million and the fair value of the loan that is associated with these secured borrowings was $34.1 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three months ended December 31, 2018, there were $0.3 million of net repayments on secured borrowings. During the three months ended December 31, 2017, there were no net repayments on secured borrowings.
For the three months ended December 31, 2018 and 2017, we recorded interest expense of $0.1 million and $0.3 million, respectively, related to the secured borrowings.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2018, our only off-balance sheet arrangements consisted of $104.7 million of unfunded commitments, which was comprised of $98.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. As of September 30, 2018, our only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of December 31, 2018 and September 30, 2018 is shown in the table below:

	December 31, 2018	September 30, 2018
Assembled Brands Capital LLC	$39,951	$—
U.S. Well Services, LLC	14,000	—
Sorrento Therapeutics, Inc.	12,500	—
P2 Upstream Acquisition Co.	7,667	10,000
EOS Fitness Opco Holdings, LLC	5,000	5,000
Pingora MSR Opportunity Fund I-A, LP	4,656	4,656
Keypath Education, Inc.	3,000	3,000
Dominion Diagnostics, LLC (1)	2,439	4,180
Datto Inc.	2,356	2,356
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
PLATO Learning Inc. (1)	2,138	2,671
Thing5, LLC (1)(2)	1,726	1,298
Senior Loan Fund JV I, LLC	1,328	1,328
Ministry Brands, LLC	1,000	700
iCIMs, Inc.	882	882
GKD Index Partners, LLC	809	289
Access CIG LLC	497	765
Cenegenics, LLC (1)(2)	297	297
InMotion Entertainment Group, LLC	—	7,534
TerSera Therapeutics, LLC	—	3,281
Total	$104,707	$52,698
 ___________
(1) This investment was on cash or PIK non-accrual status as of December 31, 2018.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of December 31, 2018.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the ING Facility, the 2019 Notes, the 2024 Notes, the 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2018	Debt Outstanding as of December 31, 2018	Weighted average debt outstanding for the three months ended December 31, 2018	Maximum debt outstanding for the three months ended December 31, 2018
ING Facility	$241,000	$211,000	$211,978	$241,000
2019 Notes	228,825	228,825	228,825	228,825
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	12,314	11,869	12,314	12,314
Total debt	$643,389	$612,944	$614,367

The following table reflects our contractual obligations arising from the ING Facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of December 31, 2018
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Facility	$211,000	$—	$211,000	$—	$—
Interest due on ING Facility	29,216	10,023	19,193	—	—
Secured borrowings	11,869	—	11,869	—	—
Interest due on secured borrowings	2,411	1,354	1,057	—	—
2019 Notes	228,825	228,825	—	—	—
Interest due on 2019 Notes	1,834	1,834	—	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	25,713	4,406	8,813	8,813	3,681
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	49,326	5,283	10,566	10,566	22,911
Total	$721,444	$251,725	$262,498	$19,379	$187,842
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2017 and 2018 and do not expect to incur a U.S. federal excise tax for the calendar year 2019. We may incur a federal excise tax in future years.
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
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions – Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, and our administrator was FSC CT LLC, a wholly-owned subsidiary of our Former Adviser. Messrs. Bernard D. Berman, Patrick J. Dalton, Ivelin M. Dimitrov, Alexander C. Frank, Todd G. Owens and Sandeep K. Khorana, each an interested member of our Board of Directors for all or a portion of our fiscal year ended September 30, 2017 and prior to October 17, 2017, had a direct or indirect pecuniary interest in our Former Adviser. See “Note 11. Related Party Transactions – Former Investment Advisory Agreements” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
Distribution Declaration
On February 1, 2019, our Board of Directors declared a quarterly distribution of $0.095 per share, payable on March 29, 2019 to stockholders of record on March 15, 2019.
Reduced Asset Coverage Requirements

At a meeting held on February 1, 2019, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act as being in the best interests of us and our stockholders. As a result of such approval, provided such approval is not later rescinded and our compliance with certain disclosure requirements, the asset coverage required for our senior securities will be 150% rather than 200% effective as of February 1, 2020. Upon effectiveness of the modified asset coverage requirements to us, Oaktree intends to reduce the base management fee to 1.0% on all assets financed using leverage above 1.0x debt-equity (without giving effect to any debentures issued by a small business investment company subsidiary).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors, with the assistance of the Audit Committee and Oaktree. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
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
As of December 31, 2018, 86.6% of our debt investment portfolio (at fair value) and 84.0% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2018 and September 30, 2018 was as follows:

	December 31, 2018		September 30, 2018
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$452,253	37.78%	$282,999	23.99%
1% to under 2%	744,760	62.22	896,574	76.01
2% to under 3%	—	—	—	—
3% and over	—	—	—	—
Total	$1,197,013	100.00%	$1,179,573	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Interest income	Interest expense	Net increase (decrease)
300	$33,553	$(6,300)	$27,253
200	22,393	(4,200)	18,193
100	11,232	(2,100)	9,132

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(11,089)	$2,100	$(8,989)
200 (1)	(18,738)	4,200	(14,538)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$51,241	$—	$9,108	$—
Prime rate	—	—	1,011	—
LIBOR
30 day	701,021	211,000	609,755	241,000
60 day	—	—	55,949	—
90 day	544,522	11,869	606,856	12,314
180 day	—	—	15,000	—
EURIBOR
30 day	20,005	—	—	—
UK LIBOR
30 day	22,925	—	—	—
Fixed rate	250,648	390,075	296,031	390,075
Total	$1,590,362	$612,944	$1,593,710	$643,389

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSI. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSI, (iii) FSOF’s trading in the securities of publicly traded Business Development Companies, (iv) statements to our Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSI, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We have received termination notices from the Enforcement Division Staff and our obligations with respect to the matter are concluded. On December 3, 2018, the SEC announced a settlement in this matter with Fifth Street Management LLC.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the three months ended December 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under the ING Facility, have issued the 2019 Notes, the 2024 Notes, and the 2028 Notes, which are collectively referred to as the Notes, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.
As of December 31, 2018, we had $211.0 million of outstanding indebtedness under the ING Facility, $228.8 million of outstanding 2019 Notes, $75.0 million of outstanding 2024 Notes, $86.3 million of outstanding 2028 Notes and $11.9 million of secured borrowings outstanding. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of December 31, 2018 was 5.3% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2018 total assets of at least 2.18%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2019 Notes, 2024 Notes or 2028 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.
As a Business Development Company, under the Investment Company Act, we have historically not been permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In March 2018, the SBCAA was signed into law and amended the Investment Company Act to, among other things, reduce the asset coverage requirements applicable to Business Development Companies from 200% to 150% (i.e., the amount of debt may not exceed 66.67% of the value of its assets) so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. At a meeting held on February 1, 2019, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements as being in the best interests of us and our stockholders. As a result, provided such approval is not later rescinded, the asset coverage required for our senior securities will be 150% rather than 200% commencing on the earlier of February 1, 2020 or the first day after approval by our stockholders of a proposal to reduce the asset coverage requirements.
Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ the asset coverage in effect as of December 31, 2018 and hypothetical asset coverages of 200% and 150%, in each case at various annual returns on our portfolio as of December 31, 2018, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder assuming actual asset coverage as of December 31, 2018(1)	-20.66%	-12.18%	-3.70%	4.78%	13.26%
Corresponding return to common stockholder assuming 200% asset coverage (2)	-25.26%	-15.26%	-5.26%	4.74%	14.74%
Corresponding return to common stockholder assuming 150% asset coverage (3)	-40.50%	-25.51%	-10.51%	4.48%	19.47%

(1) For purposes of this table, this line has assumed $1.5 billion in total assets, $613 million in debt outstanding, $872 million in net assets as of December 31, 2018, and a weighted average interest rate of 5.3% as of December 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
(2) For purposes of this table, this line has assumed $1.7 billion in total assets, $872 million in debt outstanding, $872 million in net assets as of December 31, 2018, and a weighted average interest rate of 5.3% as of December 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.

(3) For purposes of this table, this line has assumed $2.6 billion in total assets, $1.7 billion in debt outstanding, $872 million in net assets as of December 31, 2018, and a weighted average interest rate of 5.3% as of December 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
Because we intend to distribute at least 90% of our taxable income each taxable year to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a Business Development Company, under the Investment Company Act, we are currently required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200% through February 1, 2020 or, if earlier, the first day after approval by our stockholders of a proposal to reduce the asset coverage requirements, and subject to compliance with certain disclosure requirements, 150% thereafter. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
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
As a Business Development Company, we may issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the Investment Company Act, after such incurrence or issuance equals at least 200% through February 1, 2020 or, if earlier, the first day after approval by our stockholders of a proposal to reduce the asset coverage requirements, and, subject to compliance with certain disclosure requirements, 150% thereafter; provided that, pursuant to exemptive relief we received from the SEC, we are permitted to exclude the debt of any small business investment company subsidiaries guaranteed by the U.S. Small Business Administration from the definition of senior securities in calculating our asset coverage under the Investment Company Act. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
The indentures under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the Investment Company Act as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, whether or not we continue to be subject to such provisions of the Investment Company Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the Investment Company Act, after such borrowings equals at least 200% through February 1, 2020 or, if earlier, the first day after approval by our stockholders of a proposal to reduce the asset coverage requirements, and subject to compliance with certain disclosure requirements, 150% thereafter);

•
declare or pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case, while the Notes remain outstanding, except that the indenture governing the 2024 Notes prohibits, (1) dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the Investment Company Act as modified by Section 61(a)(1) of the Investment Company Act, or any successor provisions and (2) dividends (except a dividend payable in our stock), or any other distribution, upon a class of our capital stock, or purchasing any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the Investment Company Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC;

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
Date: February 6, 2019