Form 10-Q
period 2019-03-31
Oaktree Specialty Lending Corp
filed 2019-05-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.875% Unsecured Notes due 2024 6.125% Unsecured Notes due 2028	OCSL OSLE OCSLL	The Nasdaq Global Select Market The New York Stock Exchange The Nasdaq Global Select Market
The registrant had 140,960,651 shares of common stock outstanding as of May 6, 2019.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2019 (unaudited)	September 30, 2018
ASSETS
Investments at fair value:
Control investments (cost March 31, 2019: $211,964; cost September 30, 2018: $213,470)	$193,416	$196,874
Affiliate investments (cost March 31, 2019: $3,678; cost September 30, 2018: $1,080)	4,578	2,161
Non-control/Non-affiliate investments (cost March 31, 2019: $1,390,882; cost September 30, 2018: $1,392,383)	1,306,894	1,292,166
Total investments at fair value (cost March 31, 2019: $1,606,524; cost September 30, 2018: $1,606,933)	1,504,888	1,491,201
Cash and cash equivalents	12,815	13,380
Restricted cash	337	109
Interest, dividends and fees receivable	9,822	10,272
Due from portfolio companies	1,407	1,357
Receivables from unsettled transactions	1,818	26,760
Deferred financing costs	6,848	5,209
Derivative assets at fair value	563	162
Other assets	2,819	3,008
Total assets	$1,541,317	$1,551,458
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,505	$3,581
Base management fee and incentive fee payable	8,922	8,223
Due to affiliate	1,940	3,274
Interest payable	2,117	3,365
Payable to syndication partners	586	109
Payables from unsettled transactions	9,900	37,236
Deferred tax liability	713	422
Credit facility payable	424,825	241,000
Unsecured notes payable (net of $2,908 and $3,483 of unamortized financing costs as of March 31, 2019 and September 30, 2018, respectively)	158,342	386,485
Secured borrowings at fair value (proceeds March 31, 2019: $11,502; proceeds September 30, 2018: $12,314)	9,011	9,728
Total liabilities	617,861	693,423
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of March 31, 2019 and September 30, 2018	1,409	1,409
Additional paid-in-capital	1,492,739	1,492,739
Accumulated overdistributed earnings	(570,692)	(636,113)
Total net assets (equivalent to $6.55 and $6.09 per common share as of March 31, 2019 and September 30, 2018, respectively) (Note 12)	923,456	858,035
Total liabilities and net assets	$1,541,317	$1,551,458

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Interest income:
Control investments	$2,852	$3,071	$6,191	$6,274
Affiliate investments	22	917	35	1,866
Non-control/Non-affiliate investments	31,231	22,533	63,398	48,098
Interest on cash and cash equivalents	204	112	474	333
Total interest income	34,309	26,633	70,098	56,571
PIK interest income:
Control investments	—	1,210	67	2,401
Affiliate investments	—	188	—	364
Non-control/Non-affiliate investments	2,280	548	3,045	1,048
Total PIK interest income	2,280	1,946	3,112	3,813
Fee income:
Control investments	7	128	13	248
Affiliate investments	5	44	9	48
Non-control/Non-affiliate investments	1,120	3,770	2,312	4,677
Total fee income	1,132	3,942	2,334	4,973
Dividend and other income:
Control investments	523	2,258	976	3,298
Total dividend and other income	523	2,258	976	3,298
Total investment income	38,244	34,779	76,520	68,655
Expenses:
Base management fee	5,731	5,386	11,299	10,976
Part I incentive fee	3,813	3,247	7,541	4,077
Part II incentive fee	8,170	—	9,990	—
Professional fees	499	1,015	1,465	3,913
Directors fees	142	177	285	353
Interest expense	8,970	8,530	17,874	18,114
Administrator expense	406	391	1,169	885
General and administrative expenses	705	722	1,336	1,838
Total expenses	28,436	19,468	50,959	40,156
Fees waived	(7,901)	48	(9,465)	(86)
Net expenses	20,535	19,516	41,494	40,070
Net investment income	17,709	15,263	35,026	28,585
Unrealized appreciation (depreciation):
Control investments	3,868	(5,849)	(1,952)	(7,175)
Affiliate investments	(181)	(2,063)	(181)	(2,231)
Non-control/Non-affiliate investments	17,108	7,127	16,324	(36,506)
Secured borrowings	(76)	408	(95)	2,063
Foreign currency forward contracts	753	—	401	—
Net unrealized appreciation (depreciation)	21,472	(377)	14,497	(43,849)
Realized gains (losses):
Affiliate investments	—	2,048	—	2,048
Non-control/Non-affiliate investments	25,899	2,806	42,660	2,515
Foreign currency forward contracts	(686)	—	515	—
Net realized gains (losses)	25,213	4,854	43,175	4,563
Redemption premium on unsecured notes payable	—	(120)	—	(120)
Provision for income tax (expense) benefit	91	—	(495)	—
Net realized and unrealized gains (losses), net of taxes	46,776	4,357	57,177	(39,406)
Net increase (decrease) in net assets resulting from operations	$64,485	$19,620	$92,203	$(10,821)
Net investment income per common share — basic and diluted	$0.13	$0.11	$0.25	$0.20
Earnings (loss) per common share — basic and diluted (Note 5)	$0.46	$0.14	$0.65	$(0.08)
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Operations:
Net investment income	$17,709	$15,263	$35,026	$28,585
Net unrealized appreciation (depreciation)	21,472	(377)	14,497	(43,849)
Net realized gains (losses)	25,213	4,854	43,175	4,563
Redemption premium on unsecured notes payable	—	(120)	—	(120)
Provision for income taxes	91	—	(495)	—
Net increase (decrease) in net assets resulting from operations	64,485	19,620	92,203	(10,821)
Stockholder transactions:
Distributions to stockholders	(13,391)	(11,981)	(26,782)	(29,602)
Net increase (decrease) in net assets from stockholder transactions	(13,391)	(11,981)	(26,782)	(29,602)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	312	533	696	827
Repurchases of common stock under dividend reinvestment program	(312)	(533)	(696)	(827)
Net increase (decrease) in net assets from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	51,094	7,639	65,421	(40,423)
Net assets at beginning of period	872,362	819,595	858,035	867,657
Net assets at end of period	$923,456	$827,234	$923,456	$827,234
Net asset value per common share	$6.55	$5.87	$6.55	$5.87
Common shares outstanding at end of period	140,961	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2019	Six months ended March 31, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$92,203	$(10,821)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation	(14,497)	43,849
Net realized (gains) losses	(43,175)	(4,563)
Redemption premium on unsecured notes payable	—	120
PIK interest income, net of PIK interest income collected	(3,112)	(2,614)
Accretion of original issue discount on investments	(13,224)	(4,033)
Accretion of original issue discount on unsecured notes payable	107	132
Amortization of deferred financing costs	1,545	2,046
Deferred taxes	291	—
Purchases of investments and net revolver activity	(270,266)	(427,931)
Principal payments received on investments (scheduled payments)	9,025	19,965
Principal payments received on investments (payoffs)	190,704	374,178
Proceeds from the sale of investments	129,306	140,158
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	1,575	(879)
(Increase) decrease in due from portfolio companies	(50)	(6)
(Increase) decrease in receivables from unsettled transactions	24,942	(12,852)
(Increase) decrease in other assets	189	(2,832)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,076)	569
Increase (decrease) in base management fee and incentive fee payable	699	1,844
Increase (decrease) in due to affiliate	(1,334)	(106)
Increase (decrease) in interest payable	(1,248)	111
Increase (decrease) in payables from unsettled transactions	(27,336)	(37,584)
Increase (decrease) in director fees payable	—	(8)
Increase (decrease) in amounts payable to syndication partners	477	—
Net cash provided by operating activities	74,745	78,743
Financing activities:
Distributions paid in cash	(26,086)	(28,775)
Borrowings under credit facilities	228,825	183,000
Repayments of borrowings under credit facilities	(45,000)	(255,995)
Repayments of unsecured notes	(228,825)	—
Repurchase of unsecured notes	—	(21,188)
Repayments of secured borrowings	(692)	(541)
Repurchases of common stock under dividend reinvestment plan	(696)	(827)
Deferred financing costs paid	(2,608)	(6,175)
Net cash used in financing activities	(75,082)	(130,501)
Net increase (decrease) in cash and cash equivalents and restricted cash	(337)	(51,758)
Cash and cash equivalents and restricted cash, beginning of period	13,489	59,913
Cash and cash equivalents and restricted cash, end of period	$13,152	$8,155
Supplemental information:
Cash paid for interest	$17,472	$15,825
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$696	$827

Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2019	September 30, 2018
Cash and cash equivalents	$12,815	$13,380
Restricted cash	337	109
Total cash and cash equivalents and restricted cash	$13,152	$13,489

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Control Investments (8)(9)
First Star Speir Aviation Limited (10)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020 (11)(20)			$32,510	$23,381	$32,510
100% equity interest (11)(12)(20)				8,500	867
				31,881	33,377
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021 (6)(20)(24)	7.60%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021 (6)(20)(24)	7.70%		601	601	602
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021 (6)(19)(20)(24)	7.60%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC (20)				—	2,903
				5,717	8,621
Senior Loan Fund JV I, LLC (14)(15)		Multi-sector holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028 (6)(11)(20)	9.51%		96,250	96,250	96,250
87.5% LLC equity interest (11)(16)(19)				49,322	30,584
				145,572	126,834
Thruline Marketing, Inc. (25)		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022 (6)(20)(24)	9.60%		18,146	18,146	18,146
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022 (6)(19)(20)(24)			—	—	—
9,073 Class A Units in FS AVI Holdco, LLC (20)				10,648	6,438
				28,794	24,584
Total Control Investments (20.9% of net assets)				$211,964	$193,416

Affiliate Investments (17)
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023 (6)(19)(20)	8.60%		$1,835	$1,834	$1,835
764,376.60 Class A Units (20)				764	764
583,190.81 Class B Units (20)				—	—
				2,598	2,599
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10% (20)				1,080	1,979
				1,080	1,979
Total Affiliate Investments (0.5% of net assets)				$3,678	$4,578

Non-Control/Non-Affiliate Investments (18)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022 (6)(20)(24)	8.50%		$5,861	$5,819	$5,792
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021 (6)(19)(20)(24)			—	(17)	(26)
				5,802	5,766
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022 (6)	7.65%		19,276	18,811	16,120
				18,811	16,120
Access CIG, LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (6)	10.24%		15,000	14,883	14,900
				14,883	14,900
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc. (20)				5,165	—
				5,165	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.50% cash due 6/30/2019 (6)(20)(21)(24)			26,684	22,596	—
				22,596	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock (20)				$13,611	$12,312
				13,611	12,312
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025 (6)(11)	7.10%		$21,941	21,347	21,598
				21,347	21,598
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 7/10/2026 (6)(11)(20)(24)	7.25%		€17,500	20,035	18,864
				20,035	18,864
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025 (6)(24)	6.74%		$6,353	6,211	5,988
				6,211	5,988
AirStrip Technologies, Inc.		Application software
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025 (20)				90	—
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025 (6)	7.00%		7,940	7,871	7,371
				7,871	7,371
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond, 10.00% cash due 8/15/2023 (11)			2,561	2,600	2,574
Fixed Rate Bond, 8.00% cash due 2/15/2023 (11)			23,915	23,385	24,094
				25,985	26,668
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023 (6)(20)(24)	9.08%		19,750	19,310	19,182
				19,310	19,182
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% cash due 7/28/2022 (6)(24)	6.25%		9,803	9,847	9,504
Second Lien Term Loan, LIBOR+8.50% cash due 7/28/2023 (6)(24)	11.00%		1,149	1,165	1,124
				11,012	10,628
Altice France S.A.		Integrated telecommunication services
Fixed Rate Bond, 8.13% cash due 1/15/2024 (11)			3,000	3,050	3,053
Fixed Rate Bond, 7.63% cash due 2/15/2025 (11)			2,000	2,013	1,828
				5,063	4,881
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note due 12/13/2023 (11)(20)			30,000	29,421	30,000
				29,421	30,000
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021 (6)(20)(24)	9.60%		9,326	9,206	9,248
				9,206	9,248
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025 (6)(20)(24)	9.74%		18,462	18,106	18,103
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025 (6)(19)(20)(24)			—	(30)	(30)
				18,076	18,073
Asurion, LLC		Property & casualty insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025 (6)(24)	9.00%		22,000	21,950	22,355
				21,950	22,355

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Avantor Inc.		Healthcare distributors
Fixed Rate Bond, 9.00% cash due 10/1/2025			$3,000	$2,973	$3,259
				2,973	3,259
Belk Inc.		Department stores
First Lien Term Loan, LIBOR+4.75% cash due 12/12/2022 (6)(24)	7.45%		658	577	532
				577	532
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026 (6)(24)	9.50%		26,250	25,996	26,119
				25,996	26,119
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025 (6)	6.85%		10,985	10,876	10,780
				10,876	10,780
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022 (6)(24)	8.50%		3,138	3,113	3,040
				3,113	3,040
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2.00% PIK due 9/30/2019 (20)(21)			29,431	27,738	1,016
First Lien Revolver, 15.00% cash due 9/30/2019 (19)(20)(21)			2,203	2,203	(211)
452,914.87 Common Units in Cenegenics, LLC (20)				598	—
345,380.141 Preferred Units in Cenegenics, LLC (20)				300	—
				30,839	805
CITGO Holdings, Inc.		Oil & gas refining & marketing
Fixed Rate Bond, 10.75% cash due 2/15/2020			21,300	22,061	21,890
				22,061	21,890
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/22/2024 (6)(24)	7.60%		10,000	9,900	10,000
				9,900	10,000
Convergeone Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026 (6)	7.50%		20,000	19,204	19,194
				19,204	19,194
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021 (20)				105	426
				105	426
Covia Holdings Corporation		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% cash due 6/1/2025 (6)(11)(24)	6.16%		7,940	7,940	6,807
				7,940	6,807
DAE Aviation Holdings		Aerospace & defense
Fixed Rate Bond, 10.00% cash due 7/15/2023			1,500	1,606	1,613
				1,606	1,613
Datto Inc.		Technology distributors
First Lien Term Loan, LIBOR+8.00% cash due 12/7/2022 (6)(20)(24)	10.49%		35,000	34,484	35,700
First Lien Revolver, LIBOR+8.00% cash due 12/7/2022 (6)(19)(20)(24)			—	(35)	—
				34,449	35,700
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024 (6)(24)	6.50%		4,244	4,202	4,178
				4,202	4,178

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Dominion Diagnostics, LLC (26)		Healthcare services
Subordinated Term Loan, 11.00% cash 1.00% PIK due 10/18/2019 (20)(21)			$20,153	$14,478	$7,030
First Lien Term Loan, PRIME+4.00% cash due 4/8/2019 (6)(20)(24)	9.50%		45,691	44,099	44,480
First Lien Revolver, PRIME+4.00% cash due 4/8/2019 (6)(19)(20)(24)	9.50%		2,090	2,090	1,979
				60,667	53,489
The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026 (6)(24)	7.49%		10,000	9,802	9,906
Fixed Rate Bond 6.875% cash due 8/15/2026			5,000	5,000	5,122
				14,802	15,028
Eagleview Technology Corporation		Application software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026 (6)(20)(24)	9.98%		12,000	11,880	11,790
				11,880	11,790
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020 (6)(20)(24)	10.60%		14,611	14,404	14,626
				14,404	14,626
EOS Fitness Opco Holdings, LLC		Leisure facilities
487.5 Class A Preferred Units, 12% (20)				488	806
12,500 Class B Common Units (20)				—	644
				488	1,450
Equitrans Midstream Corp.		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+4.50% cash due 1/31/2024 (6)(11)	7.00%		11,970	11,626	12,025
				11,626	12,025
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026 (6)	10.00%		20,000	19,911	19,750
				19,911	19,750
ExamSoft Worldwide, Inc.		Application software
180,707 Class C Units in ExamSoft Investor LLC (20)				181	—
				181	—
Gentiva Health Services, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+7.00% cash due 7/2/2026 (6)	9.50%		14,500	14,408	14,863
				14,408	14,863
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025 (6)(20)	6.60%		17,910	17,820	17,944
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026 (6)(20)	10.10%		10,000	9,908	10,000
				27,728	27,944
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023 (6)(20)(24)	9.85%		23,447	23,248	23,078
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023 (6)(19)(20)(24)			—	(10)	(18)
				23,238	23,060
GoodRx, Inc.		Interactive media & services
Second Lien Term Loan, LIBOR+7.50% cash due 10/12/2026 (6)(20)	10.00%		22,222	21,776	22,555
				21,776	22,555
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023 (20)				213	765
				213	765
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC (20)				1,000	200
				1,000	200

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
IBG Borrower LLC		Apparel, accessories & luxury goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022 (6)(20)(24)	9.63%		$14,659	$13,224	$13,120
				13,224	13,120
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024 (6)(20)(24)	8.99%		14,118	13,861	13,860
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024 (6)(19)(20)(24)			—	(16)	(16)
				13,845	13,844
Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024 (20)				113	—
				113	—
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% cash due 8/4/2022 (6)(20)(24)	7.25%		5,482	5,432	5,445
				5,432	5,445
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019 (20)			6,167	6,167	6,067
498.60 Class A Preferred Units in Kason Investment, LLC, 8% (20)				499	328
5,540 Class A Common Units in Kason Investment, LLC (20)				55	—
				6,721	6,395
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022 (6)(20)(24)	11.25%		6,105	5,931	6,158
				5,931	6,158
L Squared Capital Partners LLC		Multi-sector holdings
2% Limited Partnership Interest (11)(16)				1,259	3,229
				1,259	3,229
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022 (6)(24)	7.49%		19,996	19,634	19,296
				19,634	19,296
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.00% cash due 11/25/2020 (6)(11)(24)	7.50%		1,763	1,765	1,717
				1,765	1,717
Lift Brands Holdings, Inc.		Leisure facilities
2,000,000 Class A Common Units in Snap Investments, LLC (20)				1,399	3,020
				1,399	3,020
Long's Drugs Incorporated		Pharmaceuticals
50 Series A Preferred Shares in Long's Drugs Incorporated (20)				385	904
25 Series B Preferred Shares in Long's Drugs Incorporated (20)				210	556
				595	1,460
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (6)	9.25%		9,000	9,000	8,578
				9,000	8,578
Lytx Holdings, LLC		Research & consulting services
3,500 Class B Units (20)				—	1,771
				—	1,771
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025 (6)(20)	6.75%		11,940	11,821	11,910
				11,821	11,910

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025 (6)(24)	7.00%		$7,444	$7,412	$7,276
Second Lien Term Loan, LIBOR+8.50% cash due 3/2/2026 (6)(20)(24)	11.00%		37,500	37,012	36,844
				44,424	44,120
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024 (6)(24)	6.25%		11,012	10,932	11,019
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2025 (6)(24)	11.00%		7,333	7,372	7,418
				18,304	18,437
McDermott Technology (Americas), Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025 (6)(11)(24)	7.50%		4,483	4,458	4,307
				4,458	4,307
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024 (6)(20)(24)	7.60%		2,947	2,925	2,889
				2,925	2,889
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/15/2025 (6)(20)(24)	9.48%		28,952	28,385	28,373
First Lien Revolver, LIBOR+7.00% cash due 2/15/2025 (6)(19)(20)(24)			—	(60)	(61)
				28,325	28,312
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023 (6)(20)(24)	11.88%		7,056	6,988	7,055
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023 (6)(20)(24)	11.88%		1,944	1,925	1,943
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022 (6)(19)(20)(24)			—	(8)	(2)
				8,905	8,996
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023 (6)(20)(24)	8.50%		19,000	18,850	19,000
				18,850	19,000
Natural Resource Partners LP		Coal & consumable fuels
Fixed Rate Bond, 10.50% cash due 3/15/2022 (11)			7,000	7,260	7,394
				7,260	7,394
Navicure, Inc.		Healthcare technology
Second Lien Term Loan, LIBOR+7.50% cash due 10/31/2025 (6)(20)(24)	10.00%		14,500	14,380	14,283
				14,380	14,283
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond, 7.38% cash due 5/1/2026 (11)			5,000	5,110	4,913
				5,110	4,913
OmniSYS Acquisition Corporation		Diversified support services
100,000 Common Units in OSYS Holdings, LLC (20)				1,000	1,083
				1,000	1,083
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025 (6)(20)(24)	13.10%		16,750	16,750	13,187
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC (20)				1,967	—
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC (20)				—	—
				18,717	13,187
P2 Upstream Acquisition Co.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 10/30/2020 (6)(24)	6.74%		2,992	2,933	2,962
First Lien Revolver, LIBOR+4.00% cash due 2/1/2020 (6)(19)(24)			—	—	(90)
				2,933	2,872
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% Limited Partnership Interests (11)(16)			—	4,656	3,972
				4,656	3,972

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
PLATO Learning Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 12/9/2021 (20)(22)			$2,765	$2,434	$—
Unsecured Junior PIK Note, 10% PIK due 12/9/2021 (20)(22)			13,131	10,227	—
Unsecured Revolver, 5% cash due 12/9/2021 (19)(20)(21)			2,587	2,471	389
126,127.80 Class A Common Units of Edmentum (20)				126	—
				15,258	389
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% cash due 9/15/2023 (6)(20)(24)	8.36%		17,700	17,542	17,346
				17,542	17,346
QuorumLabs, Inc.		Application software
64,887,669 Junior-2 Preferred Stock (20)				375	—
				375	—
Refac Optical Group (13)		Specialty stores
First Lien Term Loan, LIBOR+10.00% cash due 1/9/2019 (6)(20)(21)			1,858	1,692	1,858
First Lien Term Loan, LIBOR+11.00% cash 1.75% PIK due 9/30/2018 (6)(20)(21)			36,262	32,947	32,868
First Lien Term Loan, 15.50% cash due 9/30/2018 (20)(21)			3,538	3,232	3,105
First Lien Revolver, LIBOR+10.00% cash due 9/30/2018 (6)(20)(21)			3,621	3,360	3,621
1,550.9435 Shares of Common Stock in Refac Holdings, Inc. (20)				1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10% (20)				305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc., 10% (20)				999	—
				42,536	41,452
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% cash due 2/28/2022 (6)(20)(24)	8.25%		3,130	3,093	3,091
				3,093	3,091
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026 (20)			15,969	10,631	10,699
				10,631	10,699
ShareThis, Inc.		Application software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024 (20)				367	4
				367	4
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023 (6)(11)(20)(24)	9.63%		25,000	23,159	24,250
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 11/7/2023 (6)(11)(19)(20)(24)				(115)	(115)
Stock Warrants (exercise price $3.28) expiration date 5/7/2029 (11)(20)				1,750	4,449
				24,794	28,584
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 7/7/2022 (6)(24)	6.25%		4,974	4,969	4,987
				4,969	4,987
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026 (6)(24)	9.24%		12,500	12,446	12,031
				12,446	12,031
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% cash due 3/30/2024 (6)(20)(24)	11.85%		21,563	21,173	21,297
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 12/31/2020 (6)(19)(20)				—	(100)
668,879 Common Units of TerSera Holdings LLC (20)				1,731	2,629
				22,904	23,826

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.50% cash 2.00% PIK due 10/11/2020 (6)(20)(21)(23)(24)			$46,688	$45,650	$33,904
First Lien Revolver, LIBOR+7.50% cash due 10/11/2020 (6)(19)(20)(21)(24)			2,274	2,175	2,274
2,000,000 Units in T5 Investment Vehicle, LLC (20)				2,000	—
				49,825	36,178
TigerText, Inc.		Application software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024 (20)				60	566
				60	566
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024 (6)(24)	7.00%		843	843	817
				843	817
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% cash due 4/21/2025 (6)(20)(24)	10.75%		21,500	21,191	20,962
				21,191	20,962
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025 (6)(24)	6.49%		5,718	5,677	5,730
				5,677	5,730
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023 (6)(24)	8.00%		10,294	10,426	10,345
				10,426	10,345
U.S. Wells Services, LLC		Oil & gas drilling
Second Lien Delayed Draw Term Loan, LIBOR+7.75% cash due 5/31/2020 (6)(11)(20)(24)	10.25%		30,000	28,983	29,400
				28,983	29,400
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023 (6)(24)	7.00%		34,375	34,685	31,931
				34,685	31,931
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025 (6)(24)	7.00%		24,875	24,760	24,751
Fixed Rate Bond, 9.75% cash due 8/15/2026			12,000	12,024	12,015
				36,784	36,766
Vertex Aerospace Services Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+4.75% cash due 6/29/2025 (6)	7.25%		15,872	15,800	15,916
				15,800	15,916
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10% (20)				675	440
7,500 Class A Common Stock Units of PCH Support Holdings, Inc. (20)				75	—
				750	440
Weatherford International		Oil & gas equipment services
Fixed Rate Bond, 9.88% cash due 2/15/2024 (11)			12,000	11,516	8,700
				11,516	8,700
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond, 8.63% cash due 10/31/2025 (11)			5,000	4,874	4,768
				4,874	4,768
WP CPP Holdings, LLC		Aerospace & defense
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026 (6)(24)	10.51%		15,000	14,865	14,937
				14,865	14,937

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
xMatters, Inc.		Application software
600,000 Common Stock Warrants (exercise price $1.78) expiration date 2/26/2025 (20)				$709	$281
				709	281
Yeti Holdings, Inc.		Leisure products
633,938 Shares Yeti Holdings, Inc. Common Stock				—	19,176
				—	19,176
Zep Inc.		Specialty chemicals
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025 (6)(20)(24)	10.85%		$30,000	29,880	26,925
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024 (6)(24)	6.60%		1,985	1,901	1,760
				31,781	28,685
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026 (6)(11)(24)	8.23%		£18,000	23,604	23,337
				23,604	23,337
Total Non-Control/Non-Affiliate Investments (141.5% of net assets)				$1,390,882	$1,306,894
Total Portfolio Investments (163.0% of net assets)				$1,606,524	$1,504,888
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$1,204	$1,204
Other cash accounts				11,948	11,948
Total Cash and Cash Equivalents and Restricted Cash (1.4% of net assets)				$13,152	$13,152
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (164.4% of net assets)				$1,619,676	$1,518,040

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$23,656	£17,887	4/8/2019	JPMorgan Chase Bank, N.A.	$338
Foreign currency forward contract	$19,716	€17,325	4/23/2019	JPMorgan Chase Bank, N.A.	225
					$563

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
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

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.50%, the 60-day LIBOR at 2.56%, the 90-day LIBOR at 2.60%, the 180-day LIBOR at 2.65%, the PRIME at 5.50%, the 30-day UK LIBOR at 0.73% and the 30-day EURIBOR at (0.42)%.

(7)
Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

(8)
Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(9)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2019, qualifying assets represented 73.0% of the Company's total assets and non-qualifying assets represented 27.0% of the Company's total assets.

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

(20)	As of March 31, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

(21)	This investment was on cash non-accrual status as of March 31, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2019
(dollar amounts in thousands)
(unaudited)

(22)	This investment was on PIK non-accrual status as of March 31, 2019. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(23)
The sale of a portion of this loan does not qualify for true sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments as of March 31, 2019 includes $9.0 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

(24)	Loan includes interest rate floor, which is generally 1.00%.

(25)	Prior to March 31, 2019, this portfolio company was named Keypath Education, Inc.

(26)
Payments on the Company's investment in Dominion Diagnostics, LLC are currently past due. In April 2019, the Company entered into a forbearance agreement with Dominion Diagnostics, LLC in which the Company has agreed not to take action against Dominion Diagnostics, LLC through May 10, 2019.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
First Star Speir Aviation Limited (16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020 (11)			$32,510	$24,102	$32,510
100% equity interest (6)(11)				8,500	—
				32,602	32,510
Keypath Education, Inc. (25)		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	9.39%		18,146	18,146	18,146
First Lien Revolver, LIBOR+7.75% (1% floor) cash due 4/3/2022 (13)				—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,984
				28,794	26,130
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.39%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	7.49%		1,453	1,453	1,453
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.39%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,291
				6,569	8,860
Senior Loan Fund JV I, LLC (17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (11)(13)	8.33%		99,813	99,813	99,813
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC (11)			29,520	29,520	29,520
87.5% LLC equity interest (6)(11)(24)				16,172	41
				145,505	129,374
Total Control Investments (22.9% of net assets)				$213,470	$196,874

Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%				$1,080	$2,161
				1,080	2,161
Total Affiliate Investments (0.3% of net assets)				$1,080	$2,161

Non-Control/Non-Affiliate Investments (7)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	8.24%		$5,922	$5,873	$5,922
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)				(17)	—
				5,856	5,922
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% cash 1.5% PIK due 1/13/2022 (13)(21)	7.35%		23,832	22,958	23,058
				22,958	23,058
Access CIG LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)(21)	9.99%		14,235	14,118	14,316
Second Lien Delayed Draw Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)(21)				—	4
				14,118	14,320
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—
				5,165	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 11/30/2018 (13)(22)			25,267	22,596	—
				22,596	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
AdVenture Interactive, Corp. (25)		Advertising
9,073 shares of common stock				$13,611	$6,557
				13,611	6,557
AI Ladder (Luxembourg) Subco S.a.r.l		Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% cash due 7/9/2025 (11)(13)(21)	7.02%		$40,000	38,831	40,238
				38,831	40,238
AI Sirona (Luxembourg) Acquisition S.a.r.l		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% (0% Floor) cash due 7/10/2026 (11)(13)(21)	7.25%		€17,500	20,035	20,225
				20,035	20,225
AirStrip Technologies, Inc.		Application software
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025 (13)(21)	6.74%		$7,980	7,905	7,943
				7,905	7,943
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond 10% cash due 8/15/2023 (11)(21)			15,000	14,539	15,450
Fixed Rate Bond 8% cash due 2/15/2023 (11)(21)			16,000	15,898	16,480
				30,437	31,930
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 8/30/2023 (13)	8.81%		20,000	19,503	19,475
				19,503	19,475
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)(21)	6.14%		9,853	9,904	9,724
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/28/2023 (13)(21)	10.79%		1,149	1,167	1,142
				11,071	10,866
Altice France S.A.		Integrated telecommunication services
Fixed Rate Bond 8.125% cash due 1/15/2024 (11)(21)			3,000	3,054	3,056
Fixed Rate Bond 7.625% cash due 2/15/2025 (11)(21)			2,000	2,014	1,808
				5,068	4,864
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	9.39%		9,585	9,433	9,528
				9,433	9,528
Aretec Group, Inc.		Investment banking & brokerage
Second Lien Exit Term Loan, PRIME+2% cash due 5/23/2021 (13)(21)	7.25%		12,679	12,539	12,759
				12,539	12,759
Asset International, Inc.		Research & consulting services
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/29/2025 (13)	11.64%		15,000	14,691	14,836
				14,691	14,836
Asurion, LLC		Property & casualty insurance
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 8/4/2025 (13)(21)	8.74%		22,000	21,946	22,653
				21,946	22,653

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Avantor Inc.		Commodity chemicals
Fixed Rate Bond 9% cash due 10/1/2025 (21)			$3,000	$2,972	$3,100
				2,972	3,100
Belk Inc.		Department stores
First Lien Term Loan, LIBOR+4.75% (1% Floor) cash due 12/12/2022 (13)(21)	6.88%		662	573	581
				573	581
BeyondTrust Holdings LLC		Application software
3.01% Class A membership interests				4,500	15,831
				4,500	15,831
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% Floor) cash due 6/15/2026 (13)(21)	9.38%		26,250	25,978	26,545
				25,978	26,545
Blueline Rental Finance Corp		Industrial machinery
Fixed Rate Bond 9.25% cash due 3/15/2024 (21)			5,000	5,342	5,259
				5,342	5,259
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)(21)	8.39%		3,154	3,129	3,076
				3,129	3,076
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (22)			29,134	27,738	8,464
First Lien Revolver, 15% cash due 9/30/2019 (22)			2,203	2,203	429
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,839	8,893
CITGO Holdings Inc.		Oil & gas refining & marketing
Fixed Rate Bond 10.75% cash due 2/15/2020 (21)			21,300	22,494	22,685
				22,494	22,685
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,848
				2,000	2,848
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	442
				105	442
Covia Holdings Corporation		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% Floor) cash due 6/1/2025 (11)(13)(21)	6.14%		7,980	7,980	7,568
				7,980	7,568
DAE Aviation Holdings		Aerospace & defense
Fixed Rate Bond 10% cash due 7/15/2023 (21)			1,500	1,616	1,622
				1,616	1,622
Datto Inc.		Technology distributors
First Lien Term Loan, LIBOR+8% (1% floor) cash due 12/7/2022 (13)	10.15%		35,000	34,414	34,622
First Lien Revolver, LIBOR+8% (1% floor) cash due 12/7/2022 (10)(13)	10.15%			(39)	(25)
				34,375	34,597

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			$15,000	$15,000	$15,001
				15,000	15,001
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)(21)			10,500	10,555	10,605
				10,555	10,605
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	773
				213	773
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
IBG Borrower LLC		Apparel, accessories & luxury goods
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/2/2022 (13)	9.44%		14,809	13,143	13,624
				13,143	13,624
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (13)	8.64%		14,118	13,838	13,835
First Lien Revolver, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (10)(13)				(17)	(18)
				13,821	13,817
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.65%		11,568	11,529	11,568
First Lien Term Loan, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.65%		5,043	4,955	5,043
Letter of Credit 6.25% cash due 10/1/2021			3,904	3,897	3,904
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2021 (13)				—	—
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2021 (13)	10.15%		755	747	755
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	2,167
				22,128	23,437
Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				113	—
Internet Pipeline, Inc.		Internet services & infrastructure
Incremental First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022 (13)	7.00%		5,510	5,454	5,509
				5,454	5,509
Janrain, Inc.		Application software
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Jones Energy, Inc.		Oil & gas exploration & production
Fixed Rate Bond 9.25% cash due 3/15/2023 (21)			12,000	11,808	12,390
				11,808	12,390
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,113	6,113	5,606
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	249
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,667	5,855

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (13)	10.84%		$6,105	$5,923	$6,189
				5,923	6,189
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(24)				1,824	3,058
				1,824	3,058
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/29/2022 (13)(21)	7.09%		20,099	19,683	19,395
				19,683	19,395
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% (1% Floor) cash due 11/25/2020 (11)(13)(21)	6.99%		1,883	1,885	1,792
				1,885	1,792
Lift Brands Holdings, Inc.		Leisure facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,398	3,020
				1,398	3,020
Long's Drugs Incorporated		Pharmaceuticals
50 Series A Preferred Shares in Long's Drugs Incorporated				385	761
25 Series B Preferred Shares in Long's Drugs Incorporated				210	491
				595	1,252
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (13)(21)	8.99%		9,000	9,000	9,024
				9,000	9,024
Lytx Holdings, LLC		Research & consulting services
3,500 Class B Units				—	1,423
				—	1,423
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025 (13)	6.38%		12,000	11,880	11,963
				11,880	11,963
Maverick Healthcare Group, LLC (20)		Healthcare equipment
First Lien Term Loan, LIBOR+7.5% cash (1.75% floor) cash due 3/15/2019 (13)(22)			11,068	8,181	9,102
First Lien Term Loan, LIBOR+11% cash (1.75% floor) cash due 3/15/2019 (13)(22)			50,740	39,110	—
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 3/15/2019 (13)(22)			863	611	710
				47,902	9,812
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/28/2025 (13)(21)	6.74%		7,481	7,447	7,537
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/2/2026 (13)	10.74%		37,500	36,977	37,219
				44,424	44,756
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (13)(21)	6.74%		7,920	7,853	7,995
Second Lien Term Loan LIBOR+8.5% (1% floor) cash due 9/29/2025 (13)(21)	10.74%		8,000	8,045	8,180
				15,898	16,175

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
McDermott Technology (Americas), Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/12/2025 (11)(13)(21)	7.24%		$31,144	$30,725	$31,604
				30,725	31,604
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (13)	7.39%		2,963	2,938	2,935
				2,938	2,935
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	11.75%		7,056	6,980	7,090
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	11.75%		1,944	1,923	1,953
First Lien Revolver, PRIME+4% (1% floor) cash due 12/2/2022 (13)	9.25%		300	291	300
				9,194	9,343
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023 (13)	8.40%		19,500	19,327	19,500
				19,327	19,500
Natural Resource Partners LP		Coal & consumable fuels
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(21)			7,000	7,329	7,525
				7,329	7,525
Navicure, Inc.		Healthcare technology
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2025 (13)	9.74%		14,500	14,371	14,500
				14,371	14,500
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond 7.375% cash due 5/1/2026 (11)(21)			5,000	5,116	5,024
				5,116	5,024
OmniSYS Acquisition Corporation		Diversified support services
100,000 Common Units in OSYS Holdings, LLC				1,000	898
				1,000	898
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)	12.89%		16,750	16,750	13,479
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	166
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	13,645
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018 (10)(13)(21)				—	(94)
				—	(94)
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)(24)				5,343	4,759
				5,343	4,759
PLATO Learning Inc. (27)		Education services
Unsecured Senior PIK Note, 8.5% PIK due 12/9/2021 (23)			2,649	2,434	—
Unsecured Junior PIK Note, 10% PIK due 12/9/2021 (23)			12,490	10,227	—
Unsecured Revolver, 5% cash due 12/9/2021 (22)			60	(40)	(2,124)
126,127.80 Class A Common Units of Edmentum				126	—
				12,747	(2,124)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% (1% Floor) cash due 9/15/2023 (13)	8.07%		$18,300	$18,118	$18,209
				18,118	18,209
QuorumLabs, Inc.		Application software
64,887,669 Junior-2 Preferred Stock				375	—
				375	—
Refac Optical Group (26)		Specialty stores
First Lien Term Loan, LIBOR+8% cash due 1/9/2019 (13)(22)			2,242	2,149	2,241
First Lien Term Loan, LIBOR+9% cash 1.75% PIK due 1/9/2019 (13)(22)			34,994	33,700	34,994
First Lien Term Loan, 12.5% cash due 1/9/2019 (22)			3,416	3,308	3,245
First Lien Revolver, LIBOR+8% cash due 1/9/2019 (13)(22)			3,520	3,424	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	—
				43,886	44,000
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)(21)	7.99%		3,174	3,129	3,222
				3,129	3,222
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			16,000	10,000	10,000
				10,000	10,000
Sequa Mezzanine Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+5% (1% Floor) cash due 11/28/2021 (13)(21)	7.19%		8,479	8,411	8,355
Second Lien Term Loan, LIBOR+9% (1% Floor) cash due 4/28/2022 (13)(21)	11.20%		2,000	2,023	1,973
				10,434	10,328
ShareThis, Inc.		Application software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	4
				367	4
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 2/2/2026 (13)(21)	8.86%		12,500	12,442	12,406
				12,442	12,406
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	11.64%		15,000	14,651	14,945
Second Lien Incremental Term loan, LIBOR+9.25% cash due 3/30/2024 (13)	11.59%		3,281	3,202	3,269
Second Lien Incremental Delayed Draw Term Loan, LIBOR+9.25% cash due 12/31/2018 (10)(13)	11.59%			—	(12)
668,879 Common Units of TerSera Holdings LLC				1,731	2,626
				19,584	20,828

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (12)(13)(22)			$46,906	$46,462	$34,292
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (13)(22)			2,702	2,603	2,702
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				51,065	36,994
TigerText, Inc.		Application software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	544
				60	544
TravelCLICK, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)	9.99%		1,510	1,376	1,510
				1,376	1,510
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (13)(21)	6.74%		1,581	1,581	1,593
				1,581	1,593
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025 (13)	10.46%		21,500	21,191	21,715
				21,191	21,715
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023 (13)(21)	7.74%		6,847	6,981	7,009
				6,981	7,009
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023 (13)(21)	6.81%		34,551	34,902	33,741
				34,902	33,741
Verra Mobility, Corp.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)	9.99%		8,750	8,698	8,958
				8,698	8,958
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025 (13)(21)	6.74%		25,000	24,887	25,255
Fixed Rate Bond 9.75% cash due 8/15/2026 (21)			12,000	12,025	12,405
				36,912	37,660
Vertex Aerospace Services Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+4.75% cash due 6/29/2025 (13)(21)	6.99%		15,960	15,883	16,135
				15,883	16,135
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan, LIBOR+6.875% (1% floor) cash due 11/25/2021 (13)(21)	9.12%		23,000	22,919	23,173
				22,919	23,173
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	497
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	497

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Weatherford International		Oil & gas equipment services
Fixed Rate Bond 9.875% cash due 2/15/2024 (11)(21)			$12,000	$11,479	$11,790
				11,479	11,790
WeddingWire, Inc.		Internet services & infrastructure
Earn-out (19)				—	70
				—	70
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond 8.625% cash due 10/31/2025 (11)(21)			5,000	4,867	4,825
				4,867	4,825
WP CPP Holdings, LLC		Aerospace & defense
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026 (13)(21)	10.15%		15,000	14,855	15,033
				14,855	15,033
xMatters, Inc.		Application software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	287
				709	287
Yeti Acquisition, LLC		Leisure products
2,000,000 Common Stock Units of Yeti Holdings, Inc. (28)				—	12,073
				—	12,073
Zep Inc.		Specialty chemicals
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (13)	10.64%		30,000	29,870	28,800
First Lien Term Loan, LIBOR+4.00% (1% floor) cash due 8/12/2024 (13)(21)	6.39%		1,995	1,903	1,904
				31,773	30,704
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.50% (0% floor) cash due 7/23/2026 (11)(13)(21)	8.22%		£18,000	23,568	23,258
				23,568	23,258
Total Non-Control/Non-Affiliate Investments (150.6% of net assets)				$1,392,383	$1,292,166
Total Portfolio Investments (173.8% of net assets)				$1,606,933	$1,491,201
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$9,108	$9,108
Other cash accounts				4,381	4,381
Total Cash and Cash Equivalents and Restricted Cash (1.6% of net assets)				$13,489	$13,489
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (175.4% of net assets)				$1,620,422	$1,504,690

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$23,113	£17,579	10/26/2018	JPMorgan Chase Bank, N.A.	$162

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of March 31, 2019, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC, OCSL SRNE, LLC, OCSL AB Blocker, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of the Company's investments as of March 31, 2019 and September 30, 2018 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements including for purposes of computing the capital gain incentive fee payable by the Company to Oaktree beginning in the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

fiscal year ending September 30, 2019. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
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
Restricted cash includes payments received on certain loans that are payable to syndication partners as of the reporting date in connection with the Company's role as administrative agent.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2016, 2017 or 2018. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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
Amounts Payable to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that are redistributed to syndication partners. If not redistributed by the reporting date, such amounts are classified in restricted cash and a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825, Financial Instruments – Fair Value Option ("ASC 825"), and elected the fair value option for its secured borrowings, which had a cost basis of $11.5 million and $12.3 million in the aggregate as of March 31, 2019 and September 30, 2018, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
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

Note 3. Portfolio Investments
As of March 31, 2019, 163.0% of net assets at fair value, or $1.5 billion, was invested in 110 portfolio companies, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $96.3 million and $30.6 million, respectively. As of March 31, 2019, 1.4% of net assets at fair value, or $13.2 million, was invested in cash and cash equivalents (including restricted cash). In comparison, as of September 30, 2018, 173.8% of net assets at fair value, or $1.5 billion, was invested in 113 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and LLC equity interests in SLF JV I, which had a fair value of $99.8 million, $29.5 million and $0.0 million, respectively, and 1.6% of net assets at fair value, or $13.5 million, was invested in cash and cash equivalents (including restricted cash). As of March 31, 2019, 78.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 14.4% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2018, 75.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 19.6% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2019, the Company recorded net realized gains of $25.2 million and $43.2 million, respectively. During the three and six months ended March 31, 2018, the Company recorded net realized gains of $4.9 million and $4.6 million, respectively. During the three and six months ended March 31, 2019, the Company recorded net unrealized appreciation of $21.5 million and $14.5 million, respectively. During the three and six months ended March 31, 2018, the Company recorded net unrealized depreciation of $0.4 million and $43.8 million, respectively.
The composition of the Company's investments as of March 31, 2019 and September 30, 2018 at cost and fair value was as follows:

	March 31, 2019		September 30, 2018
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,397,493	$1,307,542	$1,390,672	$1,287,958
Investments in equity securities	63,459	70,512	70,756	73,869
Debt investments in SLF JV I	96,250	96,250	129,333	129,333
Equity investment in SLF JV I	49,322	30,584	16,172	41
Total	$1,606,524	$1,504,888	$1,606,933	$1,491,201

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's debt investments as of March 31, 2019 and September 30, 2018 at fixed rates and floating rates was as follows:

	March 31, 2019		September 30, 2018
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$191,828	13.66%	$237,718	16.77%
Floating rate debt securities, including debt investments in SLF JV I	1,211,964	86.34	1,179,573	83.23
Total	$1,403,792	100.00%	$1,417,291	100.00%
The following table presents the financial instruments carried at fair value as of March 31, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$450,301	$736,955	$—	$1,187,256
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	96,101	120,435	—	216,536
Investments in equity securities (preferred)	—	—	5,013	—	5,013
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	19,176	—	39,122	37,785	96,083
Total investments at fair value	19,176	546,402	901,525	37,785	1,504,888
Cash equivalents	1,204	—	—	—	1,204
Derivative assets	—	563	—	—	563
Total assets at fair value	$20,380	$546,965	$901,525	$37,785	$1,506,655
Secured borrowings	$—	$—	$9,011	$—	$9,011
Total liabilities at fair value	$—	$—	$9,011	$—	$9,011
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

The following table presents the financial instruments carried at fair value as of September 30, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$485,436	$638,971	$—	$1,124,407
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	134,025	158,859	—	292,884
Investments in equity securities (preferred)	—	—	4,918	—	4,918
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	—	—	61,134	7,858	68,992
Total investments at fair value	—	619,461	863,882	7,858	1,491,201
Cash equivalents	9,108	—	—	—	9,108
Derivative assets	—	162	—	—	162
Total assets at fair value	$9,108	$619,623	$863,882	$7,858	$1,500,471
Secured borrowings	$—	$—	$9,728	$—	$9,728
Total liabilities at fair value	$—	$—	$9,728	$—	$9,728

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

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically have both unobservable or Level 3 components and observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers between levels are recognized at the beginning of the reporting period.
The following table provides a roll-forward in the changes in fair value from December 31, 2018 to March 31, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of December 31, 2018	$741,372	$119,953	$4,988	$34,107	$900,420	$9,302
New investments & net revolver activity	60,800	1,978	—	—	62,778	—
Redemptions/repayments/sales	(95,212)	(394)	—	(9,995)	(105,601)	(367)
Transfers in (a)	19,780	—	—	—	19,780	—
Net accrual of PIK interest income	420	26	—	—	446	—
Accretion of OID	5,486	292	—	—	5,778	—
Net unrealized appreciation (depreciation)	(13,190)	(1,420)	25	7,073	(7,512)	76
Net realized gains (losses)	17,499	—	—	7,937	25,436	—
Fair value as of March 31, 2019	$736,955	$120,435	$5,013	$39,122	$901,525	$9,011
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2019	$(8,658)	$(1,420)	$25	$7,876	$(2,177)	$76
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended March 31, 2019 as a result of a decreased number of market quotes available and/or decreased market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2017 to March 31, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of December 31, 2017	$815,352	$169,951	$16,350	$68,434	$1,070,087	$11,601
New investments & net revolver activity	135,179	932	—	—	136,111	—
Redemptions/repayments/sales	(127,842)	(21,006)	(2,612)	(6,252)	(157,712)	(541)
Transfers in (a)	14,609	—	—	—	14,609	—
Net accrual of PIK interest income	699	337	—	—	1,036	—
Accretion of OID	1,189	—	—	—	1,189	—
Net unrealized appreciation (depreciation)	1,095	686	(2,054)	(1,505)	(1,778)	(408)
Net realized gains (losses)	1	—	2,113	2,301	4,415	—
Fair value as of March 31, 2018	$840,282	$150,900	$13,797	$62,978	$1,067,957	$10,652
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2018	$2,496	$772	$269	$(1,553)	$1,984	$(408)
__________
(a) There was a transfer into Level 3 from Level 2 for one investment during the quarter ended March 31, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to March 31, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
New investments & net revolver activity	150,799	2,511	—	2,514	155,824	—
Redemptions/repayments/sales	(128,235)	(16,143)	—	(31,286)	(175,664)	(812)
Transfers in (a)	23,446	—	—	—	23,446	—
Transfers out (b)	—	(33,150)	—	—	(33,150)	—
Net accrual of PIK interest income	1,065	121	—	(12,073)	(10,887)	—
Accretion of OID	12,080	663	—	—	12,743	—
Net unrealized appreciation (depreciation)	21,908	7,574	590	(4,391)	25,681	95
Net realized gains (losses)	16,921	—	(495)	23,224	39,650	—
Fair value as of March 31, 2019	$736,955	$120,435	$5,013	$39,122	$901,525	$9,011
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2019	$(16,071)	$7,577	$95	$8,733	$334	$95
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the six months ended March 31, 2019 as a result of a decreased number of market quotes available and/or decreased market liquidity.

(b) There was one transfer from Level 3 to Level 1 during the six months ended March 31, 2019 as a result of an initial public offering of a portfolio company. There was also one transfer out of Level 3 during the six months ended March 31, 2019 as a result of an investment restructuring in which debt investments were exchanged for equity investments that are valued using net asset value as a practical expedient.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to March 31, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
New investments & net revolver activity	208,403	2,663	—	2,500	213,566	—
Redemptions/repayments/sales	(367,736)	(21,819)	(2,613)	(6,242)	(398,410)	(541)
Transfers out (a)	(37,368)	—	—	—	(37,368)	—
Net accrual of PIK interest income	1,382	412	—	—	1,794	—
Accretion of OID	1,377	—	—	—	1,377	—
Net unrealized appreciation (depreciation)	(26,219)	(10,686)	(2,148)	(4,736)	(43,789)	(2,063)
Net realized gains (losses)	1	(1)	2,113	2,292	4,405	—
Fair value as of March 31, 2018	$840,282	$150,900	$13,797	$62,978	$1,067,957	$10,652
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2018	$(23,668)	$(10,686)	$(57)	$(4,667)	$(39,078)	$(2,063)
__________
(a) There were transfers out of Level 3 into Level 2 for certain investments during the six months ended March 31, 2018 as a result of an increased number of market quotes available and/or increased market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of March 31, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$404,044	Market yield technique	Market yield	(b)	7.6%	-	23.7%	13.6%
	39,622	Enterprise value technique	EBITDA multiple	(c)	2.2x	-	7.6x	4.9x
	33,315	Transactions precedent	Transaction price	(d)	N/A	-	N/A	N/A
	259,974	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	16,766	Market yield technique	Market yield	(b)	14.0%	-	17.5%	15.3%
	7,419	Enterprise value technique	EBITDA multiple	(c)	5.5x	-	8.4x	5.7x
SLF JV I debt investments	96,250	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	2,242	Enterprise value technique	Revenue multiple	(c)	0.9x	-	10.9x	5.9x
	41,026	Enterprise value technique	EBITDA multiple	(c)	2.2x	-	18.0x	6.8x
	867	Transactions precedent	Transaction price	(d)	N/A	-	N/A	N/A
Total	$901,525
Secured borrowings	9,011	Enterprise value technique	EBITDA multiple	(c)	5.3x	-	5.5x	5.4x
Total	$9,011
__________

(a)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(b)	Used when market participants would take into account market yield when pricing the investment.

(c)	Used when market participants would use such multiples when pricing the investment or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$241,522	Market yield technique	Market yield	(b)	7.4%	-	20.0%	12.1%
	97,057	Enterprise value technique	EBITDA multiple	(c)	2.8x	-	7.6x	5.1x
	32,510	Enterprise value technique	Asset multiple	(c)	0.9x	-	1.1x	1.0x
	55,343	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	212,539	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	30,608	Market yield technique	Market yield	(b)	10.4%	-	24.2%	14.2%
	(1,082)	Enterprise value technique	EBITDA multiple	(c)	4.8x	-	7.2x	6.4x
SLF JV I debt investments	129,333	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	24,654	Enterprise value technique	Revenue multiple	(c)	0.4x	-	10.9x	4.8x
	41,286	Enterprise value technique	EBITDA multiple	(c)	2.8x	-	18.0x	8.7x
	112	Enterprise value technique	Asset multiple	(c)	0.9x	-	1.1x	1.0x
Total	$863,882
Secured borrowings	9,728	Enterprise value technique	EBITDA multiple	(c)	5.8x	-	6.0x	5.9x
Total	$9,728
__________

(a)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(b)	Used when market participants would take into account market yield when pricing the investment.

(c)	Used when market participants would use such multiples when pricing the investment or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2019 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$424,825	$424,825	$—	$—	$424,825
Unsecured notes payable (net of unamortized financing costs)	158,342	162,899	—	162,899	—
Total	$583,167	$587,724	$—	$162,899	$424,825
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

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,252,613	77.97%	$1,200,242	74.69%
Subordinated debt	144,880	9.02	190,430	11.85
Debt investments in SLF JV I	96,250	5.99	129,333	8.05
Common equity & warrants	56,551	3.52	63,848	3.97
LLC equity interests of SLF JV I	49,322	3.07	16,172	1.01
Preferred equity	6,908	0.43	6,908	0.43
Total	$1,606,524	100.00%	$1,606,933	100.00%

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,187,256	78.89%	128.56%	$1,124,408	75.40%	131.05%
Subordinated debt	120,286	7.99%	13.03%	163,550	10.97%	19.06%
Debt investments in SLF JV I	96,250	6.40%	10.42%	129,333	8.67%	15.07%
Common equity & warrants	65,499	4.35%	7.10%	68,951	4.63%	8.04%
LLC equity interests of SLF JV I	30,584	2.03%	3.31%	41	—	—
Preferred equity	5,013	0.34%	0.54%	4,918	0.33%	0.57%
Total	$1,504,888	100.00%	162.96%	$1,491,201	100.00%	173.79%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Northeast	$536,118	33.37%	$539,568	33.58%
West	310,857	19.35%	247,831	15.42%
Midwest	297,443	18.51%	278,632	17.34%
International	162,446	10.11%	155,657	9.69%
Southeast	137,536	8.56%	172,461	10.73%
Southwest	92,309	5.75%	200,904	12.50%
South	39,859	2.48%	—	—
Northwest	29,956	1.87%	11,880	0.74%
Total	$1,606,524	100.00%	$1,606,933	100.00%

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$490,768	32.61%	53.14%	$495,942	33.26%	57.80%
West	285,499	18.97%	30.92%	230,117	15.43%	26.82%
Midwest	250,064	16.62%	27.08%	229,222	15.37%	26.71%
International	163,638	10.87%	17.72%	158,048	10.60%	18.42%
Southeast	136,678	9.08%	14.80%	177,024	11.87%	20.63%
Southwest	108,198	7.19%	11.72%	188,608	12.65%	21.98%
South	40,180	2.67%	4.35%	—	—	—%
Northwest	29,863	1.99%	3.23%	12,240	0.82%	1.43%
Total	$1,504,888	100.00%	162.96%	$1,491,201	100.00%	173.79%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2019 and September 30, 2018 was as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$146,831	9.16%	$157,883	9.85%
Healthcare services	135,801	8.45	119,468	7.43
Application software	107,307	6.68	85,875	5.34
Data processing & outsourced services	75,821	4.72	87,617	5.45
Property & casualty insurance	66,374	4.13	66,370	4.13
Biotechnology	66,036	4.11	11,880	0.74
Pharmaceuticals	55,930	3.48	69,098	4.30
Healthcare technology	51,164	3.18	51,283	3.19
Specialized finance	49,441	3.08	48,571	3.02
Auto parts & equipment	42,637	2.65	42,633	2.65
Specialty stores	42,536	2.65	43,887	2.73
Advertising	42,405	2.64	42,405	2.64
Aerospace & defense	40,333	2.51	45,918	2.86
Internet services & infrastructure	37,959	2.36	5,454	0.34
Research & consulting services	34,713	2.16	34,595	2.15
Technology distributors	34,449	2.14	34,375	2.14
Integrated telecommunication services	33,764	2.10	33,768	2.10
Oil & gas refining & marketing	31,961	1.99	22,493	1.40
Airlines	31,880	1.98	32,602	2.03
Specialty chemicals	31,781	1.98	31,773	1.98
Oil & gas equipment & services	29,631	1.84	56,753	3.53
Systems software	29,180	1.82	15,898	0.99
Oil & gas drilling	28,983	1.80	—	—
Managed healthcare	27,728	1.73	27,812	1.73
Construction & engineering	25,985	1.62	30,437	1.89
Industrial machinery	24,263	1.51	30,127	1.87
Healthcare distributors	22,607	1.41	19,683	1.22
Interactive media & services	21,776	1.36	—	—
Electrical components & equipment	21,347	1.33	38,831	2.42
IT consulting & other services	19,954	1.24	750	0.05
Movies & entertainment	19,310	1.20	19,504	1.21
Personal products	18,850	1.17	19,327	1.20
General merchandise stores	18,811	1.17	22,959	1.43
Diversified support services	18,808	1.17	19,266	1.20
Apparel, accessories & luxury goods	18,389	1.14	18,308	1.14
Education services	16,258	1.01	13,748	0.86
Food retail	14,404	0.90	22,052	1.37
Oil & gas storage & transportation	11,626	0.72	—	—
Security & alarm services	11,012	0.69	11,071	0.69
Trading companies & distributors	10,426	0.65	6,981	0.43
Household appliances	7,871	0.49	7,905	0.49
Coal & consumable fuels	7,260	0.45	7,329	0.46
Environmental & facilities services	5,931	0.37	5,923	0.37
Commercial printing	5,802	0.36	5,856	0.36
Thrifts & mortgage finance	4,656	0.29	5,344	0.33
Restaurants	3,113	0.19	3,129	0.19
Leisure facilities	1,887	0.12	5,401	0.34
Human resource & employment services	843	0.05	1,581	0.10
Department stores	577	0.04	573	0.04
Other diversified financial services	113	0.01	113	0.01
Commodity chemicals	—	—	2,972	0.18
Consumer electronics	—	—	22,128	1.38
Healthcare equipment	—	—	47,901	2.98
Hypermarkets & super centers	—	—	2,057	0.13
Investment banking & brokerage	—	—	12,539	0.78
Oil & gas exploration & production	—	—	34,727	2.16
Total	$1,606,524	100.00%	$1,606,933	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Multi-sector holdings (1)	$130,057	8.67%	14.06%	$143,037	9.57%	16.66%
Application software	104,527	6.95	11.32	96,457	6.47	11.24
Healthcare services	77,124	5.12	8.35	67,039	4.50	7.81
Biotechnology	70,494	4.68	7.63	11,963	0.80	1.39
Property & casualty insurance	66,475	4.42	7.20	67,409	4.52	7.86
Data processing & outsourced services	62,297	4.14	6.75	74,266	4.98	8.66
Pharmaceuticals	56,566	3.76	6.13	71,946	4.82	8.39
Healthcare technology	51,049	3.39	5.53	52,160	3.50	6.08
Specialized finance	48,997	3.26	5.31	48,248	3.24	5.62
Auto parts & equipment	41,572	2.76	4.50	43,146	2.89	5.03
Specialty stores	41,452	2.75	4.49	44,001	2.95	5.13
Aerospace & defense	40,544	2.69	4.39	46,338	3.11	5.40
Internet services & infrastructure	37,935	2.52	4.11	5,580	0.37	0.65
Advertising	36,896	2.45	4.00	32,687	2.19	3.81
Research & consulting services	36,549	2.43	3.96	36,359	2.44	4.24
Technology distributors	35,700	2.37	3.87	34,597	2.32	4.03
Airlines	33,377	2.22	3.61	32,510	2.18	3.79
Oil & gas refining & marketing	31,890	2.12	3.45	22,684	1.52	2.64
Oil & gas drilling	29,400	1.95	3.18	—	—	—
Systems software	29,217	1.94	3.16	16,175	1.08	1.89
Specialty chemicals	28,685	1.91	3.11	30,704	2.06	3.58
Oil & gas equipment & services	28,435	1.89	3.08	59,822	4.01	6.97
Managed healthcare	27,944	1.86	3.03	28,012	1.88	3.26
Integrated telecommunication services	27,750	1.84	3.01	28,358	1.90	3.30
Construction & engineering	26,668	1.77	2.89	31,930	2.14	3.72
Industrial machinery	23,741	1.58	2.57	29,323	1.97	3.42
Healthcare distributors	22,555	1.50	2.44	19,395	1.30	2.26
Interactive media & services	22,555	1.50	2.44	—	—	—
Electrical components & equipment	21,598	1.44	2.34	40,238	2.70	4.69
IT consulting & other services	19,634	1.30	2.13	497	0.03	0.06
Movies & entertainment	19,182	1.27	2.08	19,475	1.31	2.27
Leisure products	19,177	1.27	2.08	12,073	0.81	1.41
Personal products	19,000	1.26	2.06	19,500	1.31	2.27
Diversified support services	18,872	1.25	2.04	18,295	1.23	2.13
General merchandise stores	16,120	1.07	1.75	23,058	1.55	2.69
Food retail	14,626	0.97	1.58	22,050	1.48	2.57
Apparel, accessories & luxury goods	13,120	0.87	1.42	13,624	0.91	1.59
Oil & gas storage & transportation	12,025	0.80	1.30	—	—	—
Security & alarm services	10,628	0.71	1.15	10,865	0.73	1.27
Trading companies & distributors	10,346	0.69	1.12	7,009	0.47	0.82
Coal & consumable fuels	7,394	0.49	0.80	7,525	0.50	0.88
Household appliances	7,371	0.49	0.80	7,943	0.53	0.93
Environmental & facilities services	6,158	0.41	0.67	6,189	0.42	0.72
Commercial printing	5,766	0.38	0.62	5,922	0.40	0.69
Leisure facilities	4,470	0.30	0.48	8,154	0.55	0.95
Thrifts & mortgage finance	3,972	0.26	0.43	4,759	0.32	0.55
Restaurants	3,040	0.20	0.33	3,076	0.21	0.36
Human resource & employment services	817	0.05	0.09	1,593	0.11	0.19
Education services	589	0.04	0.06	(2,125)	(0.14)	(0.25)
Department stores	532	0.04	0.06	581	0.04	0.07
Commodity chemicals	—	—	—	3,101	0.21	0.36
Consumer electronics	—	—	—	23,438	1.57	2.73
Healthcare equipment	—	—	—	9,812	0.66	1.14
Hypermarkets & super centers	—	—	—	2,082	0.14	0.24
Investment banking & brokerage	—	—	—	12,759	0.86	1.49
Oil & gas exploration & production	—	—	—	35,562	2.38	4.14
Total	$1,504,888	100.00%	162.96%	$1,491,201	100.00%	173.79%
___________________

(1)	This industry includes the Company's investment in SLF JV I.

As of March 31, 2019 and September 30, 2018, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. For the three and six months ended March 31, 2019 and 2018, no individual investment produced investment income that exceeded 10% of total investment income.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. On December 28, 2018, the Company and Kemper directed the redemption of their holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of the Company and Kemper, based upon their respective holdings of mezzanine notes. Upon such distribution, the Company and Kemper each then directed that a portion of their respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I (the "SLF JV 1 Subordinated Notes") and the mezzanine notes issued by SLF Repack Issuer 2016, LLC (the "SLF Repack Notes") collectively are referred to as the SLF JV I Notes. Prior to the redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2019, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes and as of September 30, 2018, the Company and Kemper owned in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interest in SLF JV I and the outstanding SLF Repack Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $200.0 million of borrowings as of March 31, 2019 and September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2019, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 28, 2026. As of March 31, 2019, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $185.0 million and $153.0 million of borrowings were outstanding as of March 31, 2019 and September 30, 2018, respectively.
As of March 31, 2019 and September 30, 2018, SLF JV I had total assets of $346.6 million and $314.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 49 and 40 portfolio companies as of March 31, 2019 and September 30, 2018, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of March 31, 2019, the Company's investment in SLF JV I consisted of LLC equity interests of $30.6 million, at fair value, and SLF JV I Subordinated Notes of $96.3 million, at fair value. As of September 30, 2018, the Company's investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively.
As of each of March 31, 2019 and September 30, 2018, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of March 31, 2019 and September 30, 2018, the Company and Kemper had the option to fund additional SLF JV I Subordinated Notes, subject to additional equity funding to SLF JV I. As of each of March 31, 2019 and September 30, 2018, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Senior secured loans (1)	$327,645	$297,053
Weighted average interest rate on senior secured loans (2)	7.03%	7.20%
Number of borrowers in SLF JV I	49	40
Largest exposure to a single borrower (1)	$10,889	$17,512
Total of five largest loan exposures to borrowers (1)	$50,714	$66,507
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of March 31, 2019

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Access CIG, LLC	Diversified support services	First Lien Term Loan	2/27/2025	LIBOR+3.75%	6.24%	$9,347	$9,299	$9,254
Accudyne Industries, LLC (6)	Industrial machinery	First Lien Term Loan	8/18/2024	LIBOR+3.00%	5.50%	8,906	8,906	8,906
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	1,258
AI Ladder (Luxembourg) Subco S.a.r.l. (4)	Electrical components & equipment	First Lien Term Loan	7/9/2025	LIBOR+4.50%	7.10%	6,198	6,031	6,102
Air Newco LP	IT consulting & other services	First Lien Term Loan	5/31/2024	LIBOR+4.75%	7.24%	9,950	9,925	9,950
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan	8/1/2025	LIBOR+5.50%	8.10%	9,950	9,850	9,929
Allied Universal Holdco LLC (4)(6)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75%	6.25%	6,876	6,915	6,666
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan	8/14/2026	LIBOR+4.00%	6.48%	7,481	7,307	7,191
Alvogen Pharma US, Inc. (6)	Pharmaceuticals	First Lien Term Loan	4/1/2022	LIBOR+4.75%	7.25%	9,625	9,625	9,392
Apptio, Inc. (4)(6)	Application software	First Lien Term Loan	1/10/2025	LIBOR+7.25%	9.74%	4,615	4,526	4,526
		First Lien Revolver	1/10/2025	LIBOR+7.25%		—	(7)	(7)
Total Apptio, Inc.						4,615	4,519	4,519
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3.00%	5.50%	9,925	9,903	9,771
Boxer Parent Company Inc. (4)	Systems software	First Lien Term Loan	10/2/2025	LIBOR+4.25%	6.85%	6,647	6,558	6,523
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan	5/21/2025	LIBOR+4.00%	6.49%	7,444	7,411	7,086
Cast & Crew Payroll, LLC	Application software	First Lien Term Loan	2/9/2026	LIBOR+4.00%	6.50%	5,000	4,950	5,027
CITGO Petroleum Corp. (4)(6)	Oil & gas refining & marketing	First Lien Term Loan	3/22/2024	LIBOR+5.00%	7.60%	8,000	7,920	8,000
Clearent Newco, LLC (6)	Application software	First Lien Term Loan	3/20/2024	LIBOR+4.00%	6.56%	6,860	6,775	6,688
		Delayed Draw Term Loan	3/20/2024	LIBOR+4.00%	6.56%	1,188	1,163	1,138
		First Lien Revolver	3/20/2023	PRIME+3.00%	8.50%	693	680	666
Total Clearent Newco, LLC						8,741	8,618	8,492
DigiCert, Inc. (4)(6)	Internet services & infrastructure	First Lien Term Loan	10/31/2024	LIBOR+4.00%	6.50%	8,292	8,179	8,164
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.50%	10.00%	6,000	5,973	5,925
Everi Payments Inc. (6)	Casinos & gaming	First Lien Term Loan	5/9/2024	LIBOR+3.00%	5.50%	4,913	4,889	4,889
Falmouth Group Holdings Corp. (6)	Specialty chemicals	First Lien Term Loan	12/14/2021	LIBOR+6.75%	9.25%	4,121	4,092	4,093
Frontier Communications Corporation (6)	Integrated telecommunication services	First Lien Term Loan	6/15/2024	LIBOR+3.75%	6.25%	1,995	1,944	1,953
Gentiva Health Services, Inc.	Healthcare services	First Lien Term Loan	7/2/2025	LIBOR+3.75%	6.25%	7,960	7,830	7,990
Gigamon Inc. (6)	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.25%	6.85%	7,900	7,835	7,801
GoodRx, Inc.	Interactive media & services	First Lien Term Loan	10/10/2025	LIBOR+3.00%	5.49%	7,980	7,962	7,907
Indivior Finance S.a.r.l. (6)	Pharmaceuticals	First Lien Term Loan	12/19/2022	LIBOR+4.50%	7.25%	7,966	7,849	7,827

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Intelsat Jackson Holdings S.A. (6)	Alternative carriers	First Lien Term Loan	11/27/2023	LIBOR+3.75%	6.24%	$10,000	$9,878	$9,866
KIK Custom Products Inc. (6)	Household products	First Lien Term Loan	5/15/2023	LIBOR+4.00%	6.50%	8,000	7,968	7,493
McDermott Technology (Americas), Inc. (4)(6)	Oil & gas equipment & services	First Lien Term Loan	5/12/2025	LIBOR+5.00%	7.50%	9,900	9,725	9,512
Mindbody, Inc. (4)(6)	Internet Services & Infrastructure	First Lien Term Loan	2/15/2025	LIBOR+7.00%	9.48%	4,524	4,435	4,433
		First Lien Revolver	2/15/2025	LIBOR+7.00%		—	(9)	(10)
Total Mindbody, Inc.						4,524	4,426	4,423
Morphe LLC (4)(6)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6.00%	8.50%	4,275	4,241	4,275
New IPT, Inc. (4)(6)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5.00%	7.60%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.10%	7.70%	263	263	263
		21.876 Class A Common Units				—	—	1,268
Total New IPT, Inc.						2,057	2,057	3,325
Northern Star Industries Inc. (6)	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75%	7.35%	6,930	6,900	6,895
Novetta Solutions, LLC (6)	Application software	First Lien Term Loan	10/17/2022	LIBOR+5.00%	7.50%	6,024	5,987	5,915
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan	3/13/2025	LIBOR+4.00%	6.60%	7,920	7,912	7,920
Refac Optical Group (4)(5)(7)	Specialty stores	First Lien Term Loan	1/9/2019	LIBOR+10.00%		2,133	1,940	2,133
Salient CRGT, Inc. (4)(6)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75%	8.25%	2,236	2,209	2,208
Scientific Games International, Inc. (6)	Casinos & gaming	First Lien Term Loan	8/14/2024	LIBOR+2.75%	5.25%	6,549	6,522	6,389
Sequa Corp. (6)	Aerospace & defense	First Lien Term Loan	11/28/2021	LIBOR+5.00%	7.78%	6,970	6,764	6,839
SHO Holding I Corporation (6)	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5.00%	7.74%	8,463	8,443	7,955
Signify Health, LLC (6)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.50%	7.10%	9,900	9,817	9,900
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.50%	8.10%	4,969	4,894	4,857
Thruline Marketing, Inc. (4)(6)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7.00%	9.60%	1,854	1,852	1,854
		927 Common Stock Shares				—	1,088	658
Total Thruline Marketing, Inc.						1,854	2,940	2,512
Triple Royalty Sub LLC	Pharmaceuticals	Fixed Rate Bond	4/15/2033	9.00%		5,000	5,000	5,088
TV Borrower US, LLC (6)	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75%	7.35%	2,008	2,001	2,005
Uber Technologies, Inc. (4)(6)	Application software	First Lien Term Loan	4/4/2025	LIBOR+4.00%	6.49%	9,925	9,882	9,945
Uniti Group LP (6)	Specialized REITs	First Lien Term Loan	10/24/2022	LIBOR+5.00%	7.50%	6,434	6,223	6,300
Valeant Pharmaceuticals International Inc.	Pharmaceuticals	First Lien Term Loan	11/27/2025	LIBOR+2.75%	5.23%	1,924	1,915	1,904
Veritas US Inc. (4)(6)	Application software	First Lien Term Loan	1/27/2023	LIBOR+4.50%	7.00%	6,929	6,885	6,437
Verra Mobility, Corp. (6)	Data processing & outsourced services	First Lien Term Loan	2/28/2025	LIBOR+3.75%	6.25%	10,889	10,905	10,917
WP CPP Holdings, LLC (4)(6)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75%	10.51%	6,000	5,945	5,975
						$327,645	$327,059	$325,603

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

__________
(1) Represents the interest rate as of March 31, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2019, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.50%, 60-day LIBOR at 2.56%, the 90-day LIBOR at 2.60%, the 180-day LIBOR at 2.65%, and the PRIME at 5.50%.
(3) Represents the current determination of fair value as of March 31, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and SLF JV I as of March 31, 2019.
(5) This investment was on cash non-accrual status as of March 31, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
(6) Loan includes interest rate floor, which is generally 1.00%.
(7) Payments on SLF JV I's investment in Refac Optical Group are currently past due.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC	Industrial machinery	First Lien Term Loan	8/18/2024	LIBOR+3.00% (1.00% floor)	5.24%	$9,088	$9,088	$9,134
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan	7/9/2025	LIBOR+4.50%	7.02%	11,300	10,970	11,367
Air Newco LP	IT consulting & other services	First Lien Term Loan	5/31/2024	LIBOR+4.75%	6.88%	10,000	9,975	10,100
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan	8/1/2025	LIBOR+5.50%	7.84%	10,000	9,900	10,041
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1.00% floor)	6.14%	6,912	6,956	6,821
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan	8/14/2026	LIBOR+4.00%	6.16%	7,500	7,313	7,457
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	4/1/2022	LIBOR+4.75% (1.00% floor)	6.99%	9,822	9,822	9,918
Asset International, Inc.	Research & consulting services	First Lien Term Loan	12/30/2024	LIBOR+4.50% (1.00% floor)	6.89%	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3.00%	5.39%	9,975	9,951	10,049
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan	5/21/2025	LIBOR+4.00%	6.17%	7,481	7,446	7,458
Chloe Ox Parent LLC	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.50% (1.00% floor)	6.89%	9,950	9,860	9,987
Clearent Newco, LLC	Application software	First Lien Term Loan	3/20/2024	LIBOR+4.00% (1.00% floor)	6.24%	6,894	6,800	6,796
		Delayed Draw Term Loan	3/20/2024	LIBOR+4.00% (1.00% floor)	6.19%	337	310	309
		First Lien Revolver	3/20/2023	PRIME+3.00% (1.00% floor)	8.00%	852	837	836
Total Clearent Newco, LLC						8,083	7,947	7,941
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.25% (0.75% floor)	10.36%	17,512	17,399	17,512
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.50%	9.74%	6,000	5,971	6,030
Everi Payments Inc.	Casinos & gaming	First Lien Term Loan	5/9/2024	LIBOR+3.00% (1.00% floor)	5.24%	4,938	4,914	4,973
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/14/2021	LIBOR+6.75% (1.00% floor)	8.99%	4,330	4,300	4,330

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Garretson Resolution Group, Inc. (5)	Diversified support services	First Lien Term Loan	5/22/2021	LIBOR+6.50% (1.00% floor)		$5,797	$5,772	$1,159
Gigamon Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.50% (1.00% floor)	6.89%	7,940	7,869	8,000
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan	9/11/2023	LIBOR+3.75%	6.09%	8,955	8,933	9,028
InMotion Entertainment Group, LLC (4)	Consumer electronics	First Lien Term Loan	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,389	8,375
		First Lien Term Loan	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC						16,750	16,695	16,750
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7.00% (1.00% floor)	9.39%	1,855	1,853	1,854
		927 shares Common Stock					1,088	816
Total Keypath Education, Inc.						1,855	2,941	2,670
KIK Custom Products Inc.	Household products	First Lien Term Loan	5/15/2023	LIBOR+4.00% (1.00% floor)	6.24%	8,000	7,965	7,975
McDermott Technology (Americas) Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	5/12/2025	LIBOR+5.00% (1.00% floor)	7.24%	9,950	9,760	10,097
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6.00% (1.00% floor)	8.40%	4,388	4,348	4,388
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5.00% (1.00% floor)	7.39%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.10% (1.00% floor)	7.49%	634	634	634
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,428	2,428	3,429
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75% (1.00% floor)	7.08%	6,965	6,933	6,974
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5.00% (1.00% floor)	7.25%	6,055	6,012	5,881
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan	3/13/2025	LIBOR+4.00% (1.00% floor)	6.39%	7,960	7,951	8,089
Refac Optical Group (4)(5)	Specialty stores	First Lien Term Loan	1/9/2019	LIBOR+8.00%	10.26%	2,573	2,476	2,573
Salient CRGT, Inc. (4)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1.00% floor)	7.99%	2,267	2,235	2,301
Scientific Games International, Inc.	Casinos & gaming	First Lien Term Loan	8/14/2024	LIBOR+2.75% (1.00% floor)	5.03%	6,582	6,552	6,579
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5.00% (1.00% floor)	7.34%	8,507	8,484	8,082
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.50%	7.75%	5,000	4,925	5,019
TravelCLICK, Inc. (4)	Data Processing & outsourced services	Second Lien Term Loan	11/6/2021	LIBOR+7.75% (1.00% floor)	9.99%	2,871	2,871	2,871
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1.00% floor)	7.14%	2,019	2,011	2,026
Uber Technologies Inc.	Application software	First Lien Term Loan	4/4/2025	LIBOR+4.00% (1.00% floor)	6.12%	9,975	9,928	10,055
Uniti Group LP	Specialized REITs	First Lien Term Loan	10/24/2022	LIBOR+3.00% (1.00% floor)	5.24%	6,467	6,225	6,198
Veritas US Inc.	Application software	First Lien Term Loan	1/27/2023	LIBOR+4.50% (1.00% floor)	6.78%	6,965	6,915	6,801
Verra Mobility, Corp. (4)	Data processing & outsourced services	First Lien Term Loan	2/28/2025	LIBOR+3.75% (1.00% floor)	5.99%	10,945	10,961	11,013
WP CPP Holdings, LLC	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75%	10.15%	6,000	5,942	6,013
						$297,053	$297,158	$294,676

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

__________
(1) Represents the interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
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

Both the cost and fair value of the subordinated notes of SLF JV I held by the Company were $96.3 million as of March 31, 2019. Both the cost and fair value of the mezzanine notes held by the Company were $129.3 million as of September 30, 2018. The Company earned cash interest of $2.3 million and $5.1 million on its investments in the SLF JV I Notes for the three and six months ended March 31, 2019, respectively. The Company earned interest of $2.6 million and $5.4 million on its investments in the mezzanine notes for the three and six months ended March 31, 2018, respectively. The subordinated notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $49.3 million and $30.6 million, respectively, as of March 31, 2019, and $16.2 million and $0.0 million, respectively, as of September 30, 2018. The Company did not earn dividend income for the three and six months ended March 31, 2019 with respect to its investment in the LLC equity interests of SLF JV I. The Company earned dividend income of $1.6 million for the three and six months ended March 31, 2018, with respect to its LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019 and 2018:

	March 31, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2019: $327,059; cost September 30, 2018: $297,158)	$325,603	$294,676
Receivables from secured financing arrangements at fair value (cost March 31, 2019 and September 30, 2018: $9,801)	7,163	7,069
Cash and cash equivalents	5,195	3,226
Restricted cash	4,902	4,808
Other assets	3,759	4,418
Total assets	$346,622	$314,197

Senior credit facility payable	$185,010	$153,010
Debt securities payable at fair value (proceeds March 31, 2019: $110,000; proceeds September 30, 2018: $147,808)	110,000	147,808
Other liabilities	16,658	13,331
Total liabilities	$311,668	$314,149
Members' equity	34,954	48
Total liabilities and members' equity	$346,622	$314,197

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Selected Statements of Operations Information:
Interest income	$5,551	$4,929	$10,989	$9,657
Other income	80	49	89	49
Total investment income	5,631	4,978	11,078	9,706
Interest expense	4,709	4,915	9,863	10,060
Other expenses	276	111	326	272
Total expenses (1)	4,985	5,026	10,189	10,332
Net unrealized appreciation (depreciation)	4,576	1,219	1,120	993
Net realized gains (losses)	19	(17)	(4,986)	(21)
Net income (loss)	$5,241	$1,154	$(2,977)	$346
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the six months ended March 31, 2019, the Company sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by the Company on these transactions. The Company did not sell any debt investments to SLF JV I during the six months ended March 31, 2018.

Note 4. Fee Income
For the three and six months ended March 31, 2019, the Company recorded total fee income of $1.1 million and $2.3 million, respectively, of which $0.1 million and $0.3 million, respectively, was recurring in nature. For the three and six months ended March 31, 2018, the Company recorded total fee income of $3.9 million and $5.0 million, respectively, of which $0.3 million and $0.4 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Net Assets
Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2019 and 2018:

(Share amounts in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$64,485	$19,620	$92,203	$(10,821)
Weighted average common shares outstanding — basic	140,961	140,961	140,961	140,961
Earnings (loss) per common share — basic and diluted	$0.46	$0.14	$0.65	$(0.08)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2019:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	140,961	$1,409	$1,492,739	$(636,113)	$858,035
Net investment income	—	—	—	17,317	17,317
Net unrealized appreciation (depreciation)	—	—	—	(6,975)	(6,975)
Net realized gains (losses)	—	—	—	17,962	17,962
Provision for income taxes	—	—	—	(586)	(586)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	87	1	383	—	384
Repurchases of common stock under dividend reinvestment program	(87)	(1)	(383)	—	(384)
Balance at December 31, 2018	140,961	$1,409	$1,492,739	$(621,786)	$872,362
Net investment income	—	$—	$—	$17,709	$17,709
Net unrealized appreciation (depreciation)	—	—	—	21,472	21,472
Net realized gains (losses)	—	—	—	25,213	25,213
Provision for income taxes	—	—	—	91	91
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	60	1	311	—	312
Repurchases of common stock under dividend reinvestment program	(60)	(1)	(311)	—	(312)
Balance at March 31, 2019	140,961	$1,409	$1,492,739	$(570,692)	$923,456
The following table presents the changes in net assets for the three and six months ended March 31, 2018:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2017	140,961	$1,409	$1,579,278	$(713,030)	$867,657
Net investment income	—	—	—	13,322	13,322
Net unrealized appreciation (depreciation)	—	—	—	(43,472)	(43,472)
Net realized gains (losses)	—	—	—	(291)	(291)
Distributions to stockholders	—	—	—	(17,621)	(17,621)
Issuance of common stock under dividend reinvestment plan	58	1	293	—	294
Repurchases of common stock under dividend reinvestment program	(58)	(1)	(293)	—	(294)
Balance at December 31, 2017	140,961	$1,409	$1,579,278	$(761,092)	$819,595
Net investment income	—	$—	$—	$15,263	$15,263
Net unrealized appreciation (depreciation)	—	—	—	(377)	(377)
Net realized gains (losses)	—	—	—	4,854	4,854
Redemption premium on unsecured notes payable	—	—	—	(120)	(120)
Distributions to stockholders	—	—	—	(11,981)	(11,981)
Issuance of common stock under dividend reinvestment plan	123	1	532	—	533
Repurchases of common stock under dividend reinvestment program	(123)	(1)	(532)	—	(533)
Balance at March 31, 2018	140,961	$1,409	$1,579,278	$(753,453)	$827,234

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
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
For income tax purposes, the Company estimates that its distributions for the 2019 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2019 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
Total for the six months ended March 31, 2019			$0.190	$ 26.1 million	147,032	$ 0.7 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
Total for the six months ended March 31, 2018			$0.210	$ 28.8 million	181,340	$ 0.8 million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Offering
There were no common stock offerings during the three and six months ended March 31, 2019 and 2018.

Note 6. Borrowings
ING Facility

On November 30, 2017, the Company entered into a senior secured revolving credit facility (as amended and restated, the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The ING Facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the ING Facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

stock, common stock and other investments. The ING Facility further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.

On February 25, 2019, the Company amended and restated the ING Facility to increase the size of the facility from $600 million to $680 million (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility up to $1.02 billion), extend the period during which the Company may make drawings from expiring on November 30, 2020 to expiring on February 25, 2023, extend the final maturity date from November 30, 2021 to February 25, 2024, and lower the interest rate margins (a) for LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option), from 2.75% to 2.25% or from 2.25% to 2.00% and (b) for alternate base rate loans, from 1.75% to 1.25% or from 1.25% to 1.00%, each depending on the Company’s senior debt coverage ratio. During the three months ended March 31, 2019, the Company expensed $0.2 million of unamortized deferred financing costs related to the amendment of the ING Facility.

The ING Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company pursuant to an Amended and Restated Guarantee, Pledge and Security Agreement (“ING Security Agreement”), among the Company, the other obligors party thereto, and ING Capital LLC, as collateral agent to the secured parties. Pursuant to the ING Security Agreement, the Company pledged its entire equity interest in certain immaterial subsidiaries to the collateral agent pursuant to the terms of the ING Security Agreement. As of March 31, 2019, except for assets that were held by the Excluded Subsidiaries and certain other immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the ING Facility.

The ING Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than the greater of (1) 1.65 to 1.00 and (2) the statutory test applicable to the Company at any time, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 for the first year following the closing date and (2) 2.25:1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The ING Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of March 31, 2019, the Company was in compliance with all financial covenants under the ING Facility. In addition to the asset coverage ratio described above, borrowings under the ING Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the ING Facility is subject to the satisfaction of certain conditions.

As of March 31, 2019, the Company had $424.8 million of borrowings outstanding under the ING Facility, which had a fair value of $424.8 million. The Company's borrowings under the ING Facility bore interest at a weighted average interest rate of 4.688% for the six months ended March 31, 2019. The Company's borrowings under the ING Facility bore interest at a weighted average interest rate of 3.637% for the period from November 30, 2017 to March 31, 2018. As of September 30, 2018, the Company had $241.0 million of borrowings outstanding under the ING Facility. For the three and six months ended March 31, 2019, the Company recorded interest expense of $4.3 million and $7.5 million in the aggregate, related to the ING Facility. For the three and six months ended March 31, 2018, the Company recorded interest expense of $2.5 million and $5.2 million, in the aggregate, related to the Prior ING Facility (as defined below) and the ING Facility.
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
As of March 31, 2019 and September 30, 2018, there were no borrowings outstanding under the Sumitomo Facility. The Company's borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% for the period from October 1, 2017 through termination on November 24, 2017. For the six months ended March 31, 2018, the Company recorded interest expense of $0.7 million, including $0.6 million of debt issuance costs that were expensed, related to the Sumitomo Facility.
See Notes 13 through 14 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 for a description of the Company's accounting treatment of investment income.

As of March 31, 2019 and September 30, 2018, there were six and eight investments, respectively, on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,322,540	88.54%	$1,317,938	93.88%	$1,298,999	85.46%	$1,318,531	93.03%
PIK non-accrual (1)	12,661	0.85	—	—	12,661	0.83	—	—
Cash non-accrual (2)	158,542	10.61	85,854	6.12	208,345	13.71	98,760	6.97
Total	$1,493,743	100.00%	$1,403,792	100.00%	$1,520,005	100.00%	$1,417,291	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational costs; (4) income or loss recognition on exited investments; (5) recognition of interest income on certain loans; and (6) related to investments in controlled foreign corporations.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Net increase (decrease) in net assets resulting from operations	$64,485	$19,620	$92,203	$(10,821)
Net unrealized appreciation (depreciation)	(21,472)	377	(14,497)	43,849
Book/tax difference due to loan fees	—	(51)	—	213
Book/tax difference due to organizational costs	(11)	(22)	(21)	(44)
Book/tax difference due to interest income on certain loans	—	—	878	—
Book/tax difference due to capital losses not recognized / (recognized)	(26,738)	(4,434)	(44,440)	(3,843)
Other book/tax differences	(296)	(3,964)	290	(5,170)
Taxable/Distributable Income (1)	$15,968	$11,526	$34,413	$24,184
 __________
(1) The Company's taxable income for the three and six months ended March 31, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.
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
For the three months ended March 31, 2019, the Company recognized a total tax benefit of $0.1 million which was comprised of (i) a current tax benefit of approximately $0.3 million, primarily a result of return to provision adjustments, and (ii) deferred income tax expense of approximately $0.2 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the six months ended March 31, 2019, the Company recognized a total provision for income taxes of $0.5 million which was comprised of (i) current income tax expense of approximately $0.2 million, as a result of realized gains on investments held by the Company's wholly-owned taxable subsidiaries, net of return to provision adjustments and (ii) deferred income tax expense of approximately $0.3 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended March 31, 2019, the Company recorded net realized gains of $25.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Maverick Healthcare Group, LLC	$17.5
Comprehensive Pharmacy Services LLC	7.5
Other, net	0.2
Total, net	$25.2
During the three months ended March 31, 2018, the Company recorded net realized gains of $4.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
AmBath/ReBath Holdings, Inc.	$2.0
Yeti Acquisition, LLC	2.0
Access Medical Acquisition, Inc.	1.0
Other, net	(0.1)
Total, net	$4.9
During the six months ended March 31, 2019, the Company recorded net realized gains of $43.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Maverick Healthcare Group, LLC	$17.5
BeyondTrust Holdings LLC	12.4
Comprehensive Pharmacy Services LLC	7.5
InMotion Entertainment Group, LLC	2.7
YETI Holdings, Inc.	2.7
Other, net	0.4
Total, net	$43.2

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the six months ended March 31, 2018, the Company recorded net realized gains of $4.6 million, which consisted of the following:

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
During the three months ended March 31, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $21.5 million and $(0.4) million, respectively. For the three months ended March 31, 2019, this consisted of $22.3 million of net unrealized appreciation on equity investments, $3.6 million of net unrealized appreciation on debt investments and $0.8 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $5.2 million of net reclassifications to realized gains (resulting in unrealized depreciation). For the three months ended March 31, 2018, this consisted of $5.1 million of net unrealized appreciation on debt investments and $0.4 million of net unrealized depreciation on secured borrowings, offset by $1.2 million of net unrealized depreciation on equity investments and $4.6 million of net reclassifications to realized gains (resulting in unrealized depreciation).
During the six months ended March 31, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $14.5 million and $(43.8) million, respectively. For the six months ended March 31, 2019, this consisted of $24.2 million of net reclassifications to realized losses (resulting in unrealized appreciation), $14.0 million of net unrealized appreciation on equity investments and $0.4 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $24.1 million of net unrealized depreciation on debt investments. For the six months ended March 31, 2018, this consisted of $33.9 million of net unrealized depreciation on debt investments, $5.1 million of net unrealized depreciation on equity investments and $6.9 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $2.1 million of net unrealized depreciation on secured borrowings.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of March 31, 2019 and September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.9 million and $8.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
Investment Advisory Agreement
Effective October 17, 2017 and as of March 31, 2019, the Company is party to the Investment Advisory Agreement with Oaktree. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three and six months ended March 31, 2019, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $5.7 million and $11.2 million, respectively, which was payable to Oaktree. For the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $5.4 million and $9.8 million, respectively, which was payable to Oaktree.
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

For the three and six months ended March 31, 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.8 million and $7.5 million (prior to waivers), respectively. For the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.2 million and $4.1 million (prior to waivers), respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee. As of March 31, 2019, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2019, the Company recorded a $8.2 million and $10.0 million capital gains incentive fee accrual (prior to waivers), respectively. For the three and six months ended March 31, 2018, the Company did not accrue any capital gains incentive fees.

To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company pursuant to which Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any actual fee waiver will be reimbursed as soon as practicable after the end of the two-year period. For the three months ended March 31, 2019, the Company accrued $7.9 million potentially subject to waiver, which included a full $8.2 million waiver of the capital gains incentive fee accrued during the three months ended March 31, 2019 and a $0.3 million reversal of waiver previously accrued related to the incentive fee on income. For the six months ended March 31, 2019, the Company accrued $9.4 million potentially subject to waiver, which included a full $10.0 million waiver of the capital gains incentive fee accrued during the six months ended March 31, 2019 and a $0.6 million reversal of waiver previously accrued related to the incentive fee on income. The accrued waiver associated with the capital gains incentive is based on a theoretical "liquidation basis" and may differ materially from the amounts that are actually waived, if any, pursuant to the contractual fee waiver at the end of the two-year period. For the three months ended March 31, 2018, the Company accrued a $0.1 million reversal of waiver previously accrued. For the six months ended March 31, 2018, the Company did not accrue any amounts potentially subject to waiver. As of March 31, 2019, the Company accrued $10.6 million of cumulative potential waiver, which was included in base management fee and incentive fee payable.
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
For the three months ended March 31, 2019, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the six months ended March 31, 2019, the Company accrued administrative expenses of $1.3 million, including $0.2 million of general and administrative expenses. For the three months ended March 31, 2018, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the six months ended March 31, 2018, the Company accrued administrative expenses of $1.2 million, including $0.3 million of general and administrative expenses. Of the accrued administrative expenses of $1.2 million for the six months ended March 31, 2018, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.0 million was due to Oaktree Administrator.
As of March 31, 2019 and September 30, 2018, $1.9 million and $3.3 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018 (1)
Net asset value per share at beginning of period	$6.19	$5.81	$6.09	$6.16
Net investment income (2)	0.13	0.11	0.25	0.20
Net unrealized appreciation (depreciation) (2)	0.15	—	0.10	(0.31)
Net realized gains (losses) (2)	0.18	0.03	0.30	0.03
Distributions to stockholders (2)	(0.10)	(0.08)	(0.19)	(0.21)
Net asset value per share at end of period	$6.55	$5.87	$6.55	$5.87
Per share market value at beginning of period	$4.23	$4.89	$4.96	$5.47
Per share market value at end of period	$5.18	$4.21	$5.18	$4.21
Total return (3)	24.68%	(12.22)%	8.63%	(19.57)%
Common shares outstanding at beginning of period	140,961	140,961	140,961	140,961
Common shares outstanding at end of period	140,961	140,961	140,961	140,961
Net assets at beginning of period	$872,362	$819,595	$858,035	$867,657
Net assets at end of period	$923,456	$827,234	$923,456	$827,234
Average net assets (4)	$901,507	$826,924	$885,507	$838,175
Ratio of net investment income to average net assets	7.97%	7.48%	7.93%	6.84%
Ratio of total expenses to average net assets	12.79%	9.55%	11.54%	9.61%
Ratio of net expenses to average net assets	9.24%	9.57%	9.40%	9.59%
Ratio of portfolio turnover to average investments at fair value	7.26%	15.09%	18.18%	28.46%
Weighted average outstanding debt (5)	$610,891	$573,783	$612,649	$613,233
Average debt per share (2)	$4.33	$4.07	$4.35	$4.35
Asset coverage ratio at end of period (6)	254.12%	241.77%	254.12%	241.77%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of loans payable for the period.
(6)	Based on outstanding senior securities of $597.6 million and $583.6 million as of March 31, 2019 and 2018, respectively.

Note 13. Unsecured Notes
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured 2019 Notes for net proceeds of $244.4 million after deducting OID of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.  The OID on the 2019 Notes was amortized based on the effective interest method over the term of the notes.
Interest on the 2019 Notes was paid semi-annually on March 1 and September 1 at a rate of 4.875% per annum. During the three and six months ended March 31, 2018, the Company repurchased and subsequently canceled $21.2 million of the 2019 Notes. The Company recognized a loss of $0.1 million in connection with such transaction. The 2019 Notes matured on March 1, 2019 and were fully repaid during the three months ended March 31, 2019.
For the three and six months ended March 31, 2019, the Company recorded interest expense of $2.1 million and $5.1 million, respectively, related to the 2019 Notes. For the three and six months ended March 31, 2018, the Company recorded interest expense of $3.2 million and $6.5 million, respectively, related to the 2019 Notes.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2019, there were no 2019 Notes outstanding. As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively.
2024 Notes
On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of its 5.875% unsecured 2024 Notes for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.
The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012 (collectively, the "2024 Notes Indenture"), between the Company and Deutsche Bank Trust Company Americas (the "Trustee"). The 2024 Notes are the Company's unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2019 and 2018, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2019, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. For the three and six months ended March 31, 2018, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.8 million and $76.2 million, respectively. As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2019 and 2018, the Company did not repurchase any of the 2028 Notes in the open market.
For the three and six months ended March 31, 2019, the Company recorded interest expense of $1.4 million and $2.7 million related to the 2028 Notes. For the three and six months ended March 31, 2018, the Company recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes.
As of March 31, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.5 million and $86.7 million, respectively. As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively.
Note 14. Secured Borrowings
See Note 2 for a description of the Company's accounting treatment of secured borrowings.
As of March 31, 2019, there were $11.5 million of secured borrowings outstanding. As of March 31, 2019, secured borrowings at fair value totaled $9.0 million and the fair value of the investment that is associated with these secured borrowings was $33.9 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the six months ended March 31, 2019, there were $0.7 million of net repayments on secured borrowings. During the six months ended March 31, 2018, there were $0.5 million of net repayments on secured borrowings.
For the three and six months ended March 31, 2019, the Company recorded interest expense of $0.1 million and $0.1 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2018, the Company recorded interest expense of $0.3 million and $0.6 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2019, the Company recorded unrealized appreciation on secured borrowings of $0.1 million. For the three and six months ended March 31, 2018, the Company recorded unrealized depreciation on secured borrowings of $0.4 million and $2.1 million, respectively.
Note 15. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of March 31, 2019, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$23,656	£17,887	4/8/2019	$338	$—	Derivative assets
Foreign currency forward contract	$19,716	€17,325	4/23/2019	$225	$—	Derivative assets
				$563	$—

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$23,113	£17,579	10/26/2018	$162	$—	Derivative asset

Note 16. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of March 31, 2019, the Company's only off-balance sheet arrangements consisted of $95.1 million of unfunded commitments, which was comprised of $90.3 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2018, the Company's only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC equity interests and limited partnership interests) as of March 31, 2019 and September 30, 2018 is shown in the table below:

	March 31, 2019	September 30, 2018
Assembled Brands Capital LLC	$38,932	$—
Sorrento Therapeutics, Inc.	12,500	—
P2 Upstream Acquisition Co.	9,000	10,000
TerSera Therapeutics, LLC	8,100	3,281
Pingora MSR Opportunity Fund I-A, LP	3,500	4,656
Mindbody, Inc.	3,048	—
Thruline Marketing, Inc.	3,000	3,000
Datto Inc.	2,356	2,356
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Dominion Diagnostics, LLC	2,090	4,180
Thing5, LLC (1)	1,726	1,298
Apptio, Inc.	1,538	—
Senior Loan Fund JV I, LLC	1,328	1,328
GKD Index Partners, LLC	1,156	289
Ministry Brands, LLC	1,000	700
iCIMs, Inc.	882	882
Cenegenics, LLC (1)(2)	297	297
PLATO Learning Inc. (1)	160	2,671
InMotion Entertainment Group, LLC	—	7,534
Access CIG, LLC	—	765
EOS Fitness Opco Holdings, LLC	—	5,000
Total	$95,074	$52,698
 ___________
(1) This investment was on cash or PIK non-accrual status as of March 31, 2019.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of March 31, 2019.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended March 31, 2019, except as discussed below:
Distribution Declaration
On May 3, 2019, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable on June 28, 2019 to stockholders of record on June 14, 2019.
ING Facility
On April 1, 2019, the Company increased the size of the ING Facility from $680 million to $700 million under the “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility up to $1.02 billion.

Investment Advisory Agreement
On May 3, 2019, the Company entered into an amended and restated investment advisory agreement with Oaktree which provides that effective upon the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the U.S. Securities and Exchange Commission with respect to debentures issued by a small business investment company subsidiary.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2019	% of Total Net Assets
Control Investments
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			$32,510	$—	$976	$32,510	$722	$(722)	$32,510	3.5%
100% equity interest			—	—	—	—	967	(100)	867	0.1%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021 (7)	7.60%		4,107	—	170	4,107	—	—	4,107	0.4%
Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021 (7)	7.70%		601	—	39	1,453	—	(851)	602	0.1%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021 (7)	7.60%		1,009	—	43	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	2,291	612	—	2,903	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC			—	—	2,036	99,813	—	(99,813)	—	—%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10.00% cash due 2036 in SLF Repack Issuer 2016 LLC			—	—	707	29,520	67	(29,587)	—	—%
Subordinated Note, LIBOR+7.00% cash due 12/29/2028	9.51%		96,250	—	2,388	—	96,250	—	96,250	10.4%
87.5% LLC equity interest			—	—	—	41	37,734	(7,191)	30,584	3.3%
Thruline Marketing, Inc. (8)		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022 (7)	9.60%		18,146	—	880	18,146	—	—	18,146	2.0%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022 (7)			—	—	8	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,984	—	(1,546)	6,438	0.7%
Total Control Investments			$152,623	$—	$7,247	$196,874	$136,352	$(139,810)	$193,416	20.9%

Affiliate Investments
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan LIBOR+6.00% cash due 10/17/2023	8.60%		$1,835	$—	$44	$—	$1,835	$—	$1,835	0.2%
764,376.60 Class A Units			—	—	—	—	764	—	764	0.1%
583,190.81 Class B Units			—	—	—	—	—	—	—	—%
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10.00%			—	—	—	2,161	—	(182)	1,979	0.2%
Total Affiliate Investments			$1,835	$—	$44	$2,161	$2,599	$(182)	$4,578	0.5%
Total Control & Affiliate Investments			$154,458	$—	$7,291	$199,035	$138,951	$(139,992)	$197,994	21.4%

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

(7)	Investment includes interest rate floor, which is generally 1.00%.

(8)	Prior to March 31, 2019, this portfolio company was named Keypath Education, Inc.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2018	% of Total Net Assets
Control Investments
AdVenture Interactive, Corp.		Advertising
9,073 shares of common units			$—	$—	$—	$13,818	$136	$(7,397)	$6,557	0.8%
										—%
Ameritox Ltd. (7)		Healthcare services
First Lien Term Loan, LIBOR+5.00% (1.00% floor) cash 3% PIK due 4/11/2021	6.88%		34,921	—	—	4,445	1,004	(5,449)	—	—%
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
4,930.03 Class A Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
Eagle Hospital Physicians, LLC		Healthcare services
Earnout			—	—	—	4,986	98	(152)	4,932	0.6%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9.00% cash 3.00% PIK due 8/19/2018			11,868	—	811	11,868	—	—	11,868	1.4%
100% equity interest			—	—	—	2,323	4,993	(2,220)	5,096	0.6%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			32,510	—	363	41,395	974	(9,858)	32,511	3.9%
100% equity interest			—	—	—	3,926	3,011	(3,088)	3,849	0.5%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7.00% (1.00% floor) cash due 4/3/2022	9.30%		19,960	—	870	19,960	—	—	19,960	2.4%
First Lien Revolver, LIBOR+7.00% (1.00% floor) cash due 4/3/2022	9.30%		—	—	9	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,918	66	—	7,984	1.0%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% (1.00% floor) cash due 3/17/2021	7.31%		4,107	—	135	4,107	—	—	4,107	0.5%
Second Lien Term Loan, LIBOR+5.10% (1.00% floor) cash due 9/17/2021	7.41%		2,003	—	82	2,504	—	(501)	2,003	0.2%
First Lien Revolver, LIBOR+5.00% (1.00% floor) cash due 3/17/2021	7.31%		1,009	—	37	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	736	1,422	—	2,158	0.3%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.81%		100,804	—	3,380	101,030	—	(226)	100,804	12.2%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15.00% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,691	—	2,008	27,641	228	(178)	27,691	3.3%
87.5% LLC equity interest			—	—	1,570	5,525	—	(1,281)	4,244	0.5%

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2018	% of Total Net Assets
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7.00% (1.00% floor) cash 2% PIK due 4/1/2021	9.32%		$36,759	$—	$1,798	$36,568	$391	$(200)	$36,759	4.4%
First Lien Revolver, LIBOR+6.00% (1.00% floor) cash due 4/1/2021	8.32%		1,500	—	1,062	1,250	750	(500)	1,500	0.2%
LC Facility, 6.00% cash due 4/1/2021			4,752	—	96	4,752	—	—	4,752	0.6%
746,114 Series A Preferred Units, 10.00%			—	—	—	7,700	335	—	8,035	1.0%
746,114 Common Stock Unit			—	—	—	—	—	—	—	—%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 5.00% cash due 12/31/2017			15,973	—	—	1,810	—	(1,810)	—	—%
First Lien Revolver, 8.00% cash due 12/31/2017			7,757	—	—	—	—	(740)	(740)	(0.1)%
596.67 Series A Common Units			—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC			—	—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holding LLC			—	—	—	—	—	—	—	—%
Total Control Investments			$301,614	$—	$12,221	$305,271	$13,408	$(33,600)	$285,079	34.5%

Affiliate Investments
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan, 12.50% cash 2.50% PIK due 8/31/2018			—	—	1,738	22,957	308	(23,265)	—	—%
4,668,788 shares of Preferred Stock			—	2,048	—	1,827	221	(2,048)	—	—%
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10.00% cash 2.00% PIK due 6/30/2019			9,800	—	540	9,665	92	(28)	9,729	1.2%
1,080,399 shares of Series A Preferred Stock, 10.00%			—	—	—	2,534	—	(373)	2,161	0.3%
Total Affiliate Investments			$9,800	$2,048	$2,278	$36,983	$621	$(25,714)	$11,890	1.4%
Total Control & Affiliate Investments			$311,414	$2,048	$14,499	$342,254	$14,029	$(59,314)	$296,969	35.9%

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

•
the ability of Oaktree Capital Management, L.P., or Oaktree, our investment adviser, to find lower-risk investments to reposition our portfolio and to implement Oaktree's future plans with respect to our business;

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
Oaktree intends to continue to reposition our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include a mix of approximately 40% to 60% of first lien loans and 35% to 55% of second lien loans, including asset backed loans, unitranche loans and mezzanine loans, approximately 5% to 15% of unsecured loans and 0% to 10% of preferred equity and certain equity co-investments. Our portfolio may also include certain structured finance and other non-traditional structures. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC.
Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by almost $600 million at fair value. Over time, Oaktree intends to rotate us out of the approximately $296 million of non-core investments at fair value that remain in our portfolio as of March 31, 2019.
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
We believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
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

Brookfield Transaction

On March 13, 2019, OCG entered into an Agreement and Plan of Merger, or the Merger Agreement, with Brookfield Asset Management Inc., a corporation incorporated under the laws of the Province of Ontario, or Brookfield, Berlin Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Brookfield, or Merger Sub, Oslo Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Oaktree Capital Group Holdings, L.P., or SellerCo, and Oslo Holdings Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of OCG, or Seller MergerCo, pursuant to which, among other things and subject to the satisfaction of closing conditions contained in the Merger Agreement, (i) Merger Sub will merge with and into OCG with OCG continuing as the surviving entity and (ii) immediately following the Merger, SellerCo will merge with and into Seller MergerCo, with Seller MergerCo continuing as the surviving entity.  Such transactions are collectively referred to as the “Brookfield Transaction.”  As a result of the Brookfield Transaction, Brookfield would indirectly own a majority economic interest in OCG’s business.  Upon consummation of the Brookfield Transaction, Brookfield and OCG will continue to operate their respective businesses independently, with each remaining under its current brand and led by its existing management and investment teams. As a result, our management team is expected to continue to operate in the same professional capacity for us following completion of the Brookfield Transaction.  The Brookfield Transaction is subject to various closing conditions, and there is no assurance the Brookfield Transaction will be completed.

If the Brookfield Transaction is consummated, Oaktree’s current management will maintain actual control of the management of Oaktree for an initial period of up to seven years following the closing of the Brookfield Transaction (or less if certain other conditions are triggered). Following the conclusion of this initial period, Brookfield will have the right to assume control of Oaktree. Oaktree has informed our Board of Directors that it does not believe the consummation of the Brookfield Transaction would be deemed an ‘‘assignment’’ of the Investment Advisory Agreement under the Investment Company Act, although such a determination is inherently uncertain. In accordance with the Investment Company Act, however, the Investment Advisory Agreement automatically terminates upon its assignment. To prevent any potential disruption in Oaktree’s ability to provide services to us once an assignment is deemed to occur, whether as a result of the consummation of the Brookfield Transaction or as a result of Brookfield exercising actual control over Oaktree, we have filed a preliminary proxy statement and intend to convene a special meeting seeking stockholder approval of a new investment advisory agreement between us and Oaktree, which agreement was approved by our Board of Directors on May 3, 2019. All material terms will remain unchanged from the Investment Advisory Agreement in effect as of May 3, 2019. The consummation of the Brookfield Transaction is currently expected to occur in the third quarter of 2019 and is subject to customary closing conditions, including receipt of approval for the transaction from OCG’s stockholders, as well as the receipt of required regulatory approvals.

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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of our investments as of March 31, 2019 and September 30, 2018 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of March 31, 2019, 93.6% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of March 31, 2019 and September 30, 2018, approximately 97.6% and 96.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2019, there were six investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
PIK Interest
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by us to Oaktree beginning in the fiscal year ending September 30, 2019. To maintain our status as a RIC, income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so.
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies and Senior Loan Fund JV I, LLC, or SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the six months ended March 31, 2019.
During the six months ended March 31, 2019, we originated $331.1 million of investment commitments in 19 new and four existing portfolio companies and funded $273.5 million of investments.
During the six months ended March 31, 2019, we received $329.0 million of proceeds from prepayments, exits, other paydowns and sales and exited 18 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2019	September 30, 2018
Cost:
Senior secured debt	77.97%	74.69%
Subordinated debt	9.02	11.85
Debt investments in SLF JV I	5.99	8.05
Common equity & warrants	3.52	3.97
LLC equity interests of SLF JV I	3.07	1.01
Preferred equity	0.43	0.43
Total	100.00%	100.00%

	March 31, 2019	September 30, 2018
Fair value:
Senior secured debt	78.89%	75.40%
Subordinated debt	7.99	10.97
Debt investments in SLF JV I	6.40	8.67
Common equity & warrants	4.35	4.63
LLC equity interests of SLF JV I	2.03	—
Preferred equity	0.34	0.33
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2019	September 30, 2018
Cost:
Multi-sector holdings (1)	9.16%	9.85%
Healthcare services	8.45	7.43
Application software	6.68	5.34
Data processing & outsourced services	4.72	5.45
Property & casualty insurance	4.13	4.13
Biotechnology	4.11	0.74
Pharmaceuticals	3.48	4.30
Healthcare technology	3.18	3.19
Specialized finance	3.08	3.02
Auto parts & equipment	2.65	2.65
Specialty stores	2.65	2.73
Advertising	2.64	2.64
Aerospace & defense	2.51	2.86
Internet services & infrastructure	2.36	0.34
Research & consulting services	2.16	2.15
Technology distributors	2.14	2.14
Integrated telecommunication services	2.10	2.10
Oil & gas refining & marketing	1.99	1.40
Airlines	1.98	2.03
Specialty chemicals	1.98	1.98
Oil & gas equipment & services	1.84	3.53
Systems software	1.82	0.99
Oil & gas drilling	1.80	—
Managed healthcare	1.73	1.73
Construction & engineering	1.62	1.89
Industrial machinery	1.51	1.87
Healthcare distributors	1.41	1.22
Interactive media & services	1.36	—
Electrical components & equipment	1.33	2.42
IT consulting & other services	1.24	0.05
Movies & entertainment	1.20	1.21
Personal products	1.17	1.20
General merchandise stores	1.17	1.43
Diversified support services	1.17	1.20
Apparel, accessories & luxury goods	1.14	1.14
Education services	1.01	0.86
Food retail	0.90	1.37
Oil & gas storage & transportation	0.72	—
Security & alarm services	0.69	0.69
Trading companies & distributors	0.65	0.43
Household appliances	0.49	0.49
Coal & consumable fuels	0.45	0.46
Environmental & facilities services	0.37	0.37
Commercial printing	0.36	0.36
Thrifts & mortgage finance	0.29	0.33
Restaurants	0.19	0.19
Leisure facilities	0.12	0.34
Human resource & employment services	0.05	0.10
Department stores	0.04	0.04
Other diversified financial services	0.01	0.01
Commodity chemicals	—	0.18
Consumer electronics	—	1.38
Healthcare equipment	—	2.98
Hypermarkets & super centers	—	0.13
Investment banking & brokerage	—	0.78
Oil & gas exploration & production	—	2.16
Total	100.00%	100.00%

	March 31, 2019	September 30, 2018
Fair value:
Multi-sector holdings (1)	8.67%	9.57%
Application software	6.95	6.47
Healthcare services	5.12	4.50
Biotechnology	4.68	0.80
Property & casualty insurance	4.42	4.52
Data processing & outsourced services	4.14	4.98
Pharmaceuticals	3.76	4.82
Healthcare technology	3.39	3.50
Specialized finance	3.26	3.24
Auto parts & equipment	2.76	2.89
Specialty stores	2.75	2.95
Aerospace & defense	2.69	3.11
Internet services & infrastructure	2.52	0.37
Advertising	2.45	2.19
Research & consulting services	2.43	2.44
Technology distributors	2.37	2.32
Airlines	2.22	2.18
Oil & gas refining & marketing	2.12	1.52
Oil & gas drilling	1.95	—
Systems software	1.94	1.08
Specialty chemicals	1.91	2.06
Oil & gas equipment & services	1.89	4.01
Managed healthcare	1.86	1.88
Integrated telecommunication services	1.84	1.90
Construction & engineering	1.77	2.14
Industrial machinery	1.58	1.97
Healthcare distributors	1.50	1.30
Interactive media & services	1.50	—
Electrical components & equipment	1.44	2.70
IT consulting & other services	1.30	0.03
Movies & entertainment	1.27	1.31
Leisure products	1.27	0.81
Personal products	1.26	1.31
Diversified support services	1.25	1.23
General merchandise stores	1.07	1.55
Food retail	0.97	1.48
Apparel, accessories & luxury goods	0.87	0.91
Oil & gas storage & transportation	0.80	—
Security & alarm services	0.71	0.73
Trading companies & distributors	0.69	0.47
Coal & consumable fuels	0.49	0.50
Household appliances	0.49	0.53
Environmental & facilities services	0.41	0.42
Commercial printing	0.38	0.40
Leisure facilities	0.30	0.55
Thrifts & mortgage finance	0.26	0.32
Restaurants	0.20	0.21
Human resource & employment services	0.05	0.11
Education services	0.04	(0.14)
Department stores	0.04	0.04
Commodity chemicals	—	0.21
Consumer electronics	—	1.57
Healthcare equipment	—	0.66
Hypermarkets & super centers	—	0.14
Investment banking & brokerage	—	0.86
Oil & gas exploration & production	—	2.38
Total	100.00%	100.00%
___________________

(1)	This industry includes our investment in SLF JV I.

Loans and Debt Securities on Non-Accrual Status
As of March 31, 2019 and September 30, 2018, there were six and eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,322,540	88.54%	$1,317,938	93.88%	$1,298,999	85.46%	$1,318,531	93.03%
PIK non-accrual (1)	12,661	0.85	—	—	12,661	0.83	—	—
Cash non-accrual (2)	158,542	10.61	85,854	6.12	208,345	13.71	98,760	6.97
Total	$1,493,743	100.00%	$1,403,792	100.00%	$1,520,005	100.00%	$1,417,291	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. On December 28, 2018, we and Kemper directed the redemption of our holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of us and Kemper, based upon our respective holdings of mezzanine notes. Upon such distribution, we and Kemper each then directed that a portion of our respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I, or the SLF JV 1 Subordinated Notes, and the mezzanine notes issued by SLF Repack Issuer 2016, LLC, or the SLF Repack Notes, collectively are referred to as the SLF JV I Notes. Prior to their redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2019, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes and as of September 30, 2018, we and Kemper owned in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interest in SLF JV I and the outstanding SLF Repack Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $200.0 million of borrowings as of March 31, 2019 and September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2019, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 28, 2026. As of March 31, 2019, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month London Interbank Offered Rate, or LIBOR, plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $185.0 million and $153.0 million of borrowings were outstanding as of March 31, 2019 and September 30, 2018, respectively.
As of March 31, 2019 and September 30, 2018, SLF JV I had total assets of $346.6 million and $314.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 49 and 40 portfolio companies as of March 31, 2019 and September 30, 2018, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of March 31, 2019, our investment in SLF JV I consisted of LLC equity interests of $30.6 million, at fair value, and subordinated notes of $96.3 million, at fair value. As of September 30, 2018, our investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively.
As of each of March 31, 2019 and September 30, 2018, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of March 31, 2019 and September 30, 2018, we and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of March 31, 2019 and September 30, 2018, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Senior secured loans (1)	$327,645	$297,053
Weighted average interest rate on senior secured loans (2)	7.03%	7.20%
Number of borrowers in SLF JV I	49	40
Largest exposure to a single borrower (1)	$10,889	$17,512
Total of five largest loan exposures to borrowers (1)	$50,714	$66,507
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of March 31, 2019

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Access CIG, LLC	Diversified support services	First Lien Term Loan	2/27/2025	LIBOR+3.75%	6.24%	$9,347	$9,299	$9,254
Accudyne Industries, LLC (6)	Industrial machinery	First Lien Term Loan	8/18/2024	LIBOR+3.00%	5.50%	8,906	8,906	8,906
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	1,258
AI Ladder (Luxembourg) Subco S.a.r.l. (4)	Electrical components & equipment	First Lien Term Loan	7/9/2025	LIBOR+4.50%	7.10%	6,198	6,031	6,102
Air Newco LP	IT consulting & other services	First Lien Term Loan	5/31/2024	LIBOR+4.75%	7.24%	9,950	9,925	9,950
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan	8/1/2025	LIBOR+5.50%	8.10%	9,950	9,850	9,929
Allied Universal Holdco LLC (4)(6)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75%	6.25%	6,876	6,915	6,666
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan	8/14/2026	LIBOR+4.00%	6.48%	7,481	7,307	7,191
Alvogen Pharma US, Inc. (6)	Pharmaceuticals	First Lien Term Loan	4/1/2022	LIBOR+4.75%	7.25%	9,625	9,625	9,392
Apptio, Inc. (4)(6)	Application software	First Lien Term Loan	1/10/2025	LIBOR+7.25%	9.74%	4,615	4,526	4,526
		First Lien Revolver	1/10/2025	LIBOR+7.25%		—	(7)	(7)
Total Apptio, Inc.						4,615	4,519	4,519
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3.00%	5.50%	9,925	9,903	9,771
Boxer Parent Company Inc. (4)	Systems software	First Lien Term Loan	10/2/2025	LIBOR+4.25%	6.85%	6,647	6,558	6,523
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan	5/21/2025	LIBOR+4.00%	6.49%	7,444	7,411	7,086
Cast & Crew Payroll, LLC	Application software	First Lien Term Loan	2/9/2026	LIBOR+4.00%	6.50%	5,000	4,950	5,027
CITGO Petroleum Corp. (4)(6)	Oil & gas refining & marketing	First Lien Term Loan	3/22/2024	LIBOR+5.00%	7.60%	8,000	7,920	8,000
Clearent Newco, LLC (6)	Application software	First Lien Term Loan	3/20/2024	LIBOR+4.00%	6.56%	6,860	6,775	6,688
		Delayed Draw Term Loan	3/20/2024	LIBOR+4.00%	6.56%	1,188	1,163	1,138
		First Lien Revolver	3/20/2023	PRIME+3.00%	8.50%	693	680	666
Total Clearent Newco, LLC						8,741	8,618	8,492
DigiCert, Inc. (4)(6)	Internet services & infrastructure	First Lien Term Loan	10/31/2024	LIBOR+4.00%	6.50%	8,292	8,179	8,164
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.50%	10.00%	6,000	5,973	5,925
Everi Payments Inc. (6)	Casinos & gaming	First Lien Term Loan	5/9/2024	LIBOR+3.00%	5.50%	4,913	4,889	4,889
Falmouth Group Holdings Corp. (6)	Specialty chemicals	First Lien Term Loan	12/14/2021	LIBOR+6.75%	9.25%	4,121	4,092	4,093
Frontier Communications Corporation (6)	Integrated telecommunication services	First Lien Term Loan	6/15/2024	LIBOR+3.75%	6.25%	1,995	1,944	1,953
Gentiva Health Services, Inc.	Healthcare services	First Lien Term Loan	7/2/2025	LIBOR+3.75%	6.25%	7,960	7,830	7,990
Gigamon Inc. (6)	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.25%	6.85%	7,900	7,835	7,801
GoodRx, Inc.	Interactive media & services	First Lien Term Loan	10/10/2025	LIBOR+3.00%	5.49%	7,980	7,962	7,907
Indivior Finance S.a.r.l. (6)	Pharmaceuticals	First Lien Term Loan	12/19/2022	LIBOR+4.50%	7.25%	7,966	7,849	7,827

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Intelsat Jackson Holdings S.A. (6)	Alternative carriers	First Lien Term Loan	11/27/2023	LIBOR+3.75%	6.24%	$10,000	$9,878	$9,866
KIK Custom Products Inc. (6)	Household products	First Lien Term Loan	5/15/2023	LIBOR+4.00%	6.50%	8,000	7,968	7,493
McDermott Technology (Americas), Inc. (4)(6)	Oil & gas equipment & services	First Lien Term Loan	5/12/2025	LIBOR+5.00%	7.50%	9,900	9,725	9,512
Mindbody, Inc. (4)(6)	Internet Services & Infrastructure	First Lien Term Loan	2/15/2025	LIBOR+7.00%	9.48%	4,524	4,435	4,433
		First Lien Revolver	2/15/2025	LIBOR+7.00%		—	(9)	(10)
Total Mindbody, Inc.						4,524	4,426	4,423
Morphe LLC (4)(6)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6.00%	8.50%	4,275	4,241	4,275
New IPT, Inc. (4)(6)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5.00%	7.60%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.10%	7.70%	263	263	263
		21.876 Class A Common Units				—	—	1,268
Total New IPT, Inc.						2,057	2,057	3,325
Northern Star Industries Inc. (6)	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75%	7.35%	6,930	6,900	6,895
Novetta Solutions, LLC (6)	Application software	First Lien Term Loan	10/17/2022	LIBOR+5.00%	7.50%	6,024	5,987	5,915
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan	3/13/2025	LIBOR+4.00%	6.60%	7,920	7,912	7,920
Refac Optical Group (4)(5)(7)	Specialty stores	First Lien Term Loan	1/9/2019	LIBOR+10.00%		2,133	1,940	2,133
Salient CRGT, Inc. (4)(6)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75%	8.25%	2,236	2,209	2,208
Scientific Games International, Inc. (6)	Casinos & gaming	First Lien Term Loan	8/14/2024	LIBOR+2.75%	5.25%	6,549	6,522	6,389
Sequa Corp. (6)	Aerospace & defense	First Lien Term Loan	11/28/2021	LIBOR+5.00%	7.78%	6,970	6,764	6,839
SHO Holding I Corporation (6)	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5.00%	7.74%	8,463	8,443	7,955
Signify Health, LLC (6)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.50%	7.10%	9,900	9,817	9,900
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.50%	8.10%	4,969	4,894	4,857
Thruline Marketing, Inc. (4)(6)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7.00%	9.60%	1,854	1,852	1,854
		927 Common Stock Shares				—	1,088	658
Total Thruline Marketing, Inc.						1,854	2,940	2,512
Triple Royalty Sub LLC	Pharmaceuticals	Fixed Rate Bond	4/15/2033	9.00%		5,000	5,000	5,088
TV Borrower US, LLC (6)	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75%	7.35%	2,008	2,001	2,005
Uber Technologies, Inc. (4)(6)	Application software	First Lien Term Loan	4/4/2025	LIBOR+4.00%	6.49%	9,925	9,882	9,945
Uniti Group LP (6)	Specialized REITs	First Lien Term Loan	10/24/2022	LIBOR+5.00%	7.50%	6,434	6,223	6,300
Valeant Pharmaceuticals International Inc.	Pharmaceuticals	First Lien Term Loan	11/27/2025	LIBOR+2.75%	5.23%	1,924	1,915	1,904
Veritas US Inc. (4)(6)	Application software	First Lien Term Loan	1/27/2023	LIBOR+4.50%	7.00%	6,929	6,885	6,437
Verra Mobility, Corp. (6)	Data processing & outsourced services	First Lien Term Loan	2/28/2025	LIBOR+3.75%	6.25%	10,889	10,905	10,917
WP CPP Holdings, LLC (4)(6)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75%	10.51%	6,000	5,945	5,975
						$327,645	$327,059	$325,603

__________________
(1) Represents the current interest rate as of March 31, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2019, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.50%, 60-day LIBOR at 2.56%, the 90-day LIBOR at 2.60%, the 180-day LIBOR at 2.65%, and the PRIME at 5.50%.
(3) Represents the current determination of fair value as of March 31, 2019 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of March 31, 2019.
(5) This investment was on cash non-accrual status as of March 31, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
(6) Loan includes interest rate floor, which is generally 1.00%.
(7) Payments on SLF JV I's investment in Refac Optical Group are currently past due.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC	Industrial machinery	First Lien Term Loan	8/18/2024	LIBOR+3.00% (1.00% floor)	5.24%	$9,088	$9,088	$9,134
AdVenture Interactive, Corp. (4)	Advertising	927 Common Stock Shares					1,390	670
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan	7/9/2025	LIBOR+4.50%	7.02%	11,300	10,970	11,367
Air Newco LP	IT consulting & other services	First Lien Term Loan	5/31/2024	LIBOR+4.75%	6.88%	10,000	9,975	10,100
AL Midcoast Holdings LLC	Oil & gas storage & transportation	First Lien Term Loan	8/1/2025	LIBOR+5.50%	7.84%	10,000	9,900	10,041
Allied Universal Holdco LLC (4)	Security & alarm services	First Lien Term Loan	7/28/2022	LIBOR+3.75% (1.00% floor)	6.14%	6,912	6,956	6,821
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan	8/14/2026	LIBOR+4.00%	6.16%	7,500	7,313	7,457
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	4/1/2022	LIBOR+4.75% (1.00% floor)	6.99%	9,822	9,822	9,918
Asset International, Inc.	Research & consulting services	First Lien Term Loan	12/30/2024	LIBOR+4.50% (1.00% floor)	6.89%	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	Data processing & outsourced services	First Lien Term Loan	6/15/2025	LIBOR+3.00%	5.39%	9,975	9,951	10,049
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan	5/21/2025	LIBOR+4.00%	6.17%	7,481	7,446	7,458
Chloe Ox Parent LLC	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.50% (1.00% floor)	6.89%	9,950	9,860	9,987
Clearent Newco, LLC	Application software	First Lien Term Loan	3/20/2024	LIBOR+4.00% (1.00% floor)	6.24%	6,894	6,800	6,796
		Delayed Draw Term Loan	3/20/2024	LIBOR+4.00% (1.00% floor)	6.19%	337	310	309
		First Lien Revolver	3/20/2023	PRIME+3.00% (1.00% floor)	8.00%	852	837	836
Total Clearent Newco, LLC						8,083	7,947	7,941
EOS Fitness Opco Holdings, LLC (4)	Leisure facilities	First Lien Term Loan	12/30/2019	LIBOR+8.25% (0.75% floor)	10.36%	17,512	17,399	17,512
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.50%	9.74%	6,000	5,971	6,030
Everi Payments Inc.	Casinos & gaming	First Lien Term Loan	5/9/2024	LIBOR+3.00% (1.00% floor)	5.24%	4,938	4,914	4,973
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/14/2021	LIBOR+6.75% (1.00% floor)	8.99%	4,330	4,300	4,330
Garretson Resolution Group, Inc. (5)	Diversified support services	First Lien Term Loan	5/22/2021	LIBOR+6.50% (1.00% floor)		5,797	5,772	1,159
Gigamon Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.50% (1.00% floor)	6.89%	7,940	7,869	8,000

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(2)	Cash Interest Rate	Principal	Cost	Fair Value (3)
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan	9/11/2023	LIBOR+3.75%	6.09%	$8,955	$8,933	$9,028
InMotion Entertainment Group, LLC (4)	Consumer electronics	First Lien Term Loan	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,389	8,375
		First Lien Term Loan	10/1/2021	LIBOR+7.25% (1.25% floor)	9.65%	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC						16,750	16,695	16,750
Keypath Education, Inc. (4)	Advertising	First Lien Term Loan	4/3/2022	LIBOR+7.00% (1.00% floor)	9.39%	1,855	1,853	1,854
		927 shares Common Stock					1,088	816
Total Keypath Education, Inc.						1,855	2,941	2,670
KIK Custom Products Inc.	Household products	First Lien Term Loan	5/15/2023	LIBOR+4.00% (1.00% floor)	6.24%	8,000	7,965	7,975
McDermott Technology (Americas) Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	5/12/2025	LIBOR+5.00% (1.00% floor)	7.24%	9,950	9,760	10,097
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6.00% (1.00% floor)	8.40%	4,388	4,348	4,388
New IPT, Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	3/17/2021	LIBOR+5.00% (1.00% floor)	7.39%	1,794	1,794	1,794
		Second Lien Term Loan	9/17/2021	LIBOR+5.10% (1.00% floor)	7.49%	634	634	634
		21.876 Class A Common Units				—	—	1,001
Total New IPT, Inc.						2,428	2,428	3,429
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75% (1.00% floor)	7.08%	6,965	6,933	6,974
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5.00% (1.00% floor)	7.25%	6,055	6,012	5,881
OCI Beaumont LLC	Commodity chemicals	First Lien Term Loan	3/13/2025	LIBOR+4.00% (1.00% floor)	6.39%	7,960	7,951	8,089
Refac Optical Group (4)(5)	Specialty stores	First Lien Term Loan	9/30/2018	LIBOR+8.00%	10.26%	2,573	2,476	2,573
Salient CRGT, Inc. (4)	Aerospace & defense	First Lien Term Loan	2/28/2022	LIBOR+5.75% (1.00% floor)	7.99%	2,267	2,235	2,301
Scientific Games International, Inc.	Casinos & gaming	First Lien Term Loan	8/14/2024	LIBOR+2.75% (1.00% floor)	5.03%	6,582	6,552	6,579
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5.00% (1.00% floor)	7.34%	8,507	8,484	8,082
Sirva Worldwide, Inc.	Diversified support services	First Lien Term Loan	8/4/2025	LIBOR+5.50%	7.75%	5,000	4,925	5,019
TravelCLICK, Inc. (4)	Data Processing & outsourced services	Second Lien Term Loan	11/6/2021	LIBOR+7.75% (1.00% floor)	9.99%	2,871	2,871	2,871
TV Borrower US, LLC	Integrated telecommunications services	First Lien Term Loan	2/22/2024	LIBOR+4.75% (1.00% floor)	7.14%	2,019	2,011	2,026
Uber Technologies Inc.	Application software	First Lien Term Loan	4/4/2025	LIBOR+4.00% (1.00% floor)	6.12%	9,975	9,928	10,055
Uniti Group LP	Specialized REITs	First Lien Term Loan	10/24/2022	LIBOR+3.00% (1.00% floor)	5.24%	6,467	6,225	6,198
Veritas US Inc.	Application software	First Lien Term Loan	1/27/2023	LIBOR+4.50% (1.00% floor)	6.78%	6,965	6,915	6,801
Verra Mobility, Corp. (4)	Data processing & outsourced services	First Lien Term Loan	2/28/2025	LIBOR+3.75% (1.00% floor)	5.99%	10,945	10,961	11,013
WP CPP Holdings, LLC	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75%	10.15%	6,000	5,942	6,013
						$291,053	$297,158	$294,676
 ___________________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for SLF JV

I's variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
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

Both the cost and fair value of the subordinated notes of SLF JV I held by us were $96.3 million as of March 31, 2019. Both the cost and fair value of the mezzanine notes held by us were $129.3 million as of September 30, 2018. We earned cash interest of $2.3 million and $5.1 million on our investments in the SLF JV I Notes for the three and six months ended March 31, 2019, respectively. We earned interest of $2.6 million and $5.4 million on our investments in the mezzanine notes for the three and six months ended March 31, 2018, respectively. The subordinated notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $30.6 million, respectively, as of March 31, 2019, and $16.2 million and $0.0 million, respectively, as of September 30, 2018. We did not earn dividend income for the three and six months ended March 31, 2019 with respect to our investment in the LLC equity interests of SLF JV I. We earned dividend income of $1.6 million for the three and six months ended March 31, 2018 with respect to our LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019 and 2018:

	March 31, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2019: $327,059; cost September 30, 2018: $297,158)	$325,603	$294,676
Receivables from secured financing arrangements at fair value (cost March 31, 2019 and September 30, 2018: $9,801)	7,163	7,069
Cash and cash equivalents	5,195	3,226
Restricted cash	4,902	4,808
Other assets	3,759	4,418
Total assets	$346,622	$314,197

Senior credit facility payable	$185,010	$153,010
Debt securities payable at fair value (proceeds March 31, 2019: $110,000; proceeds September 30, 2018: $147,808)	110,000	147,808
Other liabilities	16,658	13,331
Total liabilities	311,668	314,149
Members' equity	34,954	48
Total liabilities and members' equity	$346,622	$314,197

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Selected Statements of Operations Information:
Interest income	$5,551	$4,929	$10,989	$9,657
Other income	80	49	89	49
Total investment income	5,631	4,978	11,078	9,706
Interest expense	4,709	4,915	9,863	10,060
Other expenses	276	111	326	272
Total expenses (1)	4,985	5,026	10,189	10,332
Net unrealized appreciation (depreciation)	4,576	1,219	1,120	993
Net realized gains (losses)	19	(17)	(4,986)	(21)
Net income (loss)	$5,241	$1,154	$(2,977)	$346
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
During the six months ended March 31, 2019, we sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by us on these transactions. We did not sell any debt investments to SLF JV I during the six months ended March 31, 2018.
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
Comparison of Three and Six Months Ended March 31, 2019 and March 31, 2018
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend and other income.
Total investment income for the three months ended March 31, 2019 and March 31, 2018 was $38.2 million and $34.8 million, respectively. For the three months ended March 31, 2019, this amount consisted of $36.6 million of interest income from portfolio investments (which included $2.3 million of PIK interest), $1.1 million of fee income and $0.5 million of dividend income. For the three months ended March 31, 2018, this amount primarily consisted of $28.6 million of interest income from portfolio investments (which included $1.9 million of PIK interest), $3.9 million of fee income and $2.3 million of dividend income. The increase of $3.5 million, or 10.0%, in our total investment income for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was due primarily to a $8.0 million increase in interest income, which was primarily attributable to $4.3 million of OID accretion related to our first lien term loan and revolver with Dominion Diagnostics, LLC, $0.8 million of interest income related to our investment in Maverick Healthcare Group, LLC, which was on non-accrual status during the three months ended March 31, 2018, and increases in LIBOR, partially offset by a $2.8 million decrease in fee income, which was attributable to higher structuring and prepayment fees earned during the three months ended March 31, 2018, and a $1.7 million decrease in dividend income, which was primarily attributable to higher dividend income earned on our investment in SLF JV I during the three months ended March 31, 2018.
Total investment income for the six months ended March 31, 2019 and March 31, 2018 was $76.5 million and $68.7 million, respectively. For the six months ended March 31, 2019, this amount consisted of $73.2 million of interest income from portfolio investments (which included $3.1 million of PIK interest), $2.3 million of fee income and $1.0 million of dividend income. For the six months ended March 31, 2018, this amount primarily consisted of $60.4 million of interest income from portfolio investments (which included $3.8 million of PIK interest), $5.0 million of fee income and $3.3 million of dividend income. The increase of $7.9 million, or 11.5%, in our total investment income for the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, was due primarily to a $12.8 million increase in interest income, which was primarily attributable to $9.9 million of OID accretion related to our first lien term loan and revolver with Dominion Diagnostics, LLC, $1.2 million of interest income related to our investment in Maverick Healthcare Group, LLC, which was on non-accrual status during the six months ended March 31, 2018, and increases in LIBOR, partially offset by a $2.6 million decrease in fee income, which was attributable to higher structuring and prepayment fees earned during the six months ended March 31, 2018, and a $2.3 million decrease in dividend income, which was attributable to higher dividend income earned related to our investments in SLF JV I and First Star Bermuda Aviation Limited during the six months ended March 31, 2018.

Expenses
Net expenses (expenses net of fee waivers) for the three months ended March 31, 2019 and March 31, 2018 were $20.5 million and $19.5 million, respectively. Net expenses increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by $1.0 million, or 5.2%, due primarily to a $0.8 million increase in incentive fees (net of waivers), which was attributable to a higher pre-incentive fee net investment income, a $0.4 million increase in interest expense, which was attributable to increases in LIBOR and higher levels of outstanding debt, a $0.3 million increase in management fees, which was attributable to higher total assets, partially offset by a $0.5 million decrease in professional fees.
Net expenses (expenses net of fee waivers) for the six months ended March 31, 2019 and March 31, 2018 were $41.5 million and $40.1 million, respectively. Net expenses increased for the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, by $1.4 million, or 3.6%, due primarily to a $4.1 million increase in incentive fees (net of waivers), which was attributable to a higher pre-incentive fee net investment income, a $0.3 million increase in management fees, which was attributable to higher total assets, and a $0.3 million increase in administrator expense, partially offset by a $2.4 million decrease in professional fees, a $0.5 million decrease in general and administrative expenses and a $0.2 million decrease in interest expense.
Net Investment Income
As a result of the $3.5 million increase in total investment income and the $1.0 million increase in net expenses, net investment income for the three months ended March 31, 2019 increased by $2.4 million, or 16.0%, compared to the three months ended March 31, 2018.
As a result of the $7.9 million increase in total investment income and the $1.4 million increase in net expenses, net investment income for the six months ended March 31, 2019 increased by $6.4 million, or 22.5%, compared to the six months ended March 31, 2018.
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
During the three months ended March 31, 2019, we recorded net realized gains of $25.2 million primarily in connection with the full exits of our investments in Maverick Healthcare Group, LLC and Comprehensive Pharmacy Services LLC. During the three months ended March 31, 2018, we recorded net realized gains of $4.9 million in connection with the sale of investments in AmBath/ReBath Holdings, Inc., Yeti Acquisition, LLC and Access Medical Acquisition, Inc.
During the six months ended March 31, 2019, we recorded net realized gains of $43.2 million primarily in connection with the full or partial exits of our investments in Maverick Healthcare Group, LLC, Comprehensive Pharmacy Services LLC, BeyondTrust Holdings LLC, InMotion Entertainment Group, LLC and YETI Holdings, Inc. During the six months ended March 31, 2018, we recorded net realized gains of $4.6 million in connection with the sale of investments in AmBath/ReBath Holdings, Inc., Yeti Acquisition, LLC and Access Medical Acquisition, Inc.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $21.5 million and $(0.4) million, respectively. For the three months ended March 31, 2019, this consisted of $22.3 million of net unrealized appreciation on equity investments, $3.6 million of net unrealized appreciation on debt investments and $0.8 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $5.2 million of net reclassifications to realized gains (resulting in unrealized depreciation). For the three months ended March 31, 2018, this consisted of $5.1 million of net unrealized appreciation on debt investments and $0.4 million of net unrealized depreciation on secured borrowings, offset by $1.2 million of net unrealized depreciation on equity investments and $4.6 million of net reclassifications to realized gains (resulting in unrealized depreciation).
During the six months ended March 31, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $14.5 million and $(43.8) million, respectively. For the six months ended March 31, 2019, this consisted of $24.2 million of net reclassifications to realized losses (resulting in unrealized appreciation), $14.0 million of net unrealized appreciation on equity investments and $0.4 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $24.1 million of net unrealized depreciation on debt investments. For the six months ended March 31, 2018, this consisted of $33.9 million of net unrealized depreciation on debt investments, $5.1 million of net unrealized depreciation on equity investments and $6.9 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $2.1 million of net unrealized depreciation on secured borrowings.

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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. We generally expect to target a debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding). On March 23, 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. At a meeting held on February 1, 2019, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act as being in the best interests of us and our stockholders. As a result of such approval, provided such approval is not later rescinded and our compliance with certain disclosure requirements, the asset coverage required of our senior securities will be 150% rather than 200% effective as of February 1, 2020. In addition, we have filed a preliminary proxy statement and intend to convene a special meeting of our stockholders to approve the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. If such approval is obtained, the asset coverage required of our senior securities will be reduced to 150% effective the day after approval. Upon effectiveness of the modified asset coverage requirements to us, the base management fee will be reduced to 1.0% on all assets financed using leverage above 1.0x debt-equity (without giving effect to any debentures issued by a small business investment company subsidiary).
For the six months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $0.3 million. During that period, we received $74.7 million of net cash from operating activities, primarily from $329.0 million of principal payments and sale proceeds received and the cash activities related to $17.7 million of net investment income, partially offset by funding $270.3 million of investments and net revolvers. During the same period, net cash used in financing activities was $75.1 million, primarily consisting of $183.8 million of net borrowings under the ING Facility (as defined below), $228.8 million of repayments of unsecured notes, $0.7 million of repayments of secured borrowings, $26.1 million of cash distributions paid to our stockholders and $0.7 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the six months ended March 31, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $51.8 million. During that period, we received $78.7 million of net cash from operating activities, primarily from $534.3 million of principal payments and sale proceeds received and the cash activities related to $28.6 million of net investment income, partially offset by funding $427.9 million of investments and net revolvers. During the same period, net cash used by financing activities was $130.5 million, primarily consisting of $73.0 million of net repayments under our credit facilities, $21.2 million of repurchases of unsecured notes, $0.5 million of repayments of secured borrowings, $28.8 million of cash distributions paid to our stockholders, $6.2 million of payments of deferred financing costs and $0.8 million of repurchases of common stock under our DRIP.
As of March 31, 2019, we had $13.2 million in cash and cash equivalents (including $0.3 million of restricted cash), portfolio investments (at fair value) of $1.5 billion, $9.8 million of interest, dividends and fees receivable, $8.1 million of net payables from unsettled transactions, $424.8 million of borrowings outstanding under our ING Facility (as defined below), $158.3 million of unsecured notes payable (net of unamortized financing costs), $9.0 million of secured borrowings (at fair value) and unfunded commitments of $95.1 million.
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
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
November 19, 2018	December 17, 2018	December 28, 2018	0.095	13.0 million	87,429	0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
 ______________

(1)	Shares were purchased on the open market and distributed.
We did not repurchase shares of our common stock during the three and six months ended March 31, 2019 and 2018.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
ING Facility
On November 30, 2017, we entered into a senior secured revolving credit facility, or, as amended and restated, the ING Facility, pursuant to a Senior Secured Revolving Credit Agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents.
On February 25, 2019, we amended and restated the ING Facility to increase the size of facility from $600 million to $680 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility up to $1.02 billion), extend the period during which we may make drawings from expiring on November 30, 2020 to expiring on February 25, 2023, extend the final maturity date from November 30, 2021 to February 25, 2024, and lower the interest rate margins (a) for LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option), from 2.75% to 2.25% or from 2.25% to 2.00% and (b) for alternate base rate loans, from 1.75% to 1.25% or from 1.25% to 1.00%, each depending on our senior debt coverage ratio.
Each loan or letter of credit originated or assumed under the ING Facility is subject to the satisfaction of certain conditions. Borrowings under the ING Facility are subject to the facility’s various covenants and the leverage restrictions contained in the Investment Company Act. We cannot be assured that we will be able to borrow funds under the ING Facility at any particular time or at all.
The following table describes significant financial covenants, as of March 31, 2019, with which we must comply under the ING Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2018 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$872 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.65:1 and the statutory test applicable to us	2.00:1	2.42:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	2.86:1
Minimum net worth	Net worth shall not be less than $600 million	$600 million	$857 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the three months ended December 31, 2018. We were in compliance with all financial covenants under the ING Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

From May 27, 2010 through November 30, 2017, we were party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, as amended, or the Prior ING Facility. In connection with the entry into the ING Facility, we repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018.
As of March 31, 2019, we had $424.8 million of borrowings outstanding under the ING Facility, which had a fair value of $424.8 million. Our borrowings under the ING Facility bore interest at a weighted average interest rate of 4.688% for the six months ended March 31, 2019. Our borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.637% for the period from November 30, 2017 to March 31, 2018. As of September 30, 2018, we had $241.0 million of borrowings outstanding under the ING Facility.
For the three and six months ended March 31, 2019, we recorded interest expense of $4.3 million and $7.5 million, in the aggregate, related to the ING Facility. For the three and six months ended March 31, 2018, we recorded interest expense of $2.5 million and $5.2 million, in the aggregate, related to the Prior ING Facility and the ING Facility.
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
As of March 31, 2019 and September 30, 2018, there were no borrowings outstanding under the Sumitomo Facility. Our borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% for the period from October 1, 2017 through termination on November 24, 2017. For the six months ended March 31, 2018, we recorded interest expense of $0.7 million, including $0.6 million of debt issuance costs that were expensed, related to the Sumitomo Facility.
2019 Notes
For the three and six months ended March 31, 2019 and 2018, we recorded interest expense of $2.1 million and $5.1 million, respectively, related to our 4.875% unsecured notes due 2019, or the 2019 Notes. During the three and six months ended March 31, 2019, we fully repaid the 2019 Notes. During the three and six months ended March 31, 2018, we repurchased and subsequently canceled $21.2 million of the 2019 Notes. We recognized a loss of $0.1 million in connection with such transaction.
As of March 31, 2019, there were no 2019 Notes outstanding. As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively.
2024 Notes
For the three and six months ended March 31, 2019, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to our 5.875% unsecured notes due 2024, or the 2024 Notes. For the three and six months ended March 31, 2018, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. During the six months ended March 31, 2019 and 2018, we did not repurchase any of the 2024 Notes in the open market.
As of March 31, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.8 million and $76.2 million, respectively. As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively. As of March 31, 2019, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For the three and six months ended March 31, 2019, we recorded interest expense of $1.4 million and $2.7 million, respectively, related to our 6.125% unsecured notes due 2028, or the 2028 Notes. For the three and six months ended March 31, 2018, we recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes. During the six months ended March 31, 2019 and 2018, we did not repurchase any of the 2028 Notes in the open market.

As of March 31, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.5 million and $86.7 million, respectively. As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively. As of March 31, 2019, the 2028 Notes were listed on the Nasdaq Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
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
As of March 31, 2019, there were $11.5 million of secured borrowings outstanding. As of March 31, 2019, secured borrowings at fair value totaled $9.0 million and the fair value of the loan that is associated with these secured borrowings was $33.9 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the six months ended March 31, 2019, there were $0.7 million of net repayments on secured borrowings. During the six months ended March 31, 2018, there were $0.5 million of net repayments on secured borrowings.
For the three and six months ended March 31, 2019, we recorded interest expense of $0.1 million and $0.1 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2018, we recorded interest expense of $0.3 million and $0.6 million, respectively, related to the secured borrowings.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2019, our only off-balance sheet arrangements consisted of $95.1 million of unfunded commitments, which was comprised of $90.3 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2018, our only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of March 31, 2019 and September 30, 2018 is shown in the table below:

	March 31, 2019	September 30, 2018
Assembled Brands Capital LLC	$38,932	$—
Sorrento Therapeutics, Inc.	12,500	—
P2 Upstream Acquisition Co.	9,000	10,000
TerSera Therapeutics, LLC	8,100	3,281
Pingora MSR Opportunity Fund I-A, LP	3,500	4,656
Mindbody, Inc.	3,048	—
Thruline Marketing, Inc.	3,000	3,000
Datto Inc.	2,356	2,356
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Dominion Diagnostics, LLC	2,090	4,180
Thing5, LLC (1)	1,726	1,298
Apptio, Inc.	1,538	—
Senior Loan Fund JV I, LLC	1,328	1,328
GKD Index Partners, LLC	1,156	289
Ministry Brands, LLC	1,000	700
iCIMs, Inc.	882	882
Cenegenics, LLC (1)(2)	297	297
PLATO Learning Inc. (1)	160	2,671
InMotion Entertainment Group, LLC	—	7,534
Access CIG, LLC	—	765
EOS Fitness Opco Holdings, LLC	—	5,000
Total	$95,074	$52,698
 ___________
(1) This investment was on cash or PIK non-accrual status as of March 31, 2019.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of March 31, 2019.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the ING Facility, the 2019 Notes, the 2024 Notes, the 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2018	Debt Outstanding as of March 31, 2019	Weighted average debt outstanding for the six months ended March 31, 2019	Maximum debt outstanding for the six months ended March 31, 2019
ING Facility	$241,000	$424,825	$249,399	$439,825
2019 Notes	228,825	—	189,849	228,825
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	12,314	11,502	12,151	12,314
Total debt	$643,389	$597,577	$612,649

The following table reflects our contractual obligations arising from the ING Facility, our secured borrowings, our 2024 Notes and our 2028 Notes:

	Payments due by period as of March 31, 2019
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Facility	$424,825	$—	$—	$424,825	$—
Interest due on ING Facility	93,805	19,117	38,234	36,454	—
Secured borrowings	11,502	—	11,502	—	—
Interest due on secured borrowings	2,171	1,415	756	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	24,627	4,406	8,813	8,813	2,595
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	48,023	5,283	10,566	10,566	21,608
Total	$766,203	$30,221	$69,871	$480,658	$185,453
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
Recent Developments
Distribution Declaration
On May 3, 2019, our Board of Directors declared a quarterly distribution of $0.095 per share, payable on June 28, 2019 to stockholders of record on June 14, 2019.
ING Facility
On April 1, 2019, we increased the size of the ING Facility from $680 million to $700 million under the “accordion” feature that permits us, under certain circumstances, to increase the size of the facility up to $1.02 billion.

Investment Advisory Agreement
On May 3, 2019, we entered into an amended and restated investment advisory agreement with Oaktree which provides that effective upon the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, the base management fee on our gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) our net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief we received from the U.S. SEC with respect to debentures issued by a small business investment company subsidiary.

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
As of March 31, 2019, 86.3% of our debt investment portfolio (at fair value) and 84.2% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2019 and September 30, 2018 was as follows:

	March 31, 2019		September 30, 2018
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$402,137	33.18%	$282,999	23.99%
1% to under 2%	809,827	66.82	896,574	76.01
2% to under 3%	—	—	—	—
3% and over	—	—	—	—
Total	$1,211,964	100.00%	$1,179,573	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Interest income	Interest expense	Net increase (decrease)
300	$35,104	$(12,700)	$22,404
200	23,455	(8,500)	14,955
100	11,807	(4,200)	7,607

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(11,491)	$4,200	$(7,291)
200 (1)	(18,930)	8,500	(10,430)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$1,204	$—	$9,108	$—
Prime rate	47,781	—	1,011	—
LIBOR
30 day	735,864	424,825	609,755	241,000
60 day	—	—	55,949	—
90 day	459,050	11,502	606,856	12,314
180 day	—	—	15,000	—
EURIBOR
30 day	19,650	—	—	—
UK LIBOR
30 day	23,455	—	—	—
Fixed rate	225,682	161,250	296,031	390,075
Total	$1,512,686	$597,577	$1,593,710	$643,389

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended December 31, 2018 and our Annual Report on Form 10-K for the year ended September 30, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019, among Oaktree Specialty Lending Corporation, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 26, 2019).

10.2*	Amended and Restated Investment Advisory Agreement between Oaktree Specialty Lending Corporation and Oaktree Capital Management, L.P.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Edgar Lee
Edgar Lee
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: May 7, 2019