Form 10-Q
period 2019-06-30
Oaktree Specialty Lending Corp
filed 2019-08-07
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of August 5, 2019.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2019 (unaudited)	September 30, 2018
ASSETS
Investments at fair value:
Control investments (cost June 30, 2019: $190,181; cost September 30, 2018: $213,470)	$175,052	$196,874
Affiliate investments (cost June 30, 2019: $5,064; cost September 30, 2018: $1,080)	5,964	2,161
Non-control/Non-affiliate investments (cost June 30, 2019: $1,337,252; cost September 30, 2018: $1,392,383)	1,274,015	1,292,166
Total investments at fair value (cost June 30, 2019: $1,532,497; cost September 30, 2018: $1,606,933)	1,455,031	1,491,201
Cash and cash equivalents	5,637	13,380
Restricted cash	—	109
Interest, dividends and fees receivable	13,156	10,272
Due from portfolio companies	1,850	1,357
Receivables from unsettled transactions	4	26,760
Deferred financing costs	6,759	5,209
Derivative assets at fair value	—	162
Other assets	2,579	3,008
Total assets	$1,485,016	$1,551,458
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,078	$3,581
Base management fee and incentive fee payable	9,987	8,223
Due to affiliate	3,431	3,274
Interest payable	2,267	3,365
Payable to syndication partners	—	109
Payables from unsettled transactions	—	37,236
Derivative liability at fair value	206	—
Deferred tax liability	719	422
Credit facility payable	369,825	241,000
Unsecured notes payable (net of $2,808 and $3,483 of unamortized financing costs as of June 30, 2019 and September 30, 2018, respectively)	158,442	386,485
Secured borrowings at fair value (proceeds June 30, 2019: $11,502; proceeds September 30, 2018: $12,314)	9,011	9,728
Total liabilities	554,966	693,423
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of June 30, 2019 and September 30, 2018	1,409	1,409
Additional paid-in-capital	1,492,739	1,492,739
Accumulated overdistributed earnings	(564,098)	(636,113)
Total net assets (equivalent to $6.60 and $6.09 per common share as of June 30, 2019 and September 30, 2018, respectively) (Note 12)	930,050	858,035
Total liabilities and net assets	$1,485,016	$1,551,458

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Interest income:
Control investments	$2,859	$2,737	$9,050	$9,011
Affiliate investments	70	161	105	2,027
Non-control/Non-affiliate investments	29,850	23,629	93,248	71,727
Interest on cash and cash equivalents	131	107	605	440
Total interest income	32,910	26,634	103,008	83,205
PIK interest income:
Control investments	—	1,045	67	3,446
Affiliate investments	—	52	—	416
Non-control/Non-affiliate investments	1,198	360	4,243	1,408
Total PIK interest income	1,198	1,457	4,310	5,270
Fee income:
Control investments	6	697	19	945
Affiliate investments	5	—	14	48
Non-control/Non-affiliate investments	1,815	1,728	4,127	6,405
Total fee income	1,826	2,425	4,160	7,398
Dividend income:
Control investments	735	1,331	1,711	4,629
Total dividend income	735	1,331	1,711	4,629
Total investment income	36,669	31,847	113,189	100,502
Expenses:
Base management fee	5,548	5,909	16,847	16,885
Part I incentive fee	3,787	2,733	11,328	6,810
Part II incentive fee	607	—	10,597	—
Professional fees	721	924	2,186	4,837
Directors fees	143	154	428	507
Interest expense	7,592	8,291	25,466	26,405
Administrator expense	384	466	1,553	1,351
General and administrative expenses	645	488	1,981	2,326
Total expenses	19,427	18,965	70,386	59,121
Fees waived	634	(1,548)	(8,831)	(1,634)
Net expenses	20,061	17,417	61,555	57,487
Net investment income	16,608	14,430	51,634	43,015
Unrealized appreciation (depreciation):
Control investments	3,419	97,000	1,467	89,825
Affiliate investments	—	72	(181)	(2,159)
Non-control/Non-affiliate investments	20,744	1,810	37,068	(34,696)
Secured borrowings	—	377	(95)	2,440
Foreign currency forward contracts	(768)	—	(367)	—
Net unrealized appreciation (depreciation)	23,395	99,259	37,892	55,410
Realized gains (losses):
Control investments	—	(91,470)	—	(91,470)
Affiliate investments	—	—	—	2,048
Non-control/Non-affiliate investments	(21,112)	2,033	21,548	4,548
Foreign currency forward contracts	1,268	—	1,783	—
Net realized gains (losses)	(19,844)	(89,437)	23,331	(84,874)
Redemption premium on unsecured notes payable	—	—	—	(120)
Provision for income tax (expense) benefit	(173)	—	(668)	—
Net realized and unrealized gains (losses), net of taxes	3,378	9,822	60,555	(29,584)
Net increase (decrease) in net assets resulting from operations	$19,986	$24,252	$112,189	$13,431
Net investment income per common share — basic and diluted	$0.12	$0.10	$0.37	$0.31
Earnings (loss) per common share — basic and diluted (Note 5)	$0.14	$0.17	$0.80	$0.10
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Operations:
Net investment income	$16,608	$14,430	$51,634	$43,015
Net unrealized appreciation (depreciation)	23,395	99,259	37,892	55,410
Net realized gains (losses)	(19,844)	(89,437)	23,331	(84,874)
Redemption premium on unsecured notes payable	—	—	—	(120)
Provision for income taxes	(173)	—	(668)	—
Net increase (decrease) in net assets resulting from operations	19,986	24,252	112,189	13,431
Stockholder transactions:
Distributions to stockholders	(13,392)	(13,391)	(40,174)	(42,993)
Net increase (decrease) in net assets from stockholder transactions	(13,392)	(13,391)	(40,174)	(42,993)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	332	412	1,028	1,239
Repurchases of common stock under dividend reinvestment program	(332)	(412)	(1,028)	(1,239)
Net increase (decrease) in net assets from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	6,594	10,861	72,015	(29,562)
Net assets at beginning of period	923,456	827,234	858,035	867,657
Net assets at end of period	$930,050	$838,095	$930,050	$838,095
Net asset value per common share	$6.60	$5.95	$6.60	$5.95
Common shares outstanding at end of period	140,961	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$112,189	$13,431
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation	(37,892)	(55,410)
Net realized (gains) losses	(23,331)	84,994
PIK interest income	(4,310)	(3,977)
Accretion of original issue discount on investments	(15,942)	(4,779)
Accretion of original issue discount on unsecured notes payable	107	198
Amortization of deferred financing costs	2,008	2,745
Deferred taxes	297	—
Purchases of investments	(351,666)	(836,885)
Proceeds from the sales and repayments of investments	467,307	834,975
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(622)	(1,210)
(Increase) decrease in due from portfolio companies	(493)	(10,087)
(Increase) decrease in receivables from unsettled transactions	26,756	(22,538)
(Increase) decrease in other assets	429	(2,594)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,503)	297
Increase (decrease) in base management fee and incentive fee payable	1,764	344
Increase (decrease) in due to affiliate	157	2,415
Increase (decrease) in interest payable	(1,098)	3,171
Increase (decrease) in payables from unsettled transactions	(37,236)	108,212
Increase (decrease) in director fees payable	—	(184)
Increase (decrease) in amounts payable to syndication partners	(109)	300
Net cash provided by operating activities	135,812	113,418
Financing activities:
Distributions paid in cash	(39,146)	(41,754)
Borrowings under credit facilities	241,825	309,000
Repayments of borrowings under credit facilities	(113,000)	(353,995)
Repayments of unsecured notes	(228,825)	—
Repurchase of unsecured notes	—	(21,188)
Repayments of secured borrowings	(812)	(866)
Repurchases of common stock under dividend reinvestment plan	(1,028)	(1,239)
Deferred financing costs paid	(2,883)	(6,175)
Net cash used in financing activities	(143,869)	(116,217)
Effect of exchange rate changes on foreign currency	205	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,852)	(2,799)
Cash and cash equivalents and restricted cash, beginning of period	13,489	59,913
Cash and cash equivalents and restricted cash, end of period	$5,637	$57,114
Supplemental information:
Cash paid for interest	$24,557	$20,291
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,028	$1,239

Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2019	September 30, 2018
Cash and cash equivalents	$5,637	$13,380
Restricted cash	—	109
Total cash and cash equivalents and restricted cash	$5,637	$13,489

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2020			$11,510	$2,349	$11,510	(11)(20)
100% equity interest				8,500	3,747	(11)(12)(20)
				10,849	15,257
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.33%		3,957	3,957	3,957	(6)(20)(24)
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	7.33%		1,009	1,009	1,009	(6)(19)(20)(24)
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,903	(20)
				4,966	7,869
Senior Loan Fund JV I, LLC		Multi-sector holdings				(14)(15)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	9.49%		96,250	96,250	96,250	(6)(11)(20)
87.5% LLC equity interest				49,322	31,092	(11)(16)(19)
				145,572	127,342
Thruline Marketing, Inc.		Advertising				(25)
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.33%		18,146	18,146	18,146	(6)(20)(24)
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	—	(6)(19)(20)(24)
9,073 Class A Units in FS AVI Holdco, LLC				10,648	6,438	(20)
				28,794	24,584
Total Control Investments (18.8% of net assets)				$190,181	$175,052

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	8.33%		$3,221	$3,220	$3,221	(6)(19)(20)
764,376.60 Class A Units				764	764	(20)
583,190.81 Class B Units				—	—	(20)
				3,984	3,985
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	1,979	(20)
				1,080	1,979
Total Affiliate Investments (0.6% of net assets)				$5,064	$5,964

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	8.40%		$5,830	$5,791	$5,747	(6)(20)(24)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	10.50%		510	493	478	(6)(19)(20)(24)
				6,284	6,225
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	7.33%		19,260	18,837	17,735	(6)
				18,837	17,735
Access CIG, LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	10.19%		15,000	14,887	14,944	(6)
				14,887	14,944
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(20)
				5,165	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				$13,611	$12,494	(20)
				13,611	12,494
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.83%		$21,847	21,279	21,291	(6)(11)
				21,279	21,291
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 7/10/2026	7.25%		€17,500	20,035	19,564	(6)(11)(24)
				20,035	19,564
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.65%		$6,337	6,201	5,974	(6)(24)
				6,201	5,974
AirStrip Technologies, Inc.		Application software
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—	(20)
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.90%		7,920	7,854	7,481	(6)
				7,854	7,481
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			23,915	23,414	24,304	(11)
				23,414	24,304
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.83%		19,494	19,084	19,445	(6)(20)(24)
				19,084	19,445
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% cash due 7/28/2022	6.15%		9,777	9,818	9,773	(6)(24)
Second Lien Term Loan, LIBOR+8.50% cash due 7/28/2023	10.90%		1,149	1,164	1,150	(6)(24)
				10,982	10,923
Altice France S.A.		Integrated telecommunication services
Fixed Rate Bond, 8.13% cash due 1/15/2024			3,000	3,047	3,105	(11)
Fixed Rate Bond, 7.63% cash due 2/15/2025			2,000	2,013	1,928	(11)
				5,060	5,033
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note due 12/13/2023			30,000	29,440	32,550	(11)(20)
				29,440	32,550
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.33%		8,801	8,701	8,651	(6)(20)(24)
				8,701	8,651
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.67%		23,764	23,320	23,315	(6)(20)(24)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(28)	(29)	(6)(19)(20)(24)
				23,292	23,286
Asurion, LLC		Property & casualty insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	8.90%		22,000	21,952	22,355	(6)(24)
				21,952	22,355
Avantor Inc.		Healthcare distributors
Fixed Rate Bond, 9.00% cash due 10/1/2025			3,000	2,974	3,353
				2,974	3,353

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Belk Inc.		Department stores
First Lien Term Loan, LIBOR+4.75% cash due 12/12/2022	7.29%		$655	$581	$532	(6)(24)
				581	532
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	9.44%		26,250	26,005	26,266	(6)(24)
				26,005	26,266
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.58%		13,950	13,831	13,235	(6)
				13,831	13,235
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%		3,130	3,105	3,068	(6)(24)
				3,105	3,068
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2.00% PIK due 9/30/2019			29,582	27,738	1,016	(20)(21)
First Lien Revolver, 15.00% cash due 9/30/2019			2,203	2,203	(212)	(19)(20)(21)
452,914.87 Common Units in Cenegenics, LLC				598	—	(20)
345,380.141 Preferred Units in Cenegenics, LLC				300	—	(20)
				30,839	804
CITGO Holdings, Inc.		Oil & gas refining & marketing
Fixed Rate Bond, 10.75% cash due 2/15/2020			21,300	21,844	22,099
				21,844	22,099
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.60%		10,000	9,900	10,022	(6)(24)
				9,900	10,022
Convergeone Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	7.40%		19,950	19,185	19,027	(6)
				19,185	19,027
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	417	(20)
				105	417
Covia Holdings Corporation		Oil & gas equipment services
First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.60%		7,920	7,920	6,438	(6)(11)(24)
				7,920	6,438
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.40%		4,233	4,193	4,224	(6)(24)
				4,193	4,224
Dominion Diagnostics, LLC		Healthcare services				(26)
Subordinated Term Loan, 11.00% cash 1.00% PIK due 10/18/2019			20,205	14,281	6,860	(20)(21)
First Lien Term Loan, PRIME+4.00% cash due 4/8/2019	9.50%		45,691	44,480	44,480	(6)(20)(24)(26)
First Lien Revolver, PRIME+4.00% cash due 4/8/2019	9.50%		2,090	2,090	1,979	(6)(20)(24)(26)
				60,851	53,319

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	7.40%		$10,000	$9,809	$10,016	(6)(24)
Fixed Rate Bond 6.875% cash due 8/15/2026			5,000	5,000	5,300
				14,809	15,316
Eagleview Technology Corporation		Application software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	9.90%		12,000	11,880	11,640	(6)(20)(24)
				11,880	11,640
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	10.33%		14,611	14,439	14,830	(6)(20)(24)
				14,439	14,830
EOS Fitness Opco Holdings, LLC		Leisure facilities
487.5 Class A Preferred Units, 12%				488	830	(20)
12,500 Class B Common Units				—	749	(20)
				488	1,579
Equitrans Midstream Corp.		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+4.50% cash due 1/31/2024	6.90%		11,940	11,614	12,040	(6)(11)
				11,614	12,040
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.90%		20,000	19,914	19,900	(6)
				19,914	19,900
ExamSoft Worldwide, Inc.		Application software
180,707 Class C Units in ExamSoft Investor LLC				181	—	(20)
				181	—
Gentiva Health Services, Inc.		Healthcare services
Second Lien Term Loan, PRIME+6.00% cash due 7/2/2026	11.50%		14,500	14,411	14,681	(6)
				14,411	14,681
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	6.32%		17,865	17,776	17,865	(6)(20)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	9.83%		10,000	9,911	9,957	(6)(20)
				27,687	27,822
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023	9.58%		22,849	22,667	22,484	(6)(20)(24)
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023			—	(9)	(20)	(6)(19)(20)(24)
				22,658	22,464
GoodRx, Inc.		Interactive media & services
Second Lien Term Loan, LIBOR+7.50% cash due 10/12/2026	9.90%		22,222	21,791	22,444	(6)(20)
				21,791	22,444
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	757	(20)
				213	757
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	200	(20)
				1,000	200
IBG Borrower LLC		Apparel, accessories & luxury goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	9.38%		14,584	13,263	13,126	(6)(20)(24)
				13,263	13,126

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.90%		$16,718	$16,421	$16,417	(6)(20)(24)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(15)	(16)	(6)(19)(20)(24)
				16,406	16,401
Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(20)
				113	—
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% cash due 8/4/2022	7.15%		5,468	5,421	5,434	(6)(20)(24)
				5,421	5,434
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,194	6,194	6,194	(20)
498.60 Class A Preferred Units in Kason Investment, LLC, 8%				499	771	(20)
5,540 Class A Common Units in Kason Investment, LLC				55	53	(20)
				6,748	7,018
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022	11.08%		6,105	5,936	6,158	(6)(20)(24)
				5,936	6,158
L Squared Capital Partners LLC		Multi-sector holdings
2.00% limited partnership interest				878	2,107	(11)(16)
				878	2,107
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022	7.33%		19,944	19,610	19,146	(6)(24)
				19,610	19,146
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.00% cash due 11/25/2020	7.40%		1,687	1,689	1,671	(6)(11)(24)
				1,689	1,671
Lift Brands Holdings, Inc.		Leisure facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	3,020	(20)
				1,399	3,020
Lightbox Intermediate, L.P.		Real estate services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.45%		40,000	39,409	39,600	(6)(20)
				39,409	39,600
Long's Drugs Incorporated		Pharmaceuticals
50 Series A Preferred Shares in Long's Drugs Incorporated				385	926	(20)
25 Series B Preferred Shares in Long's Drugs Incorporated				210	570	(20)
				595	1,496
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	9.15%		9,000	9,000	8,384	(6)
				9,000	8,384
Lytx Holdings, LLC		Research & consulting services
3,500 Class B Units				—	2,053	(20)
				—	2,053
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025	6.69%		11,910	11,791	11,910	(6)(20)
				11,791	11,910

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	6.90%		$7,425	$7,395	$7,230	(6)(24)
Second Lien Term Loan, LIBOR+8.50% cash due 3/2/2026	10.90%		35,925	35,474	35,431	(6)(20)(24)
				42,869	42,661
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	6.15%		10,984	10,908	10,986	(6)(24)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2025	10.90%		7,000	7,035	7,106	(6)(24)
				17,943	18,092
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.33%		2,940	2,919	2,881	(6)(20)(24)
				2,919	2,881
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/15/2025	9.39%		28,952	28,409	28,373	(6)(20)(24)
First Lien Revolver, LIBOR+7.00% cash due 2/15/2025			—	(57)	(61)	(6)(19)(20)(24)
				28,352	28,312
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.58%		7,056	6,992	7,056	(6)(20)(24)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.58%		1,944	1,926	1,944	(6)(20)(24)
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	7.33%		200	191	199	(6)(19)(20)(24)
				9,109	9,199
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.33%		18,750	18,612	18,750	(6)(20)(24)
				18,612	18,750
Navicure, Inc.		Healthcare technology
Second Lien Term Loan, LIBOR+7.50% cash due 10/31/2025	9.90%		14,500	14,385	14,355	(6)(20)(24)
				14,385	14,355
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond, 7.38% cash due 5/1/2026			5,000	5,107	5,138	(11)
				5,107	5,138
OmniSYS Acquisition Corporation		Diversified support services
100,000 Common Units in OSYS Holdings, LLC				1,000	997	(20)
				1,000	997
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	12.83%		16,750	16,750	13,187	(6)(20)(24)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	—	(20)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(20)
				18,717	13,187
P2 Upstream Acquisition Co.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 10/30/2020	6.56%		2,984	2,935	2,962	(6)(24)
First Lien Revolver, LIBOR+4.00% cash due 2/1/2020			—	—	(66)	(6)(19)(24)
				2,935	2,896
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest				2,425	1,486	(11)(16)(19)
				2,425	1,486

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
PLATO Learning Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 12/9/2021			$2,784	$2,434	$—	(20)(22)
Unsecured Junior PIK Note, 10% PIK due 12/9/2021			13,238	10,227	—	(20)(22)
Unsecured Revolver, 5% cash due 12/9/2021			2,774	2,631	555	(20)(21)
126,127.80 Class A Common Units of Edmentum				126	—	(20)
				15,418	555
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.66%		17,192	17,047	16,848	(6)(20)(24)
				17,047	16,848
QuorumLabs, Inc.		Application software
64,887,669 Junior-2 Preferred Stock				375	—	(20)
				375	—
Refac Optical Group		Specialty stores
First Lien Term Loan, LIBOR+10.00% cash due 9/30/2018			1,847	1,692	1,847	(6)(13)(20)(21)
First Lien Term Loan, LIBOR+11% cash 1.75% PIK due 9/30/2018			36,212	32,946	33,764	(6)(13)(20)(21)
First Lien Term Loan, 15.50% cash due 9/30/2018			3,516	3,232	3,188	(13)(20)(21)
First Lien Revolver, LIBOR+10.00% cash due 9/30/2018			3,600	3,360	3,600	(6)(13)(20)(21)
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—	(20)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(20)
1,000 Series A Preferred Stock in Refac Holdings, Inc., 10%				999	—	(20)
				42,535	42,399
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.40%		3,108	3,074	2,984	(6)(20)(24)
				3,074	2,984
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			15,934	10,896	11,074	(20)
				10,896	11,074
ShareThis, Inc.		Application software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	2	(20)
				367	2
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023	9.38%		30,000	28,017	29,100	(6)(11)(20)(24)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 11/7/2023				(65)	(69)	(6)(11)(19)(20)(24)
Stock Warrants Strike (exercise price $3.28) expiration date 5/7/2029				1,750	2,154	(20)
Stock Warrants Strike (exercise price $3.94) expiration date 11/3/2029				—	387	(20)
				29,702	31,572
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	9.17%		12,500	12,448	12,219	(6)(24)
				12,448	12,219
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% cash due 3/30/2024	11.58%		25,463	25,000	25,177	(6)(20)(24)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 12/31/2020				—	(47)	(6)(19)(20)(24)
668,879 Common Units of TerSera Holdings LLC				1,731	2,629	(20)
				26,731	27,759

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.50% cash 2.00% PIK due 10/11/2020			$46,924	$45,650	$33,904	(6)(20)(21)(23)(24)
First Lien Revolver, LIBOR+7.50% cash due 10/11/2020			2,274	2,175	2,274	(6)(19)(20)(21)(24)
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—	(20)
				49,825	36,178
TigerText, Inc.		Application software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	560	(20)
				60	560
Transact Holdings Inc.		Application software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	7.33%		7,000	6,895	7,000	(6)
				6,895	7,000
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.90%		830	830	822	(6)(24)
				830	822
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% cash due 4/21/2025	10.65%		21,500	21,191	20,909	(6)(20)(24)
				21,191	20,909
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.41%		5,704	5,664	5,714	(6)(24)
				5,664	5,714
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.40%		4,987	4,927	4,873	(6)(11)(24)
				4,927	4,873
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.83%		10,268	10,391	10,332	(6)(24)
				10,391	10,332
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.90%		34,288	34,576	31,309	(6)(24)
				34,576	31,309
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.90%		24,813	24,697	24,879	(6)(24)
Fixed Rate Bond, 9.75% cash due 8/15/2026			12,000	12,023	12,525
				36,720	37,404
Vertex Aerospace Services Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+4.50% cash due 6/29/2025	6.90%		15,840	15,772	15,909	(6)
				15,772	15,909
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	440	(20)
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—	(20)
				750	440

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond, 8.63% cash due 10/31/2025			$5,000	$4,861	$5,125	(11)
				4,861	5,125
WP CPP Holdings, LLC		Aerospace & defense
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.34%		15,000	14,869	14,981	(6)(24)
				14,869	14,981
xMatters, Inc.		Application software
600,000 Common Stock Warrants (exercise price $1.78) expiration date 2/26/2025				709	273	(20)
				709	273
Yeti Holdings, Inc.		Leisure products
537,629 Shares Yeti Holdings, Inc. Common Stock				—	15,564
				—	15,564
Zep Inc.		Specialty chemicals		—	—
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	10.58%		30,000	29,884	22,600	(6)(20)(24)
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	6.33%		1,980	1,900	1,619	(6)(24)
				31,784	24,219
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	8.22%		£18,000	23,618	22,781	(6)(11)
				23,618	22,781
Total Non-Control/Non-Affiliate Investments (137.0% of net assets)				$1,337,252	$1,274,015
Total Portfolio Investments (156.4% of net assets)				$1,532,497	$1,455,031
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$3,146	$3,146
Other cash accounts				2,491	2,491
Total Cash and Cash Equivalents and Restricted Cash (0.6% of net assets)				$5,637	$5,637
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (157.1% of net assets)				$1,538,134	$1,460,668

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$22,763	£17,910	7/10/2019	JPMorgan Chase Bank, N.A.	$(43)
Foreign currency forward contract	$19,640	€17,354	7/24/2019	JPMorgan Chase Bank, N.A.	(163)
					$(206)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
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

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.40%, the 60-day LIBOR at 2.35%, the 90-day LIBOR at 2.33%, the 180-day LIBOR at 2.20%, the PRIME at 5.50%, the 30-day UK LIBOR at 0.72% and the 180-day EURIBOR at (0.30)%.

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

(9)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2019, qualifying assets represented 76.9% of the Company's total assets and non-qualifying assets represented 23.1% of the Company's total assets.

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

(20)	As of June 30, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

(21)	This investment was on cash non-accrual status as of June 30, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2019
(dollar amounts in thousands)
(unaudited)

(22)	This investment was on PIK non-accrual status as of June 30, 2019. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(23)
The sale of a portion of this loan does not qualify for true sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments as of June 30, 2019 includes $9.0 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

(24)	Loan includes interest rate floor, which is generally 1.00%.

(25)	Prior to March 31, 2019, this portfolio company was named Keypath Education, Inc.

(26)	Payments on the Company's investment in Dominion Diagnostics, LLC are currently past due.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
Control Investments						(3)(15)
First Star Speir Aviation Limited		Airlines				(16)
First Lien Term Loan, 9% cash due 12/15/2020			$32,510	$24,102	$32,510	(11)
100% equity interest				8,500	—	(6)(11)
				32,602	32,510
Keypath Education, Inc.		Advertising				(25)
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	9.39%		18,146	18,146	18,146	(13)
First Lien Revolver, LIBOR+7.75% (1% floor) cash due 4/3/2022				—	—	(13)
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,984
				28,794	26,130
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	7.39%		4,107	4,107	4,107	(13)
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	7.49%		1,453	1,453	1,453	(13)
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	7.39%		1,009	1,009	1,009	(13)
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,291
				6,569	8,860
Senior Loan Fund JV I, LLC		Multi-sector holdings				(17)(18)
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	8.33%		99,813	99,813	99,813	(11)(13)
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC			29,520	29,520	29,520	(11)
87.5% LLC equity interest				16,172	41	(6)(11)(24)
				145,505	129,374
Total Control Investments (22.9% of net assets)				$213,470	$196,874

Affiliate Investments						(4)
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%				$1,080	$2,161
				1,080	2,161
Total Affiliate Investments (0.3% of net assets)				$1,080	$2,161

Non-Control/Non-Affiliate Investments						(7)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022	8.24%		$5,922	$5,873	$5,922	(13)
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021				(17)	—	(10)(13)
				5,856	5,922
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% cash 1.5% PIK due 1/13/2022	7.35%		23,832	22,958	23,058	(13)(21)
				22,958	23,058
Access CIG LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	9.99%		14,235	14,118	14,316	(13)(21)
Second Lien Delayed Draw Term Loan, LIBOR+7.75% cash due 2/27/2026				—	4	(13)(21)
				14,118	14,320
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—
				5,165	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 11/30/2018			25,267	22,596	—	(13)(22)
				22,596	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
AdVenture Interactive, Corp.		Advertising				(25)
9,073 shares of common stock				$13,611	$6,557
				13,611	6,557
AI Ladder (Luxembourg) Subco S.a.r.l		Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% cash due 7/9/2025	7.02%		$40,000	38,831	40,238	(11)(13)(21)
				38,831	40,238
AI Sirona (Luxembourg) Acquisition S.a.r.l		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% (0% Floor) cash due 7/10/2026	7.25%		€17,500	20,035	20,225	(11)(13)(21)
				20,035	20,225
AirStrip Technologies, Inc.		Application software
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025	6.74%		$7,980	7,905	7,943	(13)(21)
				7,905	7,943
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond 10% cash due 8/15/2023			15,000	14,539	15,450	(11)(21)
Fixed Rate Bond 8% cash due 2/15/2023			16,000	15,898	16,480	(11)(21)
				30,437	31,930
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 8/30/2023	8.81%		20,000	19,503	19,475	(13)
				19,503	19,475
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022	6.14%		9,853	9,904	9,724	(13)(21)
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/28/2023	10.79%		1,149	1,167	1,142	(13)(21)
				11,071	10,866
Altice France S.A.		Integrated telecommunication services
Fixed Rate Bond 8.125% cash due 1/15/2024			3,000	3,054	3,056	(11)(21)
Fixed Rate Bond 7.625% cash due 2/15/2025			2,000	2,014	1,808	(11)(21)
				5,068	4,864
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021	9.39%		9,585	9,433	9,528	(13)
				9,433	9,528
Aretec Group, Inc.		Investment banking & brokerage
Second Lien Exit Term Loan, PRIME+2% cash due 5/23/2021	7.25%		12,679	12,539	12,759	(13)(21)
				12,539	12,759
Asset International, Inc.		Research & consulting services
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/29/2025	11.64%		15,000	14,691	14,836	(13)
				14,691	14,836
Asurion, LLC		Property & casualty insurance
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 8/4/2025	8.74%		22,000	21,946	22,653	(13)(21)
				21,946	22,653

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
Avantor Inc.		Commodity chemicals
Fixed Rate Bond 9% cash due 10/1/2025			$3,000	$2,972	$3,100	(21)
				2,972	3,100
Belk Inc.		Department stores
First Lien Term Loan, LIBOR+4.75% (1% Floor) cash due 12/12/2022	6.88%		662	573	581	(13)(21)
				573	581
BeyondTrust Holdings LLC		Application software
3.01% Class A membership interests				4,500	15,831
				4,500	15,831
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% Floor) cash due 6/15/2026	9.38%		26,250	25,978	26,545	(13)(21)
				25,978	26,545
Blueline Rental Finance Corp		Industrial machinery
Fixed Rate Bond 9.25% cash due 3/15/2024			5,000	5,342	5,259	(21)
				5,342	5,259
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022	8.39%		3,154	3,129	3,076	(13)(21)
				3,129	3,076
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019			29,134	27,738	8,464	(22)
First Lien Revolver, 15% cash due 9/30/2019			2,203	2,203	429	(22)
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,839	8,893
CITGO Holdings Inc.		Oil & gas refining & marketing
Fixed Rate Bond 10.75% cash due 2/15/2020			21,300	22,494	22,685	(21)
				22,494	22,685
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,848
				2,000	2,848
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	442
				105	442
Covia Holdings Corporation		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% Floor) cash due 6/1/2025	6.14%		7,980	7,980	7,568	(11)(13)(21)
				7,980	7,568
DAE Aviation Holdings		Aerospace & defense
Fixed Rate Bond 10% cash due 7/15/2023			1,500	1,616	1,622	(21)
				1,616	1,622
Datto Inc.		Technology distributors
First Lien Term Loan, LIBOR+8% (1% floor) cash due 12/7/2022	10.15%		35,000	34,414	34,622	(13)
First Lien Revolver, LIBOR+8% (1% floor) cash due 12/7/2022	10.15%			(39)	(25)	(10)(13)
				34,375	34,597

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
Dodge Data & Analytics LLC		Data processing & outsourced services
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				$500	$258
				500	258
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/18/2019			$20,052	15,589	1,043	(22)
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019	7.34%		46,435	34,964	40,538	(13)
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019				—	(531)	(10)(13)
				50,553	41,050
Eagleview Technology Corporation		Application software
Second Lien Term Loan, LIBOR+7.5% (1% Floor) cash due 8/14/2026	9.63%		12,000	11,880	12,240	(13)
				11,880	12,240
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8% (1% Floor) cash due 9/28/2020	10.30%		22,500	22,052	22,050	(13)
				22,052	22,050
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.25% (0.75% floor) cash due 12/30/2019	10.36%		3,502	3,502	3,502	(13)
First Lien Revolver, LIBOR+8.25% (0.75% floor) cash due 12/30/2019				—	—	(13)
487.5 Class A Preferred Units, 12%				488	760
12,500 Class B Common Units				13	872
				4,003	5,134
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% (0% floor) cash due 5/1/2026	9.74%		20,000	19,904	20,100	(13)(21)
				19,904	20,100
ExamSoft Worldwide, Inc.		Application software
180,707 Class C Units in ExamSoft Investor LLC				181	—
				181	—
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020			711	711	142	(13)(22)
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	—
50,000 Common Units in GRG Holdings, LP				5	—
				1,211	142
Gentiva Health Services, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+7% cash due 7/2/2026	9.34%		14,500	14,401	14,935	(13)(21)
				14,401	14,935
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4% cash due 8/6/2025	6.39%		18,000	17,910	18,113	(13)
Second Lien Term Loan, LIBOR+7.5% cash due 8/6/2026	9.68%		10,000	9,902	9,900	(13)
				27,812	28,013
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% Floor) cash due 6/29/2023	9.64%		24,379	24,147	24,135	(13)
First Lien Revolver, LIBOR+7.25% (1% Floor) cash due 6/29/2023	9.60%		867	856	855	(13)
				25,003	24,990
GOBP Holdings Inc.		Hypermarkets & super centers
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022	10.49%		2,071	2,057	2,082	(13)(21)
				2,057	2,082

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			$15,000	$15,000	$15,001
				15,000	15,001
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019			10,500	10,555	10,605	(11)(21)
				10,555	10,605
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	773
				213	773
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
IBG Borrower LLC		Apparel, accessories & luxury goods
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/2/2022	9.44%		14,809	13,143	13,624	(13)
				13,143	13,624
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.5% (1% Floor) cash due 9/12/2024	8.64%		14,118	13,838	13,835	(13)
First Lien Revolver, LIBOR+6.5% (1% Floor) cash due 9/12/2024				(17)	(18)	(10)(13)
				13,821	13,817
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan, LIBOR+7.25% (1.25% floor) cash due 10/1/2021	9.65%		11,568	11,529	11,568	(13)
First Lien Term Loan, LIBOR+7.25% (1.25% floor) cash due 10/1/2021	9.65%		5,043	4,955	5,043	(13)
Letter of Credit 6.25% cash due 10/1/2021			3,904	3,897	3,904
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2021				—	—	(13)
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2021	10.15%		755	747	755	(13)
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	2,167
				22,128	23,437
Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				113	—
Internet Pipeline, Inc.		Internet services & infrastructure
Incremental First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022	7.00%		5,510	5,454	5,509	(13)
				5,454	5,509
Janrain, Inc.		Application software
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Jones Energy, Inc.		Oil & gas exploration & production
Fixed Rate Bond 9.25% cash due 3/15/2023			12,000	11,808	12,390	(21)
				11,808	12,390
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,113	6,113	5,606
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	249
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,667	5,855

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022	10.84%		$6,105	$5,923	$6,189	(13)
				5,923	6,189
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest				1,824	3,058	(11)(24)
				1,824	3,058
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/29/2022	7.09%		20,099	19,683	19,395	(13)(21)
				19,683	19,395
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% (1% Floor) cash due 11/25/2020	6.99%		1,883	1,885	1,792	(11)(13)(21)
				1,885	1,792
Lift Brands Holdings, Inc.		Leisure facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,398	3,020
				1,398	3,020
Long's Drugs Incorporated		Pharmaceuticals
50 Series A Preferred Shares in Long's Drugs Incorporated				385	761
25 Series B Preferred Shares in Long's Drugs Incorporated				210	491
				595	1,252
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	8.99%		9,000	9,000	9,024	(13)(21)
				9,000	9,024
Lytx Holdings, LLC		Research & consulting services
3,500 Class B Units				—	1,423
				—	1,423
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025	6.38%		12,000	11,880	11,963	(13)
				11,880	11,963
Maverick Healthcare Group, LLC		Healthcare equipment				(20)
First Lien Term Loan, LIBOR+7.5% cash (1.75% floor) cash due 3/15/2019			11,068	8,181	9,102	(13)(22)
First Lien Term Loan, LIBOR+11% cash (1.75% floor) cash due 3/15/2019			50,740	39,110	—	(13)(22)
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 3/15/2019			863	611	710	(13)(22)
				47,902	9,812
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/28/2025	6.74%		7,481	7,447	7,537	(13)(21)
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/2/2026	10.74%		37,500	36,977	37,219	(13)
				44,424	44,756
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024	6.74%		7,920	7,853	7,995	(13)(21)
Second Lien Term Loan LIBOR+8.5% (1% floor) cash due 9/29/2025	10.74%		8,000	8,045	8,180	(13)(21)
				15,898	16,175

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
McDermott Technology (Americas), Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/12/2025	7.24%		$31,144	$30,725	$31,604	(11)(13)(21)
				30,725	31,604
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024	7.39%		2,963	2,938	2,935	(13)
				2,938	2,935
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023	11.75%		7,056	6,980	7,090	(13)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023	11.75%		1,944	1,923	1,953	(13)
First Lien Revolver, PRIME+4% (1% floor) cash due 12/2/2022	9.25%		300	291	300	(13)
				9,194	9,343
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023	8.40%		19,500	19,327	19,500	(13)
				19,327	19,500
Natural Resource Partners LP		Coal & consumable fuels
Fixed Rate Bond 10.5% cash due 3/15/2022			7,000	7,329	7,525	(11)(21)
				7,329	7,525
Navicure, Inc.		Healthcare technology
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2025	9.74%		14,500	14,371	14,500	(13)
				14,371	14,500
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond 7.375% cash due 5/1/2026			5,000	5,116	5,024	(11)(21)
				5,116	5,024
OmniSYS Acquisition Corporation		Diversified support services
100,000 Common Units in OSYS Holdings, LLC				1,000	898
				1,000	898
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025	12.89%		16,750	16,750	13,479	(13)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	166
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	13,645
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018				—	(94)	(10)(13)(21)
				—	(94)
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest				5,343	4,759	(11)(24)
				5,343	4,759
PLATO Learning Inc.		Education services				(27)
Unsecured Senior PIK Note, 8.5% PIK due 12/9/2021			2,649	2,434	—	(23)
Unsecured Junior PIK Note, 10% PIK due 12/9/2021			12,490	10,227	—	(23)
Unsecured Revolver, 5% cash due 12/9/2021			60	(40)	(2,124)	(22)
126,127.80 Class A Common Units of Edmentum				126	—
				12,747	(2,124)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% (1% Floor) cash due 9/15/2023	8.07%		$18,300	$18,118	$18,209	(13)
				18,118	18,209
QuorumLabs, Inc.		Application software
64,887,669 Junior-2 Preferred Stock				375	—
				375	—
Refac Optical Group		Specialty stores				(26)
First Lien Term Loan, LIBOR+8% cash due 1/9/2019			2,242	2,149	2,241	(13)(22)
First Lien Term Loan, LIBOR+9% cash 1.75% PIK due 1/9/2019			34,994	33,700	34,994	(13)(22)
First Lien Term Loan, 12.5% cash due 1/9/2019 (22)			3,416	3,308	3,245	(22)
First Lien Revolver, LIBOR+8% cash due 1/9/2019 (13)(22)			3,520	3,424	3,520	(13)(22)
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	—
				43,886	44,000
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022	7.99%		3,174	3,129	3,222	(13)(21)
				3,129	3,222
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			16,000	10,000	10,000
				10,000	10,000
Sequa Mezzanine Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+5% (1% Floor) cash due 11/28/2021	7.19%		8,479	8,411	8,355	(13)(21)
Second Lien Term Loan, LIBOR+9% (1% Floor) cash due 4/28/2022	11.20%		2,000	2,023	1,973	(13)(21)
				10,434	10,328
ShareThis, Inc.		Application software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	4
				367	4
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 2/2/2026	8.86%		12,500	12,442	12,406	(13)(21)
				12,442	12,406
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024	11.64%		15,000	14,651	14,945	(13)
Second Lien Incremental Term loan, LIBOR+9.25% cash due 3/30/2024	11.59%		3,281	3,202	3,269	(13)
Second Lien Incremental Delayed Draw Term Loan, LIBOR+9.25% cash due 12/31/2018	11.59%			—	(12)	(10)(13)
668,879 Common Units of TerSera Holdings LLC				1,731	2,626
				19,584	20,828

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020			$46,906	$46,462	$34,292	(12)(13)(22)
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020			2,702	2,603	2,702	(13)(22)
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				51,065	36,994
TigerText, Inc.		Application software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	544
				60	544
TravelCLICK, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021	9.99%		1,510	1,376	1,510	(13)
				1,376	1,510
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024	6.74%		1,581	1,581	1,593	(13)(21)
				1,581	1,593
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025	10.46%		21,500	21,191	21,715	(13)
				21,191	21,715
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023	7.74%		6,847	6,981	7,009	(13)(21)
				6,981	7,009
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023	6.81%		34,551	34,902	33,741	(13)(21)
				34,902	33,741
Verra Mobility, Corp.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	9.99%		8,750	8,698	8,958	(13)
				8,698	8,958
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.74%		25,000	24,887	25,255	(13)(21)
Fixed Rate Bond 9.75% cash due 8/15/2026			12,000	12,025	12,405	(21)
				36,912	37,660
Vertex Aerospace Services Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+4.75% cash due 6/29/2025	6.99%		15,960	15,883	16,135	(13)(21)
				15,883	16,135
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan, LIBOR+6.875% (1% floor) cash due 11/25/2021	9.12%		23,000	22,919	23,173	(13)(21)
				22,919	23,173
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	497
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	497

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2018
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value	Notes
Weatherford International		Oil & gas equipment services
Fixed Rate Bond 9.875% cash due 2/15/2024			$12,000	$11,479	$11,790	(11)(21)
				11,479	11,790
WeddingWire, Inc.		Internet services & infrastructure
Earn-out				—	70	(19)
				—	70
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond 8.625% cash due 10/31/2025			5,000	4,867	4,825	(11)(21)
				4,867	4,825
WP CPP Holdings, LLC		Aerospace & defense
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026	10.15%		15,000	14,855	15,033	(13)(21)
				14,855	15,033
xMatters, Inc.		Application software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	287
				709	287
Yeti Acquisition, LLC		Leisure products
2,000,000 Common Stock Units of Yeti Holdings, Inc.				—	12,073	(28)
				—	12,073
Zep Inc.		Specialty chemicals
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025	10.64%		30,000	29,870	28,800	(13)
First Lien Term Loan, LIBOR+4.00% (1% floor) cash due 8/12/2024	6.39%		1,995	1,903	1,904	(13)(21)
				31,773	30,704
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.50% (0% floor) cash due 7/23/2026	8.22%		£18,000	23,568	23,258	(11)(13)(21)
				23,568	23,258
Total Non-Control/Non-Affiliate Investments (150.6% of net assets)				$1,392,383	$1,292,166
Total Portfolio Investments (173.8% of net assets)				$1,606,933	$1,491,201
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$9,108	$9,108
Other cash accounts				4,381	4,381
Total Cash and Cash Equivalents and Restricted Cash (1.6% of net assets)				$13,489	$13,489
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (175.4% of net assets)				$1,620,422	$1,504,690

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$23,113	£17,579	10/26/2018	JPMorgan Chase Bank, N.A.	$162

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(21)
As of September 30, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by ASC 820. All other investments are categorized as Level 3 as of September 30, 2018 and were using significant unobservable inputs.

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

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. Certain prior-period financial information has been reclassified to conform to current period presentation. The Company is an investment company following the accounting and reporting guidance in ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of June 30, 2019, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC, OCSL SRNE, LLC, OCSL AB Blocker, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of the Company's investments as of June 30, 2019 and September 30, 2018 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by the Company to Oaktree beginning in the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

fiscal year ending September 30, 2019. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Option:
The Company adopted certain principles under ASC Topic 825, Financial Instruments – Fair Value Option ("ASC 825"), and elected the fair value option for its secured borrowings, which had a cost basis of $11.5 million and $12.3 million in the aggregate as of June 30, 2019 and September 30, 2018, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
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

Note 3. Portfolio Investments
As of June 30, 2019, 156.4% of net assets at fair value, or $1.5 billion, was invested in 105 portfolio companies, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in SLF JV I, which had a fair value of $96.3 million and $31.1 million, respectively. As of June 30, 2019, 0.6% of net assets at fair value, or $5.6 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2018, 173.8% of net assets at fair value, or $1.5 billion, was invested in 113 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and LLC equity interests in SLF JV I, which had a fair value of $99.8 million, $29.5 million and $0.0 million, respectively, and 1.6% of net assets at fair value, or $13.5 million, was invested in cash and cash equivalents (including restricted cash). As of June 30, 2019, 79.7% of the Company's portfolio at fair value consisted of senior secured debt investments and 13.6% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2018, 75.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 19.6% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2019, the Company recorded net realized gains (losses) of $(19.8) million and $23.3 million, respectively. During the three and nine months ended June 30, 2018, the Company recorded net realized losses of $89.4 million and $84.9 million, respectively. During the three and nine months ended June 30, 2019, the Company recorded net unrealized appreciation of $23.4 million and $37.9 million, respectively. During the three and nine months ended June 30, 2018, the Company recorded net unrealized appreciation of $99.3 million and $55.4 million, respectively.
The composition of the Company's investments as of June 30, 2019 and September 30, 2018 at cost and fair value was as follows:

	June 30, 2019		September 30, 2018
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,326,078	$1,262,419	$1,390,672	$1,287,958
Investments in equity securities	60,847	65,270	70,756	73,869
Debt investments in SLF JV I	96,250	96,250	129,333	129,333
Equity investment in SLF JV I	49,322	31,092	16,172	41
Total	$1,532,497	$1,455,031	$1,606,933	$1,491,201

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's debt investments as of June 30, 2019 and September 30, 2018 at fixed rates and floating rates was as follows:

	June 30, 2019		September 30, 2018
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$155,612	11.45%	$237,718	16.77%
Floating rate debt securities, including debt investments in SLF JV I	1,203,057	88.55	1,179,573	83.23
Total	$1,358,669	100.00%	$1,417,291	100.00%
The following table presents the financial instruments carried at fair value as of June 30, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$474,873	$685,286	$—	$1,160,159
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	77,577	120,933	—	198,510
Investments in equity securities (preferred)	—	—	5,516	—	5,516
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	15,564	—	40,597	34,685	90,846
Total investments at fair value	15,564	552,450	852,332	34,685	1,455,031
Cash equivalents	3,146	—	—	—	3,146
Total assets at fair value	$18,710	$552,450	$852,332	$34,685	$1,458,177
Derivative liabilities	$—	$206	$—	$—	$206
Secured borrowings	—	—	9,011	—	9,011
Total liabilities at fair value	$—	$206	$9,011	$—	$9,217
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
The following table provides a roll-forward in the changes in fair value from March 31, 2019 to June 30, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of March 31, 2019	$736,955	$120,435	$5,013	$39,122	$901,525	$9,011
New investments	57,794	160	—	—	57,954	—
Redemptions/repayments/sales	(90,758)	(230)	—	(332)	(91,320)	—
Transfers out (a)	(18,864)	—	—	—	(18,864)
Net accrual of PIK interest income	—	27	—	—	27	—
Accretion of OID	2,521	298	—	—	2,819	—
Net unrealized appreciation (depreciation)	20,179	243	503	1,475	22,400	—
Net realized gains (losses)	(22,541)	—	—	332	(22,209)	—
Fair value as of June 30, 2019	$685,286	$120,933	$5,516	$40,597	$852,332	$9,011
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2019	$(749)	$243	$503	$1,475	$1,472	$—
__________
(a) There was a transfer out of Level 3 to Level 2 for one investment during the three months ended June 30, 2019 as a result of an increased number of market quotes available and/or increased market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2018 to June 30, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of March 31, 2018	$840,282	$150,900	$13,797	$62,978	$1,067,957	$10,652
New investments	37,000	—	—	—	37,000	—
Redemptions/repayments/sales	(226,500)	(917)	(9,784)	(15,806)	(253,007)	(325)
Transfers in (a)	9,064	—	—	—	9,064	—
Net accrual of PIK interest income	206	1,868	—	—	2,074	—
Accretion of OID	775	—	—	—	775	—
Net unrealized appreciation (depreciation)	38,564	401	27,724	35,380	102,069	(377)
Net realized gains (losses)	(36,611)	—	(26,154)	(29,918)	(92,683)	—
Fair value as of June 30, 2018	$662,780	$152,252	$5,583	$52,634	$873,249	$9,950
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2018 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2018	$(246)	$401	$38	$(1,361)	$(1,168)	$(377)
__________
(a) There was a transfer from Level 2 to Level 3 for one investment during the three months ended June 30, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.
The following table provides a roll-forward in the changes in fair value from September 30, 2018 to June 30, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
New investments	214,513	2,664	—	2,514	219,691	—
Redemptions/repayments/sales	(225,549)	(16,368)	—	(31,618)	(273,535)	(812)
Transfers in (a)	3,222	—	—	—	3,222	—
Transfers out (b)	—	(33,150)	—	(12,073)	(45,223)	—
Net accrual of PIK interest income	1,702	149	—	—	1,851	—
Accretion of OID	14,601	961	—	—	15,562	—
Net unrealized appreciation (depreciation)	43,446	7,818	1,093	(2,915)	49,442	95
Net realized gains (losses)	(5,620)	—	(495)	23,555	17,440	—
Fair value as of June 30, 2019	$685,286	$120,933	$5,516	$40,597	$852,332	$9,011
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2019	$(16,905)	$7,820	$598	$10,208	$1,721	$95
__________
(a) There was a transfer into Level 3 from Level 2 for one investment during the nine months ended June 30, 2019 as a result of a decreased number of market quotes available and/or decreased market liquidity.

(b) There was one transfer from Level 3 to Level 1 during the nine months ended June 30, 2019 as a result of an initial public offering of a portfolio company. There was also one transfer out of Level 3 during the nine months ended June 30, 2019 as a result of an investment restructuring in which debt investments were exchanged for equity investments that are valued using net asset value as a practical expedient.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to June 30, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
New investments	254,313	2,663	—	2,500	259,476	—
Redemptions/repayments/sales	(594,234)	(22,735)	(12,397)	(22,048)	(651,414)	(866)
Transfers out (a)	(37,368)	—	—	—	(37,368)	—
Net accrual of PIK interest income	1,588	2,279	—	—	3,867	—
Accretion of OID	2,156	—	—	—	2,156	—
Net unrealized appreciation (depreciation)	12,494	(10,285)	25,576	30,644	58,429	(2,440)
Net realized gains (losses)	(36,611)	(1)	(24,041)	(27,626)	(88,279)	—
Fair value as of June 30, 2018	$662,780	$152,252	$5,583	$52,634	$873,249	$9,950
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2018 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2018	$(24,252)	$(10,286)	$(354)	$(6,110)	$(41,002)	$(2,440)
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the nine months ended June 30, 2018 as a result of an increased number of market quotes available and/or increased market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of June 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$346,850	Market yield technique	Market yield	(b)	6.5%	-	22.7%	12.4%
	52,057	Enterprise value technique	EBITDA multiple	(c)	2.0x	-	6.0x	5.3x
	11,510	Enterprise value technique	Asset multiple	(c)	0.9x		1.1x	1.0x
	804	Transactions precedent	Transaction price	(d)	N/A	-	N/A	N/A
	274,065	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	17,268	Market yield technique	Market yield	(b)	14.0%	-	14.2%	14.1%
	7,415	Enterprise value technique	EBITDA multiple	(c)	5.9x	-	8.8x	6.1x
SLF JV I debt investments	96,250	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	2,973	Enterprise value technique	Revenue multiple	(c)	0.8x	-	10.9x	4.6x
	39,393	Enterprise value technique	EBITDA multiple	(c)	2.0x	-	17.0x	7.7x
	3,747	Enterprise value technique	Asset multiple	(c)	0.9x	-	1.1x	1.0x
Total	$852,332
Secured borrowings	9,011	Enterprise value technique	EBITDA multiple	(c)	5.4x	-	5.6x	5.5x
Total	$9,011
__________

(a)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(b)	Used when market participants would take into account market yield when pricing the investment.

(c)	Used when market participants would use such multiples when pricing the investment or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2019 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$369,825	$369,825	$—	$—	$369,825
Unsecured notes payable (net of unamortized financing costs)	158,442	164,111	—	164,111	—
Total	$528,267	$533,936	$—	$164,111	$369,825
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

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,204,132	78.57%	$1,200,242	74.69%
Subordinated debt	121,946	7.96%	190,430	11.85%
Debt investments in SLF JV I	96,250	6.28%	129,333	8.05%
Common equity & warrants	55,906	3.65%	63,848	3.97%
LLC equity interests of SLF JV I	49,322	3.22%	16,172	1.01%
Preferred equity	4,941	0.32%	6,908	0.43%
Total	$1,532,497	100.00%	$1,606,933	100.00%

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,160,159	79.73%	124.75%	$1,124,408	75.40%	131.05%
Subordinated debt	102,260	7.03%	11.00%	163,550	10.97%	19.06%
Debt investments in SLF JV I	96,250	6.61%	10.35%	129,333	8.67%	15.07%
Common equity & warrants	59,754	4.11%	6.42%	68,951	4.63%	8.04%
LLC equity interests of SLF JV I	31,092	2.14%	3.34%	41	—	—
Preferred equity	5,516	0.38%	0.59%	4,918	0.33%	0.57%
Total	$1,455,031	100.00%	156.45%	$1,491,201	100.00%	173.79%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Northeast	$504,877	32.93%	$539,568	33.58%
West	351,390	22.93%	247,831	15.42%
Midwest	277,211	18.09%	278,632	17.34%
Southeast	142,626	9.31%	172,461	10.73%
International	138,802	9.06%	155,657	9.69%
Southwest	68,588	4.48%	200,904	12.50%
Northwest	35,172	2.30%	11,880	0.74%
South	13,831	0.90%	—	—
Total	$1,532,497	100.00%	$1,606,933	100.00%

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$461,007	31.68%	49.57%	$495,942	33.26%	57.80%
West	325,172	22.35%	34.96%	230,117	15.43%	26.82%
Midwest	253,046	17.39%	27.21%	229,222	15.37%	26.71%
International	145,918	10.03%	15.69%	158,048	10.60%	18.42%
Southeast	137,607	9.46%	14.80%	177,024	11.87%	20.63%
Southwest	84,120	5.78%	9.04%	188,608	12.65%	21.98%
Northwest	34,926	2.40%	3.76%	12,240	0.82%	1.43%
South	13,235	0.91%	1.42%	—	—	—
Total	$1,455,031	100.00%	156.45%	$1,491,201	100.00%	173.79%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2019 and September 30, 2018 was as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$146,450	9.56%	$157,883	9.85%
Application software	121,558	7.93	85,875	5.34
Healthcare services	113,382	7.40	119,468	7.43
Data processing & outsourced services	75,830	4.95	87,617	5.45
Biotechnology	70,933	4.63	11,880	0.74
Property & casualty insurance	64,821	4.23	66,370	4.13
Pharmaceuticals	59,946	3.91	69,098	4.30
Healthcare technology	51,105	3.33	51,283	3.19
Specialized finance	50,260	3.28	48,571	3.02
Auto parts & equipment	42,639	2.78	42,633	2.65
Specialty stores	42,535	2.78	43,887	2.73
Advertising	42,405	2.77	42,405	2.64
Real estate services	39,409	2.57	—	—
Internet services & infrastructure	37,966	2.48	5,454	0.34
Research & consulting services	34,723	2.27	34,595	2.15
Integrated telecommunication services	33,745	2.20	33,768	2.10
Aerospace & defense	33,715	2.20	45,918	2.86
Specialty chemicals	31,784	2.07	31,773	1.98
Systems software	31,774	2.07	15,898	0.99
Oil & gas refining & marketing	31,744	2.07	22,493	1.40
Managed healthcare	27,687	1.81	27,812	1.73
Industrial machinery	23,795	1.55	30,127	1.87
Construction & engineering	23,414	1.53	30,437	1.89
Healthcare distributors	22,584	1.47	19,683	1.22
Interactive media & services	21,791	1.42	—	—
Electrical components & equipment	21,279	1.39	38,831	2.42
IT consulting & other services	19,935	1.30	750	0.05
Movies & entertainment	19,084	1.25	19,504	1.21
General merchandise stores	18,837	1.23	22,959	1.43
Diversified support services	18,806	1.23	19,266	1.20
Personal products	18,612	1.21	19,327	1.20
Apparel, accessories & luxury goods	18,428	1.20	18,308	1.14
Education services	16,418	1.07	13,748	0.86
Food retail	14,439	0.94	22,052	1.37
Oil & gas equipment & services	12,886	0.84	56,753	3.53
Oil & gas storage & transportation	11,614	0.76	—	—
Security & alarm services	10,982	0.72	11,071	0.69
Airlines	10,849	0.71	32,602	2.03
Trading companies & distributors	10,391	0.68	6,981	0.43
Household appliances	7,854	0.51	7,905	0.49
Commercial printing	6,284	0.41	5,856	0.36
Environmental & facilities services	5,936	0.39	5,923	0.37
Specialized REITs	4,927	0.32	—	—
Restaurants	3,105	0.20	3,129	0.19
Thrifts & mortgage finance	2,425	0.16	5,344	0.33
Leisure facilities	1,887	0.12	5,401	0.34
Human resource & employment services	830	0.05	1,581	0.10
Department stores	581	0.04	573	0.04
Other diversified financial services	113	0.01	113	0.01
Healthcare equipment	—	—	47,901	2.98
Oil & gas exploration & production	—	—	34,727	2.16
Technology distributors	—	—	34,375	2.14
Consumer electronics	—	—	22,128	1.38
Investment banking & brokerage	—	—	12,539	0.78
Coal & consumable fuels	—	—	7,329	0.46
Commodity chemicals	—	—	2,972	0.18
Hypermarkets & super centers	—	—	2,057	0.13
Total	$1,532,497	100.00%	$1,606,933	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Multi-sector holdings (1)	$129,449	8.90%	13.94%	$143,037	9.57%	16.66%
Application software	118,105	8.12	12.72	96,457	6.47	11.24
Healthcare services	76,757	5.28	8.25	67,039	4.50	7.81
Biotechnology	76,032	5.23	8.18	11,963	0.80	1.39
Property & casualty insurance	65,016	4.47	6.99	67,409	4.52	7.86
Data processing & outsourced services	62,444	4.29	6.71	74,266	4.98	8.66
Pharmaceuticals	61,564	4.23	6.62	71,946	4.82	8.39
Healthcare technology	51,759	3.56	5.57	52,160	3.50	6.08
Specialized finance	49,230	3.38	5.29	48,248	3.24	5.62
Specialty stores	42,399	2.91	4.56	44,001	2.95	5.13
Auto parts & equipment	41,512	2.85	4.46	43,146	2.89	5.03
Real estate services	39,600	2.72	4.26	—	—	—
Internet services & infrastructure	37,970	2.61	4.08	5,580	0.37	0.65
Research & consulting services	37,269	2.56	4.01	36,359	2.44	4.24
Advertising	37,078	2.55	3.99	32,687	2.19	3.81
Aerospace & defense	33,874	2.33	3.64	46,338	3.11	5.40
Oil & gas refining & marketing	32,121	2.21	3.45	22,684	1.52	2.64
Systems software	31,327	2.15	3.37	16,175	1.08	1.89
Integrated telecommunication services	28,483	1.96	3.06	28,358	1.90	3.30
Managed healthcare	27,822	1.91	2.99	28,012	1.88	3.26
Construction & engineering	24,304	1.67	2.61	31,930	2.14	3.72
Specialty chemicals	24,219	1.66	2.60	30,704	2.06	3.58
Industrial machinery	23,866	1.64	2.57	29,323	1.97	3.42
Healthcare distributors	22,499	1.55	2.42	19,395	1.30	2.26
Interactive media & services	22,444	1.54	2.41	—	—	—
Electrical components & equipment	21,291	1.46	2.29	40,238	2.70	4.69
IT consulting & other services	19,467	1.34	2.09	497	0.03	0.06
Movies & entertainment	19,445	1.34	2.09	19,475	1.31	2.27
Diversified support services	18,822	1.29	2.02	18,295	1.23	2.13
Personal products	18,750	1.29	2.02	19,500	1.31	2.27
General merchandise stores	17,735	1.22	1.91	23,058	1.55	2.69
Leisure products	15,564	1.07	1.67	12,073	0.81	1.41
Airlines	15,257	1.05	1.64	32,510	2.18	3.79
Food retail	14,830	1.02	1.59	22,050	1.48	2.57
Oil & gas equipment & services	14,307	0.98	1.54	59,822	4.01	6.97
Apparel, accessories & luxury goods	13,126	0.90	1.41	13,624	0.91	1.59
Oil & gas storage & transportation	12,040	0.83	1.29	—	—	—
Security & alarm services	10,923	0.75	1.17	10,865	0.73	1.27
Trading companies & distributors	10,332	0.71	1.11	7,009	0.47	0.82
Household appliances	7,481	0.51	0.80	7,943	0.53	0.93
Commercial printing	6,225	0.43	0.67	5,922	0.40	0.69
Environmental & facilities services	6,158	0.42	0.66	6,189	0.42	0.72
Specialized REITs	4,873	0.33	0.52	—	—	—
Leisure facilities	4,599	0.32	0.49	8,154	0.55	0.95
Restaurants	3,068	0.21	0.33	3,076	0.21	0.36
Thrifts & mortgage finance	1,486	0.10	0.16	4,759	0.32	0.55
Human resource & employment services	822	0.06	0.09	1,593	0.11	0.19
Education services	755	0.05	0.08	(2,125)	(0.14)	(0.25)
Department stores	532	0.04	0.06	581	0.04	0.07
Oil & gas exploration & production	—	—	—	35,562	2.38	4.14
Technology distributors	—	—	—	34,597	2.32	4.03
Consumer electronics	—	—	—	23,438	1.57	2.73
Investment banking & brokerage	—	—	—	12,759	0.86	1.49
Healthcare equipment	—	—	—	9,812	0.66	1.14
Coal & consumable fuels	—	—	—	7,525	0.50	0.88
Commodity chemicals	—	—	—	3,101	0.21	0.36
Hypermarkets & super centers	—	—	—	2,082	0.14	0.24
Total	$1,455,031	100.00%	156.45%	$1,491,201	100.00%	173.79%
___________________

(1)	This industry includes the Company's investment in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2019 and September 30, 2018, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. On December 28, 2018, the Company and Kemper directed the redemption of their holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of the Company and Kemper, based upon their respective holdings of mezzanine notes. Upon such distribution, the Company and Kemper each then directed that a portion of their respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I (the "SLF JV 1 Subordinated Notes") and the mezzanine notes issued by SLF Repack Issuer 2016, LLC (the "SLF Repack Notes") collectively are referred to as the SLF JV I Notes. Prior to the redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2019, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes and as of September 30, 2018, the Company and Kemper owned in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interest in SLF JV I and the outstanding SLF Repack Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $250.0 million of borrowings as of June 30, 2019 and up to $200.0 million of borrowings as of September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2019, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of June 30, 2019, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $187.1 million and $153.0 million of borrowings were outstanding as of June 30, 2019 and September 30, 2018, respectively.
As of June 30, 2019 and September 30, 2018, SLF JV I had total assets of $348.7 million and $314.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 51 and 40 portfolio companies as of June 30, 2019 and September 30, 2018, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of June 30, 2019, the Company's investment in SLF JV I consisted of LLC equity interests of $31.1 million, at fair value, and SLF JV I Subordinated Notes of $96.3 million, at fair value. As of September 30, 2018, the Company's investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively.
As of each of June 30, 2019 and September 30, 2018, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of June 30, 2019 and September 30, 2018, the Company and Kemper had the option to fund additional SLF JV I Subordinated Notes, subject to additional equity funding to SLF JV I. As of each of June 30, 2019 and September 30, 2018, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Senior secured loans (1)	$331,501	$297,053
Weighted average interest rate on senior secured loans (2)	6.90%	7.20%
Number of borrowers in SLF JV I	51	40
Largest exposure to a single borrower (1)	$10,862	$17,512
Total of five largest loan exposures to borrowers (1)	$50,612	$66,507
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of June 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.19%	Diversified support services	$9,324	$9,278	$9,292
AdVenture Interactive, Corp.	927 shares of common stock		Advertising	—	1,390	1,277	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.83%	Electrical components & equipment	6,172	6,011	6,015	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	7.16%	IT consulting & other services	9,925	9,900	9,933
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.83%	Oil & gas storage & transportation	9,925	9,826	9,962
Allied Universal Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 7/28/2022	6.15%	Security & alarm services	6,858	6,894	6,855	(4)(6)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.39%	Integrated telecommunication services	7,463	7,294	7,321
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	7.15%	Pharmaceuticals	7,758	7,758	7,157	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.67%	Application software	4,615	4,530	4,528	(4)(6)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application software		(7)	(7)	(4)(6)
Total Apptio, Inc.					4,523	4,521
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.40%	Data processing & outsourced services	9,900	9,879	9,841
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.58%	Systems software	7,628	7,536	7,237	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.38%	Oil & gas equipment & services	7,425	7,394	6,998
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.41%	Application software	4,988	4,938	5,017
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.60%	Oil & gas refining & marketing	8,000	7,920	8,018	(4)(6)
Clearent Newco, LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/20/2024	6.33%	Application software	6,842	6,762	6,676	(6)
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 3/20/2024	6.33%	Application software	1,321	1,297	1,272	(6)
	First Lien Revolver, PRIME+3.00% cash due 3/20/2023	8.50%	Application software	831	819	805	(6)
Total Clearent Newco, LLC					8,878	8,753
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 6/26/2026	6.45%	Biotechnology	6,000	5,955	5,996
DigiCert, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.40%	Internet services & infrastructure	8,271	8,164	8,253	(4)(6)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.53%	Application software	5,000	4,975	4,992
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.90%	Research & consulting services	6,000	5,974	5,970	(4)
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.40%	Casinos & gaming	4,813	4,791	4,812	(6)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	5,429	5,397	5,398	(6)
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	6.16%	Integrated telecommunication services	1,990	1,939	1,956	(6)
Gentiva Health Services, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	6.19%	Healthcare services	7,940	7,815	7,957
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.65%	Systems software	7,880	7,818	7,683	(6)
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	5.14%	Interactive media & services	7,872	7,854	7,824

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Indivior Finance S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	7.09%	Pharmaceuticals	$7,932	$7,823	$7,162	(6)
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	6.15%	Alternative carriers	10,000	9,884	9,911	(6)
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.40%	Household products	8,000	7,970	7,565	(6)
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.40%	Oil & gas equipment & services	8,379	8,237	8,254	(6)
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/15/2025	9.39%	Internet services & infrastructure	4,524	4,439	4,433	(4)(6)
	First Lien Revolver, LIBOR+7.00% cash due 2/15/2025		Internet services & infrastructure		(9)	(10)	(4)(6)
Total Mindbody, Inc.					4,430	4,423
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.33%	Personal products	4,219	4,188	4,219	(4)(6)
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.33%	Oil & gas equipment & services	1,728	1,728	1,728	(4)(6)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & gas equipment & services		—	1,268	(4)
Total New IPT, Inc.					1,728	2,996
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	6,913	6,884	6,774	(6)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.41%	Application software	6,009	5,974	5,921	(6)
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.33%	Commodity chemicals	7,900	7,892	7,910
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.40%	Interactive media & services	4,000	3,980	3,996
Refac Optical Group	First Lien Term Loan, LIBOR+10.00% cash due 9/30/2018		Specialty stores	2,121	1,940	2,121	(4)(5)(7)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.40%	Aerospace & defense	2,220	2,196	2,131	(4)(6)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	5.15%	Casinos & gaming	6,532	6,506	6,442	(6)
Sequa Corp.	First Lien Term Loan, LIBOR+5.00% cash due 11/28/2021	7.56%	Aerospace & defense	6,952	6,766	6,816	(6)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.58%	Footwear	8,441	8,423	8,040	(6)
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.83%	Healthcare services	9,875	9,796	9,869	(6)
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.90%	Diversified support services	4,938	4,863	4,805
Thruline Marketing, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.33%	Advertising	1,854	1,851	1,854	(4)(6)
	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Total Thruline Marketing, Inc.					2,939	2,512
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	5,000	5,000	5,150
TV Borrower US, LLC	First Lien Term Loan, LIBOR+4.75% cash due 2/22/2024	7.08%	Integrated telecommunication services	1,803	1,797	1,809	(6)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.41%	Application software	9,900	9,859	9,919	(4)(6)
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.40%	Specialized REITs	6,418	6,222	6,270	(4)(6)
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	5.16%	Pharmaceuticals	1,899	1,890	1,890

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.90%	Application software	$6,912	$6,871	$6,311	(4)(6)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	6.15%	Data processing & outsourced services	10,862	10,877	10,912	(6)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.34%	Aerospace & defense	6,000	5,947	5,992	(4)(6)
				$331,501	$330,983	$329,158
__________
(1) Represents the interest rate as of June 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of June 30, 2019, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.40%, the 60-day LIBOR at 2.35%, the 90-day LIBOR at 2.33%, the 180-day LIBOR at 2.20%, and the PRIME at 5.50%.
(3) Represents the current determination of fair value as of June 30, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and SLF JV I as of June 30, 2019.
(5) This investment was on cash non-accrual status as of June 30, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
(6) Loan includes interest rate floor, which is generally 1.00%.
(7) Payments on SLF JV I's investment in Refac Optical Group are currently past due.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Accudyne Industries, LLC	First Lien Term Loan, LIBOR+3.00% cash due 8/18/2024	5.24%	Industrial machinery	$9,088	$9,088	$9,134
AdVenture Interactive, Corp.	927 Common Stock Shares		Advertising		1,390	670	(4)
AI Ladder (Luxembourg) Subco S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	7.02%	Electrical components & equipment	11,300	10,970	11,367	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.88%	IT consulting & other services	10,000	9,975	10,100
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.84%	Oil & gas storage & transportation	10,000	9,900	10,041
Allied Universal Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 7/28/2022	6.14%	Security & alarm services	6,912	6,956	6,821	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.16%	Integrated telecommunication services	7,500	7,313	7,457
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.99%	Pharmaceuticals	9,822	9,822	9,918
Asset International, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/30/2024	6.89%	Research & consulting services	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.39%	Data processing & outsourced services	9,975	9,951	10,049
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.17%	Oil & gas equipment & services	7,481	7,446	7,458
Chloe Ox Parent LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.89%	Healthcare services	9,950	9,860	9,987

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Clearent Newco, LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/20/2024	6.24%	Application software	$6,894	$6,800	$6,796
	Delayed Draw Term Loan, LIBOR+4.00% cash due 3/20/2024	6.19%	Application software	337	310	309
	First Lien Revolver, PRIME+3.00% cash due 3/20/2023	8.00%	Application software	852	837	836
Total Clearent Newco, LLC				8,083	7,947	7,941
EOS Fitness Opco Holdings, LLC	First Lien Term Loan, LIBOR+8.25% cash due 12/30/2019	10.36%	Leisure facilities	17,512	17,399	17,512	(4)
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.74%	Research & consulting services	6,000	5,971	6,030	(4)
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.24%	Casinos & gaming	4,938	4,914	4,973
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.99%	Specialty chemicals	4,330	4,300	4,330
Garretson Resolution Group, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 5/22/2021		Diversified support services	5,797	5,772	1,159	(5)
Gigamon Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/27/2024	6.89%	Systems software	7,940	7,869	8,000
IBC Capital Ltd.	First Lien Term Loan, LIBOR+3.75% cash due 9/11/2023	6.09%	Metal & glass containers	8,955	8,933	9,028
InMotion Entertainment Group, LLC	First Lien Term Loan, LIBOR+7.25% cash due 10/1/2021	9.65%	Consumer electronics	8,375	8,389	8,375	(4)
	First Lien Term Loan, LIBOR+7.25% cash due 10/1/2021	9.65%	Consumer electronics	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC				16,750	16,695	16,750
Keypath Education, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.39%	Advertising	1,855	1,853	1,854	(4)
	927 shares Common Stock		Advertising		1,088	816
Total Keypath Education, Inc.				1,855	2,941	2,670
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.24%	Household products	8,000	7,965	7,975
McDermott Technology (Americas) Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.24%	Oil & gas equipment & services	9,950	9,760	10,097	(4)
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.40%	Personal products	4,388	4,348	4,388	(4)
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.39%	Oil & gas equipment & services	1,794	1,794	1,794	(4)
	Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021	7.49%	Oil & gas equipment & services	634	634	634
	21.876 Class A Common Units			—	—	1,001
Total New IPT, Inc.				2,428	2,428	3,429
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	6,965	6,933	6,974
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.25%	Application software	6,055	6,012	5,881
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.39%	Commodity chemicals	7,960	7,951	8,089
Refac Optical Group	First Lien Term Loan, LIBOR+8.00% cash due 1/9/2019	10.26%	Specialty stores	2,573	2,476	2,573	(4)(5)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 2/28/2022	7.99%	Aerospace & defense	2,267	2,235	2,301	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	5.03%	Casinos & gaming	6,582	6,552	6,579
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 11/18/2022	7.34%	Footwear	8,507	8,484	8,082
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.75%	Diversified support services	5,000	4,925	5,019

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
TravelCLICK, Inc.	Second Lien Term Loan, LIBOR+7.75% cash due 11/6/2021	9.99%	Data Processing & outsourced services	$2,871	$2,871	$2,871	(4)
TV Borrower US, LLC	First Lien Term Loan, LIBOR+4.75% cash due 2/22/2024	7.14%	Integrated telecommunication services	2,019	2,011	2,026
Uber Technologies Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.12%	Application software	9,975	9,928	10,055
Uniti Group LP	First Lien Term Loan, LIBOR+3.00% cash due 10/24/2022	5.24%	Specialized REITs	6,467	6,225	6,198
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.78%	Application software	6,965	6,915	6,801
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.99%	Data processing & outsourced services	10,945	10,961	11,013	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.15%	Aerospace & defense	6,000	5,942	6,013
				$297,053	$297,158	$294,676
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

Both the cost and fair value of the subordinated notes of SLF JV I held by the Company were $96.3 million as of June 30, 2019. Both the cost and fair value of the mezzanine notes held by the Company were $129.3 million as of September 30, 2018. The Company earned cash interest of $2.3 million and $7.4 million on its investments in the SLF JV I Notes for the three and nine months ended June 30, 2019, respectively. The Company earned interest of $2.7 million and $8.1 million on its investments in the mezzanine notes for the three and nine months ended June 30, 2018, respectively. The subordinated notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $49.3 million and $31.1 million, respectively, as of June 30, 2019, and $16.2 million and $0.0 million, respectively, as of September 30, 2018. The Company did not earn dividend income for the three and nine months ended June 30, 2019 with respect to its investment in the LLC equity interests of SLF JV I. The Company did not earn dividend income for the three months ended June 30, 2018 and the Company earned dividend income of $1.6 million for the nine months ended June 30, 2018, with respect to its LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018:

	June 30, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2019: $330,983; cost September 30, 2018: $297,158)	$329,158	$294,676
Receivables from secured financing arrangements at fair value (cost June 30, 2019 and September 30, 2018: $9,801)	7,163	7,069
Cash and cash equivalents	3,108	3,226
Restricted cash	5,525	4,808
Other assets	3,786	4,418
Total assets	$348,740	$314,197

Senior credit facility payable	$187,110	$153,010
Debt securities payable at fair value (proceeds June 30, 2019: $110,000; proceeds September 30, 2018: $147,808)	110,000	147,808
Other liabilities	16,095	13,331
Total liabilities	$313,205	$314,149
Members' equity	35,535	48
Total liabilities and members' equity	$348,740	$314,197

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Selected Statements of Operations Information:
Interest income	$5,864	$4,888	$16,853	$14,545
Other income	—	10	89	59
Total investment income	5,864	4,898	16,942	14,604
Interest expense	4,999	5,334	14,862	15,394
Other expenses	26	135	352	407
Total expenses (1)	5,025	5,469	15,214	15,801
Net unrealized appreciation (depreciation)	(370)	14,277	750	15,270
Net realized gains (losses)	111	(16,363)	(4,875)	(16,384)
Net income (loss)	$580	$(2,657)	$(2,397)	$(2,311)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the nine months ended June 30, 2019, the Company sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by the Company on these transactions. The Company did not sell any debt investments to SLF JV I during the nine months ended June 30, 2018.

Note 4. Fee Income
For the three and nine months ended June 30, 2019, the Company recorded total fee income of $1.8 million and $4.2 million, respectively, of which $0.1 million and $0.4 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2018, the Company recorded total fee income of $2.4 million and $7.4 million, respectively, of which $0.4 million and $1.2 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2019 and 2018:

(Share amounts in thousands)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$19,986	$24,252	$112,189	$13,431
Weighted average common shares outstanding — basic	140,961	140,961	140,961	140,961
Earnings (loss) per common share — basic and diluted	$0.14	$0.17	$0.80	$0.10

Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2019:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	140,961	$1,409	$1,492,739	$(636,113)	$858,035
Net investment income	—	—	—	17,317	17,317
Net unrealized appreciation (depreciation)	—	—	—	(6,975)	(6,975)
Net realized gains (losses)	—	—	—	17,962	17,962
Provision for income taxes	—	—	—	(586)	(586)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	87	1	383	—	384
Repurchases of common stock under dividend reinvestment program	(87)	(1)	(383)	—	(384)
Balance at December 31, 2018	140,961	$1,409	$1,492,739	$(621,786)	$872,362
Net investment income	—	$—	$—	$17,709	$17,709
Net unrealized appreciation (depreciation)	—	—	—	21,472	21,472
Net realized gains (losses)	—	—	—	25,213	25,213
Provision for income taxes	—	—	—	91	91
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	60	1	311	—	312
Repurchases of common stock under dividend reinvestment program	(60)	(1)	(311)	—	(312)
Balance at March 31, 2019	140,961	$1,409	$1,492,739	$(570,692)	$923,456
Net investment income	—	$—	$—	$16,608	$16,608
Net unrealized appreciation (depreciation)	—	—	—	23,395	23,395
Net realized gains (losses)	—	—	—	(19,844)	(19,844)
Provision for income taxes	—	—	—	(173)	(173)
Distributions to stockholders	—	—	—	(13,392)	(13,392)
Issuance of common stock under dividend reinvestment plan	61	1	331	—	332
Repurchases of common stock under dividend reinvestment program	(61)	(1)	(331)	—	(332)
Balance at June 30, 2019	140,961	$1,409	$1,492,739	$(564,098)	$930,050

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the changes in net assets for the three and nine months ended June 30, 2018:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2017	140,961	$1,409	$1,579,278	$(713,030)	$867,657
Net investment income	—	—	—	13,322	13,322
Net unrealized appreciation (depreciation)	—	—	—	(43,472)	(43,472)
Net realized gains (losses)	—	—	—	(291)	(291)
Distributions to stockholders	—	—	—	(17,621)	(17,621)
Issuance of common stock under dividend reinvestment plan	58	1	293	—	294
Repurchases of common stock under dividend reinvestment program	(58)	(1)	(293)	—	(294)
Balance at December 31, 2017	140,961	$1,409	$1,579,278	$(761,092)	$819,595
Net investment income	—	$—	$—	$15,263	$15,263
Net unrealized appreciation (depreciation)	—	—	—	(377)	(377)
Net realized gains (losses)	—	—	—	4,854	4,854
Redemption premium on unsecured notes payable	—	—	—	(120)	(120)
Distributions to stockholders	—	—	—	(11,981)	(11,981)
Issuance of common stock under dividend reinvestment plan	123	1	532	—	533
Repurchases of common stock under dividend reinvestment program	(123)	(1)	(532)	—	(533)
Balance at March 31, 2018	140,961	$1,409	$1,579,278	$(753,453)	$827,234
Net investment income	—	$—	$—	$14,430	$14,430
Net unrealized appreciation (depreciation)	—	—	—	99,259	99,259
Net realized gains (losses)	—	—	—	(89,437)	(89,437)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	88	1	411	—	412
Repurchases of common stock under dividend reinvestment program	(88)	(1)	(411)	—	(412)
Balance at June 30, 2018	140,961	$1,409	$1,579,278	$(742,592)	$838,095

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
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
Total for the nine months ended June 30, 2019			$0.285	$ 39.2 million	208,125	$ 1.0 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
Total for the nine months ended June 30, 2018			$0.305	$ 41.8 million	268,623	$ 1.2 million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Offering
There were no common stock offerings during the three and nine months ended June 30, 2019 and 2018.

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

On February 25, 2019, the Company amended and restated the ING Facility to increase the size of the facility from $600 million to $680 million (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility up to $1.02 billion), extend the period during which the Company may make drawings from expiring on November 30, 2020 to expiring on February 25, 2023, extend the final maturity date from November 30, 2021 to February 25, 2024, and lower the interest rate margins (a) for LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option), from 2.75% to 2.25% or from 2.25% to 2.00% and (b) for alternate base rate loans, from 1.75% to 1.25% or from 1.25% to 1.00%, each depending on the Company’s senior debt coverage ratio. Additionally, on April 1, 2019, the Company increased the size of the ING Facility from $680 million to $700 million under the “accordion” feature. During the nine months ended June 30, 2019, the Company expensed $0.2 million of unamortized deferred financing costs related to the amendment of the ING Facility.

The ING Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company pursuant to an Amended and Restated Guarantee, Pledge and Security Agreement (“ING Security Agreement”), among the Company, the other obligors party thereto, and ING Capital LLC, as collateral agent to the secured parties. Pursuant to the ING Security Agreement, the Company pledged its entire equity interest in certain immaterial subsidiaries to the collateral agent pursuant to the terms of the ING Security Agreement. As of June 30, 2019, except for assets that were held by the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Excluded Subsidiaries and certain other immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the ING Facility.

The ING Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than the greater of (1) 1.65 to 1.00 and (2) the statutory test applicable to the Company at any time, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 for the first year following the closing date and (2) 2.25:1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The ING Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of June 30, 2019, the Company was in compliance with all financial covenants under the ING Facility. In addition to the asset coverage ratio described above, borrowings under the ING Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the ING Facility is subject to the satisfaction of certain conditions.

As of June 30, 2019, the Company had $369.8 million of borrowings outstanding under the ING Facility, which had a fair value of $369.8 million. The Company's borrowings under the ING Facility bore interest at a weighted average interest rate of 4.615% for the nine months ended June 30, 2019. The Company's borrowings under the ING Facility bore interest at a weighted average interest rate of 4.053% for the period from November 30, 2017 to June 30, 2018. As of September 30, 2018, the Company had $241.0 million of borrowings outstanding under the ING Facility. For the three and nine months ended June 30, 2019, the Company recorded interest expense of $5.1 million and $12.7 million in the aggregate, related to the ING Facility. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $2.7 million and $7.9 million, in the aggregate, related to the Prior ING Facility (as defined below) and the ING Facility.
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
As of June 30, 2019 and September 30, 2018, there were no borrowings outstanding under the Sumitomo Facility. The Company's borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% for the period from October 1, 2017 through termination on November 24, 2017. For the nine months ended June 30, 2018, the Company recorded interest expense of $0.7 million, including $0.5 million of debt issuance costs that were expensed, related to the Sumitomo Facility.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

See Notes 13 through 14 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 for a description of the Company's accounting treatment of investment income.

As of June 30, 2019 and September 30, 2018, there were five and eight investments, respectively, on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,273,759	89.55%	$1,271,873	93.61%	$1,298,999	85.46%	$1,318,531	93.03%
PIK non-accrual (1)	12,661	0.89	—	—	12,661	0.83	—	—
Cash non-accrual (2)	135,908	9.56	86,796	6.39	208,345	13.71	98,760	6.97
Total	$1,422,328	100.00%	$1,358,669	100.00%	$1,520,005	100.00%	$1,417,291	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2019 and 2018.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Net increase (decrease) in net assets resulting from operations	$19,986	$24,252	$112,189	$13,431
Net unrealized appreciation (depreciation)	(23,395)	(99,259)	(37,892)	(55,410)
Book/tax difference due to loan fees	—	(335)	—	(122)
Book/tax difference due to organizational costs	(10)	(22)	(31)	(66)
Book/tax difference due to interest income on certain loans	2,219	—	3,097	—
Book/tax difference due to capital losses not recognized / (recognized)	15,111	88,599	(29,329)	84,756
Other book/tax differences	(2,741)	(1,331)	(2,451)	(6,501)
Taxable/Distributable Income (1)	$11,170	$11,904	$45,583	$36,088
 __________
(1) The Company's taxable income for the three and nine months ended June 30, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.
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
For the three months ended June 30, 2019, the Company recognized a total tax provision of $0.2 million which was primarily comprised of current tax expense as a result of realized gains on investments held by the Company's wholly-owned taxable subsidiaries.
For the nine months ended June 30, 2019, the Company recognized a total provision for income taxes of $0.7 million which was comprised of (i) current income tax expense of approximately $0.4 million, as a result of realized gains on investments held by the Company's wholly-owned taxable subsidiaries, net of return to provision adjustments, and (ii) deferred income tax expense of approximately $0.3 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended June 30, 2019, the Company recorded net realized losses of $19.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Advanced Pain Management	$(22.5)
Weatherford International	(3.3)
YETI Holdings, Inc.	2.6
Other, net	3.4
Total, net	$(19.8)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended June 30, 2018, the Company recorded net realized losses of $89.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Traffic Solutions Holdings, Inc.	$(15.8)
Ameritox Ltd.	(74.8)
Metamorph US 3, LLC	(6.7)
Lytx, Inc.	4.4
Other, net	3.5
Total, net	$(89.4)
During the nine months ended June 30, 2019, the Company recorded net realized gains of $23.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Maverick Healthcare Group, LLC	$17.5
BeyondTrust Holdings LLC	12.4
Comprehensive Pharmacy Services LLC	7.5
InMotion Entertainment Group, LLC	3.0
YETI Holdings, Inc.	5.3
Advanced Pain Management	(22.5)
Weatherford International	(3.3)
Other, net	3.4
Total, net	$23.3
During the nine months ended June 30, 2018, the Company recorded net realized losses of $84.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Traffic Solutions Holdings, Inc.	$(15.8)
Ameritox Ltd.	(74.8)
Metamorph US 3, LLC	(6.7)
Lytx, Inc.	4.4
AmBath/ReBath Holdings, Inc.	2.0
Yeti Acquisition, LLC	2.0
Access Medical Acquisition, Inc.	1.0
Other, net	3.0
Total, net	$(84.9)
Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended June 30, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $23.4 million and $99.3 million, respectively. For the three months ended June 30, 2019, this consisted of $23.8 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $2.5 million of net unrealized appreciation on debt investments, partially offset by $2.1 million of net unrealized depreciation on equity investments and $0.8 million of net unrealized depreciation of foreign currency forward contracts. For the three months ended June 30, 2018, this consisted of $97.2 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

realized losses), $0.8 million of net unrealized appreciation on debt investments, $0.9 million of net unrealized appreciation on equity investments and $0.4 million of net unrealized appreciation on secured borrowings.
During the nine months ended June 30, 2019 and 2018, the Company recorded net unrealized appreciation of $37.9 million and $55.4 million, respectively. For the nine months ended June 30, 2019, this consisted of $44.3 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $11.8 million of net unrealized appreciation on equity investments, partially offset by $17.8 million of net unrealized depreciation on debt investments and $0.4 million of net unrealized depreciation of foreign currency forward contracts. For the nine months ended June 30, 2018, this consisted of $90.3 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $2.4 million of net unrealized appreciation on secured borrowings, offset by $33.1 million of net unrealized depreciation on debt investments and $4.2 million of net unrealized depreciation on equity investments.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of June 30, 2019 and September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $10.0 million and $8.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
Investment Advisory Agreement
Effective October 17, 2017 and as of June 30, 2019, the Company is party to the Investment Advisory Agreement with Oaktree. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
On May 3, 2019, the Company entered into an amended and restated investment advisory agreement with Oaktree which provides that effective upon the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company (which was June 29, 2019), the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the U.S. Securities and Exchange Commission with respect to debentures issued by a small business investment company subsidiary.
For the three and nine months ended June 30, 2019, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $5.5 million and $16.7 million, respectively, which was payable to Oaktree. For the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $5.9 million and $15.7 million, respectively, which was payable to Oaktree.

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

For the three and nine months ended June 30, 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.8 million and $11.3 million (prior to waivers), respectively. For the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $2.7 million and $6.8 million (prior to waivers), respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee. As of June 30, 2019, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

fiscal year ending September 30, 2018 will be excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2019, the Company recorded a $0.6 million and $10.6 million capital gains incentive fee accrual (prior to waivers), respectively. For the three and nine months ended June 30, 2018, the Company did not accrue any capital gains incentive fees.

To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company pursuant to which Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any actual fee waiver will be reimbursed as soon as practicable after the end of the two-year period. For the three months ended June 30, 2019, the Company reversed $0.7 million of waivers previously accrued related to incentive fees, which included a $0.6 million reversal of waiver previously accrued related to the incentive fee on income and a $0.1 million reversal of waiver previously accrued related to the capital gains incentive fees. For the nine months ended June 30, 2019, the Company accrued $8.7 million potentially subject to waiver, which included $9.9 million of waivers related to the capital gains incentive fee, offset by a $1.2 million reversal of waiver previously accrued related to the incentive fee on income. The accrued waiver associated with the capital gains incentive is based on a theoretical "liquidation basis" and may differ materially from the amounts that are actually waived, if any, pursuant to the contractual fee waiver at the end of the two-year period. For the three and nine months ended June 30, 2018, the Company did not accrue any amounts potentially subject to waiver. As of June 30, 2019, the Company accrued $9.9 million of cumulative potential waiver, which was included in base management fee and incentive fee payable.
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
The second part of the incentive fee was determined and payable in arrears as of the end of each fiscal year (or upon termination of the Former Investment Advisory Agreement, as of the termination date) and equaled 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.
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
For the three months ended June 30, 2019, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the nine months ended June 30, 2019, the Company accrued administrative expenses of $1.8 million, including $0.2 million of general and administrative expenses. For the three months ended June 30, 2018, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the nine months ended June 30, 2018, the Company accrued administrative expenses of $1.7 million, including $0.3 million of general and administrative expenses. Of the accrued administrative expenses of $1.7 million for the nine months ended June 30, 2018, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.5 million was due to Oaktree Administrator.
As of June 30, 2019 and September 30, 2018, $3.4 million and $3.3 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018 (1)
Net asset value per share at beginning of period	$6.55	$5.87	$6.09	$6.16
Net investment income (2)	0.12	0.10	0.37	0.31
Net unrealized appreciation (depreciation) (2)	0.17	0.71	0.27	0.39
Net realized gains (losses) (2)	(0.14)	(0.63)	0.16	(0.60)
Distributions to stockholders (2)	(0.10)	(0.10)	(0.29)	(0.31)
Net asset value per share at end of period	$6.60	$5.95	$6.60	$5.95
Per share market value at beginning of period	$5.18	$4.21	$4.96	$5.47
Per share market value at end of period	$5.42	$4.78	$5.42	$4.78
Total return (3)	6.46%	15.82%	15.65%	(6.84)%
Common shares outstanding at beginning of period	140,961	140,961	140,961	140,961
Common shares outstanding at end of period	140,961	140,961	140,961	140,961
Net assets at beginning of period	$923,456	$827,234	$858,035	$867,657
Net assets at end of period	$930,050	$838,095	$930,050	$838,095
Average net assets (4)	$931,204	$837,286	$900,739	$837,878
Ratio of net investment income to average net assets	7.15%	6.91%	7.66%	6.86%
Ratio of total expenses to average net assets	8.37%	9.08%	10.45%	9.43%
Ratio of net expenses to average net assets	8.64%	8.34%	9.14%	9.17%
Ratio of portfolio turnover to average investments at fair value	4.92%	19.26%	23.78%	51.32%
Weighted average outstanding debt (5)	$560,733	$546,297	$595,264	$590,921
Average debt per share (2)	$3.98	$3.88	$4.22	$4.19
Asset coverage ratio at end of period (6)	270.44%	237.18%	270.44%	237.18%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of debt outstanding for the period.
(6)	Based on outstanding senior securities of $542.6 million and $610.9 million as of June 30, 2019 and 2018, respectively.

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
For the nine months ended June 30, 2019, the Company recorded interest expense of $5.1 million related to the 2019 Notes. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $3.0 million and $9.5 million, respectively, related to the 2019 Notes.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2019, there were no 2019 Notes outstanding. As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2019 and 2018, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2019, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $76.9 million, respectively. As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2019 and 2018, the Company did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2019, the Company recorded interest expense of $1.4 million and $4.1 million related to the 2028 Notes. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes.
As of June 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.3 million, respectively. As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively.
Note 14. Secured Borrowings
See Note 2 for a description of the Company's accounting treatment of secured borrowings.
As of June 30, 2019, there were $11.5 million of secured borrowings outstanding. As of June 30, 2019, secured borrowings at fair value totaled $9.0 million and the fair value of the investment that is associated with these secured borrowings was $33.9 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the nine months ended June 30, 2019, there were $0.8 million of net repayments on secured borrowings. During the nine months ended June 30, 2018, there were $0.9 million of net repayments on secured borrowings.
For the three and nine months ended June 30, 2019, the Company recorded interest expense of $0.0 million and $0.1 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $0.1 million and $0.6 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2019, the Company recorded unrealized depreciation on secured borrowings of $0.0 million and $0.1 million, respectively. For the three and nine months ended June 30, 2018, the Company recorded unrealized appreciation on secured borrowings of $0.4 million and $2.4 million, respectively.
Note 15. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of June 30, 2019, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$22,763	£17,910	7/10/2019	$—	$43	Derivative liability
Foreign currency forward contract	$19,640	€17,354	7/24/2019	$—	$163	Derivative liability
				$—	$206

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$23,113	£17,579	10/26/2018	$162	$—	Derivative asset

Note 16. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of June 30, 2019, the Company's only off-balance sheet arrangements consisted of $79.5 million of unfunded commitments, which was comprised of $74.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2018, the Company's only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC equity interests and limited partnership interests) as of June 30, 2019 and September 30, 2018 is shown in the table below:

	June 30, 2019	September 30, 2018
Assembled Brands Capital LLC	$37,546	$—
P2 Upstream Acquisition Co.	9,000	10,000
Sorrento Therapeutics, Inc.	7,500	—
TerSera Therapeutics, LLC	4,200	3,281
Pingora MSR Opportunity Fund I-A, LP	3,500	4,656
Mindbody, Inc.	3,048	—
Thruline Marketing, Inc.	3,000	3,000
New IPT, Inc.	2,229	2,229
Thing5, LLC (1)	1,726	1,298
4 Over International, LLC	1,721	2,232
Apptio, Inc.	1,538	—
Senior Loan Fund JV I, LLC	1,328	1,328
GKD Index Partners, LLC	1,156	289
iCIMs, Inc.	882	882
Ministry Brands, LLC	800	700
Cenegenics, LLC (1)(2)	297	297
Access CIG LLC	—	765
Datto Inc.	—	2,356
InMotion Entertainment Group, LLC	—	7,534
PLATO Learning Inc. (1)	—	2,671
Dominion Diagnostics, LLC	—	4,180
EOS Fitness Opco Holdings, LLC	—	5,000
Total	$79,471	$52,698
 ___________
(1) This investment was on cash or PIK non-accrual status as of June 30, 2019.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of June 30, 2019.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2019, except as discussed below:
Distribution Declaration
On August 2, 2019, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable on September 30, 2019 to stockholders of record on September 13, 2019.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2019	% of Total Net Assets
Control Investments
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			$11,510	$—	$1,711	$32,510	$753	$(21,753)	$11,510	1.2%
100% equity interest			—	—	—	—	3,847	(100)	3,747	0.4%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021 (7)	7.33%		3,957	—	255	4,107	19	(169)	3,957	0.4%
Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021 (7)			—	—	45	1,453	—	(1,453)	—	—%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021 (7)	7.33%		1,009	—	64	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	2,291	612	—	2,903	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC			—	—	2,036	99,813	—	(99,813)	—	—%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10.00% cash due 2036 in SLF Repack Issuer 2016 LLC			—	—	707	29,520	67	(29,587)	—	—%
Subordinated Note, LIBOR+7.00% cash due 12/29/2028	9.49%		96,250	—	4,698	—	96,250	—	96,250	10.3%
87.5% LLC equity interest			—	—	—	41	37,734	(6,683)	31,092	3.3%
Thruline Marketing, Inc. (8)		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022 (7)	9.33%		18,146	—	1,320	18,146	—	—	18,146	2.0%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022 (7)			—	—	11	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,984	—	(1,546)	6,438	0.7%
Total Control Investments			$130,872	$—	$10,847	$196,874	$139,282	$(161,104)	$175,052	18.8%

Affiliate Investments
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	8.33%		$3,221	$—	$119	$—	$3,235	$(14)	$3,221	0.3%
764,376.60 Class A Units			—	—	—	—	764	—	764	0.1%
583,190.81 Class B Units			—	—	—	—	—	—	—	—%
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10.00%			—	—	—	2,161	—	(182)	1,979	0.2%
Total Affiliate Investments			$3,221	$—	$119	$2,161	$3,999	$(196)	$5,964	0.6%
Total Control & Affiliate Investments			$134,093	$—	$10,966	$199,035	$143,281	$(161,300)	$181,016	19.5%
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

(5)
First Star Speir Aviation Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding company to an investment company under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entity.

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
Business Overview
We are a specialty finance company that looks to provide customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, we have qualified and elected to be treated as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes.
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
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the U.S. Securities and Exchange Commission, or the SEC.
Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by over $600 million at fair value. Over time, Oaktree intends to rotate us out of the approximately $273 million of non-core investments at fair value that remain in our portfolio as of June 30, 2019.
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
As of June 30, 2019, 88.5% of our debt investment portfolio (at fair value) and 86.5% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate, or LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond

2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of the ING Facility (as defined below), which matures in 2024.

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

If the Brookfield Transaction is consummated, Oaktree’s current management will maintain actual control of the management of Oaktree for an initial period of up to seven years following the closing of the Brookfield Transaction (or less if certain other conditions are triggered). Following the conclusion of this initial period, Brookfield will have the right to assume control of Oaktree. Oaktree has informed our Board of Directors that it does not believe the consummation of the Brookfield Transaction would be deemed an ‘‘assignment’’ of the Investment Advisory Agreement under the Investment Company Act, although such a determination is inherently uncertain. In accordance with the Investment Company Act, however, the Investment Advisory Agreement automatically terminates upon its assignment. To prevent any potential disruption in Oaktree’s ability to provide services to us once an assignment is deemed to occur, whether as a result of the consummation of the Brookfield Transaction or as a result of Brookfield exercising actual control over Oaktree, we convened a special meeting of stockholders on June 28, 2019 at which our stockholders approved a new investment advisory agreement between us and Oaktree, which agreement was approved by our Board of Directors on May 3, 2019. All material terms will remain unchanged from the Investment Advisory Agreement in effect as of May 3, 2019. The consummation of the Brookfield Transaction is currently expected to occur in the third quarter of 2019 and is subject to customary closing conditions, including receipt of approval for the transaction from OCG’s stockholders (which approval has been obtained), as well as the receipt of required regulatory approvals.
Asset Coverage Requirements

At a meeting held on February 1, 2019, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act as being in the best interests of us and our stockholders. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2019, we had $542.6 million in senior securities and our asset coverage ratio was 270.4%.

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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of our investments as of June 30, 2019 and September 30, 2018 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of June 30, 2019, 89.8% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of June 30, 2019 and September 30, 2018, approximately 98.0% and 96.1%, respectively, of our total assets represented investments at fair value.

Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2019, there were five investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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

Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies and Senior Loan Fund JV I, LLC, or SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the nine months ended June 30, 2019.
During the nine months ended June 30, 2019, we originated $397.9 million of investment commitments in 22 new and eight existing portfolio companies and funded $347.6 million of investments.
During the nine months ended June 30, 2019, we received $467.3 million of proceeds from prepayments, exits, other paydowns and sales and exited 26 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2019	September 30, 2018
Cost:
Senior secured debt	78.57%	74.69%
Subordinated debt	7.96	11.85
Debt investments in SLF JV I	6.28	8.05
Common equity & warrants	3.65	3.97
LLC equity interests of SLF JV I	3.22	1.01
Preferred equity	0.32	0.43
Total	100.00%	100.00%

	June 30, 2019	September 30, 2018
Fair value:
Senior secured debt	79.73%	75.40%
Subordinated debt	7.03	10.97
Debt investments in SLF JV I	6.61	8.67
Common equity & warrants	4.11	4.63
LLC equity interests of SLF JV I	2.14	—
Preferred equity	0.38	0.33
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2019	September 30, 2018
Cost:
Multi-sector holdings (1)	9.56%	9.85%
Application software	7.93	5.34
Healthcare services	7.40	7.43
Data processing & outsourced services	4.95	5.45
Biotechnology	4.63	0.74
Property & casualty insurance	4.23	4.13
Pharmaceuticals	3.91	4.30
Healthcare technology	3.33	3.19
Specialized finance	3.28	3.02
Auto parts & equipment	2.78	2.65
Specialty stores	2.78	2.73
Advertising	2.77	2.64
Real estate services	2.57	—
Internet services & infrastructure	2.48	0.34
Research & consulting services	2.27	2.15
Integrated telecommunication services	2.20	2.10
Aerospace & defense	2.20	2.86
Specialty chemicals	2.07	1.98
Systems software	2.07	0.99
Oil & gas refining & marketing	2.07	1.40
Managed healthcare	1.81	1.73
Industrial machinery	1.55	1.87
Construction & engineering	1.53	1.89
Healthcare distributors	1.47	1.22
Interactive media & services	1.42	—
Electrical components & equipment	1.39	2.42
IT consulting & other services	1.30	0.05
Movies & entertainment	1.25	1.21
General merchandise stores	1.23	1.43
Diversified support services	1.23	1.20
Personal products	1.21	1.20
Apparel, accessories & luxury goods	1.20	1.14
Education services	1.07	0.86
Food retail	0.94	1.37
Oil & gas equipment & services	0.84	3.53
Oil & gas storage & transportation	0.76	—
Security & alarm services	0.72	0.69
Airlines	0.71	2.03
Trading companies & distributors	0.68	0.43
Household appliances	0.51	0.49
Commercial printing	0.41	0.36
Environmental & facilities services	0.39	0.37
Specialized REITs	0.32	—
Restaurants	0.20	0.19
Thrifts & mortgage finance	0.16	0.33
Leisure facilities	0.12	0.34
Human resource & employment services	0.05	0.10
Department stores	0.04	0.04
Other diversified financial services	0.01	0.01
Healthcare equipment	—	2.98
Oil & gas exploration & production	—	2.16
Technology distributors	—	2.14
Consumer electronics	—	1.38
Investment banking & brokerage	—	0.78
Coal & consumable fuels	—	0.46
Commodity chemicals	—	0.18
Hypermarkets & super centers	—	0.13
Total	100.00%	100.00%

	June 30, 2019	September 30, 2018
Fair value:
Multi-sector holdings (1)	8.90%	9.57%
Application software	8.12	6.47
Healthcare services	5.28	4.50
Biotechnology	5.23	0.80
Property & casualty insurance	4.47	4.52
Data processing & outsourced services	4.29	4.98
Pharmaceuticals	4.23	4.82
Healthcare technology	3.56	3.50
Specialized finance	3.38	3.24
Specialty stores	2.91	2.95
Auto parts & equipment	2.85	2.89
Real estate services	2.72	—
Internet services & infrastructure	2.61	0.37
Research & consulting services	2.56	2.44
Advertising	2.55	2.19
Aerospace & defense	2.33	3.11
Oil & gas refining & marketing	2.21	1.52
Systems software	2.15	1.08
Integrated telecommunication services	1.96	1.90
Managed healthcare	1.91	1.88
Construction & engineering	1.67	2.14
Specialty chemicals	1.66	2.06
Industrial machinery	1.64	1.97
Healthcare distributors	1.55	1.30
Interactive media & services	1.54	—
Electrical components & equipment	1.46	2.70
IT consulting & other services	1.34	0.03
Movies & entertainment	1.34	1.31
Diversified support services	1.29	1.23
Personal products	1.29	1.31
General merchandise stores	1.22	1.55
Leisure products	1.07	0.81
Airlines	1.05	2.18
Food retail	1.02	1.48
Oil & gas equipment & services	0.98	4.01
Apparel, accessories & luxury goods	0.90	0.91
Oil & gas storage & transportation	0.83	—
Security & alarm services	0.75	0.73
Trading companies & distributors	0.71	0.47
Household appliances	0.51	0.53
Commercial printing	0.43	0.40
Environmental & facilities services	0.42	0.42
Specialized REITs	0.33	—
Leisure facilities	0.32	0.55
Restaurants	0.21	0.21
Thrifts & mortgage finance	0.10	0.32
Human resource & employment services	0.06	0.11
Education services	0.05	(0.14)
Department stores	0.04	0.04
Oil & gas exploration & production	—	2.38
Technology distributors	—	2.32
Consumer electronics	—	1.57
Investment banking & brokerage	—	0.86
Healthcare equipment	—	0.66
Coal & consumable fuels	—	0.50
Commodity chemicals	—	0.21
Hypermarkets & super centers	—	0.14
Total	100.00%	100.00%
___________________

(1)	This industry includes our investment in SLF JV I.

Loans and Debt Securities on Non-Accrual Status
As of June 30, 2019 and September 30, 2018, there were five and eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,273,759	89.55%	$1,271,873	93.61%	$1,298,999	85.46%	$1,318,531	93.03%
PIK non-accrual (1)	12,661	0.89	—	—	12,661	0.83	—	—
Cash non-accrual (2)	135,908	9.56	86,796	6.39	208,345	13.71	98,760	6.97
Total	$1,422,328	100.00%	$1,358,669	100.00%	$1,520,005	100.00%	$1,417,291	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. On December 28, 2018, we and Kemper directed the redemption of our holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of us and Kemper, based upon our respective holdings of mezzanine notes. Upon such distribution, we and Kemper each then directed that a portion of our respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I, or the SLF JV 1 Subordinated Notes, and the mezzanine notes issued by SLF Repack Issuer 2016, LLC, or the SLF Repack Notes, collectively are referred to as the SLF JV I Notes. Prior to their redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2019, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes and as of September 30, 2018, we and Kemper owned in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interest in SLF JV I and the outstanding SLF Repack Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $250.0 million of borrowings as of June 30, 2019 and up to $200.0 million of borrowings as of September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2019, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of June 30, 2019, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month London Interbank Offered Rate, or LIBOR, plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $187.1 million and $153.0 million of borrowings were outstanding as of June 30, 2019 and September 30, 2018, respectively.
As of June 30, 2019 and September 30, 2018, SLF JV I had total assets of $348.7 million and $314.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 51 and 40 portfolio companies as of June 30, 2019 and September 30, 2018, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of June 30, 2019, our investment in SLF JV I consisted of LLC equity interests of $31.1 million, at fair value, and subordinated notes of $96.3 million, at fair value. As of September 30, 2018, our investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively.
As of each of June 30, 2019 and September 30, 2018, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of June 30, 2019 and September 30, 2018, we and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of June 30, 2019 and September 30, 2018, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Senior secured loans (1)	$331,501	$297,053
Weighted average interest rate on senior secured loans (2)	6.90%	7.20%
Number of borrowers in SLF JV I	51	40
Largest exposure to a single borrower (1)	$10,862	$17,512
Total of five largest loan exposures to borrowers (1)	$50,612	$66,507
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of June 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.19%	Diversified support services	$9,324	$9,278	$9,292
AdVenture Interactive, Corp.	927 shares of common stock		Advertising	—	1,390	1,277	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.83%	Electrical components & equipment	6,172	6,011	6,015	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	7.16%	IT consulting & other services	9,925	9,900	9,933
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.83%	Oil & gas storage & transportation	9,925	9,826	9,962
Allied Universal Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 7/28/2022	6.15%	Security & alarm services	6,858	6,894	6,855	(4)(6)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.39%	Integrated telecommunication services	7,463	7,294	7,321
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	7.15%	Pharmaceuticals	7,758	7,758	7,157	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.67%	Application software	4,615	4,530	4,528	(4)(6)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application software		(7)	(7)	(4)(6)
Total Apptio, Inc.					4,523	4,521
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.40%	Data processing & outsourced services	9,900	9,879	9,841
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.58%	Systems software	7,628	7,536	7,237	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.38%	Oil & gas equipment & services	7,425	7,394	6,998
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.41%	Application software	4,988	4,938	5,017
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.60%	Oil & gas refining & marketing	8,000	7,920	8,018	(4)(6)
Clearent Newco, LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/20/2024	6.33%	Application software	6,842	6,762	6,676	(6)
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 3/20/2024	6.33%	Application software	1,321	1,297	1,272	(6)
	First Lien Revolver, PRIME+3.00% cash due 3/20/2023	8.50%	Application software	831	819	805	(6)
Total Clearent Newco, LLC					8,878	8,753
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 6/26/2026	6.45%	Biotechnology	6,000	5,955	5,996
DigiCert, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.40%	Internet services & infrastructure	8,271	8,164	8,253	(4)(6)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.53%	Application software	5,000	4,975	4,992
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.90%	Research & consulting services	6,000	5,974	5,970	(4)
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.40%	Casinos & gaming	4,813	4,791	4,812	(6)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	5,429	5,397	5,398	(6)
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	6.16%	Integrated telecommunication services	1,990	1,939	1,956	(6)
Gentiva Health Services, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	6.19%	Healthcare services	7,940	7,815	7,957
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.65%	Systems software	7,880	7,818	7,683	(6)
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	5.14%	Interactive media & services	7,872	7,854	7,824

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Indivior Finance S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	7.09%	Pharmaceuticals	$7,932	$7,823	$7,162	(6)
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	6.15%	Alternative carriers	10,000	9,884	9,911	(6)
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.40%	Household products	8,000	7,970	7,565	(6)
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.40%	Oil & gas equipment & services	8,379	8,237	8,254	(6)
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/15/2025	9.39%	Internet services & infrastructure	4,524	4,439	4,433	(4)(6)
	First Lien Revolver, LIBOR+7.00% cash due 2/15/2025		Internet services & infrastructure		(9)	(10)	(4)(6)
Total Mindbody, Inc.					4,430	4,423
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.33%	Personal products	4,219	4,188	4,219	(4)(6)
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.33%	Oil & gas equipment & services	1,728	1,728	1,728	(4)(6)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & gas equipment & services		—	1,268	(4)
Total New IPT, Inc.					1,728	2,996
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	6,913	6,884	6,774	(6)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.41%	Application software	6,009	5,974	5,921	(6)
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.33%	Commodity chemicals	7,900	7,892	7,910
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.40%	Interactive media & services	4,000	3,980	3,996
Refac Optical Group	First Lien Term Loan, LIBOR+10.00% cash due 9/30/2018		Specialty stores	2,121	1,940	2,121	(4)(5)(7)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.40%	Aerospace & defense	2,220	2,196	2,131	(4)(6)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	5.15%	Casinos & gaming	6,532	6,506	6,442	(6)
Sequa Corp.	First Lien Term Loan, LIBOR+5.00% cash due 11/28/2021	7.56%	Aerospace & defense	6,952	6,766	6,816	(6)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.58%	Footwear	8,441	8,423	8,040	(6)
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.83%	Healthcare services	9,875	9,796	9,869	(6)
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.90%	Diversified support services	4,938	4,863	4,805
Thruline Marketing, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.33%	Advertising	1,854	1,851	1,854	(4)(6)
	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Total Thruline Marketing, Inc.					2,939	2,512
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	5,000	5,000	5,150
TV Borrower US, LLC	First Lien Term Loan, LIBOR+4.75% cash due 2/22/2024	7.08%	Integrated telecommunication services	1,803	1,797	1,809	(6)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.41%	Application software	9,900	9,859	9,919	(4)(6)
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.40%	Specialized REITs	6,418	6,222	6,270	(4)(6)
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	5.16%	Pharmaceuticals	1,899	1,890	1,890

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.90%	Application software	$6,912	$6,871	$6,311	(4)(6)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	6.15%	Data processing & outsourced services	10,862	10,877	10,912	(6)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.34%	Aerospace & defense	6,000	5,947	5,992	(4)(6)
				$331,501	$330,983	$329,158
__________________
(1) Represents the current interest rate as of June 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of June 30, 2019, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.40%, the 60-day LIBOR at 2.35%, the 90-day LIBOR at 2.33%, the 180-day LIBOR at 2.20%, and the PRIME at 5.50%.
(3) Represents the current determination of fair value as of June 30, 2019 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of June 30, 2019.
(5) This investment was on cash non-accrual status as of June 30, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
(6) Loan includes interest rate floor, which is generally 1.00%.
(7) Payments on SLF JV I's investment in Refac Optical Group are currently past due.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Accudyne Industries, LLC	First Lien Term Loan, LIBOR+3.00% cash due 8/18/2024	5.24%	Industrial machinery	$9,088	$9,088	$9,134
AdVenture Interactive, Corp.	927 Common Stock Shares		Advertising		1,390	670	(4)
AI Ladder (Luxembourg) Subco S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	7.02%	Electrical components & equipment	11,300	10,970	11,367	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.88%	IT consulting & other services	10,000	9,975	10,100
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.84%	Oil & gas storage & transportation	10,000	9,900	10,041
Allied Universal Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 7/28/2022	6.14%	Security & alarm services	6,912	6,956	6,821	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.16%	Integrated telecommunication services	7,500	7,313	7,457
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.99%	Pharmaceuticals	9,822	9,822	9,918
Asset International, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/30/2024	6.89%	Research & consulting services	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.39%	Data processing & outsourced services	9,975	9,951	10,049
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.17%	Oil & gas equipment & services	7,481	7,446	7,458
Chloe Ox Parent LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.89%	Healthcare services	9,950	9,860	9,987
Clearent Newco, LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/20/2024	6.24%	Application software	6,894	6,800	6,796
	Delayed Draw Term Loan, LIBOR+4.00% cash due 3/20/2024	6.19%	Application software	337	310	309
	First Lien Revolver, PRIME+3.00% cash due 3/20/2023	8.00%	Application software	852	837	836
Total Clearent Newco, LLC				8,083	7,947	7,941

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
EOS Fitness Opco Holdings, LLC	First Lien Term Loan, LIBOR+8.25% cash due 12/30/2019	10.36%	Leisure facilities	$17,512	$17,399	$17,512	(4)
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.74%	Research & consulting services	6,000	5,971	6,030	(4)
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.24%	Casinos & gaming	4,938	4,914	4,973
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.99%	Specialty chemicals	4,330	4,300	4,330
Garretson Resolution Group, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 5/22/2021		Diversified support services	5,797	5,772	1,159	(5)
Gigamon Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/27/2024	6.89%	Systems software	7,940	7,869	8,000
IBC Capital Ltd.	First Lien Term Loan, LIBOR+3.75% cash due 9/11/2023	6.09%	Metal & glass containers	8,955	8,933	9,028
InMotion Entertainment Group, LLC	First Lien Term Loan, LIBOR+7.25% cash due 10/1/2021	9.65%	Consumer electronics	8,375	8,389	8,375	(4)
	First Lien Term Loan, LIBOR+7.25% cash due 10/1/2021	9.65%	Consumer electronics	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC				16,750	16,695	16,750
Keypath Education, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.39%	Advertising	1,855	1,853	1,854	(4)
	927 shares Common Stock		Advertising		1,088	816
Total Keypath Education, Inc.				1,855	2,941	2,670
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.24%	Household products	8,000	7,965	7,975
McDermott Technology (Americas) Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.24%	Oil & gas equipment & services	9,950	9,760	10,097	(4)
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.40%	Personal products	4,388	4,348	4,388	(4)
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.39%	Oil & gas equipment & services	1,794	1,794	1,794	(4)
	Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021	7.49%	Oil & gas equipment & services	634	634	634
	21.876 Class A Common Units		Oil & gas equipment & services	—	—	1,001
Total New IPT, Inc.				2,428	2,428	3,429
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	6,965	6,933	6,974
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.25%	Application software	6,055	6,012	5,881
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.39%	Commodity chemicals	7,960	7,951	8,089
Refac Optical Group	First Lien Term Loan, LIBOR+8.00% cash due 1/9/2019	10.26%	Specialty stores	2,573	2,476	2,573	(4)(5)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 2/28/2022	7.99%	Aerospace & defense	2,267	2,235	2,301	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	5.03%	Casinos & gaming	6,582	6,552	6,579
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 11/18/2022	7.34%	Footwear	8,507	8,484	8,082
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.75%	Diversified support services	5,000	4,925	5,019
TravelCLICK, Inc.	Second Lien Term Loan, LIBOR+7.75% cash due 11/6/2021	9.99%	Data Processing & outsourced services	2,871	2,871	2,871	(4)
TV Borrower US, LLC	First Lien Term Loan, LIBOR+4.75% cash due 2/22/2024	7.14%	Integrated telecommunication services	2,019	2,011	2,026
Uber Technologies Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.12%	Application software	9,975	9,928	10,055
Uniti Group LP	First Lien Term Loan, LIBOR+3.00% cash due 10/24/2022	5.24%	Specialized REITs	6,467	6,225	6,198

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.78%	Application software	$6,965	$6,915	$6,801
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.99%	Data processing & outsourced services	10,945	10,961	11,013	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.15%	Aerospace & defense	6,000	5,942	6,013
				$297,053	$297,158	$294,676
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

Both the cost and fair value of the subordinated notes of SLF JV I held by us were $96.3 million as of June 30, 2019. Both the cost and fair value of the mezzanine notes held by us were $129.3 million as of September 30, 2018. We earned cash interest of $2.3 million and $7.4 million on our investments in the SLF JV I Notes for the three and nine months ended June 30, 2019, respectively. We earned interest of $2.7 million and $8.1 million on our investments in the mezzanine notes for the three and nine months ended June 30, 2018, respectively. The subordinated notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $31.1 million, respectively, as of June 30, 2019, and $16.2 million and $0.0 million, respectively, as of September 30, 2018. We did not earn dividend income for the three and nine months ended June 30, 2019 with respect to our investment in the LLC equity interests of SLF JV I. We did not earn dividend income for the three months ended June 30, 2018 and we earned dividend income of $1.6 million for the nine months ended June 30, 2018 with respect to our LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018:

	June 30, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2019: $330,983; cost September 30, 2018: $297,158)	$329,158	$294,676
Receivables from secured financing arrangements at fair value (cost June 30, 2019 and September 30, 2018: $9,801)	7,163	7,069
Cash and cash equivalents	3,108	3,226
Restricted cash	5,525	4,808
Other assets	3,786	4,418
Total assets	$348,740	$314,197

Senior credit facility payable	$187,110	$153,010
Debt securities payable at fair value (proceeds June 30, 2019: $110,000; proceeds September 30, 2018: $147,808)	110,000	147,808
Other liabilities	16,095	13,331
Total liabilities	313,205	314,149
Members' equity	35,535	48
Total liabilities and members' equity	$348,740	$314,197

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Selected Statements of Operations Information:
Interest income	$5,864	$4,888	$16,853	$14,545
Other income	—	10	89	59
Total investment income	5,864	4,898	16,942	14,604
Interest expense	4,999	5,334	14,862	15,394
Other expenses	26	135	352	407
Total expenses (1)	5,025	5,469	15,214	15,801
Net unrealized appreciation (depreciation)	(370)	14,277	750	15,270
Net realized gains (losses)	111	(16,363)	(4,875)	(16,384)
Net income (loss)	$580	$(2,657)	$(2,397)	$(2,311)
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
During the nine months ended June 30, 2019, we sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by us on these transactions. We did not sell any debt investments to SLF JV I during the nine months ended June 30, 2018.
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
Comparison of Three and Nine Months Ended June 30, 2019 and June 30, 2018
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended June 30, 2019 and June 30, 2018 was $36.7 million and $31.8 million, respectively. For the three months ended June 30, 2019, this amount consisted of $34.1 million of interest income from portfolio investments (which included $1.2 million of PIK interest), $1.8 million of fee income and $0.7 million of dividend income. For the three months ended June 30, 2018, this amount primarily consisted of $28.1 million of interest income from portfolio investments (which included $1.5 million of PIK interest), $2.4 million of fee income and $1.3 million of dividend income. The increase of $4.8 million, or 15.1%, in our total investment income for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was due primarily to a $6.0 million increase in interest income, which was primarily attributable to $3.0 million of acceleration of interest income earned in connection with the exit of one investment, increases in LIBOR and a higher average level of investments during the quarter, partially offset by a $0.6 million decrease in fee income, which was attributable to higher structuring fees earned during the three months ended June 30, 2018, and a $0.6 million decrease in dividend income, which was primarily attributable to higher dividend earned on our investment in First Star Bermuda Aviation Limited during the three months ended June 30, 2018.
Total investment income for the nine months ended June 30, 2019 and June 30, 2018 was $113.2 million and $100.5 million, respectively. For the nine months ended June 30, 2019, this amount consisted of $107.3 million of interest income from portfolio investments (which included $4.3 million of PIK interest), $4.2 million of fee income and $1.7 million of dividend income. For the nine months ended June 30, 2018, this amount primarily consisted of $88.5 million of interest income from portfolio investments (which included $5.3 million of PIK interest), $7.4 million of fee income and $4.6 million of dividend income. The increase of $12.7 million, or 12.6%, in our total investment income for the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, was due primarily to a $18.8 million increase in interest income, which was primarily attributable to $9.9 million of OID accretion related to our first lien term loan and revolver with Dominion Diagnostics, LLC, $3.0 million of acceleration of interest income earned in connection with the exit of one investment, $1.2 million of interest income related to our investment in Maverick Healthcare Group, LLC, which was on non-accrual status during the nine months ended June 30, 2018, increases in LIBOR and a higher average level of investments during the period, partially offset by a $3.2 million decrease in fee income, which was attributable to higher structuring and prepayment fees earned during the nine months ended June 30, 2018, and a $2.9 million decrease in dividend income, which was attributable to lower dividends earned related to our investments in SLF JV I and First Star Bermuda Aviation Limited during the nine months ended June 30, 2018.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended June 30, 2019 and June 30, 2018 were $20.1 million and $17.4 million, respectively. Net expenses increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, by $2.6 million, or 15.2%, due primarily to a $3.8 million increase in incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income and higher accrued capital gains incentive fees during the quarter, partially offset by a $0.7 million decrease in interest expense, which was attributable to a lower weighted average interest rate on outstanding debt, and a $0.4 million decrease in management fees, which was attributable to lower total assets at quarter end.
Net expenses (expenses net of fee waivers) for the nine months ended June 30, 2019 and June 30, 2018 were $61.6 million and $57.5 million, respectively. Net expenses increased for the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, by $4.1 million, or 7.1%, due primarily to a $7.9 million increase in incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income and higher accrued capital gains incentive fees during the period, partially offset by a $2.7 million decrease in professional fees and a $0.9 million decrease in interest expense, which was primarily attributable to debt issuance costs that were expensed in connection with the repayment of the Sumitomo Facility during the prior period.
Net Investment Income
As a result of the $4.8 million increase in total investment income and the $2.6 million increase in net expenses, net investment income for the three months ended June 30, 2019 increased by $2.2 million, or 15.1%, compared to the three months ended June 30, 2018.
As a result of the $12.7 million increase in total investment income and the $4.1 million increase in net expenses, net investment income for the nine months ended June 30, 2019 increased by $8.6 million, or 20.0%, compared to the nine months ended June 30, 2018.
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
During the three months ended June 30, 2019, we recorded net realized losses of $19.8 million primarily in connection with the full exit of our investment in Advanced Pain Management. During the three months ended June 30, 2018, we recorded net realized losses of $89.4 million, primarily in connection with the exit of our investments in Traffic Solutions Holdings, Inc. and Ameritox Ltd.
During the nine months ended June 30, 2019, we recorded net realized gains of $23.3 million primarily in connection with the full or partial exits of our investments in Maverick Healthcare Group, LLC, BeyondTrust Holdings LLC, Comprehensive Pharmacy Services LLC, InMotion Entertainment Group, LLC and YETI Holdings, Inc., partially offset by net realized losses in connection with the exit of our investment in Advanced Pain Management. During the nine months ended June 30, 2018, we recorded net realized losses of $84.9 million, primarily in connection with the exit of our investments in Traffic Solutions Holdings, Inc. and Ameritox Ltd.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the three months ended June 30, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $23.4 million and $99.3 million, respectively. For the three months ended June 30, 2019, this consisted of $23.8 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $2.5 million of net unrealized appreciation on debt investments, partially offset by $2.1 million of net unrealized depreciation on equity investments and $0.8 million of net unrealized depreciation of foreign currency forward contracts. For the three months ended June 30, 2018, this consisted of $97.2 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $0.8 million of net unrealized appreciation on debt investments, $0.9 million of net unrealized appreciation on equity investments and $0.4 million of net unrealized appreciation on secured borrowings.
During the nine months ended June 30, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $37.9 million and $55.4 million, respectively. For the nine months ended June 30, 2019, this consisted of $44.3 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $11.8 million of net unrealized appreciation on equity investments, partially offset by $17.8 million of net unrealized depreciation on debt investments and $0.4 million of net unrealized depreciation of foreign currency forward contracts. For the nine months ended June 30, 2018, this consisted of $90.3 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $2.4 million of net unrealized appreciation on secured borrowings, offset by $33.1 million of net unrealized depreciation on debt investments and $4.2 million of net unrealized depreciation on equity investments.

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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. Effective as of June 29, 2019, we are subject to a 150% asset coverage requirements. However, we generally expect to target a debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding).
For the nine months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $7.9 million. During that period, we received $135.8 million of net cash from operating activities, primarily from $467.3 million of principal payments and sale proceeds received and the cash activities related to $51.6 million of net investment income, partially offset by funding $351.7 million of investments. During the same period, net cash used in financing activities was $143.9 million, primarily consisting of $128.8 million of net borrowings under the ING Facility (as defined below), $228.8 million of repayments of unsecured notes, $0.8 million of repayments of secured borrowings, $39.1 million of cash distributions paid to our stockholders and $1.0 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the nine months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $2.8 million. During that period, we received $113.4 million of net cash from operating activities, primarily from $835.0 million of principal payments and sale proceeds received, $85.7 million net increase in payables from unsettled transactions and the cash activities related to $43.0 million of net investment income, partially offset by funding $836.9 million of investments. During the same period, net cash used by financing activities was $116.2 million, primarily consisting of $45.0 million of net repayments under our credit facilities, $21.2 million of repurchases of unsecured notes, $0.9 million of repayments of secured borrowings, $41.8 million of cash distributions paid to our stockholders, $6.2 million of payments of deferred financing costs and $1.2 million of repurchases of common stock under our DRIP.
As of June 30, 2019, we had $5.6 million in cash and cash equivalents, portfolio investments (at fair value) of $1.5 billion, $13.2 million of interest, dividends and fees receivable, $369.8 million of borrowings outstanding under our ING Facility, $158.4 million of unsecured notes payable (net of unamortized financing costs), $9.0 million of secured borrowings (at fair value) and unfunded commitments of $79.5 million.

As of September 30, 2018, we had $13.5 million in cash and cash equivalents (including $0.1 million of restricted cash), portfolio investments (at fair value) of $1.5 billion, $10.3 million of interest, dividends and fees receivable, $10.5 million of net payables from unsettled transactions, $241.0 million of borrowings outstanding under our credit facility, $386.5 million of unsecured notes payable (net of unamortized financing costs), $9.7 million of secured borrowings (at fair value) and unfunded commitments of $52.7 million.
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
November 19, 2018	December 17, 2018	December 28, 2018	0.095	13.0 million	87,429	0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
 ______________

(1)	Shares were purchased on the open market and distributed.
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
On February 25, 2019, we amended and restated the ING Facility to increase the size of facility from $600 million to $680 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility up to $1.02 billion), extend the period during which we may make drawings from expiring on November 30, 2020 to expiring on February 25, 2023, extend the final maturity date from November 30, 2021 to February 25, 2024, and lower the interest rate margins (a) for LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option), from 2.75% to 2.25% or from 2.25% to 2.00% and (b) for alternate base rate loans, from 1.75% to 1.25% or from 1.25% to 1.00%, each depending on our senior debt coverage ratio. Additionally, on April 1, 2019, we increased the size of the ING Facility from $680 million to $700 million under the “accordion” feature.
Each loan or letter of credit originated or assumed under the ING Facility is subject to the satisfaction of certain conditions. Borrowings under the ING Facility are subject to the facility’s various covenants and the leverage restrictions contained in the Investment Company Act. We cannot be assured that we will be able to borrow funds under the ING Facility at any particular time or at all.
The following table describes significant financial covenants, as of June 30, 2019, with which we must comply under the ING Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2019 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$923 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.65:1 and the statutory test applicable to us	2.00:1	2.54:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	2.91:1
Minimum net worth	Net worth shall not be less than $600 million	$600 million	$915 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the three months ended March 31, 2019. We were in compliance with all financial covenants under the ING Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

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
As of June 30, 2019, we had $369.8 million of borrowings outstanding under the ING Facility, which had a fair value of $369.8 million. Our borrowings under the ING Facility bore interest at a weighted average interest rate of 4.615% for the nine months ended June 30, 2019. Our borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 4.053% for the period from November 30, 2017 to June 30, 2018. As of September 30, 2018, we had $241.0 million of borrowings outstanding under the ING Facility.
For the three and nine months ended June 30, 2019, we recorded interest expense of $5.1 million and $12.7 million, in the aggregate, related to the ING Facility. For the three and nine months ended June 30, 2018, we recorded interest expense of $2.7 million and $7.9 million, in the aggregate, related to the Prior ING Facility and the ING Facility.
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
As of June 30, 2019 and September 30, 2018, there were no borrowings outstanding under the Sumitomo Facility. Our borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% for the period from October 1, 2017 through termination on November 24, 2017. For the nine months ended June 30, 2018, we recorded interest expense of $0.7 million, including $0.5 million of debt issuance costs that were expensed, related to the Sumitomo Facility.
2019 Notes
For the nine months ended June 30, 2019 and 2018, we recorded interest expense of $5.1 million related to our 4.875% unsecured notes due 2019, or the 2019 Notes. During the three months ended March 31, 2019, we fully repaid the 2019 Notes. During the three and nine months ended June 30, 2018, we repurchased and subsequently canceled $21.2 million of the 2019 Notes. We recognized a loss of $0.1 million in connection with such transaction.
As of June 30, 2019, there were no 2019 Notes outstanding. As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively.
2024 Notes
For the three and nine months ended June 30, 2019, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to our 5.875% unsecured notes due 2024, or the 2024 Notes. For the three and nine months ended June 30, 2018, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. During the nine months ended June 30, 2019 and 2018, we did not repurchase any of the 2024 Notes in the open market.
As of June 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $76.9 million, respectively. As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively. As of June 30, 2019, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For the three and nine months ended June 30, 2019, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to our 6.125% unsecured notes due 2028, or the 2028 Notes. For the three and nine months ended June 30, 2018, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes. During the nine months ended June 30, 2019 and 2018, we did not repurchase any of the 2028 Notes in the open market.

As of June 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.3 million, respectively. As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively. As of June 30, 2019, the 2028 Notes were listed on the Nasdaq Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
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
As of June 30, 2019, there were $11.5 million of secured borrowings outstanding. As of June 30, 2019, secured borrowings at fair value totaled $9.0 million and the fair value of the loan that is associated with these secured borrowings was $33.9 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the nine months ended June 30, 2019, there were $0.8 million of net repayments on secured borrowings. During the nine months ended June 30, 2018, there were $0.9 million of net repayments on secured borrowings.
For the three and nine months ended June 30, 2019, we recorded interest expense of $0.0 million and $0.1 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2018, we recorded interest expense of $0.1 million and $0.6 million, respectively, related to the secured borrowings.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2019, our only off-balance sheet arrangements consisted of $79.5 million of unfunded commitments, which was comprised of $74.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2018, our only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of June 30, 2019 and September 30, 2018 is shown in the table below:

	June 30, 2019	September 30, 2018
Assembled Brands Capital LLC	$37,546	$—
P2 Upstream Acquisition Co.	9,000	10,000
Sorrento Therapeutics, Inc.	7,500	—
TerSera Therapeutics, LLC	4,200	3,281
Pingora MSR Opportunity Fund I-A, LP	3,500	4,656
Mindbody, Inc.	3,048	—
Thruline Marketing, Inc.	3,000	3,000
New IPT, Inc.	2,229	2,229
Thing5, LLC (1)	1,726	1,298
4 Over International, LLC	1,721	2,232
Apptio, Inc.	1,538	—
Senior Loan Fund JV I, LLC	1,328	1,328
GKD Index Partners, LLC	1,156	289
iCIMs, Inc.	882	882
Ministry Brands, LLC	800	700
Cenegenics, LLC (1)(2)	297	297
Access CIG LLC	—	765
Datto Inc.	—	2,356
InMotion Entertainment Group, LLC	—	7,534
PLATO Learning Inc. (1)	—	2,671
Dominion Diagnostics, LLC	—	4,180
EOS Fitness Opco Holdings, LLC	—	5,000
Total	$79,471	$52,698
 ___________
(1) This investment was on cash or PIK non-accrual status as of June 30, 2019.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of June 30, 2019.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the ING Facility, the 2019 Notes, the 2024 Notes, the 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2018	Debt Outstanding as of June 30, 2019	Weighted average debt outstanding for the nine months ended June 30, 2019	Maximum debt outstanding for the nine months ended June 30, 2019
ING Facility	$241,000	$369,825	$295,592	$439,825
2019 Notes	228,825	—	126,566	228,825
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	12,314	11,502	11,856	12,314
Total debt	$643,389	$542,577	$595,264

The following table reflects our contractual obligations arising from the ING Facility, our secured borrowings, our 2024 Notes and our 2028 Notes:

	Payments due by period as of June 30, 2019
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Facility	$369,825	$—	$—	$369,825	$—
Interest due on ING Facility	76,435	16,411	32,822	27,202	—
Secured borrowings	11,502	—	11,502	—	—
Interest due on secured borrowings	1,788	1,392	396	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	23,528	4,406	8,813	8,813	1,496
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	46,706	5,283	10,566	10,566	20,291
Total	$691,034	$27,492	$64,099	$416,406	$183,037
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
Recent Developments
Distribution Declaration
On August 2, 2019, our Board of Directors declared a quarterly distribution of $0.095 per share, payable on September 30, 2019 to stockholders of record on September 13, 2019.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates.
As of June 30, 2019, 88.5% of our debt investment portfolio (at fair value) and 86.5% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2019 and September 30, 2018 was as follows:

	June 30, 2019		September 30, 2018
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$454,430	37.77%	$282,999	23.99%
1% to under 2%	748,627	62.23	896,574	76.01
Total	$1,203,057	100.00%	$1,179,573	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$34,688	$(11,095)	$23,593
200	23,106	(7,397)	15,709
100	11,523	(3,698)	7,825

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(11,319)	$3,698	$(7,621)
200 (1)	(18,087)	7,397	(10,690)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$3,146	$—	$9,108	$—
Prime rate	62,791	—	1,011	—
LIBOR
30 day	632,642	369,825	609,755	241,000
60 day	—	—	55,949	—
90 day	490,530	11,502	606,856	12,314
180 day	20,322	—	15,000	—
EURIBOR
180 day	19,929	—	—	—
UK LIBOR
30 day	22,909	—	—	—
Fixed rate	206,645	161,250	296,031	390,075
Total	$1,458,914	$542,577	$1,593,710	$643,389

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended December 31, 2018 and our Annual Report on Form 10-K for the year ended September 30, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
Amended and Restated Investment Advisory Agreement between Oaktree Specialty Lending Corporation and Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Form 10-Q (File No. 814-00755) filed on May 8, 2019).

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
Date: August 6, 2019