Form 10-K
period 2019-09-30
Oaktree Specialty Lending Corp
filed 2019-11-20
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-33901
Oaktree Specialty Lending Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	26-1219283 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.875% Unsecured Notes due 2024 6.125% Unsecured Notes due 2028	OCSL OSLE OCSLL	The Nasdaq Stock Market LLC The New York Stock Exchange The Nasdaq Stock Market LLC

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2019 was $601.5 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 140,960,651 shares of common stock outstanding as of November 18, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2019

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
As of October 17, 2017, we are externally managed by Oaktree Capital Management, L.P., which we also refer to as “Oaktree” or our “Adviser,” pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree is a subsidiary of Oaktree Capital Group, LLC, or OCG. In 2019, Brookfield Asset Management Inc., which we refer to as "Brookfield," acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator,” a subsidiary of our Adviser, provides certain administrative and other services necessary for us to operate.
We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company.
Our Adviser intends to continue to reposition our portfolio into investments that are better aligned with our Adviser's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. Our Adviser is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. We expect our portfolio to include a mix of first and second lien loans, including asset backed loans, unitranche loans, mezzanine loans, unsecured loans, bonds, preferred equity and certain equity co-investments. Our portfolio may also include certain structured finance and other non-traditional structures. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Our portfolio totaled $1.4 billion at fair value as of September 30, 2019 and was comprised of 104 portfolio companies. These included debt investments in 79 companies, equity investments in 33 companies, including our limited partnership interests in two private equity funds, and our investment in Senior Loan Fund JV I, LLC, or the SLF JV I. Nine of these equity investments were in companies in which we also had a debt investment. At fair value, 91.0% of our portfolio consisted of debt investments and 78.6% of our portfolio consisted of senior secured loans as of September 30, 2019. The weighted average annual yield of our debt investments at fair value as of September 30, 2019, including the Company's share of the return on our debt investment in SLF JV I, was approximately 8.9%, including 8.1% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. We generally expect to target a long-term debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding). As of September 30, 2019, we had a debt to equity ratio of 0.51x (i.e., one dollar of equity for each $0.51 of debt outstanding). At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity.
Our Adviser
We are externally managed and advised by Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Oaktree, subject to the overall supervision of our Board of Directors, manages our day-to-day operations, and provides investment advisory services to us pursuant to the Investment Advisory Agreement.
Our Adviser is a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of our Adviser’s senior executives and investment professionals have been investing together for over 33 years and have generated impressive investment performance through multiple market cycles. As of September 30, 2019, our Adviser (together with its affiliates) had approximately $122 billion in assets under management1. Our Adviser emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with a 120-year history and over $500 billion of assets under management (inclusive of Oaktree) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, Oaktree's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
Our Adviser’s primary firm-wide goal is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser to attract and retain an extremely talented group of investment professionals, or the Investment Professionals. As of September 30, 2019, our Adviser had over 950 professionals in 18 cities and 13 countries, including 39 portfolio managers with an average experience of 24 years and approximately 950 years of combined industry experience. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of over 20 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies.
Our Adviser and its affiliates provide discretionary investment management services to other managed accounts and investment funds, which may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. The activities of such managed accounts and investment funds may raise actual or potential conflicts of interest
______________________
1 References to “assets under management” or “AUM” represent assets managed by our Adviser and a proportionate amount of the AUM reported by DoubleLine Capital LP, or Doubleline, in which our Adviser owns a 20% minority interest. Our Adviser’s methodology for calculating AUM includes (i) the net asset value of assets managed directly by our Adviser, (ii) the leverage on which management fees are charged, (iii) undrawn capital that our Adviser is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) for collateralized loan obligation vehicles, or CLOs, the aggregate par value of collateral assets and principal cash, (v) for publicly-traded Business Development Companies, gross assets (including assets acquired with leverage), net of cash, and (vi) our Adviser’s pro rata portion of the AUM reported by DoubleLine. Our Adviser’s calculation of AUM may differ from the calculations of other asset managers and, as a result, our Adviser’s measurements of AUM may not be comparable to similar measures presented by other asset managers. Our Adviser’s definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to regulatory definitions.

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
Our Administrator
We entered into an administration agreement, as amended from time to time, or the Administration Agreement, with Oaktree Administrator, a Delaware limited liability company and a wholly owned subsidiary of Oaktree. The principal executive offices of Oaktree Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, Oaktree Administrator provides services to us, and we reimburse Oaktree Administrator for costs and expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
Business Strategy

We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s deep credit and structuring expertise. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•
Emphasis on Proprietary Deals.  Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser has invested more than $14 billion in over 250 directly originated loans, and the Oaktree platform has the capacity to invest in large deals and to solely underwrite transactions.

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

•
Disciplined Portfolio Management.  Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by diversifying portfolios across industry sectors and, with the exception of investment vehicles with a diversified portfolio, limiting positions to no more than 5% of our portfolio.

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

•
Completion of Portfolio Repositioning.  Since becoming our Adviser, Oaktree has reduced the investments it has identified as non-core by nearly $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which is approximately $200 million at fair value as of September 30, 2019. Our Adviser intends to generate a competitive return on equity and sustainable, consistent dividends through (1) opportunistically investing across the capital structure, (2) seeking to take advantage of dislocations in financing markets and other situations that may benefit from our Adviser’s restructuring expertise and (3) generating capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.

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
Identification of Investment Opportunities
The Investment Professionals employ a rigorous process to identify and evaluate potential investments. Central to the Investment Professionals’ investment process is the goal of exploiting market dislocations and inefficiencies driven by macro factors, market-level changes and company characteristics.
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

•
Covenant Protections.  We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

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
Source
Strategic Credit has dedicated sourcing professionals and also leverages its strong market presences and relationships across Oaktree’s global platform to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
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
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser intends to monitor each portfolio company and be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.

Investments
Our investment objective is to generate current income and capital appreciation. We target debt investments that will generate current income and also provide the opportunity for capital appreciation through our ownership of equity securities in certain of our portfolio companies. We seek to structure our debt investments to provide downside protection through strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends, although not all of our investments will meet each of the criteria. Our Adviser has expertise in creative, efficient structuring and institutional knowledge of bankruptcy and restructurings, enabling our Adviser to focus on risk control. Our debt investments may be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2019, 78.6% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We intend to tailor the terms of each investment by negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. Our Adviser is generally focused on middle-market companies. We expect our portfolio to include a mix of senior secured loans, including asset backed loans, unitranche loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments as well as certain structured finance and other non-traditional structures. A substantial source of return is monthly or quarterly interest that we collect on our debt investments, including payment-in-kind, or PIK, interest which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our debt investments may generally consist of the following:

•
First Lien Loans.    Our first lien loans generally have terms of three to seven years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Unitranche Loans.    Our unitranche loans generally have terms of five to seven years and provide for a variable or fixed interest rate, contain prepayment penalties and are generally secured by a first priority security interest in all existing and future assets of the borrower. Our unitranche loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit. Unitranche loans typically provide a borrower with all of its capital except for common equity, often with higher interest rates than those associated with traditional first lien loans.

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

Equity Investments
When we make a debt investment, we may also be granted equity, such as warrants to purchase common stock in a portfolio company. To a lesser extent, we may also make preferred and/or common equity investments, which are usually in conjunction with a concurrent debt investment or the result of an investment restructuring. For non-control equity investments, we generally seek to structure our non-control equity investments to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.
SLF JV I
We and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest through SLF JV I, an unconsolidated Delaware limited liability company. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2019, we and Kemper had funded an aggregate of approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2019, we and Kemper had the option to fund additional debt investments in SLF JV I, subject to additional equity funding to SLF JV I from us and Kemper. Additionally, SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, as amended, or the Deutsche Bank I Facility, which permitted up to $250.0 million of borrowings as of September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required). As of September 30, 2019, our investment in SLF JV I was approximately $126.3 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
Valuation Procedures
As a Business Development Company, we may invest in illiquid debt and equity securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” for a description of our investment valuation processes and procedures.

Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement.
Management Services
Subject to the overall supervision of our Board of Directors, Oaktree manages our day-to-day operations and provides us with investment advisory services. Under the Investment Advisory Agreement, Oaktree:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, monitors and services the investments we make;

•	determines what securities and other assets we purchase, retain or sell;

•	performs due diligence on prospective portfolio companies; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably required for the investment of our funds.
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
Base Management Fee
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. Effective May 3, 2019, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the U.S. Securities and Exchange Commission with respect to debentures issued by a small business investment company subsidiary.
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
The following is a graphical representation of the calculation of the incentive fee on income under the Investment Advisory Agreement:

Quarterly Incentive Fee on Income
Pre-incentive fee net investment income
(expressed as a percentage of net assets)

Percentage of pre-incentive fee net investment income allocated to income-related portion of incentive fee
Under the Investment Advisory Agreement, the second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee.
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

•
Year 3:    Capital Gains Fee = (17.5% multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.4 million cumulative Capital Gains Fee previously paid = $1.4 million less $1.4 million = $0.00 million

•
Year 4:    Capital Gains Fee = (17.5% multiplied by ($12 million cumulative realized capital gains)) less $1.4 million cumulative Capital Gains Fee previously paid = $2.1 million less $1.4 million = $0.7 million

•
Year 5:    Capital Gains Fee = (17.5% multiplied by ($22 million cumulative realized capital gains)) less $2.1 million cumulative Capital Gains Fee previously paid = $3.85 million less $2.1 million = $1.75 million

•
Year 6:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.85 million cumulative Capital Gains Fee previously paid = $4.55 million less $3.85 million = $0.70 million

•
Year 7:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.55 million cumulative Capital Gains Fee previously paid = $4.55 million less $4.55 million = $0.00 million

Collection and Disbursement of Fees Owed to Our Former Adviser
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to our Former Adviser at the end of each quarter. In order to ensure that our Former Adviser received any compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the Investment Advisory Agreement covered the entire quarter in which the Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which our Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay our Former Adviser the pro rata portion of the fees that were earned by, but not paid to, our Former Adviser for services rendered to us prior to October 17, 2017 of $1.1 million.
Duration and Termination
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until September 30, 2021 and thereafter from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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
Fee Waiver
For the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser (as defined below) in the aggregate under the Former Investment Advisory Agreement (as defined below).
Organization of our Adviser
Our Adviser is a Delaware limited partnership that is registered as an investment adviser under the Advisers Act. The principal address of our Adviser is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Board Approval of the Investment Advisory Agreement
Our Board of Directors met in person with Oaktree to consider the Investment Advisory Agreement on May 3, 2019. At the in-person meeting held on May 3, 2019, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. Such independent directors met separately with independent counsel in connection with their review of the Investment Advisory Agreement and the Brookfield transaction. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

•	the nature, extent and quality of services performed by Oaktree;

•	the investment performance of us and funds managed by Oaktree with a similar investment objective to us;

•	the costs of services provided and the profits realized by Oaktree and its affiliates from their relationship with us;

•	the possible economies of scale that would be realized due to our growth;

•	whether fee levels reflect such economies of scale for the benefit of investors;

•
comparisons of services rendered to and fees paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other Oaktree clients; and

•	whether consummation of the Brookfield transaction would have any effect on the above considerations.
No single factor was determinative of the decision of our Board of Directors, including all of the independent directors, to approve the Investment Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by independent counsel. Following this process, our Board of Directors, including all of the independent directors, unanimously voted to approve the Investment Advisory Agreement subject to stockholder approval. Our stockholders approved the Investment Advisory Agreement on June 28, 2019.
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
Incentive Fee
The incentive fee paid to the Former Adviser had two parts. The first part was calculated and payable quarterly in arrears at a rate of 20% based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter subject to a “hurdle rate” of 1.75% per quarter and a “catch-up” provision. Our net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1.75% base management fee.
In the event the cumulative incentive fee on income accrued from January 1, 2017 (after giving effect to any reduction(s) pursuant to this paragraph for any prior fiscal quarters but not the quarter of calculation) exceeded 20.0% of the cumulative net increase in net assets resulting from operations since January 1, 2017, then the incentive fee on income for the quarter was reduced by an amount equal to (1) 25% of the incentive fee on income calculated for such quarter (prior to giving effect to any reduction pursuant to this paragraph) less (2) any base management fees waived by the Former Adviser for such fiscal quarter. For this purpose, the “cumulative net increase in net assets resulting from operations” was an amount, if positive, equal to the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized capital appreciation and depreciation from January 1, 2017.

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
Administration Agreement
Effective October 17, 2017, we are party to the Administration Agreement with Oaktree Administrator. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to us necessary for our operations, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by our Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator may, on behalf of us, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator will make reports to our Board of Directors of its performance of obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of our business and affairs, in each case, as it shall determine to be desirable or as reasonably required by our Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
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
For providing these services, facilities and personnel, we reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the rent of our principal executive offices (which are located in a building owned by a Brookfield affiliate) at market rates and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for us. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until September 30, 2021 and thereafter from year-to-year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Former Administration Agreement
Prior to its termination by its terms on October 17, 2017, we were party to an administration agreement, or the Former Administration Agreement, with a wholly-owned subsidiary of the Former Adviser, or the Former Administrator. Pursuant to the Former Administration Agreement, our Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above under “– Administration Agreement.” For providing these services, facilities and personnel, we reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost, with no profit to, or markup by, our Former Administrator. Our allocable portion of our Former Administrator’s costs was determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which our Former Administrator provided administrative services.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to Oaktree Strategic Income Corporation, or OCSI, a publicly-traded Business Development Company, and Oaktree Strategic Income II, Inc., or OSI II, a privately offered Business Development Company. All of our executive officers serve in substantially similar capacities for OCSI and OSI II, all of our independent directors serve as independent directors of OCSI, and one of our independent directors serves as an independent director of OSI II. OCSI has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II also makes similar investments. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSI, OSI II and us as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that it advises or sub-advises, the fulfillment of which might not be in the best interests of us or our stockholders.
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
Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree is committed to treating all clients fairly and equitably over time such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
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
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a Business Development Company under the Investment Company Act;

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
Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject stockholders to additional indirect expenses. None of the policies described above is fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.
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

Managerial Assistance to Portfolio Companies
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
Temporary Investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, “temporary investments”) so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity.
Consistent with applicable legal and regulatory requirements, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as calculated as provided in the Investment Company Act, is at least 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for generally up to 60 days for temporary purposes without regard to asset coverage.
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
Code of Ethics
We have adopted a joint code of ethics with OCSI pursuant to Rule 17j-1 under the Investment Company Act and we have also approved Oaktree’s code of ethics that was adopted by it under Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at www.sec.gov and are available at the Investors: Corporate Governance portion of our website at www.oaktreespecialtylending.com.
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
Reporting Obligations
We file annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
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
Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on public companies and their insiders. For example:

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

Stock Exchange Corporate Governance Regulations
Each of the Nasdaq Stock Market LLC and the New York Stock Exchange has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance regulations as applicable to us.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose part or all of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

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
When recessionary conditions exist, the financial results of middle-market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called "Brexit") has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom was expected to leave the EU on March 29, 2019, the timing of such departure has been delayed and uncertainty remains as to the exact timing and process (and whether such departure will ultimately occur), which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of the Credit Facility (as defined below), which matures in 2024. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under the Credit Facility.
A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our Adviser to receive incentive fees.
Any general increase in interest rates would likely have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, a general increase in interest rates may make it easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement and may result in a substantial increase in the amount of the income-based incentive fee payable to our Adviser.
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

In addition, the participation of the Investment Professionals in the valuation process, and the indirect pecuniary interest of John B. Frank, an interested member of our Board of Directors, in the Adviser could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the incentive fees earned by the Adviser will be based, in part, on unrealized gains and losses.
Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Adviser. Our Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Adviser have departed in the past and current key personnel could depart at any time. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Adviser could have a material adverse effect on our ability to achieve our investment objective. Our Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.
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
Our base management fee is payable based upon our gross assets, which includes borrowings for investment purposes, which may encourage our Adviser to use leverage to make additional investments. Given the subjective nature of the investment decisions made by our Adviser on our behalf and the discretion related to incurring leverage in connection with any such investments, we will be unable to monitor this potential conflict of interest between us and our Adviser.

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
In addition, our Adviser may be entitled to receive an incentive fee based upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our Adviser.
The incentive fee we pay to our Adviser relating to capital gains may be effectively greater than 17.5%.
The Adviser may be entitled to receive an incentive fee based on our capital gains, calculated on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year. As a result of the operation of the cumulative method of calculating such capital gains portion of the incentive fee, the cumulative aggregate capital gains fee received by our Adviser could be effectively greater than 17.5%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. This result would occur to the extent that, following receipt by the Adviser of a capital gain incentive fee, we subsequently realized capital depreciation and capital losses in excess of cumulative realized capital gains. We cannot predict whether, or to what extent, this payment calculation would affect your investment in our securities.
Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our senior secured revolving credit facility, as amended and restated, or the Credit Facility. On November 30, 2017, we entered into the Credit Facility, pursuant to a Senior Secured Revolving Credit Agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, have issued 5.875% unsecured notes due 2024, or the 2024 Notes, and 6.125% unsecured notes due 2028, or the 2028 Notes, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.
As of September 30, 2019, we had $314.8 million of outstanding indebtedness under the Credit Facility, $75.0 million of outstanding 2024 Notes, $86.3 million of outstanding 2028 Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2019 was 4.8% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2019 total assets of at least 1.62%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2024 Notes or 2028 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

Historically, as a Business Development Company, under the Investment Company Act we generally were not permitted to incur indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, on March 23, 3018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% (i.e., the amount of debt may not exceed 66.67% of the value of the Business Development Company’s assets) so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. If we incur additional leverage in accordance with the reduced asset coverage requirements, our net asset value will decline more sharply if the value of our assets declines than if we had not incurred such additional leverage and the effects of leverage described above will be magnified.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-17.53%	-9.99%	-2.44%	5.10%	12.64%

For purposes of this table, we have assumed $1.4 billion in total assets (less all liabilities and indebtedness not represented by senior securities), $476.1 million in debt outstanding, $930.6 million in net assets as of September 30, 2019, and a weighted average interest rate of 4.8% as of September 30, 2019 (exclusive of deferred financing costs). Actual interest payments may be different.
Substantially all of our assets are subject to security interests under the Credit Facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.
As of September 30, 2019, substantially all of our assets were pledged as collateral under the Credit Facility and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under the Credit Facility or future credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.
Because we intend to distribute at least 90% of our taxable income each taxable year to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Because we will continue to need capital to grow our investment portfolio, these limitations together with the asset coverage requirements applicable to us may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, except in situations described below, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSI, a publicly-traded Business Development Company, and OSI II, a privately offered Business Development Company. All of our executive officers serve in substantially similar capacities for OCSI and OSI II, all of our independent directors serve as independent directors of OCSI, and one of our independent directors serves as an independent director of OSI II. OCSI has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II also makes similar investments. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSI, OSI II and us as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that it advises or sub-advises, the fulfillment of which might not be in the best interests of us or our stockholders. An investment in us is not an investment in any of these other entities.
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
As a Business Development Company, we are required to invest at least 70% of our total assets primarily in securities of U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment.
As a Business Development Company, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 150% after such incurrence or issuance. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the Investment Company Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). We cannot assure you that equity financing will be available to us on favorable terms, or at all.  If additional funds are not available to us, we could be forced to curtail or cease new investment activities.
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
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations. In addition, on March 20, 2019, the SEC proposed a series of rule and form amendments pursuant to the SBCAA. However, in the absence of final rules, the revisions required under the SBCAA became self-implementing on March 24, 2019. In the continued absence of transition guidance and through the effectiveness of the final rules, the appropriate mechanisms for implementing offering reform may remain in flux.
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
As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the Nasdaq Stock Market LLC and the New York Stock Exchange.
We may be the target of litigation or similar proceedings in the future.
We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
Certain of our debt investments consist of debt securities for which issuers are not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Increases in interest rates may affect the ability of our portfolio companies to repay debt or pay interest, which may in turn affect the value of our portfolio investments, and our business, financial condition and results of operations.
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

•	may have difficulty accessing the capital markets to fund capital needs, which may limit their ability to grow or repay outstanding indebtedness at maturity;

•	may not have audited financial statements or be subject to the Sarbanes-Oxley Act and other rules that govern public companies;

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

As a result of these limitations, we must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. In addition, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

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
Our investments may include OID and contractual PIK interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
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
We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and suffer losses. Our investments may be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate our investments if our Adviser or any of its affiliates have material nonpublic information regarding the portfolio company.
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
Our investments may include companies with significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by us may be the most junior in what will typically be a complex capital structure, and thus subject to the greatest risk of loss.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest primarily in first lien, second lien and subordinated debt issued by middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
Certain loans that we make to portfolio companies are secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral secures the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
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
We do not, and do not expect to, control most of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor, including actions that could decrease the value of our investment. Due to the lack of liquidity for the majority of our investments, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation.

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
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the Investment Company Act.
Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.
We may have foreign currency risks related to our investments denominated in currencies other than the U.S. dollar.
As of September 30, 2019, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
We may expose ourselves to risks if we engage in hedging transactions.
Subject to applicable provisions of the Investment Company Act and applicable regulations promulgated by the Commodity Futures Trading Commission, we have in the past and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under any credit facility from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
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

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and Business Development Companies;

•	loss of our Business Development Company or RIC status;

•	changes in earnings or variations in operating results or distributions that exceed our net investment income;

•	increases in expenses associated with defense of litigation and responding to SEC inquiries;

•	changes in accounting guidelines governing valuation of our investments;

•
changes in the value of our portfolio of investments and any derivative instruments, including as a result of general economic conditions, interest rate shifts and changes in the performance of our portfolio companies;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our Adviser’s key personnel; and

•	general economic trends and other external factors.
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
Our 2028 Notes and 2024 Notes, or, collectively, the Notes, are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2019, we had $314.8 million of outstanding borrowings under our Credit Facility.

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
The indentures under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the Investment Company Act as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, whether or not we continue to be subject to such provisions of the Investment Company Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC;

•
in the case of the 2024 Notes, pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case, while the Notes remain outstanding, other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the Investment Company Act as modified by Section 61(a)(1) of the Investment Company Act, or any successor provisions giving effect to any exemptive relief granted to us by the SEC (200% asset coverage requirement);

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
Any default under the agreements governing our indebtedness, including the Credit Facility and our Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Credit Facility or the required holders of our Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility, our Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility and our Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that may be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock trades on the Nasdaq Global Select Market under the symbol "OCSL." The following table sets forth, for each fiscal quarter during the last two most recently completed fiscal years and for the current fiscal year, the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market, the premium (discount) of sales price to our net asset value, or NAV, and the distributions declared by us for each fiscal quarter.

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2018
First quarter	$5.81	$5.91	$4.63	1.7%	(20.3)%	$0.125
Second quarter	5.87	5.11	4.17	(12.9)%	(29.0)%	$0.085
Third quarter	5.95	5.05	4.19	(15.1)%	(29.6)%	$0.095
Fourth quarter	6.09	5.14	4.67	(15.6)%	(23.3)%	$0.095
Year ended September 30, 2019
First quarter	6.19	5.01	4.08	(19.1)%	(34.1)%	$0.095
Second quarter	6.55	5.29	4.20	(19.2)%	(35.9)%	$0.095
Third quarter	6.60	5.75	5.13	(12.9)%	(22.3)%	$0.095
Fourth quarter	6.60	5.50	5.01	(16.7)%	(24.1)%	$0.095
Year ending September 30, 2020
First quarter (through November 18, 2019)	*	5.33	5.00	*	*	(4)
__________
* Not determinable at the time of filing.

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low sales price less NAV, divided by NAV.

(3)
Represents the distribution paid or to be paid in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. Distributions by us are generally taxable to U.S. stockholders as ordinary income or capital gains.

(4)	On November 12, 2019, our Board of Directors declared a distribution of $0.095 per share payable on December 31, 2019 to stockholders of record on December 13, 2019.
The last reported price for our common stock on November 18, 2019 was $5.30 per share, which represented a 19.7% discount to our NAV as of September 30, 2019. As of November 18, 2019, we had 59 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2019.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Russell 2000 Financial Services Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2014 and its relative performance is tracked through September 30, 2019. The stock performance graph shows returns during management by the Former Adviser for the periods from September 30, 2014 through October 16, 2017 and during management by Oaktree for the period from October 17, 2017 through September 30, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
September 30, 2014
September 30, 2015
September 30, 2016
September 30, 2017
September 30, 2018
September 30, 2019
Oaktree Specialty Lending Corporation
S&P 500
Russell 2000 Financial Services

*$100 invested on 9/30/14 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	September 30, 2014	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019
Oaktree Specialty Lending Corporation	100.00	74.65	80.20	82.47	81.33	91.57
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
Russell 2000 Financial Services	100.00	108.20	125.41	153.60	164.03	161.81

Stock Repurchase Program
We did not repurchase shares of our common stock during the year ended September 30, 2019 and 2018.

Fee and Expenses
The following table is intended to assist stockholders in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to fees or expenses paid by “you” or “us”, or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us. Such expenses also include those of our consolidated subsidiaries.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	2.36%	(5)
Incentive fees (17.5%)	2.10%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	2.80%	(7)
Other expenses	0.85%	(8)
Total annual expenses	8.11%	(9)
__________

(1)	If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the applicable sales load.

(2)	In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated offering expenses.

(3)	The expenses of administering our dividend reinvestment plan are included in “Other expenses.”

(4)	Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus supplement, if any.

(5)
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of our total gross assets at the end of each quarter, including any investment made with borrowings, but excluding cash and cash equivalents; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the value of our total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents, that exceeds the product of (i) 200% (calculated in accordance with the Investment Company Act and giving effect to exemptive relief we have received with respect to debentures issued by a small business investment company subsidiary) and (ii) our net assets. For purposes of this table, we have assumed $1.5 billion of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2019. See “Item 1. Business - Investment Advisory and Management Agreement - Management Fee” for additional information.

(6)
The incentive fee consists of two parts. Under the Investment Advisory Agreement, the incentive fee on income is calculated and payable quarterly in arrears based upon our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature. See “Item 1. Business - Investment Advisory and Management Agreement - Management Fee” for additional information.

Under the Investment Advisory Agreement, the second part of the incentive fee (the “capital gains incentive fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee.

For the two-year period commencing on October 17, 2017, the Adviser agreed to waive, to the extent necessary, any management or incentive fees payable to the Adviser that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. For illustrative purposes, however, the table above assumes that no management or incentive fees payable to the Adviser were waived by the Adviser pursuant to this waiver.

The incentive fee referenced in the table above is based on actual amounts of the incentive fee on income incurred during the year ended September 30, 2019 and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2019.

(7)
“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as the weighted average interest rate in effect as of September 30, 2019 multiplied by the actual debt outstanding as of September 30, 2019 of $476.1 million. The weighted average interest rate for our borrowings as of September 30, 2019 was 4.8% (exclusive of deferred financing costs). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

(8)
“Other expenses” are based on estimated amounts for the current fiscal year. These expenses include certain expenses allocated to us under the Investment Advisory Agreement, including travel expenses incurred by the Adviser’s personnel in connection with investigating and monitoring our investments, such as investment due diligence.

(9)
“Total annual expenses” is presented as a percentage of net assets attributable to common stockholders because our common stockholders bear all of our fees and expenses and includes all fees and expenses of our consolidated subsidiaries.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock assuming that we hold no cash or liabilities other than debt. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above. The example does not include any sales load or offering expenses.

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$58	$175	$294	$605
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$70	$212	$353	$711
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee based on pre-incentive fee net investment income under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger a greater incentive fee, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the cash distribution payable to a participant by either (i) the greater of (a) the current NAV per share of our common stock and (b) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our Board of Directors in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below NAV.

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
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Financial Statements and Supplementary Data." The financial information as of and for the fiscal years ended September 30, 2019, 2018, 2017, 2016 and 2015 set forth below was derived from our audited financial statements and related notes which are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

	As of and for the Years Ended
(dollars in thousands, except per share amounts)	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015
Statement of Operations data:
Total investment income	$147,702	$138,722	$177,964	$247,872	$265,475
Base management fee	22,343	22,652	31,369	41,483	51,615
Part I incentive fee	14,873	10,485	10,713	22,091	28,575
Part II incentive fee	10,194	—	—	—	—
Fees waived	(7,990)	(1,342)	(240)	(338)	(546)
All other expenses	40,373	46,881	64,729	97,338	70,891
Insurance recoveries	—	—	(1,259)	(19,429)	—
Net investment income	67,909	60,046	72,652	106,727	114,940
Net unrealized appreciation (depreciation)	38,457	102,605	(97,839)	(48,000)	(71,016)
Net realized gains (losses)	20,805	(115,267)	(171,782)	(125,283)	(28,529)
Provision for income tax (expense) benefit	(1,011)	(622)	—	—	—
Net increase (decrease) in net assets resulting from operations	126,160	46,762	(196,969)	(66,556)	15,395
Per share data:
Net asset value per common share at period end	$6.60	$6.09	$6.16	$7.97	$9.00
Market price at period end	5.18	4.96	5.47	5.81	6.17
Net investment income	0.48	0.43	0.51	0.72	0.75
Net realized and unrealized gains (losses), net of taxes	0.41	(0.10)	(1.90)	(1.17)	(0.65)
Net increase (decrease) in net assets resulting from operations	0.89	0.33	(1.39)	(0.45)	0.10
Distributions per common share	0.38	0.40	0.465	0.72	0.79
Balance Sheet data at period end:
Total investments at fair value	$1,438,042	$1,491,201	$1,541,755	$2,165,491	$2,402,495
Cash, cash equivalents and restricted cash	15,406	13,489	59,913	130,362	143,484
Other assets	27,590	46,768	14,380	47,432	39,678
Total assets	1,481,038	1,551,458	1,616,048	2,343,285	2,585,657
Total liabilities	550,408	693,423	748,391	1,200,997	1,232,563
Total net assets	930,630	858,035	867,657	1,142,288	1,353,094
Other data:
Weighted average yield on debt investments (1)	8.9%	8.4%	9.6%	10.4%	10.8%
Number of portfolio companies at period end	104	113	125	129	135

(1)	Weighted average yield is calculated based upon our debt investments at fair value, including the return on the subordinated note investment in SLF JV I, at the end of the period.

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
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Oaktree to reposition our portfolio and to implement Oaktree's future plans with respect to our business;

•	the ability of Oaktree to attract and retain highly talented professionals;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
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
Other factors that could cause actual results to differ materially include:

•	changes or potential disruptions in our operations, the economy, financial markets or political environment;

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
As of October 17, 2017, we are externally managed by Oaktree, pursuant to the Investment Advisory Agreement. Oaktree Administrator, a subsidiary of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to the Administration Agreement.
We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. Our portfolio may also include certain structured finance and other non-traditional structures. We invest in companies that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from Oaktree’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Oaktree intends to continue to reposition our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by nearly $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which is approximately $200 million at fair value as of September 30, 2019. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $2.6 billion of syndicated middle market loan issuance in the first half of calendar year 2019.
We believe that quantitative easing and other similar monetary policies implemented by central banks worldwide in reaction to the 2008 financial crisis have created significant inflows of capital, including from private equity sponsors, focused on yield-driven products such as sub-investment grade debt. While we believe that private equity sponsors continue to have a large pool of available capital and will continue to pursue acquisitions in the middle market, increased competition from other lenders to middle-market companies together with increased capital focused on the sector have led to spread compression and higher leverage multiples across the middle market, resulting in spreads near historically low levels, and average debt levels near historically high levels.
Despite the heightened competition, we believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
As of September 30, 2019, 89.8% of our debt investment portfolio (at fair value) and 87.3% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of the Credit Facility, which matures in 2024. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable.  This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
Investment Advisory Agreement with Oaktree
On October 17, 2017, Oaktree became the investment adviser to each of OCSI and us. See “Note 11. Related Party Transactions– Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.

Asset Coverage Requirements

At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2019, we had $476.1 million in senior securities and our asset coverage ratio was 294.9%.

Critical Accounting Policies

Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, ASC Topic 946, Financial Services-Investment Companies, or ASC 946.
Investment Valuation
We value our investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
The fair value of our investments as of September 30, 2019 and 2018 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2019, 93.1% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of September 30, 2019 and September 30, 2018, approximately 97.1% and 96.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest
Interest income, adjusted for accretion of OID is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2019, there were three investments on which we had stopped accruing cash and/or PIK interest or OID income.
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
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer from the partial loan sales is recorded within interest expense in the Consolidated Statements of Operations.
PIK Interest
Our investments in debt securities may contain PIK interest provisions. PIK interest, which typically represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by us to Oaktree. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our stockholders, even though we have not yet collected the cash and may never do so.
Fee Income
Oaktree may provide financial advisory services to portfolio companies and, in return, we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. These fees are typically paid to us upon the earliest to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. These fees are included in net investment income over the life of the loan.

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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies and Senior Loan Fund JV I, LLC, or SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the fiscal year ended September 30, 2019.
During the fiscal year ended September 30, 2019, we originated $536.3 million of investment commitments in 27 new and 12 existing portfolio companies and funded $476.1 million of investments.
During the fiscal year ended September 30, 2019, we received $606.3 million of proceeds from prepayments, exits, other paydowns and sales and exited 33 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2019	September 30, 2018
Cost:
Senior secured debt	77.35%	74.69%
Subordinated debt	6.88	11.85
Debt investments in SLF JV I	6.36	8.05
Common equity & warrants	3.48	3.97
LLC equity interests of SLF JV I	3.26	1.01
Preferred equity	2.67	0.43
Total	100.00%	100.00%

	September 30, 2019	September 30, 2018
Fair value:
Senior secured debt	78.64%	75.40%
Debt investments in SLF JV I	6.69	8.67
Subordinated debt	5.65	10.97
Common equity and warrants	4.10	4.63
Preferred equity	2.82	0.33
LLC equity interests of SLF JV I	2.10	—
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2019	September 30, 2018
Cost:
Multi-sector holdings (1)	9.67%	9.85%
Application software	8.73	5.34
Healthcare services	6.62	7.43
Data processing & outsourced services	6.46	5.45
Biotechnology	5.43	0.74
Property & casualty insurance	4.83	4.13
Pharmaceuticals	3.92	4.30
Specialized finance	3.52	3.02
Healthcare technology	3.37	3.19
Auto parts & equipment	2.82	2.65
Advertising	2.80	2.64
Real estate services	2.60	—
Research & consulting services	2.30	2.15
Integrated telecommunication services	2.23	2.10
Aerospace & defense	2.23	2.86
Internet services & infrastructure	2.15	0.34
Specialty chemicals	2.10	1.98
Systems software	2.10	0.99
Oil & gas refining & marketing	2.01	1.40
Alternative carriers	1.94	—
Managed healthcare	1.83	1.73
Construction & engineering	1.55	1.89
Healthcare distributors	1.49	1.22
Interactive media & services	1.44	—
Electrical components & equipment	1.40	2.42
General merchandise stores	1.25	1.43
Movies & entertainment	1.25	1.21
Diversified support services	1.24	1.20
Apparel, accessories & luxury goods	1.20	1.14
Industrial machinery	1.13	1.87
Education services	1.04	0.86
IT consulting & other services	0.99	0.05
Food retail	0.96	1.37
Oil & gas equipment & services	0.80	3.53
Oil & gas storage & transportation	0.77	—
Airlines	0.70	2.03
Trading companies & distributors	0.68	0.43
Specialized REITs	0.55	—
Household appliances	0.52	0.49
Commercial printing	0.40	0.36
Environmental & facilities services	0.39	0.37
Restaurants	0.20	0.19
Leisure facilities	0.12	0.34
Specialty stores	0.09	2.73
Thrifts & mortgage finance	0.08	0.33
Human resource & employment services	0.05	0.10
Department stores	0.04	0.04
Other diversified financial services	0.01	0.01
Healthcare equipment	—	2.98
Oil & gas exploration & production	—	2.16
Technology distributors	—	2.14
Consumer electronics	—	1.38
Personal products	—	1.20
Investment banking & brokerage	—	0.78
Security & alarm services	—	0.69
Coal & consumable fuels	—	0.46
Commodity chemicals	—	0.18
Hypermarkets & super centers	—	0.13
Total	100.00%	100.00%

	September 30, 2019	September 30, 2018
Fair value:
Application software	9.00%	6.47%
Multi-sector holdings (1)	8.94	9.57
Data processing & outsourced services	6.83	4.98
Biotechnology	5.96	0.80
Property & casualty insurance	5.16	4.52
Pharmaceuticals	4.18	4.82
Healthcare services	4.06	4.50
Healthcare technology	3.64	3.50
Specialized finance	3.58	3.24
Auto parts & equipment	2.82	2.89
Real estate services	2.75	—
Research & consulting services	2.60	2.44
Advertising	2.59	2.19
Aerospace & defense	2.35	3.11
Internet services & infrastructure	2.26	0.37
Oil & gas refining & marketing	2.20	1.52
Systems software	2.19	1.08
Alternative carriers	2.06	—
Integrated telecommunication services	2.01	1.90
Managed healthcare	1.93	1.88
Construction & engineering	1.67	2.14
Specialty chemicals	1.64	2.06
Interactive media & services	1.56	—
Healthcare distributors	1.53	1.30
Electrical components & equipment	1.39	2.70
Diversified support services	1.30	1.23
Movies & entertainment	1.29	1.31
General merchandise stores	1.18	1.55
Industrial machinery	1.17	1.97
Airlines	1.12	2.18
Leisure products	1.05	0.81
Food retail	1.04	1.48
IT consulting & other services	0.96	0.03
Oil & gas equipment & services	0.95	4.01
Apparel, accessories & luxury goods	0.92	0.91
Oil & gas storage & transportation	0.83	—
Trading companies & distributors	0.72	0.47
Specialized REITs	0.57	—
Household appliances	0.53	0.53
Environmental & facilities services	0.41	0.42
Commercial printing	0.41	0.40
Leisure facilities	0.33	0.55
Restaurants	0.19	0.21
Human resource & employment services	0.05	0.11
Thrifts & mortgage finance	0.05	0.32
Department stores	0.03	0.04
Education services	—	(0.14)
Specialty stores	—	2.95
Oil & gas exploration & production	—	2.38
Technology distributors	—	2.32
Consumer electronics	—	1.57
Personal products	—	1.31
Investment banking & brokerage	—	0.86
Security & alarm services	—	0.73
Healthcare equipment	—	0.66
Coal & consumable fuels	—	0.50
Commodity chemicals	—	0.21
Hypermarkets & super centers	—	0.14
Total	100.00%	100.00%
___________________

(1)	This industry includes our investment in SLF JV I.

Loans and Debt Securities on Non-Accrual Status
As of September 30, 2019 and September 30, 2018, there were three and eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2019 and September 30, 2018 were as follows:

	September 30, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,311,849	95.72%	$1,305,718	99.79%	$1,298,999	85.46%	$1,318,531	93.03%
PIK non-accrual (1)	12,661	0.92	—	—	12,661	0.83	—	—
Cash non-accrual (2)	46,107	3.36	2,706	0.21	208,345	13.71	98,760	6.97
Total	$1,370,617	100.00%	$1,308,424	100.00%	$1,520,005	100.00%	$1,417,291	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Kemper to form SLF JV I. We co-invest in senior secured loans of middle-market companies and other corporate debt securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). Since we do not have a controlling financial interest in SLF JV I, we do not consolidate SLF JV I.
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. On December 28, 2018, we and Kemper directed the redemption of our holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of us and Kemper, based upon our respective holdings of mezzanine notes. Upon such distribution, we and Kemper each then directed that a portion of our respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I, or the SLF JV 1 Subordinated Notes, and the mezzanine notes issued by SLF Repack Issuer 2016, LLC, or the SLF Repack Notes, collectively are referred to as the SLF JV I Notes. Prior to their redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2019, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes and as of September 30, 2018, we and Kemper owned in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interest in SLF JV I and the outstanding SLF Repack Notes.
SLF JV I has the Deutsche Bank I Facility, which permitted up to $250.0 million of borrowings as of September 30, 2019 and up to $200.0 million of borrowings as of September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2019, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of September 30, 2019, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month LIBOR, plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $170.2 million and $153.0 million of borrowings were outstanding as of September 30, 2019 and September 30, 2018, respectively.
As of September 30, 2019 and September 30, 2018, SLF JV I had total assets of $360.9 million and $314.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 51 and 40 portfolio companies as of September 30, 2019 and September 30, 2018, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of September 30, 2019, our investment in SLF JV I consisted of LLC equity interests of $30.1 million, at fair value, and subordinated notes of $96.3 million, at fair value. As of September 30, 2018, our investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively.
As of each of September 30, 2019 and September 30, 2018, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2019 and September 30, 2018, we and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of September 30, 2019 and September 30, 2018, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Senior secured loans (1)	$340,960	$297,053
Weighted average interest rate on senior secured loans (2)	6.57%	7.20%
Number of borrowers in SLF JV I	51	40
Largest exposure to a single borrower (1)	$10,835	$17,512
Total of five largest loan exposures to borrowers (1)	$50,510	$66,507
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%	Diversified support services	$9,300	$9,256	$9,201
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,295	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	6,145	5,992	5,659	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	9,900	9,875	9,916
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	9,900	9,801	9,764
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	7,444	7,282	7,439
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	7,656	7,656	6,963
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%	Application software	4,615	4,534	4,530	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application software	—	(7)	(7)	(4)(5)
Total Apptio, Inc.					4,527	4,523
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.04%	Data processing & outsourced services	9,875	9,855	9,858
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%	Systems software	7,609	7,518	7,336	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	7,406	7,376	6,855
C5 Technology Holdings, LLC	171 Common Units		IT consulting & other services		—	—	(4)
	7,193,539.63 Preferred Units				7,194	7,194	(4)
Total C5 Technology Holdings, LLC					7,194	7,194
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%	Application software	4,975	4,925	5,018
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	7,960	7,880	8,010	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	8,000	7,840	7,888	(4)
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	6,000	5,955	6,030
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%	Internet services & infrastructure	8,000	7,980	7,985
DigiCert, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%	Internet services & infrastructure	8,250	8,148	8,249	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	5,000	4,975	5,015
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.04%	Casinos & gaming	4,764	4,742	4,776
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,938	4,909	4,910
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunication services	6,473	6,400	6,471
Gentiva Health Services, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%	Healthcare services	7,920	7,801	7,974
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	7,860	7,801	7,644
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%	Interactive media & services	7,852	7,835	7,862
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	6,000	5,975	5,925	(4)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	$7,898	$7,797	$7,272
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	10,000	9,891	10,042
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%	Household products	8,000	7,972	7,610
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	4,187	4,119	2,676
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%	Internet services & infrastructure	4,524	4,443	4,438	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/15/2025		Internet services & infrastructure	—	(9)	(9)	(4)(5)
Total Mindbody, Inc.					4,434	4,429
Navicure, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 9/18/2026	6.13%	Healthcare technology	6,000	5,970	6,008
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.10%	Oil & gas equipment & services	1,422	1,422	1,422	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & gas equipment & services		—	1,268	(4)
Total New IPT, Inc.					1,422	2,690
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	6,895	6,868	6,792
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,993	5,961	5,882
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	7,880	7,872	7,890
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	7,312	7,275	7,298
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(3)	(1)	(5)
Total OEConnection LLC					7,272	7,297
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,990	3,971	4,011
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%	Aerospace & defense	2,205	2,183	2,094	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	4.79%	Casinos & gaming	6,516	6,491	6,470
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	8,420	8,403	7,999
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	9,850	9,775	9,838
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%	Diversified support services	4,906	4,833	4,759
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	8,000	7,960	8,048
Thruline Marketing, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.10%	Advertising	1,854	1,851	1,854	(4)
	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Total Thruline Marketing, Inc.					2,939	2,512
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	5,000	5,000	5,175
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%	Application software	9,875	9,836	9,836	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	4,489	4,489	4,506
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%	Specialized REITs	6,401	6,221	6,256	(4)
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	4.79%	Pharmaceuticals	1,772	1,764	1,778

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%	Application software	$6,894	$6,856	$6,534	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	10,835	10,849	10,894
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	6,000	5,949	5,974	(4)
				$340,960	$347,985	$345,032
__________________
(1) Represents the current interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of September 30, 2019, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06%, and the PRIME at 5.00%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2019 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of September 30, 2019.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Accudyne Industries, LLC	First Lien Term Loan, LIBOR+3.00% cash due 8/18/2024	5.24%	Industrial machinery	$9,088	$9,088	$9,134
AdVenture Interactive, Corp.	927 Common Stock Shares		Advertising		1,390	670	(4)
AI Ladder (Luxembourg) Subco S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	7.02%	Electrical components & equipment	11,300	10,970	11,367	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.88%	IT consulting & other services	10,000	9,975	10,100
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.84%	Oil & gas storage & transportation	10,000	9,900	10,041
Allied Universal Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 7/28/2022	6.14%	Security & alarm services	6,912	6,956	6,821	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.16%	Integrated telecommunication services	7,500	7,313	7,457
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.99%	Pharmaceuticals	9,822	9,822	9,918
Asset International, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/30/2024	6.89%	Research & consulting services	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.39%	Data processing & outsourced services	9,975	9,951	10,049
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.17%	Oil & gas equipment & services	7,481	7,446	7,458
Chloe Ox Parent LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.89%	Healthcare services	9,950	9,860	9,987
Clearent Newco, LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/20/2024	6.24%	Application software	6,894	6,800	6,796
	Delayed Draw Term Loan, LIBOR+4.00% cash due 3/20/2024	6.19%	Application software	337	310	309
	First Lien Revolver, PRIME+3.00% cash due 3/20/2023	8.00%	Application software	852	837	836
Total Clearent Newco, LLC				8,083	7,947	7,941

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
EOS Fitness Opco Holdings, LLC	First Lien Term Loan, LIBOR+8.25% cash due 12/30/2019	10.36%	Leisure facilities	$17,512	$17,399	$17,512	(4)
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.74%	Research & consulting services	6,000	5,971	6,030	(4)
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.24%	Casinos & gaming	4,938	4,914	4,973
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.99%	Specialty chemicals	4,330	4,300	4,330
Garretson Resolution Group, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 5/22/2021		Diversified support services	5,797	5,772	1,159	(5)
Gigamon Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/27/2024	6.89%	Systems software	7,940	7,869	8,000
IBC Capital Ltd.	First Lien Term Loan, LIBOR+3.75% cash due 9/11/2023	6.09%	Metal & glass containers	8,955	8,933	9,028
InMotion Entertainment Group, LLC	First Lien Term Loan, LIBOR+7.25% cash due 10/1/2021	9.65%	Consumer electronics	8,375	8,389	8,375	(4)
	First Lien Term Loan, LIBOR+7.25% cash due 10/1/2021	9.65%	Consumer electronics	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC				16,750	16,695	16,750
Keypath Education, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.39%	Advertising	1,855	1,853	1,854	(4)
	927 shares Common Stock		Advertising		1,088	816	(4)
Total Keypath Education, Inc.				1,855	2,941	2,670
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.24%	Household products	8,000	7,965	7,975
McDermott Technology (Americas) Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.24%	Oil & gas equipment & services	9,950	9,760	10,097	(4)
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.40%	Personal products	4,388	4,348	4,388	(4)
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.39%	Oil & gas equipment & services	1,794	1,794	1,794	(4)
	Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021	7.49%	Oil & gas equipment & services	634	634	634	(4)
	21.876 Class A Common Units		Oil & gas equipment & services	—	—	1,001	(4)
Total New IPT, Inc.				2,428	2,428	3,429
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	6,965	6,933	6,974
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.25%	Application software	6,055	6,012	5,881
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.39%	Commodity chemicals	7,960	7,951	8,089
Refac Optical Group	First Lien Term Loan, LIBOR+8.00% cash due 1/9/2019	10.26%	Specialty stores	2,573	2,476	2,573	(4)(5)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 2/28/2022	7.99%	Aerospace & defense	2,267	2,235	2,301	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	5.03%	Casinos & gaming	6,582	6,552	6,579
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 11/18/2022	7.34%	Footwear	8,507	8,484	8,082
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.75%	Diversified support services	5,000	4,925	5,019
TravelCLICK, Inc.	Second Lien Term Loan, LIBOR+7.75% cash due 11/6/2021	9.99%	Data Processing & outsourced services	2,871	2,871	2,871	(4)
TV Borrower US, LLC	First Lien Term Loan, LIBOR+4.75% cash due 2/22/2024	7.14%	Integrated telecommunication services	2,019	2,011	2,026
Uber Technologies Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.12%	Application software	9,975	9,928	10,055
Uniti Group LP	First Lien Term Loan, LIBOR+3.00% cash due 10/24/2022	5.24%	Specialized REITs	6,467	6,225	6,198

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.78%	Application software	$6,965	$6,915	$6,801
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.99%	Data processing & outsourced services	10,945	10,961	11,013	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.15%	Aerospace & defense	6,000	5,942	6,013
				$297,053	$297,158	$294,676
 ___________________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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

Both the cost and fair value of our debt investment in the SLF JV I were $96.3 million as of September 30, 2019 and $129.3 million as of September 30, 2018. We earned interest income of $9.8 million, $11.2 million (including $3.1 million of PIK interest) and $11.1 million on our debt investment in the SLF JV I for the years ended September 30, 2019, 2018 and 2017. Our debt investment in the SLF JV I bears interest at a rate of one-month LIBOR plus 7.0% per annum and matures on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $30.1 million, respectively, as of September 30, 2019, and $16.2 million and $0.0 million, respectively, as of September 30, 2018. We did not earn dividend income for the year ended September 30, 2019 with respect to our investment in the LLC equity interests of SLF JV I. We earned dividend income of $1.6 million and $1.1 million for the years ended September 30, 2018 and 2017, respectively, with respect to our LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of September 30, 2019 and September 30, 2018 and for the years ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2019: $347,985; cost September 30, 2018: $297,158)	$345,032	$294,676
Receivables from secured financing arrangements at fair value (cost September 30, 2019: $0; cost September 30, 2018: $9,801)	—	7,069
Cash and cash equivalents	3,674	3,226
Restricted cash	5,242	4,808
Other assets	6,912	4,418
Total assets	$360,860	$314,197

Senior credit facility payable	$170,210	$153,010
Debt securities payable at fair value (proceeds September 30, 2019: $110,000; proceeds September 30, 2018: $147,808)	110,000	147,808
Other liabilities	46,303	13,331
Total liabilities	326,513	314,149
Members' equity	34,347	48
Total liabilities and members' equity	$360,860	$314,197

	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$22,727	$20,574
Other income	153	65
Total investment income	22,880	20,639
Interest expense	19,858	20,713
Other expenses	358	473
Total expenses (1)	20,216	21,186
Net unrealized appreciation (depreciation)	2,257	12,386
Net realized gains (losses)	(8,507)	(16,311)
Net income (loss)	$(3,586)	$(4,472)
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
During the year ended September 30, 2019, we sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by us on these transactions. During the year ended September 30, 2018, we sold $8.0 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.0 million cash consideration.
Discussion and Analysis of Results and Operations
Results of Operations
Net increase (decrease) in net assets resulting from operations includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends and fees and total expenses. Net realized gains (losses) is the difference between the proceeds received from dispositions of investment related assets and liabilities and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment related assets and liabilities carried at fair value during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of Years ended September 30, 2019 and September 30, 2018
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the years ended September 30, 2019 and September 30, 2018 was $147.7 million and $138.7 million, respectively. For the year ended September 30, 2019, this amount consisted of $139.2 million of interest income from portfolio investments (which included $5.5 million of PIK interest), $6.7 million of fee income and $1.8 million of dividend income. For the year ended September 30, 2018, this amount consisted of $124.3 million of interest income from portfolio investments (which included $5.8 million of PIK interest), $9.4 million of fee income and $5.0 million of dividend income. The increase of $9.0 million, or 6.5%, in our total investment income for the year ended September 30, 2019, as compared to the year ended September 30, 2018, was due primarily to a $14.9 million increase in interest income, which was primarily attributable to $12.1 million of OID accretion related to our first lien term loan and revolver with Dominion Diagnostics, LLC and $3.0 million of call protection earned in connection with the exit of U.S. Wells Services, LLC, partially offset by a $2.7 million decrease in fee income, which was attributable to lower structuring and prepayment fees earned during the year ended September 30, 2019, and a $3.2 million decrease in dividend income, which was attributable to lower dividends earned related to our investments in SLF JV I, First Star Bermuda Aviation Limited and First Star Speir Aviation Limited during the year ended September 30, 2019.

Expenses
Net expenses (expenses net of fee waivers) for the years ended September 30, 2019 and September 30, 2018 were $79.8 million and $78.7 million, respectively. Net expenses increased for the year ended September 30, 2019, as compared to the year ended September 30, 2018, by $1.1 million, or 1.4%, due primarily to a $7.9 million increase in incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income and higher accrued capital gains incentive fees during the period, partially offset by a $2.8 million decrease in professional fees and a $3.3 million decrease in interest expense, which was primarily attributable to a lower level of borrowing outstanding during the year.
Net Investment Income
As a result of the $9.0 million increase in total investment income and the $1.1 million increase in net expenses, net investment income for the year ended September 30, 2019 increased by $7.9 million, or 13.1%, compared to the year ended September 30, 2018.
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
During the years ended September 30, 2019 and 2018, we recorded aggregate net realized gains (losses) of $20.8 million and $(115.1) million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2019 and 2018.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the years ended September 30, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $38.5 million and $102.6 million, respectively. For the year ended September 30, 2019, this consisted of $57.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $10.6 million of net unrealized appreciation on equity investments and $0.3 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $26.8 million of net unrealized depreciation on debt investments and $2.7 million of net unrealized depreciation of secured borrowings (which results in a reclassification to realized gains). For the year ended September 30, 2018, this consisted of $127.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $2.4 million of net unrealized appreciation on secured borrowings and $2.2 million of net unrealized appreciation on equity investments, offset by $29.4 million of net unrealized depreciation on debt investments.
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
Net Unrealized Appreciation (Depreciation)
During the year ended September 30, 2018 and September 30, 2017, we recorded net unrealized appreciation (depreciation) of $102.6 million and $(97.8) million, respectively. For the year ended September 30, 2018, this consisted of $127.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $2.4 million of net unrealized appreciation on secured borrowings and $2.2 million of net unrealized appreciation on equity investments, offset by $29.4 million of net unrealized depreciation on debt investments. For the year ended September 30, 2017, this consisted of $163.4 million of net unrealized depreciation on debt investments, $93.1 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized depreciation on secured borrowings, offset by $159.0 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses).

Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through additional debt and equity capital, which may include securitizing a portion of our investments. We cannot assure you, however, that our efforts to grow our portfolio will be successful. For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per share. We intend to continue to generate cash primarily from cash flows from operations, including interest earned, and future borrowings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
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
For the year ended September 30, 2019, we experienced a net increase in cash and cash equivalents and restricted cash of $1.9 million. During that period, we received $215.8 million of net cash from operating activities, primarily from $606.3 million of principal payments and sale proceeds received, $44.5 million of a net increase in payables from unsettled transactions and the cash activities related to $67.9 million of net investment income, partially offset by funding $478.0 million of investments. During the same period, net cash used in financing activities was $214.1 million, primarily consisting of $228.8 million of repayments of unsecured notes, $2.7 million of repayments of secured borrowings, $52.2 million of cash distributions paid to our stockholders, $2.9 million of deferred financing costs paid and $1.3 million of repurchases of common stock under our dividend reinvestment plan, or DRIP, partially offset by $73.8 million of net borrowings under the Credit Facility.
For the year ended September 30, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $46.4 million. During that period, we received $53.5 million of net cash from operating activities, primarily from $1,106.8 million of principal payments and sale proceeds received and the cash activities related to $60.0 million of net investment income, partially offset by funding

$1,059.6 million of investments and net revolvers. During the same period, net cash used in financing activities was $99.9 million, primarily consisting of $15.0 million of net repayments under our credit facilities, $21.2 million of repurchases of unsecured notes, $1.2 million of repayments of secured borrowings, $55.0 million of cash distributions paid to our stockholders, $6.2 million of payments of deferred financing costs and $1.4 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the year ended September 30, 2017, we experienced a net decrease in cash and cash equivalents and restricted cash of $70.4 million. During that period, we received $486.9 million of net cash from operating activities, primarily from $941.1 million of principal payments and sale proceeds received and the cash activities related to $72.7 million of net investment income, partially offset by funding $568.3 million of investments and net revolvers. During the same period, net cash used by financing activities was $557.3 million, primarily consisting of $260.3 million of net repayments under our credit facilities, $213.3 million of repayments of borrowings under SBA debentures payable, $62.5 million of cash distributions paid to our stockholders, $14.8 million of repurchases of common stock under our stock repurchase program and DRIP, and $5.4 million of repayments of secured borrowings.
As of September 30, 2019, we had $15.4 million in cash and cash equivalents, portfolio investments (at fair value) of $1.4 billion, $11.2 million of interest, dividends and fees receivable, $55.0 million of net payables from unsettled transactions, $314.8 million of borrowings outstanding under our Credit Facility, $158.5 million of unsecured notes payable (net of unamortized financing costs) and unfunded commitments of $88.3 million.
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
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	0.7 million
August 7, 2017	December 15, 2017	December 29, 2017	0.125	17.3 million	58,456	0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
November 19, 2018	December 17, 2018	December 28, 2018	0.095	13.0 million	87,429	0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
 ______________

(1)	Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” and “Note 14. Secured Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.

Credit Facility

On February 25, 2019, we amended and restated the Credit Facility to increase the size of facility from $600 million to $680 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility up to $1.02 billion), extend the period during which we may make drawings from expiring on November 30, 2020 to expiring on February 25, 2023, extend the final maturity date from November 30, 2021 to February 25, 2024, and lower the interest rate margins (a) for LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option), from 2.75% to 2.25% or from 2.25% to 2.00% and (b) for alternate base rate loans, from 1.75% to 1.25% or from 1.25% to 1.00%, each depending on our senior debt coverage ratio. Additionally, on April 1, 2019, we increased the size of the Credit Facility from $680 million to $700 million under the “accordion” feature. As of September 30, 2019, we were able to borrow up to $700 million under the Credit Facility.
Each loan or letter of credit originated or assumed under the Credit Facility is subject to the satisfaction of certain conditions. Borrowings under the Credit Facility are subject to the facility’s various covenants and the leverage restrictions contained in the Investment Company Act. We cannot be assured that we will be able to borrow funds under the Credit Facility at any particular time or at all.
The following table describes significant financial covenants, as of September 30, 2019, with which we must comply under the Credit Facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2019 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$930 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.65:1 and the statutory test applicable to us	1.65:1	2.71:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	3.00:1
Minimum net worth	Net worth shall not be less than $600 million	$600 million	$922 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the three months ended June 30, 2019. We were in compliance with all financial covenants under the Credit Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
From May 27, 2010 through November 30, 2017, we were party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, as amended, or the Prior ING Facility. In connection with the entry into the Credit Facility, we repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018.
As of September 30, 2019 and 2018, we had $314.8 million and $241.0 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $314.8 million and $241.0 million, respectively. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.550% and 4.254% for the year ended September 30, 2019 and the period from November 30, 2017 to September 30, 2018, respectively. Our borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% and 3.191% for the period from October 1, 2017 to November 30, 2017 and the year ended September 30, 2017, respectively. For the years ended September 30, 2019, 2018 and 2017, we recorded interest expense of $17.1 million, $11.6 million and $13.6 million, in the aggregate, related to the Prior ING Facility and the Credit Facility.
Sumitomo Facility
On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary entered into a credit facility, as amended, or the Sumitomo Facility, with Sumitomo Mitsui Banking Corporation, as administrative agent, and each of the lenders from time to time party thereto. Prior to its termination on November 24, 2017, the Sumitomo Facility permitted up to $125 million of borrowings (subject to collateral requirements) and borrowings under the Sumitomo Facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo Facility were greater than 35% of the aggregate available borrowings under the Sumitomo Facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility were less than or equal to 35% of the aggregate available borrowings under the Sumitomo Facility. On November 24, 2017, all outstanding borrowings under the Sumitomo Facility were repaid, following which the Sumitomo Facility was terminated. Obligations under the Sumitomo Facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the Prior ING Facility was repaid, refinanced or terminated.
As of September 30, 2019 and September 30, 2018, there were no borrowings outstanding under the Sumitomo Facility. Our borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% and 3.108% for the period from October 1, 2017 through termination on November 24, 2017 and the year ended September 30, 2017, respectively. For the year ended

September 30, 2018, we recorded interest expense of $0.7 million, including $0.5 million of debt issuance costs that were expensed, related to the Sumitomo Facility. For the year ended September 30, 2017, we recorded interest expense of $2.4 million related to the Sumitomo Facility.
2019 Notes
For the years ended September 30, 2019, 2018 and 2017, we recorded interest expense of $5.1 million, $12.6 million and $13.3 million, respectively, related to our 4.875% unsecured notes due 2019, or the 2019 Notes. During the year ended September 30, 2019, we fully repaid the 2019 Notes. During the year ended September 30, 2018, we repurchased and subsequently canceled $21.2 million of the 2019 Notes. We recognized a loss of $0.1 million in connection with such transaction.
As of September 30, 2019, there were no 2019 Notes outstanding. As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively.
2024 Notes
For each of the years ended September 30, 2019, 2018 and 2017, we recorded interest expense of $4.6 million, respectively, related to the 2024 Notes. During the years ended September 30, 2019, 2018 and 2017, we did not repurchase any of the 2024 Notes in the open market.
As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively. As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively. As of September 30, 2019, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For each of the years ended September 30, 2019, 2018 and 2017, we recorded interest expense of $5.5 million, respectively, related to the 2028 Notes. During the years ended September 30, 2019, 2018 and 2017, we did not repurchase any of the 2028 Notes in the open market.
As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively. As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively. As of September 30, 2019, the 2028 Notes were listed on the Nasdaq Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
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
As of September 30, 2019, there were no secured borrowings outstanding. As of September 30, 2018, there were $12.3 million of secured borrowings outstanding. As of September 30, 2018, secured borrowings at fair value totaled $9.7 million and the fair value of the loan that is associated with these secured borrowings was $34.3 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the years ended September 30, 2019, 2018 and 2017, there were $2.7 million, $1.2 million and $5.4 million of net repayments on secured borrowings, respectively. For the years ended September 30, 2019, 2018 and 2017, we recorded interest expense of $0.1 million, $0.7 million and $1.2 million, respectively, related to the secured borrowings.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2019, our only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2018, our only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of September 30, 2019 and September 30, 2018 is shown in the table below:

	September 30, 2019	September 30, 2018
Assembled Brands Capital LLC	$35,182	$—
PaySimple, Inc.	12,250	—
P2 Upstream Acquisition Co.	9,000	10,000
Sorrento Therapeutics, Inc.	7,500	—
TerSera Therapeutics, LLC	4,200	3,281
Pingora MSR Opportunity Fund I-A, LP	3,500	4,656
Mindbody, Inc.	3,048	—
Thruline Marketing, Inc.	3,000	3,000
New IPT, Inc.	2,229	2,229
4 Over International, LLC	1,977	2,232
Apptio, Inc.	1,538	—
Senior Loan Fund JV I, LLC	1,328	1,328
GKD Index Partners, LLC	1,156	289
iCIMs, Inc.	882	882
Ministry Brands, LLC	800	700
PLATO Learning Inc. (1)	746	2,671
Datto Inc.	—	2,356
Thing5, LLC	—	1,298
Dominion Diagnostics, LLC	—	4,180
EOS Fitness Opco Holdings, LLC	—	5,000
InMotion Entertainment Group, LLC	—	7,534
Access CIG LLC	—	765
Cenegenics, LLC (1)	—	297
Total	$88,336	$52,698
 ___________
(1) This investment was on cash non-accrual status as of September 30, 2019.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Credit Facility, the 2019 Notes, the 2024 Notes, the 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2018	Debt Outstanding as of September 30, 2019	Weighted average debt outstanding for the year ended September 30, 2019	Maximum debt outstanding for the year ended September 30, 2019
Credit Facility	$241,000	$314,825	$306,210	$439,825
2019 Notes	228,825	—	94,665	228,825
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	12,314	—	11,766	12,314
Total debt	$643,389	$476,075	$573,891

The following table reflects our contractual obligations arising from the Credit Facility, our 2024 Notes and our 2028 Notes:

	Payments due by period as of September 30, 2019
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$314,825	$—	$—	$314,825	$—
Interest due on Credit Facility	57,540	13,061	26,122	18,357	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	22,418	4,406	8,813	8,813	386
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	45,374	5,283	10,566	10,566	18,959
Total	$601,407	$22,750	$45,501	$352,561	$180,595
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
We intend to distribute at least 90% of our annual taxable income (which includes our taxable interest and fee income) to our stockholders. The covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
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

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2019, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2019	89.6%	—
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
Recent Developments
Distribution Declaration
On November 12, 2019, our Board of Directors declared a quarterly distribution of $0.095 per share, payable on December 31, 2019 to stockholders of record on December 13, 2019.

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
As of September 30, 2019, 89.8% of our debt investment portfolio (at fair value) and 87.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2019 and September 30, 2018 was as follows:

	September 30, 2019		September 30, 2018
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$489,464	41.64%	$282,999	23.99%
1% to 2%	685,995	58.36	896,574	76.01
Total	$1,175,459	100.00%	$1,179,573	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$36,166	$(9,445)	$26,721
200	24,078	(6,297)	17,781
100	11,991	(3,148)	8,843

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(11,832)	$3,148	$(8,684)
200 (1)	(16,903)	6,297	(10,606)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2019 and September 30, 2018:

	September 30, 2019		September 30, 2018
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$9,611	$—	$9,108	$—
Prime rate	48,036	14,000	1,011	—
LIBOR
30 day	686,880	300,825	609,755	241,000
60 day	9,000	—	55,949	—
90 day	402,603	—	606,856	12,314
180 day	20,967	—	15,000	—
EURIBOR
180 day	19,078	—	—	—
UK LIBOR
30 day	22,181	—	—	—
Fixed rate	185,809	161,250	296,031	390,075
Total	$1,404,165	$476,075	$1,593,710	$643,389

Item 8.	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Specialty Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Specialty Lending Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2019 and 2018 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Los Angeles, CA
November 19, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Specialty Lending Corporation

Opinion on Internal Control over Financial Reporting

We have audited Oaktree Specialty Lending Corporation’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Specialty Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2019, and the related notes and our report dated November 19, 2019 expressed an unqualified opinion thereon.

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
November 19, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oaktree Specialty Lending Corporation

In our opinion, the consolidated statements of operations, changes in net assets and cash flows for the year ended September 30, 2017 present fairly, in all material respects, the results of operations and cash flows of Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp.) and its subsidiaries for the year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
November 29, 2017, except for the senior securities table included in Note 12 to the aforementioned consolidated financial statements for each of the years ended September 30, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, as to which the date is January 16, 2018

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2019	September 30, 2018
ASSETS
Investments at fair value:
Control investments (cost September 30, 2019: $224,255; cost September 30, 2018: $213,470)	$209,178	$196,874
Affiliate investments (cost September 30, 2019: $8,449; cost September 30, 2018: $1,080)	9,170	2,161
Non-control/Non-affiliate investments (cost September 30, 2019: $1,280,310; cost September 30, 2018: $1,392,383)	1,219,694	1,292,166
Total investments at fair value (cost September 30, 2019: $1,513,014; cost September 30, 2018: $1,606,933)	1,438,042	1,491,201
Cash and cash equivalents	15,406	13,380
Restricted cash	—	109
Interest, dividends and fees receivable	11,167	10,272
Due from portfolio companies	2,616	1,357
Receivables from unsettled transactions	4,586	26,760
Deferred financing costs	6,396	5,209
Derivative assets at fair value	490	162
Other assets	2,335	3,008
Total assets	$1,481,038	$1,551,458
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,589	$3,581
Base management fee and incentive fee payable	10,167	8,223
Due to affiliate	2,689	3,274
Interest payable	2,296	3,365
Payable to syndication partners	—	109
Payables from unsettled transactions	59,596	37,236
Deferred tax liability	704	422
Credit facility payable	314,825	241,000
Unsecured notes payable (net of $2,708 and $3,483 of unamortized financing costs as of September 30, 2019 and September 30, 2018, respectively)	158,542	386,485
Secured borrowings at fair value (proceeds September 30, 2019: $0; proceeds September 30, 2018: $12,314)	—	9,728
Total liabilities	550,408	693,423
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of September 30, 2019 and September 30, 2018	1,409	1,409
Additional paid-in-capital	1,487,774	1,492,739
Accumulated overdistributed earnings	(558,553)	(636,113)
Total net assets (equivalent to $6.60 and $6.09 per common share as of September 30, 2019 and September 30, 2018, respectively) (Note 12)	930,630	858,035
Total liabilities and net assets	$1,481,038	$1,551,458

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Interest income:
Control investments	$11,886	$12,698	$14,230
Affiliate investments	206	2,027	3,939
Non-control/Non-affiliate investments	120,888	103,223	133,344
Interest on cash and cash equivalents	690	563	810
Total interest income	133,670	118,511	152,323
PIK interest income:
Control investments	67	3,446	6,631
Affiliate investments	—	416	788
Non-control/Non-affiliate investments	5,430	1,907	3,674
Total PIK interest income	5,497	5,769	11,093
Fee income:
Control investments	25	951	1,244
Affiliate investments	19	48	753
Non-control/Non-affiliate investments	6,666	8,433	8,510
Total fee income	6,710	9,432	10,507
Dividend income:
Control investments	1,825	5,010	3,954
Non-control/Non-affiliate investments	—	—	87
Total dividend income	1,825	5,010	4,041
Total investment income	147,702	138,722	177,964
Expenses:
Base management fee	22,343	22,652	31,369
Part I incentive fee	14,873	10,485	10,713
Part II incentive fee	10,194	—	—
Professional fees	2,906	5,696	5,703
Directors fees	570	650	872
Interest expense	32,426	35,728	49,935
Administrator expense	1,941	1,687	2,217
General and administrative expenses	2,530	3,120	5,999
Loss on legal settlements	—	—	3
Total expenses	87,783	80,018	106,811
Fees waived	(7,990)	(1,342)	(240)
Insurance recoveries	—	—	(1,259)
Net expenses	79,793	78,676	105,312
Net investment income	67,909	60,046	72,652
Unrealized appreciation (depreciation):
Control investments	1,519	115,906	(71,329)
Affiliate investments	(360)	(2,159)	(1,574)
Non-control/Non-affiliate investments	39,689	(13,657)	(24,640)
Secured borrowings	(2,719)	2,353	(296)
Foreign currency forward contracts	328	162	—
Net unrealized appreciation (depreciation)	38,457	102,605	(97,839)
Realized gains (losses):
Control investments	—	(122,801)	(59,722)
Affiliate investments	—	2,048	—
Non-control/Non-affiliate investments	15,300	6,042	(112,060)
Secured borrowings	2,625	—	—
Foreign currency forward contracts	2,880	(436)	—
Net realized gains (losses)	20,805	(115,147)	(171,782)
Redemption premium on unsecured notes payable	—	(120)	—
Provision for income tax (expense) benefit	(1,011)	(622)	—
Net realized and unrealized gains (losses), net of taxes	58,251	(13,284)	(269,621)
Net increase (decrease) in net assets resulting from operations	$126,160	$46,762	$(196,969)
Net investment income per common share — basic and diluted	$0.48	$0.43	$0.51
Earnings (loss) per common share — basic and diluted (Note 5)	$0.89	$0.33	$(1.39)
Weighted average common shares outstanding — basic and diluted	140,961	140,961	141,438

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Operations:
Net investment income	$67,909	$60,046	$72,652
Net unrealized appreciation (depreciation)	38,457	102,605	(97,839)
Net realized gains (losses)	20,805	(115,147)	(171,782)
Redemption premium on unsecured notes payable	—	(120)	—
Provision for income taxes	(1,011)	(622)	—
Net increase (decrease) in net assets resulting from operations	126,160	46,762	(196,969)
Stockholder transactions:
Contributions from stockholders	—	—	287
Distributions to stockholders	(53,565)	(38,699)	(65,449)
Tax return of capital	—	(17,685)	—
Net increase (decrease) in net assets from stockholder transactions	(53,565)	(56,384)	(65,162)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,344	1,411	2,924
Repurchases of common stock under stock repurchase program	—	—	(12,500)
Repurchases of common stock under dividend reinvestment program	(1,344)	(1,411)	(2,924)
Net increase (decrease) in net assets from capital share transactions	—	—	(12,500)
Total increase (decrease) in net assets	72,595	(9,622)	(274,631)
Net assets at beginning of period	858,035	867,657	1,142,288
Net assets at end of period	$930,630	$858,035	$867,657
Net asset value per common share	$6.60	$6.09	$6.16
Common shares outstanding at end of period	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Operating activities:
Net increase (decrease) in net assets resulting from operations	$126,160	$46,762	$(196,969)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation	(38,457)	(102,605)	97,839
Net realized (gains) losses	(20,805)	115,147	171,782
Redemption premium on unsecured notes payable	—	120	—
PIK interest income	(5,497)	(4,380)	(6,786)
Non-cash fee income	—	—	(186)
Accretion of original issue discount on investments	(17,982)	(7,331)	(11,474)
Accretion of original issue discount on unsecured notes payable	107	266	266
Amortization of deferred financing costs	2,471	3,443	6,082
Deferred taxes	282	422	—
Purchases of investments	(477,967)	(1,059,603)	(568,270)
Proceeds from the sales and repayments of investments	606,270	1,106,826	941,127
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(895)	(3,380)	8,676
(Increase) decrease in due from portfolio companies	(1,259)	4,313	(1,593)
(Increase) decrease in receivables from unsettled transactions	22,174	(26,760)	5,346
(Increase) decrease in insurance recoveries receivable	—	—	19,729
(Increase) decrease in other assets	673	(2,494)	(36)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,992)	1,164	(116)
Increase (decrease) in base management fee and incentive fee payable	1,944	1,473	(9,208)
Increase (decrease) in due to affiliate	(585)	1,459	(389)
Increase (decrease) in interest payable	(1,069)	198	(745)
Increase (decrease) in payables from unsettled transactions	22,360	(21,455)	52,457
Increase (decrease) in director fees payable	—	(184)	(382)
Increase (decrease) in legal settlements payable	—	—	(19,500)
Increase (decrease) in amounts payable to syndication partners	(109)	108	(753)
Net cash provided by operating activities	215,824	53,509	486,897
Financing activities:
Contributions received in cash	—	—	287
Distributions paid in cash	(52,221)	(54,973)	(62,525)
Repayments of borrowings under SBA debentures	—	—	(213,300)
Borrowings under credit facilities	298,825	434,000	219,082
Repayments of borrowings under credit facilities	(225,000)	(448,995)	(479,382)
Repayments of unsecured notes	(228,825)	—	—
Repurchase of unsecured notes	—	(21,188)	—
Repayments of secured borrowings	(2,659)	(1,191)	(5,440)
Repurchases of common stock under stock repurchase program	—	—	(12,500)
Repurchases of common stock under dividend reinvestment plan	(1,344)	(1,411)	(2,924)
Deferred financing costs paid	(2,883)	(6,175)	(644)
Net cash used in financing activities	(214,107)	(99,933)	(557,346)
Effect of exchange rate changes on foreign currency	200	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	1,917	(46,424)	(70,449)
Cash and cash equivalents and restricted cash, beginning of period	13,489	59,913	130,362
Cash and cash equivalents and restricted cash, end of period	$15,406	$13,489	$59,913
Supplemental information:
Cash paid for interest	$31,025	$31,821	$44,332
Non-cash operating activities:
Purchases of investments from restructurings	$—	$—	$(165,759)
Proceeds from investment restructurings	—	—	165,759
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,344	$1,411	$2,924
Extinguishment of secured borrowings	(7,163)	—	—

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2019	September 30, 2018	September 30, 2017
Cash and cash equivalents	$15,406	$13,380	$53,018
Restricted cash	—	109	6,895
Total cash and cash equivalents and restricted cash	$15,406	$13,489	$59,913
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data processing & outsourced services
829 Common Units				$—	$—	(20)
34,984,460.37 Preferred Units				34,984	34,984	(20)
				34,984	34,984
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2020			$11,510	2,140	11,510	(11)(20)
100% equity interest				8,500	4,630	(11)(12)(20)
				10,640	16,140
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.10%		3,256	3,256	3,256	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	7.10%		1,009	1,009	1,009	(6)(19)(20)
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,903	(20)
				4,265	7,168
Senior Loan Fund JV I, LLC		Multi-sector holdings				(14)(15)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	9.39%		96,250	96,250	96,250	(6)(11)(20)
87.5% LLC equity interest				49,322	30,052	(11)(16)(19)
				145,572	126,302
Thruline Marketing, Inc.		Advertising				(25)
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.10%		18,146	18,146	18,146	(6)(20)
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	—	(6)(19)(20)
9,073 Class A Units in FS AVI Holdco, LLC				10,648	6,438	(20)
				28,794	24,584
Total Control Investments (22.5% of net assets)				$224,255	$209,178

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	8.10%		$5,585	$5,585	$5,585	(6)(19)(20)
1,609,201 Class A Units				765	782	(20)
1,019,168.80 Preferred Units, 6%				1,019	1,019	(20)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(20)
				7,369	7,386
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	1,784	(20)
				1,080	1,784
Total Affiliate Investments (1.0% of net assets)				$8,449	$9,170

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	8.04%		$5,799	$5,764	$5,688	(6)(20)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	10.00%		255	238	212	(6)(19)(20)
				6,002	5,900
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	7.10%		19,326	18,946	16,934	(6)
				18,946	16,934
Access CIG, LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	10.07%		15,000	14,892	15,000	(6)(20)
				14,892	15,000

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				$5,165	$—	(20)
				5,165	—
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	12,677	(20)
				13,611	12,677
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%		$21,752	21,210	20,032	(6)(11)
				21,210	20,032
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 7/10/2026	7.25%		€17,500	20,035	18,673	(6)(11)
				20,035	18,673
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.29%		$6,321	6,192	5,936	(6)
				6,192	5,936
AirStrip Technologies, Inc.		Application software
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—	(20)
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.54%		7,900	7,837	7,614	(6)
				7,837	7,614
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 9/20/2026	6.36%		8,000	7,920	8,040	(6)
				7,920	8,040
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			23,915	23,443	23,982	(11)
				23,443	23,982
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.60%		19,238	18,858	18,613	(6)(20)
				18,858	18,613
Altice France S.A.		Integrated telecommunication services
Fixed Rate Bond, 8.13% cash due 1/15/2024			3,000	3,045	3,113	(11)
Fixed Rate Bond, 7.63% cash due 2/15/2025			2,000	2,012	2,083	(11)
				5,057	5,196
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			14,800	16,304	18,089	(11)(20)(24)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			14,800	16,304	16,609	(11)(20)(24)
				32,608	34,698
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%		8,677	8,591	8,504	(6)(20)
				8,591	8,504
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%		23,764	23,340	23,325	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(27)	(28)	(6)(19)(20)
				23,313	23,297
Asurion, LLC		Property & casualty insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	8.54%		22,000	21,954	22,382	(6)
				21,954	22,382

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Avantor Inc.		Healthcare distributors
Fixed Rate Bond, 9.00% cash due 10/1/2025			$3,000	$2,975	$3,379
				2,975	3,379
Belk Inc.		Department stores
First Lien Term Loan, LIBOR+4.75% cash due 12/12/2022	6.80%		653	585	480	(6)
				585	480
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	9.06%		26,250	26,013	26,283	(6)
				26,013	26,283
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%		13,915	13,798	13,416	(6)
				13,798	13,416
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%		3,122	3,097	2,800	(6)
				3,097	2,800
Cenegenics, LLC		Healthcare services				(23)
First Lien Term Loan, 9.75% cash 2.00% PIK due 9/30/2019			29,781	27,738	—	(20)(21)
First Lien Revolver, 15.00% cash due 9/30/2019			2,203	2,203	—	(20)(21)
452,914.87 Common Units in Cenegenics, LLC				598	—	(20)
345,380.141 Preferred Units in Cenegenics, LLC				300	—	(20)
				30,839	—
CITGO Holding, Inc.		Oil & gas refining & marketing
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	11,366
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023			10,000	9,855	10,219	(6)
				20,527	21,585
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%		9,950	9,851	10,012	(6)
				9,851	10,012
Connect U.S. Finco LLC		Alternative carriers
First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%		30,000	29,400	29,580	(6)(11)
				29,400	29,580
Convergeone Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	7.04%		14,770	14,225	13,352	(6)
				14,225	13,352
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	411	(20)
				105	411
Covia Holdings Corporation		Oil & gas equipment services
First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.31%		7,900	7,900	6,484	(6)(11)
				7,900	6,484
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%		4,222	4,184	4,221	(6)
				4,184	4,221
Dominion Diagnostics, LLC		Healthcare services				(23)
Subordinated Term Loan, 11.00% cash 1.00% PIK due 10/18/2019			20,273	14,281	2,890	(20)(21)
First Lien Term Loan, PRIME+4.00% cash due 4/8/2019	9.00%		45,691	45,691	45,691	(6)(20)
First Lien Revolver, PRIME+4.00% cash due 4/8/2019	9.00%		2,090	2,090	2,090	(6)(20)
				62,062	50,671

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	7.05%		$10,000	$9,817	$10,074	(6)
Fixed Rate Bond 6.875% cash due 8/15/2026			5,000	5,000	5,459
				14,817	15,533
Eagleview Technology Corporation		Application software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	9.55%		12,000	11,880	11,520	(6)(20)
				11,880	11,520
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	10.10%		14,611	14,473	14,903	(6)(20)
				14,473	14,903
EOS Fitness Opco Holdings, LLC		Leisure facilities
487.5 Class A Preferred Units, 12%				488	855	(20)
12,500 Class B Common Units				—	934	(20)
				488	1,789
Equitrans Midstream Corp.		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+4.50% cash due 1/31/2024	6.55%		11,910	11,603	11,926	(6)(11)
				11,603	11,926
ExamSoft Worldwide, Inc.		Application software
180,707 Class C Units in ExamSoft Investor LLC				181	—	(20)
				181	—
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	6.10%		17,820	17,731	17,775	(6)(20)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	9.60%		10,000	9,914	10,000	(6)(20)
				27,645	27,775
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023	9.35%		22,402	22,235	22,108	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023			—	(9)	(15)	(6)(19)(20)
				22,226	22,093
GoodRx, Inc.		Interactive media & services
Second Lien Term Loan, LIBOR+7.50% cash due 10/12/2026	9.54%		22,222	21,805	22,500	(6)(20)
				21,805	22,500
Guidehouse LLP		Research & consulting services				(13)
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%		20,000	19,917	19,750	(6)
				19,917	19,750
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	757	(20)
				213	757
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	200	(20)
				1,000	200
IBG Borrower LLC		Apparel, accessories & luxury goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	9.13%		14,209	13,027	13,286	(6)(20)
				13,027	13,286
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.56%		16,718	16,436	16,438	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(15)	(15)	(6)(19)(20)
				16,421	16,423

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Integral Development Corporation		Other diversified financial services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				$113	$—	(20)
				113	—
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022	10.77%		$6,105	5,940	5,937	(6)(20)
				5,940	5,937
L Squared Capital Partners LLC		Multi-sector holdings
2.00% limited partnership interest				864	2,237	(11)(16)
				864	2,237
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022	7.01%		19,892	19,586	18,583	(6)
				19,586	18,583
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.00% cash due 11/25/2020	7.04%		762	762	759	(6)(11)
				762	759
Lift Brands Holdings, Inc.		Leisure facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	3,020	(20)
				1,399	3,020
Lightbox Intermediate, L.P.		Real estate services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.05%		39,900	39,332	39,501	(6)(20)
				39,332	39,501
Long's Drugs Incorporated		Pharmaceuticals
50 Series A Preferred Shares in Long's Drugs Incorporated				385	924	(20)
25 Series B Preferred Shares in Long's Drugs Incorporated				210	572	(20)
				595	1,496
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	8.79%		9,000	9,000	8,246	(6)
				9,000	8,246
Lytx Holdings, LLC		Research & consulting services
3,500 Class B Units				—	2,053	(20)
				—	2,053
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025	6.31%		11,880	11,761	11,813	(6)(20)
				11,761	11,813
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	6.54%		15,892	15,630	15,481	(6)
Second Lien Term Loan, LIBOR+8.50% cash due 3/2/2026	10.54%		35,925	35,492	36,285	(6)(20)
				51,122	51,766
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	5.79%		10,957	10,884	10,995	(6)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2025	10.54%		7,000	7,034	7,093	(6)
				17,918	18,088

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		$2,932	$2,913	$2,874	(6)(20)
				2,913	2,874
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%		28,952	28,434	28,402	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 2/15/2025			—	(55)	(58)	(6)(19)(20)
				28,379	28,344
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		7,056	6,997	7,056	(6)(20)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		1,944	1,927	1,944	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	7.04%		200	191	200	(6)(19)(20)
				9,115	9,200
Navicure, Inc.		Healthcare technology
Second Lien Term Loan, LIBOR+7.50% cash due 10/31/2025	9.54%		14,500	14,389	14,573	(6)(20)
				14,389	14,573
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond, 7.38% cash due 5/1/2026			5,000	5,104	5,380	(11)
				5,104	5,380
OmniSYS Acquisition Corporation		Diversified support services
100,000 Common Units in OSYS Holdings, LLC				1,000	750	(20)
				1,000	750
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	12.54%		16,750	16,750	13,187	(6)(20)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	—	(20)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(20)
				18,717	13,187
P2 Upstream Acquisition Co.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 10/30/2020	6.19%		2,976	2,936	2,950	(6)
First Lien Revolver, LIBOR+4.00% cash due 2/1/2020			—	—	(79)	(6)(19)
				2,936	2,871
PaySimple, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.55%		37,750	37,004	37,184	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025			—	(242)	(184)	(6)(19)(20)
				36,762	37,000
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest				1,217	691	(11)(16)(19)
				1,217	691
PLATO Learning Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 12/9/2021			2,845	2,434	—	(20)(22)
Unsecured Junior PIK Note, 10% PIK due 12/9/2021			13,577	10,227	—	(20)(22)
Unsecured Revolver, 5.00% cash due 12/9/2021			2,064	1,885	(184)	(19)(20)(21)
126,127.80 Class A Common Units of Edmentum				126	—	(20)
				14,672	(184)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Project Boost Purchaser, LLC		Application software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.54%		$7,000	$6,930	$6,964	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	10.14%		3,750	3,750	3,750	(6)(20)
				10,680	10,714
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.66%		17,192	17,055	16,848	(6)(20)
				17,055	16,848
QuorumLabs, Inc.		Application software
64,887,669 Junior-2 Preferred Stock				375	—	(20)
				375	—
Refac Optical Group		Specialty stores
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—	(20)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(20)
1,000 Series A-1 Preferred Stock in Refac Holdings, Inc., 10%				999	—	(20)
				1,305	—
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%		3,086	3,056	2,932	(6)(20)
				3,056	2,932
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			15,879	11,146	11,353	(20)
				11,146	11,353
ShareThis, Inc.		Application software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	2	(20)
				367	2
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023	9.13%		30,000	28,132	29,250	(6)(11)(20)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 11/7/2023				(62)	(69)	(6)(11)(19)(20)
Stock Warrants Strike (exercise price $3.28) expiration date 5/7/2029				1,750	1,667	(11)(20)
Stock Warrants Strike (exercise price $3.94) expiration date 11/3/2029				—	320	(11)(20)
				29,820	31,168
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	8.79%		12,500	12,450	12,135	(6)(20)
				12,450	12,135
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% cash due 3/30/2024	11.35%		25,463	25,025	25,192	(6)(20)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 12/31/2020				—	(45)	(6)(19)(20)
668,879 Common Units of TerSera Holdings LLC				1,731	2,629	(20)
				26,756	27,776
TigerText, Inc.		Application software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	560	(20)
				60	560
Transact Holdings Inc.		Application software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	7.01%		7,000	6,895	6,965	(6)
				6,895	6,965

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%		$830	$830	$775	(6)(20)
				830	775
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% cash due 4/21/2025	10.29%		21,500	21,191	20,103	(6)(20)
				21,191	20,103
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%		5,689	5,652	5,667	(6)
				5,652	5,667
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%		8,403	8,264	8,213	(6)(11)
				8,264	8,213
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.54%		10,242	10,357	10,370	(6)
				10,357	10,370
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%		34,200	34,468	32,413	(6)
				34,468	32,413
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.54%		24,750	24,633	24,879	(6)
Fixed Rate Bond, 9.75% cash due 8/15/2026			12,000	12,022	12,823
				36,655	37,702
Vertex Aerospace Services Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+4.50% cash due 6/29/2025	6.54%		15,800	15,735	15,869	(6)
				15,735	15,869
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Stock Units				675	440	(20)
7,500 Class A Common Stock Units				75	—	(20)
				750	440
Windstream Services, LLC		Integrated telecommunication services
Fixed Rate Bond, 8.63% cash due 10/31/2025			5,000	4,863	5,113	(11)
				4,863	5,113
WP CPP Holdings, LLC		Aerospace & defense
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%		15,000	14,874	14,937	(6)
				14,874	14,937
xMatters, Inc.		Application software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	273	(20)
				709	273
Yeti Holdings, Inc.		Leisure products
537,629 Shares Yeti Holdings, Inc. Common Stock				—	15,054
				—	15,054
Zep Inc.		Specialty chemicals
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	10.35%		30,000	29,889	21,950	(6)(20)
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	6.04%		1,975	1,899	1,564	(6)
				31,788	23,514
Zephyr Bidco Limited		Specialized finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	8.21%		£18,000	23,632	22,006	(6)(11)
				23,632	22,006

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Total Non-Control/Non-Affiliate Investments (131.1% of net assets)				$1,280,310	$1,219,694
Total Portfolio Investments (154.5% of net assets)				$1,513,014	$1,438,042
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$9,611	$9,611
Other cash accounts				5,795	5,795
Total Cash and Cash Equivalents and Restricted Cash (1.7% of net assets)				$15,406	$15,406
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (156.2% of net assets)				$1,528,420	$1,453,448

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$22,161	£17,910	10/15/19	JPMorgan Chase Bank, N.A.	$76
Foreign currency forward contract	$19,193	€17,150	11/29/19	JPMorgan Chase Bank, N.A.	414
					$490

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
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

(5)
With the exception of investments held by the Company’s wholly-owned subsidiaries that each formerly held a license from the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”), each of the Company's investments is pledged as collateral under the Credit Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06%, the PRIME at 5.00%, the 30-day UK LIBOR at 0.71% and the 30-day EURIBOR at (0.51)%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(9)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, qualifying assets represented 75.0% of the Company's total assets and non-qualifying assets represented 25.0% of the Company's total assets.

(12)	Income producing through payment of dividends or distributions.

(13)	During the year ended September 30, 2019, the portfolio company was renamed from Eton to Guidehouse LLP.

(14)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.

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

(20)	As of September 30, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

(21)	This investment was on cash non-accrual status as of September 30, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

(22)	This investment was on PIK non-accrual status as of September 30, 2019. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(23)	Payments on this investment are currently past due.

(24)
PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2019, the accumulated PIK interest balance for each of the A notes and the B notes was $1.8 million. The fair value of this investment is inclusive of PIK.

(25)	During the year ended September 30, 2019, the portfolio company was renamed from Keypath Education, Inc. to Thruline Marketing, Inc.

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

(15)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in this Form 10-K for the year ended September 30, 2018 for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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
The Company seeks to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. The Company may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree, as amended from time to time (the “Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator, as amended from time to time (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of September 30, 2019, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC, OCSL SRNE, LLC, OCSL AB Blocker, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
The fair value of the Company's investments as of September 30, 2019 and 2018 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "credit facility payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "payable to syndication partners" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by the Company to Oaktree. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
Fee Income
Oaktree may provide financial advisory services to portfolio companies and, in return, the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or services are rendered.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents and restricted cash are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset when received. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
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
Secured Borrowings:
The Company follows the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sales to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest or which are not eligible for sale accounting remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. As of September 30, 2019, the Company did not have any secured borrowing outstanding. See Note 14 for additional information.
Payables to Syndication Partners:
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
Fair Value Option:
The Company adopted certain principles under ASC Topic 825, Financial Instruments – Fair Value Option ("ASC 825"), and elected the fair value option for its secured borrowings. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements:

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. As a result of the adoption of the new guidance, changes in restricted cash and restricted cash equivalents are no longer presented as separate activities in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, ASU 2016-18 requires a reconciliation between the totals in the statement of cash flows and the related captions on

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the balance sheet. The new guidance was effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company adopted the new guidance during the three months ended December 31, 2018. The retrospective application of this new standard resulted in changes to the previously reported statements of cash flows as follows:

	Year ended September 30, 2018		Year ended September 30, 2017
	As Previously Reported	After Adoption of ASU 2016-18	As Previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	$60,295	$53,509	$492,441	$486,897

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

Note 3. Portfolio Investments
As of September 30, 2019, 154.5% of net assets at fair value, or $1.4 billion, was invested in 104 portfolio companies, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in SLF JV I, which had a fair value of $96.3 million and $30.1 million, respectively. As of September 30, 2019, 1.7% of net assets at fair value, or $15.4 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2018, 173.8% of net assets at fair value, or $1.5 billion, was invested in 113 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and LLC equity interests in SLF JV I, which had a fair value of $99.8 million, $29.5 million and $0.0 million, respectively, and 1.6% of net assets at fair value, or $13.5 million, was invested in cash and cash equivalents (including restricted cash). As of September 30, 2019, 78.6% of the Company's portfolio at fair value consisted of senior secured debt investments and 12.3% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2018, 75.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 19.6% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2019, 2018 and 2017, the Company recorded net realized gains (losses) of $20.8 million, $(115.1) million and $(171.8) million, respectively. During the years ended September 30, 2019, 2018 and 2017, the Company recorded net unrealized appreciation (depreciation) of $38.5 million, $102.6 million and $(97.8) million, respectively.
The composition of the Company's investments as of September 30, 2019 and September 30, 2018 at cost and fair value was as follows:

	September 30, 2019		September 30, 2018
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,274,367	$1,212,174	$1,390,672	$1,287,958
Investments in equity securities	93,075	99,566	70,756	73,869
Debt investments in SLF JV I	96,250	96,250	129,333	129,333
Equity investment in SLF JV I	49,322	30,052	16,172	41
Total	$1,513,014	$1,438,042	$1,606,933	$1,491,201

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of September 30, 2019 and September 30, 2018 at fixed rates and floating rates:

	September 30, 2019		September 30, 2018
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$132,965	10.16%	$237,718	16.77%
Floating rate debt securities, including debt investments in SLF JV I	1,175,459	89.84	1,179,573	83.23
Total	$1,308,424	100.00%	$1,417,291	100.00%
The following table presents the financial instruments carried at fair value as of September 30, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$477,542	$653,334	$—	$1,130,876
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	67,239	110,309	—	177,548
Investments in equity securities (preferred)	—	—	40,578	—	40,578
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	15,054	—	41,006	32,980	89,040
Total investments at fair value	15,054	544,781	845,227	32,980	1,438,042
Cash equivalents	9,611	—	—	—	9,611
Derivative assets	—	490	—	—	490
Total assets at fair value	$24,665	$545,271	$845,227	$32,980	$1,448,143
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
The following table provides a roll-forward in the changes in fair value from September 30, 2018 to September 30, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
New investments	257,378	2,664	7,019	2,514	269,575	—
Redemptions/repayments/sales	(309,263)	(23,365)	(498)	(31,990)	(365,116)	(9,822)
Transfers in (a)(c)	32,293	—	28,984	—	61,277	—
Transfers out (b)(c)	(28,984)	(33,150)	—	(12,073)	(74,207)	—
Net accrual of PIK interest income	5,037	149	—	—	5,186	—
Accretion of OID	16,601	1,268	—	—	17,869	—
Net unrealized appreciation (depreciation)	51,043	3,884	650	(451)	55,126	2,719
Net realized gains (losses)	(9,742)	—	(495)	21,872	11,635	(2,625)
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of September 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2019	$(19,729)	$3,378	$(94)	$10,617	$(5,828)	$—
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the year ended September 30, 2019 as a result of a decreased number of market quotes available and/or decreased market liquidity.

(b) There was one transfer from Level 3 to Level 1 during the year ended September 30, 2019 as a result of an initial public offering of a portfolio company. There was also one transfer out of Level 3 during the year ended September 30, 2019 as a result of an investment restructuring in which debt investments were exchanged for equity investments that are valued using net asset value as a practical expedient.

(c) There was one transfer out of senior secured debt into preferred equity during the year ended September 30, 2019 as a result of an investment restructuring in which debt investments were exchanged for equity investments.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to September 30, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
New investments & net revolver activity	381,905	12,662	—	2,500	397,067	—
Redemptions/repayments/sales	(749,161)	(26,403)	(12,398)	(27,819)	(815,781)	(1,191)
Transfers out (a)	(34,657)	—	—	—	(34,657)	—
Net accrual of PIK interest income	1,603	2,294	—	—	3,897	16
Accretion of OID	4,769	—	—	—	4,769	—
Net unrealized appreciation (depreciation) on investments	33,436	(10,023)	34,112	44,107	101,632	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(2,353)
Realized loss on investments	(59,366)	(2)	(33,241)	(26,818)	(119,427)	—
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
Net unrealized depreciation relating to Level 3 assets & liabilities still held as of September 30, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2018	$(18,318)	$(4,130)	$(1,018)	$(4,003)	$(27,469)	$(2,353)
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the year ended September 30, 2018 as a result of an increased number of market quotes available and/or increased market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$314,026	Market yield technique	Market yield	(b)	6.7%	-	18.0%	11.2%
	17,452	Enterprise value technique	EBITDA multiple	(c)	1.8x	-	6.0x	5.0x
	11,510	Enterprise value technique	Asset multiple	(c)	0.9x		1.1x	1.0x
	3,750	Transactions precedent	Transaction price	(d)	N/A	-	N/A	N/A
	306,596	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	11,353	Market yield technique	Market yield	(b)	13.0%	-	15.0%	14.0%
	2,706	Enterprise value technique	EBITDA multiple	(c)	6.5x	-	8.5x	7.5x
SLF JV I debt investments	96,250	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	4,004	Enterprise value technique	Revenue multiple	(c)	0.8x	-	8.9x	3.3x
	72,950	Enterprise value technique	EBITDA multiple	(c)	1.8x	-	17.0x	6.9x
	4,630	Enterprise value technique	Asset multiple	(c)	0.9x	-	1.1x	1.0x
Total	$845,227
__________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	Used when market participants would take into account market yield when pricing the investment.

(c)	Used when market participants would use such multiples when pricing the investment.

(d)	Used when there is an observable transaction or pending event for the investment.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2019 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$314,825	$314,825	$—	$—	$314,825
Unsecured notes payable (net of unamortized financing costs)	158,542	164,966	—	164,966	—
Total	$473,367	$479,791	$—	$164,966	$314,825
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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,170,258	77.35%	$1,200,242	74.69%
Subordinated debt	104,109	6.88%	190,430	11.85%
Debt investments in SLF JV I	96,250	6.36%	129,333	8.05%
Common equity & warrants	52,630	3.48%	63,848	3.97%
LLC equity interests of SLF JV I	49,322	3.26%	16,172	1.01%
Preferred equity	40,445	2.67%	6,908	0.43%
Total	$1,513,014	100.00%	$1,606,933	100.00%

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,130,876	78.64%	121.51%	$1,124,408	75.40%	131.05%
Debt investments in SLF JV I	96,250	6.69%	10.34%	129,333	8.67%	15.07%
Subordinated debt	81,298	5.65%	8.74%	163,550	10.97%	19.06%
Common equity and warrants	58,988	4.10%	6.34%	68,951	4.63%	8.04%
Preferred equity	40,578	2.82%	4.36%	4,918	0.33%	0.57%
LLC equity interests of SLF JV I	30,052	2.10%	3.23%	41	—	—
Total	$1,438,042	100.00%	154.52%	$1,491,201	100.00%	173.79%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the composition of the Company's portfolio by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Northeast	$394,130	26.05%	$539,568	33.58%
West	377,810	24.97%	247,831	15.42%
Midwest	322,651	21.33%	278,632	17.34%
International	171,129	11.31%	155,657	9.69%
Southeast	131,522	8.69%	172,461	10.73%
Southwest	66,781	4.41%	200,904	12.50%
Northwest	35,193	2.33%	11,880	0.74%
South	13,798	0.91%	—	—
Total	$1,513,014	100.00%	$1,606,933	100.00%

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$358,328	24.93%	38.50%	$495,942	33.26%	57.80%
West	350,660	24.38%	37.68%	230,117	15.43%	26.82%
Midwest	297,433	20.68%	31.97%	229,222	15.37%	26.71%
International	175,687	12.22%	18.88%	158,048	10.60%	18.42%
Southeast	125,306	8.71%	13.46%	177,024	11.87%	20.63%
Southwest	82,395	5.73%	8.85%	188,608	12.65%	21.98%
Northwest	34,817	2.42%	3.74%	12,240	0.82%	1.43%
South	13,416	0.93%	1.44%	—	—	—%
Total	$1,438,042	100.00%	154.52%	$1,491,201	100.00%	173.79%

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2019 and September 30, 2018:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$146,436	9.67%	$157,883	9.85%
Application software	132,051	8.73	85,875	5.34
Healthcare services	100,173	6.62	119,468	7.43
Data processing & outsourced services	97,759	6.46	87,617	5.45
Biotechnology	82,109	5.43	11,880	0.74
Property & casualty insurance	73,076	4.83	66,370	4.13
Pharmaceuticals	59,294	3.92	69,098	4.30
Specialized finance	53,227	3.52	48,571	3.02
Healthcare technology	51,044	3.37	51,283	3.19
Auto parts & equipment	42,641	2.82	42,633	2.65
Advertising	42,405	2.80	42,405	2.64
Real estate services	39,332	2.60	—	—
Research & consulting services	34,734	2.30	34,595	2.15
Integrated telecommunication services	33,741	2.23	33,768	2.10
Aerospace & defense	33,665	2.23	45,918	2.86
Internet services & infrastructure	32,563	2.15	5,454	0.34
Specialty chemicals	31,788	2.10	31,773	1.98
Systems software	31,716	2.10	15,898	0.99
Oil & gas refining & marketing	30,378	2.01	22,493	1.40
Alternative carriers	29,400	1.94	—	—
Managed healthcare	27,645	1.83	27,812	1.73
Construction & engineering	23,443	1.55	30,437	1.89
Healthcare distributors	22,561	1.49	19,683	1.22
Interactive media & services	21,805	1.44	—	—
Electrical components & equipment	21,210	1.40	38,831	2.42
General merchandise stores	18,946	1.25	22,959	1.43
Movies & entertainment	18,858	1.25	19,504	1.21
Diversified support services	18,805	1.24	19,266	1.20
Apparel, accessories & luxury goods	18,192	1.20	18,308	1.14
Industrial machinery	17,055	1.13	30,127	1.87
Education services	15,672	1.04	13,748	0.86
IT consulting & other services	14,975	0.99	750	0.05
Food retail	14,473	0.96	22,052	1.37
Oil & gas equipment & services	12,165	0.80	56,753	3.53
Oil & gas storage & transportation	11,603	0.77	—	—
Airlines	10,640	0.70	32,602	2.03
Trading companies & distributors	10,357	0.68	6,981	0.43
Specialized REITs	8,264	0.55	—	—
Household appliances	7,837	0.52	7,905	0.49
Commercial printing	6,002	0.40	5,856	0.36
Environmental & facilities services	5,940	0.39	5,923	0.37
Restaurants	3,097	0.20	3,129	0.19
Leisure facilities	1,887	0.12	5,401	0.34
Specialty stores	1,305	0.09	43,887	2.73
Thrifts & mortgage finance	1,217	0.08	5,344	0.33
Human resource & employment services	830	0.05	1,581	0.10
Department stores	585	0.04	573	0.04
Other diversified financial services	113	0.01	113	0.01
Healthcare equipment	—	—	47,901	2.98
Oil & gas exploration & production	—	—	34,727	2.16
Technology distributors	—	—	34,375	2.14
Consumer electronics	—	—	22,128	1.38
Personal products	—	—	19,327	1.20
Investment banking & brokerage	—	—	12,539	0.78
Security & alarm services	—	—	11,071	0.69
Coal & consumable fuels	—	—	7,329	0.46
Commodity chemicals	—	—	2,972	0.18
Hypermarkets & super centers	—	—	2,057	0.13
Total	$1,513,014	100.00%	$1,606,933	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application software	$129,577	9.00%	13.94%	$96,457	6.47%	11.24%
Multi-sector holdings (1)	128,539	8.94	13.81	143,037	9.57	16.66
Data processing & outsourced services	98,267	6.83	10.56	74,266	4.98	8.66
Biotechnology	85,719	5.96	9.21	11,963	0.80	1.39
Property & casualty insurance	74,148	5.16	7.97	67,409	4.52	7.86
Pharmaceuticals	60,057	4.18	6.45	71,946	4.82	8.39
Healthcare services	58,391	4.06	6.27	67,039	4.50	7.81
Healthcare technology	52,275	3.64	5.62	52,160	3.50	6.08
Specialized finance	51,485	3.58	5.53	48,248	3.24	5.62
Auto parts & equipment	40,484	2.82	4.35	43,146	2.89	5.03
Real estate services	39,501	2.75	4.24	—	—	—
Research & consulting services	37,336	2.60	4.01	36,359	2.44	4.24
Advertising	37,261	2.59	4.00	32,687	2.19	3.81
Aerospace & defense	33,738	2.35	3.63	46,338	3.11	5.40
Internet services & infrastructure	32,565	2.26	3.50	5,580	0.37	0.65
Oil & gas refining & marketing	31,597	2.20	3.40	22,684	1.52	2.64
Systems software	31,504	2.19	3.39	16,175	1.08	1.89
Alternative carriers	29,580	2.06	3.18	—	—	—
Integrated telecommunication services	28,876	2.01	3.10	28,358	1.90	3.30
Managed healthcare	27,775	1.93	2.98	28,012	1.88	3.26
Construction & engineering	23,982	1.67	2.58	31,930	2.14	3.72
Specialty chemicals	23,514	1.64	2.53	30,704	2.06	3.58
Interactive media & services	22,500	1.56	2.42	—	—	—
Healthcare distributors	21,962	1.53	2.36	19,395	1.30	2.26
Electrical components & equipment	20,032	1.39	2.15	40,238	2.70	4.69
Diversified support services	18,624	1.30	2.00	18,295	1.23	2.13
Movies & entertainment	18,613	1.29	2.00	19,475	1.31	2.27
General merchandise stores	16,934	1.18	1.82	23,058	1.55	2.69
Industrial machinery	16,848	1.17	1.81	29,323	1.97	3.42
Airlines	16,140	1.12	1.73	32,510	2.18	3.79
Leisure products	15,054	1.05	1.62	12,073	0.81	1.41
Food retail	14,903	1.04	1.60	22,050	1.48	2.57
IT consulting & other services	13,792	0.96	1.48	497	0.03	0.06
Oil & gas equipment & services	13,652	0.95	1.47	59,822	4.01	6.97
Apparel, accessories & luxury goods	13,286	0.92	1.43	13,624	0.91	1.59
Oil & gas storage & transportation	11,926	0.83	1.28	—	—	—
Trading companies & distributors	10,370	0.72	1.11	7,009	0.47	0.82
Specialized REITs	8,213	0.57	0.88	—	—	—
Household appliances	7,614	0.53	0.82	7,943	0.53	0.93
Environmental & facilities services	5,937	0.41	0.64	6,189	0.42	0.72
Commercial printing	5,900	0.41	0.63	5,922	0.40	0.69
Leisure facilities	4,809	0.33	0.52	8,154	0.55	0.95
Restaurants	2,800	0.19	0.30	3,076	0.21	0.36
Human resource & employment services	775	0.05	0.08	1,593	0.11	0.19
Thrifts & mortgage finance	691	0.05	0.07	4,759	0.32	0.55
Department stores	480	0.03	0.05	581	0.04	0.07
Education services	16	—	—	(2,125)	(0.14)	(0.25)
Specialty stores	—	—	—	44,001	2.95	5.13
Oil & gas exploration & production	—	—	—	35,562	2.38	4.14
Technology distributors	—	—	—	34,597	2.32	4.03
Consumer electronics	—	—	—	23,438	1.57	2.73
Personal products	—	—	—	19,500	1.31	2.27
Investment banking & brokerage	—	—	—	12,759	0.86	1.49
Security & alarm services	—	—	—	10,865	0.73	1.27
Healthcare equipment	—	—	—	9,812	0.66	1.14
Coal & consumable fuels	—	—	—	7,525	0.50	0.88
Commodity chemicals	—	—	—	3,101	0.21	0.36
Hypermarkets & super centers	—	—	—	2,082	0.14	0.24
Total	$1,438,042	100.00%	154.52%	$1,491,201	100.00%	173.79%
___________________

(1)	This industry includes the Company's investment in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2019 and September 30, 2018, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

Senior Loan Fund JV I, LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. The Company co-invests in senior secured loans of middle-market companies and other corporate debt securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by the Company and one representative selected by Kemper (with approval from a representative of each required). Since the Company does not have a controlling financial interest in SLF JV I, the Company does not consolidate SLF JV I.
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. On December 28, 2018, the Company and Kemper directed the redemption of their holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of the Company and Kemper, based upon their respective holdings of mezzanine notes. Upon such distribution, the Company and Kemper each then directed that a portion of their respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I (the "SLF JV 1 Subordinated Notes") and the mezzanine notes issued by SLF Repack Issuer 2016, LLC (the "SLF Repack Notes") collectively are referred to as the SLF JV I Notes. Prior to the redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2019, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes and as of September 30, 2018, the Company and Kemper owned in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interest in SLF JV I and the outstanding SLF Repack Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $250.0 million of borrowings as of September 30, 2019 and up to $200.0 million of borrowings as of September 30, 2018. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2019, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of September 30, 2019, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $170.2 million and $153.0 million of borrowings were outstanding as of September 30, 2019 and September 30, 2018, respectively.
As of September 30, 2019 and September 30, 2018, SLF JV I had total assets of $360.9 million and $314.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 51 and 40 portfolio companies as of September 30, 2019 and September 30, 2018, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of September 30, 2019, the Company's investment in SLF JV I consisted of LLC equity interests of $30.1 million, at fair value, and SLF JV I Subordinated Notes of $96.3 million, at fair value. As of September 30, 2018, the Company's investment in SLF JV I consisted of LLC equity interests of $0.0 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $99.8 million and $29.5 million, at fair value, respectively.
As of each of September 30, 2019 and September 30, 2018, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of September 30, 2019 and September 30, 2018, the Company and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of September 30, 2019 and September 30, 2018, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Senior secured loans (1)	$340,960	$297,053
Weighted average interest rate on senior secured loans (2)	6.57%	7.20%
Number of borrowers in SLF JV I	51	40
Largest exposure to a single borrower (1)	$10,835	$17,512
Total of five largest loan exposures to borrowers (1)	$50,510	$66,507
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%	Diversified support services	$9,300	$9,256	$9,201
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,295	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	6,145	5,992	5,659	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	9,900	9,875	9,916
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	9,900	9,801	9,764
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	7,444	7,282	7,439
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	7,656	7,656	6,963
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%	Application software	4,615	4,534	4,530	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application software	—	(7)	(7)	(4)(5)
Total Apptio, Inc.					4,527	4,523
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.04%	Data processing & outsourced services	9,875	9,855	9,858
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%	Systems software	7,609	7,518	7,336	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	7,406	7,376	6,855
C5 Technology Holdings, LLC	171 Common Units		IT consulting & other services		—	—	(4)
	7,193,539.63 Preferred Units				7,194	7,194	(4)
Total C5 Technology Holdings, LLC					7,194	7,194
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%	Application software	4,975	4,925	5,018
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	7,960	7,880	8,010	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	8,000	7,840	7,888	(4)
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	6,000	5,955	6,030
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%	Internet services & infrastructure	8,000	7,980	7,985
DigiCert, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%	Internet services & infrastructure	8,250	8,148	8,249	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	5,000	4,975	5,015
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.04%	Casinos & gaming	4,764	4,742	4,776
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,938	4,909	4,910
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunication services	6,473	6,400	6,471
Gentiva Health Services, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%	Healthcare services	7,920	7,801	7,974
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	7,860	7,801	7,644
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%	Interactive media & services	7,852	7,835	7,862
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	6,000	5,975	5,925	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	$7,898	$7,797	$7,272
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	10,000	9,891	10,042
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%	Household products	8,000	7,972	7,610
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	4,187	4,119	2,676
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%	Internet services & infrastructure	4,524	4,443	4,438	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/15/2025		Internet services & infrastructure	—	(9)	(9)	(4)(5)
Total Mindbody, Inc.					4,434	4,429
Navicure, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 9/18/2026	6.13%	Healthcare technology	6,000	5,970	6,008
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.10%	Oil & gas equipment & services	1,422	1,422	1,422	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & gas equipment & services		—	1,268	(4)
Total New IPT, Inc.					1,422	2,690
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	6,895	6,868	6,792
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,993	5,961	5,882
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	7,880	7,872	7,890
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	7,312	7,275	7,298
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(3)	(1)	(5)
Total OEConnection LLC					7,272	7,297
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,990	3,971	4,011
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%	Aerospace & defense	2,205	2,183	2,094	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	4.79%	Casinos & gaming	6,516	6,491	6,470
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	8,420	8,403	7,999
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	9,850	9,775	9,838
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%	Diversified support services	4,906	4,833	4,759
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	8,000	7,960	8,048
Thruline Marketing, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.10%	Advertising	1,854	1,851	1,854	(4)
	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Total Thruline Marketing, Inc.					2,939	2,512
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	5,000	5,000	5,175
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%	Application software	9,875	9,836	9,836	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	4,489	4,489	4,506
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%	Specialized REITs	6,401	6,221	6,256	(4)
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	4.79%	Pharmaceuticals	1,772	1,764	1,778

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%	Application software	$6,894	$6,856	$6,534	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	10,835	10,849	10,894
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	6,000	5,949	5,974	(4)
				$340,960	$347,985	$345,032
__________
(1) Represents the interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of September 30, 2019, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06%, and the PRIME at 5.00%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and SLF JV I as of September 30, 2019.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

SLF JV I Portfolio as of September 30, 2018

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Accudyne Industries, LLC	First Lien Term Loan, LIBOR+3.00% cash due 8/18/2024	5.24%	Industrial machinery	$9,088	$9,088	$9,134
AdVenture Interactive, Corp.	927 Common Stock Shares		Advertising		1,390	670	(4)
AI Ladder (Luxembourg) Subco S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	7.02%	Electrical components & equipment	11,300	10,970	11,367	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.88%	IT consulting & other services	10,000	9,975	10,100
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.84%	Oil & gas storage & transportation	10,000	9,900	10,041
Allied Universal Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 7/28/2022	6.14%	Security & alarm services	6,912	6,956	6,821	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.16%	Integrated telecommunication services	7,500	7,313	7,457
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.99%	Pharmaceuticals	9,822	9,822	9,918
Asset International, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/30/2024	6.89%	Research & consulting services	6,948	6,824	6,917
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.39%	Data processing & outsourced services	9,975	9,951	10,049
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.17%	Oil & gas equipment & services	7,481	7,446	7,458
Chloe Ox Parent LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.89%	Healthcare services	9,950	9,860	9,987

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Clearent Newco, LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/20/2024	6.24%	Application software	$6,894	$6,800	$6,796
	Delayed Draw Term Loan, LIBOR+4.00% cash due 3/20/2024	6.19%	Application software	337	310	309
	First Lien Revolver, PRIME+3.00% cash due 3/20/2023	8.00%	Application software	852	837	836
Total Clearent Newco, LLC				8,083	7,947	7,941
EOS Fitness Opco Holdings, LLC	First Lien Term Loan, LIBOR+8.25% cash due 12/30/2019	10.36%	Leisure facilities	17,512	17,399	17,512	(4)
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.74%	Research & consulting services	6,000	5,971	6,030	(4)
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.24%	Casinos & gaming	4,938	4,914	4,973
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.99%	Specialty chemicals	4,330	4,300	4,330
Garretson Resolution Group, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 5/22/2021		Diversified support services	5,797	5,772	1,159	(5)
Gigamon Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/27/2024	6.89%	Systems software	7,940	7,869	8,000
IBC Capital Ltd.	First Lien Term Loan, LIBOR+3.75% cash due 9/11/2023	6.09%	Metal & glass containers	8,955	8,933	9,028
InMotion Entertainment Group, LLC	First Lien Term Loan, LIBOR+7.25% cash due 10/1/2021	9.65%	Consumer electronics	8,375	8,389	8,375	(4)
	First Lien Term Loan, LIBOR+7.25% cash due 10/1/2021	9.65%	Consumer electronics	8,375	8,306	8,375
Total InMotion Entertainment Group, LLC				16,750	16,695	16,750
Keypath Education, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.39%	Advertising	1,855	1,853	1,854	(4)
	927 shares Common Stock		Advertising		1,088	816	(4)
Total Keypath Education, Inc.				1,855	2,941	2,670
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.24%	Household products	8,000	7,965	7,975
McDermott Technology (Americas) Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.24%	Oil & gas equipment & services	9,950	9,760	10,097	(4)
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.40%	Personal products	4,388	4,348	4,388	(4)
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.39%	Oil & gas equipment & services	1,794	1,794	1,794	(4)
	Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021	7.49%	Oil & gas equipment & services	634	634	634	(4)
	21.876 Class A Common Units			—	—	1,001	(4)
Total New IPT, Inc.				2,428	2,428	3,429
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	6,965	6,933	6,974
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.25%	Application software	6,055	6,012	5,881
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.39%	Commodity chemicals	7,960	7,951	8,089
Refac Optical Group	First Lien Term Loan, LIBOR+8.00% cash due 1/9/2019	10.26%	Specialty stores	2,573	2,476	2,573	(4)(5)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 2/28/2022	7.99%	Aerospace & defense	2,267	2,235	2,301	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	5.03%	Casinos & gaming	6,582	6,552	6,579
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 11/18/2022	7.34%	Footwear	8,507	8,484	8,082
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.75%	Diversified support services	5,000	4,925	5,019

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
TravelCLICK, Inc.	Second Lien Term Loan, LIBOR+7.75% cash due 11/6/2021	9.99%	Data Processing & outsourced services	$2,871	$2,871	$2,871	(4)
TV Borrower US, LLC	First Lien Term Loan, LIBOR+4.75% cash due 2/22/2024	7.14%	Integrated telecommunication services	2,019	2,011	2,026
Uber Technologies Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.12%	Application software	9,975	9,928	10,055
Uniti Group LP	First Lien Term Loan, LIBOR+3.00% cash due 10/24/2022	5.24%	Specialized REITs	6,467	6,225	6,198
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.78%	Application software	6,965	6,915	6,801
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.99%	Data processing & outsourced services	10,945	10,961	11,013	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.15%	Aerospace & defense	6,000	5,942	6,013
				$297,053	$297,158	$294,676
__________
(1) Represents the interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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

Both the cost and fair value of the Company's debt investment in SLF JV I were $96.3 million as of September 30, 2019 and $129.3 million as of September 30, 2018. The Company earned interest income of $9.8 million, $11.2 million (including $3.1 million of PIK interest) and $11.1 million on its debt investment in the SLF JV I for the years ended September 30, 2019, 2018 and 2017. The Company's debt investment in SLF JV I bears interest at a rate of one-month LIBOR plus 7.0% per annum and matures on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $49.3 million and $30.1 million, respectively, as of September 30, 2019, and $16.2 million and $0.0 million, respectively, as of September 30, 2018. The Company did not earn dividend income for the year ended September 30, 2019 with respect to its investment in the LLC equity interests of SLF JV I. The Company earned dividend income of $1.6 million and $1.1 million for the years ended September 30, 2018 and 2017, respectively, with respect to its LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of September 30, 2019 and September 30, 2018 and for the years ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2019: $347,985; cost September 30, 2018: $297,158)	$345,032	$294,676
Receivables from secured financing arrangements at fair value (cost September 30, 2019: $0; cost September 30, 2018: $9,801)	—	7,069
Cash and cash equivalents	3,674	3,226
Restricted cash	5,242	4,808
Other assets	6,912	4,418
Total assets	$360,860	$314,197

Senior credit facility payable	$170,210	$153,010
Debt securities payable at fair value (proceeds September 30, 2019: $110,000; proceeds September 30, 2018: $147,808)	110,000	147,808
Other liabilities	46,303	13,331
Total liabilities	$326,513	$314,149
Members' equity	34,347	48
Total liabilities and members' equity	$360,860	$314,197

	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$22,727	$20,574
Other income	153	65
Total investment income	22,880	20,639
Interest expense	19,858	20,713
Other expenses	358	473
Total expenses (1)	20,216	21,186
Net unrealized appreciation (depreciation)	2,257	12,386
Net realized gains (losses)	(8,507)	(16,311)
Net income (loss)	$(3,586)	$(4,472)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the subordinated notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the year ended September 30, 2019, the Company sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by the Company on these transactions. During the year ended September 30, 2018, the Company sold $8.0 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.0 million cash consideration. No gain or loss was recognized by the Company on these transactions.
Note 4. Fee Income
For the years ended September 30, 2019, 2018 and 2017, the Company recorded total fee income of $6.7 million, $9.4 million and $10.5 million, respectively, of which $0.6 million, $1.2 million and $1.9 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2019, 2018 and 2017:

(Share amounts in thousands)	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$126,160	$46,762	$(196,969)
Weighted average common shares outstanding — basic	140,961	140,961	141,438
Earnings (loss) per common share — basic and diluted	$0.89	$0.33	$(1.39)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the years ended September 30, 2019, 2018 and 2017:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2016	143,259	$1,433	$1,591,467	$(450,612)	$1,142,288
Net investment income	—	—	—	72,652	72,652
Net unrealized appreciation (depreciation)	—	—	—	(97,839)	(97,839)
Net realized gains (losses)	—	—	—	(171,782)	(171,782)
Contributions from stockholders	—	—	287	—	287
Distributions to stockholders	—	—	—	(65,449)	(65,449)
Issuance of common stock under dividend reinvestment plan	560	6	2,918	—	2,924
Repurchases of common stock under stock repurchase program	(2,298)	(24)	(12,476)	—	(12,500)
Repurchases of common stock under dividend reinvestment program	(560)	(6)	(2,918)	—	(2,924)
Balance at September 30, 2017	140,961	$1,409	$1,579,278	$(713,030)	$867,657
Net investment income	—	$—	$—	$60,046	$60,046
Net unrealized appreciation (depreciation)	—	—	—	102,605	102,605
Net realized gains (losses)	—	—	—	(115,147)	(115,147)
Redemption premium on unsecured notes payable	—	—	—	(120)	(120)
Provision for income tax (expense) benefit	—	—	—	(622)	(622)
Distributions to stockholders	—	—	—	(38,699)	(38,699)
Tax return of capital	—	—	(17,685)	—	(17,685)
Reclassification of additional paid-in capital	—	—	(68,854)	68,854	—
Issuance of common stock under dividend reinvestment plan	303	3	1,408	—	1,411
Repurchases of common stock under dividend reinvestment program	(303)	(3)	(1,408)	—	(1,411)
Balance at September 30, 2018	140,961	$1,409	$1,492,739	$(636,113)	$858,035
Net investment income	—	$—	$—	$67,909	$67,909
Net unrealized appreciation (depreciation)	—	—	—	38,457	38,457
Net realized gains (losses)	—	—	—	20,805	20,805
Provision for income tax (expense) benefit	—	—	—	(1,011)	(1,011)
Distributions to stockholders	—	—	—	(53,565)	(53,565)
Reclassification of additional paid-in capital	—	—	(4,965)	4,965	—
Issuance of common stock under dividend reinvestment plan	269	3	1,341	—	1,344
Repurchases of common stock under dividend reinvestment program	(269)	(3)	(1,341)	—	(1,344)
Balance at September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
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
For income tax purposes, the Company estimates that its distributions for the 2019 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2019 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for tax purposes to the Company’s stockholders. For the year ended September 30, 2019, no portion of the distributions were deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2019, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
Total for the year ended September 30, 2019			$0.38	$ 52.2 million	269,330	$ 1.3 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
Total for the year ended September 30, 2018			$0.40	$ 55.0 million	303,198	$ 1.4 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	0.7 million
Total for the year ended September 30, 2017			$0.465	$ 62.5 million	560,114	$ 2.9 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Amounts may not sum due to rounding.

Common Stock Offering
There were no common stock offerings during the years ended September 30, 2019, 2018 and 2017.

Note 6. Borrowings
Credit Facility

On November 30, 2017, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The Credit Facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the Credit Facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The Credit Facility further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.

On February 25, 2019, the Company amended and restated the Credit Facility to increase the size of the facility from $600 million to $680 million (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility up to $1.02 billion), extend the period during which the Company may make drawings from expiring on November 30, 2020 to expiring on February 25, 2023, extend the final maturity date from November 30, 2021 to February 25, 2024, and lower the interest rate margins (a) for LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option), from 2.75% to 2.25% or from 2.25% to 2.00% and (b) for alternate base rate loans, from 1.75% to 1.25% or from 1.25% to 1.00%, each depending on the Company’s senior debt coverage ratio. Additionally, on April 1, 2019, the Company increased the size of the Credit Facility from $680 million to $700 million under the “accordion” feature. As of September 30, 2019, the Company was able to borrow up to $700 million under the Credit Facility. During the year ended September 30, 2019, the Company expensed $0.2 million of unamortized deferred financing costs related to the amendment of the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of September 30, 2019, except for assets that were held by the Excluded Subsidiaries and certain other immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.65 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 through February 25, 2020 and (2) 2.25 to 1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Credit Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of September 30, 2019, the Company was in compliance with all financial covenants under the Credit Facility. In addition to the asset coverage ratio described above, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Credit Facility is subject to the satisfaction of certain conditions.

As of September 30, 2019 and 2018, the Company had $314.8 million and $241.0 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $314.8 million and $241.0 million, respectively. The Company's borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.550% and 4.254% for the year ended September 30, 2019 and the period from November 30, 2017 to September 30, 2018, respectively. The Company’s borrowings under the Prior ING Facility (as defined below) bore interest at a weighted average interest rate of 3.705% and 3.191% for the period from October 1, 2017 to November 30, 2017 and the year ended September 30, 2017, respectively. For the years ended September 30, 2019, 2018 and 2017, the Company recorded interest expense of $17.1 million, $11.6 million and $13.6 million in the aggregate, related to the Prior ING Facility and the Credit Facility.
From May 27, 2010 through November 30, 2017, the Company was party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent (as amended, the “Prior ING Facility”). In connection with the entry into the Credit Facility, the Company repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018. During the year ended September 30, 2018, the Company expensed $0.2 million of unamortized deferred financing costs related to the Prior ING Facility.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Sumitomo Facility

On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary of the Company entered into a Loan and Servicing Agreement with respect to a credit facility (as amended, "Sumitomo Facility") with Sumitomo Mitsui Banking Corporation, as administrative agent, and each of the lenders from time to time party thereto.
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
As of September 30, 2019 and September 30, 2018, there were no borrowings outstanding under the Sumitomo Facility. The Company's borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% and 3.108% for the period from October 1, 2017 through termination on November 24, 2017, and the year ended September 30, 2017, respectively. For the year ended September 30, 2018, the Company recorded interest expense of $0.7 million, including $0.5 million of debt issuance costs that were expensed, related to the Sumitomo Facility. For the year ended September 30, 2017, the Company recorded interest expense of $2.4 million related to the Sumitomo Facility.
See Notes 13 through 14 for discussion of additional debt obligations of the Company.
Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2019 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2020	2021	2022	2023	2024 and Thereafter
Credit Facility	$314,825	$—	$—	$—	$—	$314,825
2024 Notes	75,000	—	—	—	—	75,000
2028 Notes	86,250	—	—	—	—	86,250
Total	$476,075	$—	$—	$—	$—	$476,075

Note 7. Interest and Dividend Income

As of September 30, 2019 and September 30, 2018, there were three and eight investments, respectively, on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2019 and September 30, 2018 were as follows:

	September 30, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,311,849	95.72%	$1,305,718	99.79%	$1,298,999	85.46%	$1,318,531	93.03%
PIK non-accrual (1)	12,661	0.92	—	—	12,661	0.83	—	—
Cash non-accrual (2)	46,107	3.36	2,706	0.21	208,345	13.71	98,760	6.97
Total	$1,370,617	100.00%	$1,308,424	100.00%	$1,520,005	100.00%	$1,417,291	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational costs; (4) income or loss recognition on exited investments; (5) recognition of interest income on certain loans; and (6) investments in controlled foreign corporations.
As of September 30, 2019, the Company had net capital loss carryforwards of $515.8 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $109.2 million are available to offset future short-term capital gains and $406.6 million are available to offset future long-term capital gains.
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the years ended September 30, 2019, 2018 and 2017.

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Net increase (decrease) in net assets resulting from operations	$126,160	$46,762	$(196,969)
Net unrealized appreciation (depreciation)	(38,457)	(102,605)	97,839
Book/tax difference due to loan fees	—	—	(188)
Book/tax differences due to exit fees	—	—	1,081
Book/tax difference due to organizational costs	(87)	(87)	(87)
Book/tax difference due to interest income on certain loans	3,330	1,348	23,748
Book/tax difference due to capital losses not recognized / (recognized)	(18,571)	99,431	171,782
Other book/tax differences	(8,111)	(6,147)	(7,348)
Taxable/Distributable Income (1)	$64,264	$38,702	$89,858
 __________
(1) The Company's taxable income for the year ended September 30, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.
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
For the year ended September 30, 2019, the Company recognized a total provision for income taxes of $1.0 million, which was comprised of (i) current income tax expense of approximately $0.7 million, primarily as a result of realized gains on investments held by the Company's wholly-owned taxable subsidiaries, net of return to provision adjustments, and (ii) deferred income tax expense of approximately $0.3 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
For the year ended September 30, 2019, the Company reclassified $5.0 million of additional paid-in-capital to accumulated overdistributed earnings on the Consolidated Statement of Assets and Liabilities to reflect expired capital loss carryforwards and distributions that occurred prior to September 30, 2018 that were not deemed to be a return of capital for income tax purposes. These reclassification entries did not impact total net assets.
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
As of September 30, 2019, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$10,699
Net realized capital losses	(515,800)
Unrealized losses, net	(53,451)
The aggregate cost of investments for income tax purposes was $1.5 billion as of September 30, 2019. As of September 30, 2019, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $202.2 million. As of September 30, 2019, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $255.6 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $53.4 million.

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
During the year ended September 30, 2019, the Company recorded an aggregate net realized gain of $20.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Maverick Healthcare Group, LLC	$17.5
BeyondTrust Holdings LLC	12.4
Comprehensive Pharmacy Services LLC	7.6
Refac Optical Group	7.5
YETI Holdings, Inc.	5.3
InMotion Entertainment Group, LLC	3.0
Advanced Pain Management	(22.5)
Thing5, LLC (net of secured borrowings)	(11.1)
Weatherford International	(3.3)
Other, net	4.4
Total, net	$20.8

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the year ended September 30, 2018, the Company recorded an aggregate net realized loss of $115.1 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(74.8)
TransTrade Operators, Inc.	(32.5)
Traffic Solutions Holdings, Inc.	(15.8)
Metamorph US 3, LLC	(6.7)
Lytx, Inc.	4.4
Other, net	10.3
Total, net	$(115.1)

During the year ended September 30, 2017, the Company recorded an aggregate net realized loss of $171.8 million, which consisted of the following:

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
During the three years ended September 30, 2019, 2018 and 2017, the Company recorded net unrealized appreciation (depreciation) of $38.5 million, $102.6 million and $(97.8) million, respectively. For the year ended September 30, 2019, this consisted of $57.0 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $10.6 million of net unrealized appreciation on equity investments and $0.3 million net unrealized appreciation of foreign currency forward contracts, partially offset by $26.8 million of net unrealized depreciation on debt investments and $2.7 million of net unrealized depreciation of secured borrowings (which results in a reclassification to realized gains). For the year ended September 30, 2018, this consisted of $127.4 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $2.4 million of net unrealized appreciation on secured borrowings and $2.2 million of net unrealized appreciation on equity investments, offset by $29.4 million of net unrealized depreciation on debt investments. For the year ended September 30, 2017, this consisted of $163.4 million of net unrealized depreciation on debt investments, $93.1 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized depreciation on secured borrowings, offset by $159.0 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses).
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Related Party Transactions

As of September 30, 2019 and September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $10.2 million and $8.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
Investment Advisory Agreement
Effective October 17, 2017 and as of September 30, 2019, the Company is party to the Investment Advisory Agreement. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until September 30, 2021 and thereafter from year-to-year if approved annually by the Board of Directors of the Company or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the directors of the Company who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.
Base Management Fee

Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. Effective May 3, 2019, base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the U.S. Securities and Exchange Commission with respect to debentures issued by a small business investment company subsidiary.
For the year ended September 30, 2019, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $22.2 million, which was payable to Oaktree. For the period from October 17, 2017 to September 30, 2018, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $21.4 million, which was payable to Oaktree.
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

For the year ended September 30, 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $14.9 million. For the period from October 17, 2017 to September 30, 2018, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $10.5 million (prior to accrued waivers).

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. The capital gains incentive fee payable under the Investment Advisory Agreement was $4.6 million (prior to accrued waivers) as of September 30, 2019 (see below for discussion of waivers).

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the year ended September 30, 2019, the Company recorded $10.2 million of accrued capital gains incentive fees (prior to waivers).

To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company pursuant to which Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver under the two-year contractual fee waiver are accrued quarterly on a cumulative basis and, to the extent required, any actual fee waiver will be reimbursed as soon as practicable after the end of the two-year period. For the year ended September 30, 2019, the Company accrued $7.9 million potentially subject to waiver, which included $9.1 million of waivers related to the capital gains incentive fee, offset by a $1.2 million reversal of waiver previously accrued related to the incentive fee on income. For the year ended September 30, 2018, the Company accrued $1.2 million potentially subject to waiver. As of September 30, 2019, the Company accrued $9.1 million of cumulative amounts subject to potential waiver, which was included in base management fee and incentive fee payable. The accrued

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

waiver associated with the capital gains incentive fee is based on a theoretical "liquidation basis" and will differ materially from the amounts that are actually waived, if any, pursuant to the contractual fee waiver at the end of the two-year period, which is October 17, 2019. Any cumulative accrued amounts subject to potential waiver that are not actually waived will be reversed in the quarter ended December 31, 2019, which as of September 30, 2019, would hypothetically be $5.6 million.

As of September 30, 2019, the capital gains incentive fee payable under the Investment Advisory Agreement (net of accrued waivers) is $1.1 million. A summary of accrued capital gains incentive fees and related waivers as calculated in accordance with GAAP and in accordance with the Investment Advisory Agreement is shown below:

	September 30, 2019
($ in millions)	Calculated in accordance with GAAP	Calculated in accordance with the Investment Advisory Agreement
Accrued capital gains incentive fee (prior to waivers)	$10.2	$4.6
Accrued waiver	(9.1)	(3.5)
Accrued capital gains incentive fee (net of waivers)	$1.1	$1.1

Waivers, if any, will ultimately be determined at the end of the two-year contractual fee waiver period, which ended on October 17, 2019, and will be finalized at the conclusion of the quarter ending December 31, 2019. Therefore, the actual capital gains incentive fee payable under the Investment Advisory Agreement (and related waiver) will likely differ from the amounts disclosed as of September 30, 2019. The following table provides an estimate of the impact of the expiration of the two-year contractual fee waiver on the accrued capital gain incentive fee:

($ in millions)	September 30, 2019
Accrued capital gains incentive fee waiver (based on GAAP) (1)	$9.1
Accrued capital gains incentive fee waiver (based on the Investment Advisory Agreement) (2)	(3.5)
Potential reversal of accrued waiver (3)	$5.6

(1)Calculated in accordance with GAAP and is based on a theoretical “liquidation basis” as of September 30, 2019.
(2)Calculated in accordance with the Investment Advisory Agreement and reflects the Company’s accrual for fees that will be waived during the quarter ending December 31, 2019.
(3)Reflects an estimate of the accrued waiver that will reverse in connection with the expiration of the two-year contractual fee waiver on October 17, 2019. Any fee waiver reversal will be recognized during the quarter ending December 31, 2019.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Former Investment Advisory Agreement

The following is a description of investment advisory agreement between the Company and the Former Adviser (the "Former Investment Advisory Agreement"), which was terminated on October 17, 2017. The Former Investment Advisory Agreement, dated March 20, 2017, was effective January 1, 2017 through its termination on October 17, 2017.

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

For the period from October 1, 2017 to October 17, 2017 and the year ended September 30, 2017, the base management fee (net of waivers) incurred under the Former Investment Advisory Agreement with the Former Adviser was $1.1 million and $31.1 million, respectively, which was payable to the Former Adviser.
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
For the period from October 1, 2017 to October 17, 2017, no incentive fee was incurred under the Former Investment Advisory Agreement. For the year ended September 30, 2017, incentive fees incurred under the investment advisory agreement with the Former Adviser were $10.7 million (net of a $1.1 million reduction due to the total return hurdle).
Administrative Services
Effective October 17, 2017, the Company is party to the Administration Agreement with Oaktree Administrator. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator makes reports to the Company’s Board of Directors of its performance of obligations under the Administration Agreement and furnishes advice and recommendations with respect to such other aspects of the Company’s business and affairs, in each case, as it shall determine to be desirable or as reasonably required by the Company’s Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
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
For providing these services, facilities and personnel, the Company reimburses Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices (which are located in a building owned by a Brookfield affiliate) at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
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
For the year ended September 30, 2019, the Company accrued administrative expenses of $2.3 million, including $0.3 million of general and administrative expenses. For the year ended September 30, 2018, the Company accrued administrative expenses of $2.1 million, including $0.4 million of general and administrative expenses. Of the accrued administrative expenses of $2.1 million for the year ended September 30, 2018, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.9 million was due to Oaktree Administrator. For the year ended September 30, 2017, the Company accrued administrative expenses of $4.3 million, including $2.1 million of general and administrative expenses, which was due to the Former Administrator.
As of September 30, 2019 and September 30, 2018, $2.7 million and $3.3 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2019	Year ended September 30, 2018 (1)	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Net asset value per share at beginning of period	$6.09	$6.16	$7.97	$9.00	$9.64
Net investment income (2)	0.48	0.43	0.51	0.72	0.75
Net unrealized appreciation (depreciation) (2)	0.27	0.73	(0.69)	(0.33)	(0.46)
Net realized gains (losses) (2)	0.14	(0.83)	(1.21)	(0.84)	(0.19)
Distributions to stockholders	(0.38)	(0.27)	(0.47)	(0.67)	(0.79)
Tax return of capital	—	(0.13)	—	(0.05)	—
Net issuance/repurchases of common stock	—	—	0.05	0.14	0.05
Net asset value per share at end of period	$6.60	$6.09	$6.16	$7.97	$9.00
Per share market value at beginning of period	$4.96	$5.47	$5.81	$6.17	$9.18
Per share market value at end of period	$5.18	$4.96	$5.47	$5.81	$6.17
Total return (3)	12.56%	(1.49)%	2.84%	7.02%	(27.18)%
Common shares outstanding at beginning of period	140,961	140,961	143,259	150,263	153,340
Common shares outstanding at end of period	140,961	140,961	140,961	143,259	150,263
Net assets at beginning of period	$858,035	$867,657	$1,142,288	$1,353,094	$1,478,475
Net assets at end of period	$930,630	$858,035	$867,657	$1,142,288	$1,353,094
Average net assets (4)	$909,264	$841,583	$1,018,498	$1,229,639	$1,413,357
Ratio of net investment income to average net assets	7.47%	7.13%	7.13%	8.68%	8.13%
Ratio of total expenses to average net assets	9.65%	9.51%	10.49%	13.09%	10.69%
Ratio of net expenses to average net assets	8.78%	9.35%	10.35%	11.48%	10.65%
Ratio of portfolio turnover to average investments at fair value	32.50%	67.66%	39.06%	23.39%	23.02%
Weighted average outstanding debt (5)	$573,891	$608,553	$982,372	$1,190,105	$1,228,413
Average debt per share (2)	$4.07	$4.32	$6.95	$8.07	$8.02
Asset coverage ratio at end of period (6)	294.91%	232.98%	227.40%	220.84%	238.95%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of debt outstanding for the period.
(6)	Based on outstanding senior securities of $476.1 million, $643.4 million, $680.7 million, $946.5 million and $975.3 million as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30 for the years indicated below. We had no senior securities outstanding as of September 30 of any prior fiscal years prior to those indicated below.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
Credit Facility and Prior ING Facility
Fiscal 2011	$133,500	3,328	—	N/A
Fiscal 2012	141,000	3,857	—	N/A
Fiscal 2013	168,000	3,949	—	N/A
Fiscal 2014	267,395	2,595	—	N/A
Fiscal 2015	383,495	2,389	—	N/A
Fiscal 2016	472,495	2,208	—	N/A
Fiscal 2017	226,495	2,274	—	N/A
Fiscal 2018	241,000	2,330	—	N/A
Fiscal 2019	314,825	2,949	—	N/A

Wells Fargo Facility
Fiscal 2011	$39,524	3,328	—	N/A
Fiscal 2012	60,251	3,857	—	N/A
Fiscal 2013	20,000	3,949	—	N/A

Sumitomo Facility
Fiscal 2011	$5,000	3,328	—	N/A
Fiscal 2012	—	3,857	—	N/A
Fiscal 2013	—	3,949	—	N/A
Fiscal 2014	50,000	2,595	—	N/A
Fiscal 2015	43,800	2,389	—	N/A
Fiscal 2016	43,800	2,208	—	N/A
Fiscal 2017	29,500	2,274	—	N/A

Convertible Notes
Fiscal 2011	$135,000	3,328	—	N/A
Fiscal 2012	115,000	3,857	—	N/A
Fiscal 2013	115,000	3,949	—	N/A
Fiscal 2014	115,000	2,595	—	N/A
Fiscal 2015	115,000	2,389	—	N/A

Secured Borrowings
Fiscal 2014	$84,750	2,595	—	N/A
Fiscal 2015	21,787	2,389	—	N/A
Fiscal 2016	18,929	2,208	—	N/A
Fiscal 2017	13,489	2,274	—	N/A
Fiscal 2018	12,314	2,330	—	N/A

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (in thousands)(2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
2019 Notes
Fiscal 2014	$250,000	2,595	—	N/A
Fiscal 2015	250,000	2,389	—	N/A
Fiscal 2016	250,000	2,208	—	N/A
Fiscal 2017	250,000	2,274	—	N/A
Fiscal 2018	228,825	2,330	—	N/A

2024 Notes
Fiscal 2013	$75,000	3,949	—	979.45
Fiscal 2014	75,000	2,595	—	966.96
Fiscal 2015	75,000	2,389	—	991.94
Fiscal 2016	75,000	2,208	—	993.70
Fiscal 2017	75,000	2,274	—	1,006.74
Fiscal 2018	75,000	2,330	—	1,010.72
Fiscal 2019	75,000	2,949	—	1,012.76

2028 Notes
Fiscal 2013	$86,250	3,949	—	957.21
Fiscal 2014	86,250	2,595	—	943.73
Fiscal 2015	86,250	2,389	—	988.06
Fiscal 2016	86,250	2,208	—	999.29
Fiscal 2017	86,250	2,274	—	1,007.51
Fiscal 2018	86,250	2,330	—	994.82
Fiscal 2019	86,250	2,949	—	993.33

Total Senior Securities
Fiscal 2011	$313,024	3,328	—
Fiscal 2012	316,251	3,857	—
Fiscal 2013	464,250	3,949	—
Fiscal 2014	928,395	2,595	—
Fiscal 2015	975,332	2,389	—
Fiscal 2016	946,474	2,208	—
Fiscal 2017	680,734	2,274	—
Fiscal 2018	643,389	2,330	—
Fiscal 2019	476,075	2,949	—
__________

(1)
This table excludes any SBA-guaranteed debentures outstanding during the relevant periods because the SEC has granted the Company exemptive relief that permits us to exclude such debentures from the definition of senior securities in the asset coverage ratio the Company is required to maintain under the Investment Company Act.

(2)	Total amount of each class of senior securities outstanding at the end of the period, presented in thousands.

(3)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company's consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”

(4)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information that the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(5)	Calculated on a daily average basis.

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
Interest on the 2019 Notes was paid semi-annually on March 1 and September 1 at a rate of 4.875% per annum. During the year ended September 30, 2018, the Company repurchased and subsequently canceled $21.2 million of the 2019 Notes. The Company recognized a loss of $0.1 million in connection with such transaction. The 2019 Notes matured on March 1, 2019 and were fully repaid during the year ended September 30, 2019.
For the years ended September 30, 2019, 2018 and 2017, the Company recorded interest expense of $5.1 million, $12.6 million and $13.3 million, respectively, related to the 2019 Notes.
As of September 30, 2019, there were no 2019 Notes outstanding. As of September 30, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $228.3 million and $230.5 million, respectively.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2019, 2018 and 2017, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the years ended September 30, 2019, 2018 and 2017, the Company recorded interest expense of $4.6 million, respectively, related to the 2024 Notes.
As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively. As of September 30, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.7 million and $75.7 million, respectively.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended September 30, 2019, 2018 and 2017, the Company did not repurchase any of the 2028 Notes in the open market.
For each of the years ended September 30, 2019, 2018 and 2017, the Company recorded interest expense of $5.5 million related to the 2028 Notes.
As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively. As of September 30, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.4 million and $86.9 million, respectively.
Note 14. Secured Borrowings
As of September 30, 2019, there were no secured borrowings outstanding. As of September 30, 2018, there were $12.3 million of secured borrowings outstanding. As of September 30, 2018, secured borrowings at fair value totaled $9.7 million and the fair value of the investment that is associated with these secured borrowings was $34.3 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company received loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earned servicing fees in connection with the loans that were partially sold. During the years ended September 30, 2019, 2018 and 2017, there were $2.7 million, $1.2 million, and $5.4 million of net cash repayments on secured borrowings, respectively. During the year ended September 30, 2019, $7.2 million of secured borrowings were extinguished in exchange for $7.2 million of preferred stock in C5 Technology Holdings, LLC, which was restructured during the year.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the years ended September 30, 2019, 2018 and 2017, the Company recorded interest expense of $0.1 million, $0.7 million and $1.2 million, respectively, related to the secured borrowings. For the years ended September 30, 2019, 2018 and 2017, the Company recorded unrealized appreciation (depreciation) on secured borrowings of $(2.7) million, $2.4 million, $(0.3) million respectively. For the year ended September 30, 2019, the Company recorded a realized gain of $2.6 million as a result of the extinguishment of secured borrowings in connection with the C5 Technology Holdings, LLC restructuring.
Note 15. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2019, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$22,161	£17,910	10/15/2019	$76	$—	Derivative asset
Foreign currency forward contract	$19,193	€17,150	11/29/2019	$414	$—	Derivative asset
				$490	$—

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$23,113	£17,579	10/26/2018	$162	$—	Derivative asset

Note 16. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of September 30, 2019, the Company's only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2018, the Company's only off-balance sheet arrangements consisted of $52.7 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $4.7 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC subordinated notes and LLC equity interests and limited partnership interests) as of September 30, 2019 and September 30, 2018 is shown in the table below:

	September 30, 2019	September 30, 2018
Assembled Brands Capital LLC	$35,182	$—
PaySimple, Inc.	12,250	—
P2 Upstream Acquisition Co.	9,000	10,000
Sorrento Therapeutics, Inc.	7,500	—
TerSera Therapeutics, LLC	4,200	3,281
Pingora MSR Opportunity Fund I-A, LP	3,500	4,656
Mindbody, Inc.	3,048	—
Thruline Marketing, Inc.	3,000	3,000
New IPT, Inc.	2,229	2,229
4 Over International, LLC	1,977	2,232
Apptio, Inc.	1,538	—
Senior Loan Fund JV I, LLC	1,328	1,328
GKD Index Partners, LLC	1,156	289
iCIMs, Inc.	882	882
Ministry Brands, LLC	800	700
PLATO Learning Inc. (1)	746	2,671
Datto Inc.	—	2,356
Thing5, LLC	—	1,298
Dominion Diagnostics, LLC	—	4,180
EOS Fitness Opco Holdings, LLC	—	5,000
InMotion Entertainment Group, LLC	—	7,534
Access CIG LLC	—	765
Cenegenics, LLC (1)	—	297
Total	$88,336	$52,698
 ___________
(1) This investment was on cash or PIK non-accrual status as of September 30, 2019.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for Oaktree Specialty Lending Corporation for the years ended September 30, 2019, 2018 and 2017 are below:

	As of and for the three months ended
(dollars in thousands, except per share amounts)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total investment income	$34,513	$36,669	$38,244	$38,276	$38,220	$31,847	$34,779	$33,876	$35,732	$44,917	$45,555	$51,760
Net investment income	16,275	16,608	17,709	17,317	17,031	14,430	15,263	13,322	11,464	19,390	18,504	23,294
Net realized and unrealized gains (losses), net of taxes	(2,304)	3,378	46,776	10,401	16,300	9,822	4,357	(43,763)	(136,935)	(25,447)	(9,703)	(97,536)
Net increase (decrease) in net assets resulting from operations	13,971	19,986	64,485	27,718	33,331	24,252	19,620	(30,441)	(125,471)	(6,057)	8,801	(74,242)
Net assets	930,630	930,050	923,456	872,362	858,035	838,095	827,234	819,595	867,657	1,010,750	1,019,626	1,030,272
Total investment income per common share (1)	$0.24	$0.26	$0.27	$0.27	$0.27	$0.23	$0.25	$0.24	$0.25	$0.32	$0.32	$0.36
Net investment income per common share (1)	0.12	0.12	0.13	0.12	0.12	0.10	0.11	0.09	0.08	0.14	0.13	0.16
Earnings (losses) per common share (1)	0.10	0.14	0.46	0.20	0.24	0.17	0.14	(0.22)	(0.89)	(0.04)	0.06	(0.52)
Net asset value per common share at period end	6.60	6.60	6.55	6.19	6.09	5.95	5.87	5.81	6.16	7.17	7.23	7.31
__________

(a)	The sum of quarterly per share amounts may not sum due to rounding.

Note 18. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2019, except as discussed below:
Distribution Declaration
On November 12, 2019, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable on December 31, 2019 to stockholders of record on December 13, 2019.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2019	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	—	34.984	—	34,984	3.8%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			$11,510	—	1,825	32,510	962	(21,962)	11,510	1.2%
100% equity interest			—	—	—	—	4,730	(100)	4,630	0.5%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021 (6)	7.10%		3,256	—	331	4,107	25	(876)	3,256	0.3%
Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021 (6)			—	—	45	1,453	—	(1,453)	—	—%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021 (6)	7.10%		1,009	—	85	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	2,291	612	—	2,903	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC			—	—	2,036	99,813	—	(99,813)	—	—%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC			—	—	707	29,520	67	(29,587)	—	—%
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	9.39%		96,250	—	7,007	—	96,250	—	96,250	10.3%
87.5% LLC equity interest				—	—	41	37,735	(7,724)	30,052	3.2%
Thruline Marketing, Inc. (7)		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022 (6)	9.10%		18,146	—	1,752	18,146	—	—	18,146	1.9%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022 (6)			—	—	15	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC				—	—	7,984	—	(1,546)	6,438	0.7%
Total Control Investments			$130,171	$—	$13,803	$196,874	$175,365	$(163,061)	$209,178	22.5%

Affiliate Investments
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	8.10%		$5,585	$—	$225	$—	$5,605	$(20)	$5,585	0.6%
1,609,201 Class A Units				—	—	—	782	—	782	0.1%
1,019,168.80 Preferred Units, 6%				—	—	—	1,019	—	1,019	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	2,161	—	(377)	1,784	0.2%
Total Affiliate Investments			$5,585	$—	$225	$2,161	$7,406	$(397)	$9,170	1.0%
Total Control & Affiliate Investments			$135,756	$—	$14,028	$199,035	$182,771	$(163,458)	$218,348	23.5%

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

(5)
First Star Speir Aviation Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding company to be an investment company under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the holding company is disregarded for accounting purposes since the economic substance of this instrument is an equity investment in the operating entity.

(6)
Together with Kemper, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

(7)	During the year ended September 30, 2019, the portfolio company was renamed from Keypath Education, Inc. to Thruline Marketing, Inc.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2018

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2018	% of Total Net Assets
Control Investments
AdVenture Interactive, Corp.		Advertising
9,073 shares of common units			$—	$—	$—	$13,818	$136	$(13,954)	$—	—%
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021			—	(30,103)	75	4,445	33,094	(37,539)	—	—%
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			—	(14,090)	—	—	14,090	(14,090)	—	—%
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			—	(1,602)	—	—	1,602	(1,602)	—	—%
4,930.03 Class A Units in Ameritox Holdings II, LLC			—	(29,049)	—	—	29,049	(29,049)	—	—%
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out			—	(848)	—	4,986	3,017	(8,003)	—	—%
First Star Bermuda Aviation Limited (5)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			—	392	1,390	11,868	305	(12,173)	—	—%
100% equity interest			—	808	—	2,323	5,543	(7,866)	—	—%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	—	2,050	41,395	1,557	(10,442)	32,510	3.8%
100% equity interest			—	—	—	3,926	3,546	(7,472)	—	—%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	9.39%		18,146	—	1,791	19,960	—	(1,814)	18,146	2.1%
First Lien Revolver, LIBOR+7.75% (1% floor) cash due 4/3/2022			—	—	17	—	1	(1)	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,918	66	—	7,984	0.9%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	7.39%		4,107	—	303	4,107	—	—	4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	7.49%		1,453	—	149	2,504	—	(1,051)	1,453	0.2%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	7.39%		1,009	—	79	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	736	1,555	—	2,291	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	8.33%		99,813	—	9,014	101,030	—	(1,217)	99,813	11.6%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10% cash due 2036 in SLF Repack Issuer 2016 LLC			29,520	—	3,814	27,641	2,057	(178)	29,520	3.4%
87.5% equity interest			—	—	—	5,525	—	(5,484)	41	—%
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021			—	—	3,174	36,568	393	(36,961)	—	—%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021			—	—	85	1,250	753	(2,003)	—	—%
LC Facility, 6% cash due 4/1/2021			—	—	164	4,752	4	(4,756)	—	—%
746,114 Series A Preferred Units, 10%			—	(10,462)	—	7,700	12,329	(20,029)	—	—%
746,114 Common Stock Unit			—	(5,316)	—	—	5,316	(5,316)	—	—%

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2018	% of Total Net Assets

TransTrade Operators, Inc.		Air freight and logistics
First Lien Term Loan, 5% cash due 12/31/2017			$—	$(15,574)	$—	$1,810	$15,574	$(17,384)	$—	—%
First Lien Revolver, 8% cash due 12/31/2017			—	(7,757)	—	—	8,497	(8,497)	—	—%
596.67 Series A Common Units			—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC			—	(4,000)	—	—	4,000	(4,000)	—	—%
5,200,000 Series B Preferred Units in TransTrade Holding LLC			—	(5,200)	—	—	5,200	(5,200)	—	—%
Total Control Investments			$186,558	$(122,801)	$22,105	$305,271	$147,684	$(256,081)	$196,874	22.9%

Affiliate Investments
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			—	—	1,738	22,957	308	(23,265)	—	—%
4,668,788 shares of Preferred Stock			—	2,048	—	1,827	221	(2,048)	—	—%
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			—	—	753	9,665	216	(9,881)	—	—%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	2,534	—	(373)	2,161	0.3%
Total Affiliate Investments			$—	$2,048	$2,491	$36,983	$745	$(35,567)	$2,161	0.3%
Total Control & Affiliate Investments			$186,558	$(120,753)	$24,596	$342,254	$148,429	$(291,648)	$199,035	23.2%

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2019.

The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III — OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	150

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

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

4.6
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

4.8*	Description of Securities

10.1
Investment Advisory Agreement, dated as of September 30, 2019, between the Registrant and Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 2, 2019).

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

10.5
Administration Agreement, dated as of September 30, 2019 between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 2, 2019).

10.6
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on February 26, 2019).

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
FSFC Holdings, Inc. — Delaware OCSL SRNE, LLC - Delaware OCSL AB Blocker, LLC - Delaware

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

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: November 19, 2019

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mel Carlisle and Mathew Pendo, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 19, 2019

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 19, 2019

/s/ JOHN B. FRANK John B. Frank	Director	November 19, 2019

/s/ DEBORAH A. GERO Deborah A. Gero	Director	November 19, 2019

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 19, 2019

/s/ RICHARD G. RUBEN Richard G. Ruben	Director	November 19, 2019

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 19, 2019