Form 10-Q
period 2019-12-31
Oaktree Specialty Lending Corp
filed 2020-02-06
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of February 4, 2020.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2019 (unaudited)	September 30, 2019
ASSETS
Investments at fair value:
Control investments (cost December 31, 2019: $205,608; cost September 30, 2019: $224,255)	$192,528	$209,178
Affiliate investments (cost December 31, 2019: $8,449; cost September 30, 2019: $8,449)	9,106	9,170
Non-control/Non-affiliate investments (cost December 31, 2019: $1,324,201; cost September 30, 2019: $1,280,310)	1,265,993	1,219,694
Total investments at fair value (cost December 31, 2019: $1,538,258; cost September 30, 2019: $1,513,014)	1,467,627	1,438,042
Cash and cash equivalents	21,527	15,406
Interest, dividends and fees receivable	10,356	11,167
Due from portfolio companies	2,931	2,616
Receivables from unsettled transactions	5,458	4,586
Deferred financing costs	6,034	6,396
Deferred offering costs	65	—
Derivative assets at fair value	—	490
Other assets	2,602	2,335
Total assets	$1,516,600	$1,481,038
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,540	$1,589
Base management fee and incentive fee payable	15,971	10,167
Due to affiliate	2,548	2,689
Interest payable	2,402	2,296
Payable to syndication partners	1	—
Payables from unsettled transactions	24,687	59,596
Derivative liability at fair value	972	—
Deferred tax liability	929	704
Credit facility payable	377,825	314,825
Unsecured notes payable (net of $2,607 and $2,708 of unamortized financing costs as of December 31, 2019 and September 30, 2019, respectively)	158,643	158,542
Total liabilities	585,518	550,408
Commitments and contingencies (Note 15)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of December 31, 2019 and September 30, 2019	1,409	1,409
Additional paid-in-capital	1,487,774	1,487,774
Accumulated overdistributed earnings	(558,101)	(558,553)
Total net assets (equivalent to $6.61 and $6.60 per common share as of December 31, 2019 and September 30, 2019, respectively) (Note 12)	931,082	930,630
Total liabilities and net assets	$1,516,600	$1,481,038

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2019	Three months ended December 31, 2018
Interest income:
Control investments	$2,551	$3,339
Affiliate investments	114	13
Non-control/Non-affiliate investments	25,659	32,167
Interest on cash and cash equivalents	81	270
Total interest income	28,405	35,789
PIK interest income:
Control investments	—	67
Non-control/Non-affiliate investments	1,161	765
Total PIK interest income	1,161	832
Fee income:
Control investments	6	6
Affiliate investments	5	4
Non-control/Non-affiliate investments	1,060	1,192
Total fee income	1,071	1,202
Dividend income:
Control investments	323	453
Total dividend income	323	453
Total investment income	30,960	38,276
Expenses:
Base management fee	5,607	5,568
Part I incentive fee	2,988	3,728
Part II incentive fee	1,051	1,820
Professional fees	640	966
Directors fees	143	143
Interest expense	6,535	8,904
Administrator expense	428	763
General and administrative expenses	532	631
Total expenses	17,924	22,523
Reversal of fees waived / (fees waived)	5,200	(1,564)
Net expenses	23,124	20,959
Net investment income	7,836	17,317
Unrealized appreciation (depreciation):
Control investments	1,997	(5,820)
Affiliate investments	(64)	—
Non-control/Non-affiliate investments	2,408	(784)
Secured borrowings	—	(19)
Foreign currency forward contracts	(1,462)	(352)
Net unrealized appreciation (depreciation)	2,879	(6,975)
Realized gains (losses):
Non-control/Non-affiliate investments	3,839	16,761
Foreign currency forward contracts	(551)	1,201
Net realized gains (losses)	3,288	17,962
Provision for income tax (expense) benefit	(160)	(586)
Net realized and unrealized gains (losses), net of taxes	6,007	10,401
Net increase (decrease) in net assets resulting from operations	$13,843	$27,718
Net investment income per common share — basic and diluted	$0.06	$0.12
Earnings (loss) per common share — basic and diluted (Note 5)	$0.10	$0.20
Weighted average common shares outstanding — basic and diluted	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2019	Three months ended December 31, 2018
Operations:
Net investment income	$7,836	$17,317
Net unrealized appreciation (depreciation)	2,879	(6,975)
Net realized gains (losses)	3,288	17,962
Provision for income taxes	(160)	(586)
Net increase (decrease) in net assets resulting from operations	13,843	27,718
Stockholder transactions:
Distributions to stockholders	(13,391)	(13,391)
Net increase (decrease) in net assets from stockholder transactions	(13,391)	(13,391)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	481	384
Repurchases of common stock under dividend reinvestment plan	(481)	(384)
Net increase (decrease) in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	452	14,327
Net assets at beginning of period	930,630	858,035
Net assets at end of period	$931,082	$872,362
Net asset value per common share	$6.61	$6.19
Common shares outstanding at end of period	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2019	Three months ended December 31, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$13,843	$27,718
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	(2,879)	6,975
Net realized (gains) losses	(3,288)	(17,962)
PIK interest income	(1,161)	(832)
Accretion of original issue discount on investments	(2,028)	(7,518)
Accretion of original issue discount on unsecured notes payable	—	66
Amortization of deferred financing costs	463	699
Deferred taxes	225	135
Purchases of investments	(115,792)	(162,422)
Proceeds from the sales and repayments of investments	97,022	208,326
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	811	291
(Increase) decrease in due from portfolio companies	(315)	(765)
(Increase) decrease in receivables from unsettled transactions	(872)	26,760
(Increase) decrease in other assets	(267)	(74)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(92)	(1,219)
Increase (decrease) in base management fee and incentive fee payable	5,804	147
Increase (decrease) in due to affiliate	(141)	279
Increase (decrease) in interest payable	106	2,868
Increase (decrease) in payables from unsettled transactions	(34,909)	3,073
Increase (decrease) in director fees payable	—	68
Increase (decrease) in amounts payable to syndication partners	1	270
Net cash provided by (used in) operating activities	(43,469)	86,883
Financing activities:
Distributions paid in cash	(12,910)	(13,007)
Borrowings under credit facilities	82,000	—
Repayments of borrowings under credit facilities	(19,000)	(30,000)
Repayments of secured borrowings	—	(325)
Repurchases of common stock under dividend reinvestment plan	(481)	(384)
Deferred offering costs paid	(20)	—
Net cash provided by (used in) financing activities	49,589	(43,716)
Effect of exchange rate changes on foreign currency	1	—
Net increase (decrease) in cash and cash equivalents and restricted cash	6,121	43,167
Cash and cash equivalents and restricted cash, beginning of period	15,406	13,489
Cash and cash equivalents and restricted cash, end of period	$21,527	$56,656
Supplemental information:
Cash paid for interest	$5,966	$5,272
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$481	$384
Deferred offering costs	$(45)	$—

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(20)
34,984,460.37 Preferred Units				34,984	34,984	(20)
				34,984	34,984
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2020			$11,510	2,140	11,510	(11)(20)
100% equity interest				8,500	4,456	(11)(12)(20)
				10,640	15,966
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.94%		2,755	2,755	2,755	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.94%		1,009	1,009	1,009	(6)(19)(20)
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,903	(20)
				3,764	6,667
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	9.01%		96,250	96,250	96,250	(6)(11)(20)
87.5% LLC equity interest				49,322	32,223	(11)(16)(19)
				145,572	128,473
Thruline Marketing, Inc.		Advertising
9,073 Class A Units in FS AVI Holdco, LLC				10,648	6,438	(20)
				10,648	6,438
Total Control Investments (20.7% of net assets)				$205,608	$192,528

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	7.94%		$5,585	$5,585	$5,585	(6)(19)(20)
1,609,201 Class A Units				765	917	(20)
1,019,168.80 Preferred Units, 6%				1,019	1,040	(20)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(20)
				7,369	7,542
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	1,564	(20)
				1,080	1,564
Total Affiliate Investments (1.0% of net assets)				$8,449	$9,106

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.80%		$5,768	$5,737	$5,659	(6)(20)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	9.75%		383	365	341	(6)(19)(20)
				6,102	6,000
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	6.94%		19,323	18,987	16,376	(6)
				18,987	16,376
Access CIG, LLC		Diversified Support Services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	9.44%		15,000	14,896	14,963	(6)
				14,896	14,963

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.91%		$20,950	$20,542	$20,531	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(44)	(45)	(6)(19)(20)
				20,498	20,486
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(20)
				5,165	—
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	12,861	(20)
				13,611	12,861
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.44%		21,657	21,142	21,684	(6)(11)
				21,142	21,684
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€17,500	20,035	18,760	(6)(11)(20)
				20,035	18,760
Air Medical Group Holdings, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.05%		$6,305	6,182	6,131	(6)
				6,182	6,131
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(20)
				90	—
Airxcel, Inc.		Household Appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.30%		7,880	7,820	7,742	(6)(20)
				7,820	7,742
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	6.19%		8,000	7,920	8,100	(6)
				7,920	8,100
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			19,517	19,135	19,053	(11)
				19,135	19,053
Allen Media, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.44%		18,982	18,631	18,507	(6)(20)
				18,631	18,507
Altice France S.A.		Integrated Telecommunication Services
Fixed Rate Bond, 8.13% cash due 1/15/2024			3,000	3,043	3,102	(11)
Fixed Rate Bond, 7.63% cash due 2/15/2025			2,000	2,012	2,076	(11)
				5,055	5,178
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			14,800	16,882	19,111	(11)(13)(20)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			14,800	16,882	18,425	(11)(13)(20)
				33,764	37,536
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.94%		8,553	8,482	8,399	(6)(20)
				8,482	8,399
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.96%		23,764	23,360	23,332	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(26)	(28)	(6)(19)(20)
				23,334	23,304

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	8.30%		$22,000	$21,956	$22,322	(6)
				21,956	22,322
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.93%		23,000	22,427	22,425	(6)(11)(20)
				22,427	22,425
Avantor Inc.		Health Care Distributors
Fixed Rate Bond, 9.00% cash due 10/1/2025			3,000	2,976	3,359
				2,976	3,359
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	8.75%		26,250	26,022	26,250	(6)
				26,022	26,250
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.05%		13,880	13,765	13,756	(6)
				13,765	13,756
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	7.91%		3,114	3,089	2,718	(6)
				3,089	2,718
Cenegenics, LLC		Health Care Services				(15)
First Lien Term Loan, 9.75% cash 2.00% PIK due 9/30/2019			29,884	27,738	—	(20)(21)
First Lien Revolver, 15.00% cash due 9/30/2019			2,203	2,203	—	(20)(21)
452,914.87 Common Units in Cenegenics, LLC				598	—	(20)
345,380.141 Preferred Units in Cenegenics, LLC				300	—	(20)
				30,839	—
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	8.36%		22,713	22,175	22,145	(6)(20)
				22,175	22,145
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	11,473
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.80%		9,975	9,840	10,191	(6)
				20,512	21,664
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.94%		9,925	9,826	9,987	(6)
				9,826	9,987
Connect U.S. Finco LLC		Alternative Carriers
First Lien Delayed Draw Term Loan, LIBOR+4.50% cash due 12/11/2026	6.29%		12,268	11,671	12,491	(6)(11)(19)
				11,671	12,491
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	6.80%		14,733	14,212	14,133	(6)
				14,212	14,133

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Conviva Inc.		Application Software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				$105	$406	(20)
				105	406
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.75% cash due 12/13/2025	7.49%		$10,377	10,198	10,196	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 12/13/2025			—	(32)	(32)	(6)(19)(20)
First Lien Revolver, LIBOR+5.75% cash due 12/13/2025			—	(32)	(32)	(6)(19)(20)
1,099 Class A2 Common Units in Corrona Group Holdings, L.P.				1,099	1,099	(20)
				11,233	11,231
Cortes NP Acquisition Corporation		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.00% cash due 11/30/2023	5.93%		4,729	4,526	4,729	(6)
				4,526	4,729
Covia Holdings Corporation		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.04%		7,900	7,900	6,133	(6)(11)
				7,900	6,133
Cypress Intermediate Holdings III, Inc.		Application Software
Second Lien Term Loan, LIBOR+6.75% cash due 4/28/2025	8.55%		500	500	503	(6)
				500	503
Dominion Diagnostics, LLC		Health Care Services				(15)
First Lien Term Loan, LIBOR+5.50% cash due 4/8/2019	7.28%		45,691	45,691	44,512	(6)(20)
First Lien Revolver, LIBOR+5.50% cash due 4/8/2019	7.28%		2,090	2,090	1,983	(6)(20)
Subordinated Term Loan, 11.00% cash 1.00% PIK due 10/18/2019			20,325	14,280	—	(20)(21)
				62,061	46,495
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	6.79%		10,000	9,824	10,100	(6)
Fixed Rate Bond 6.875% cash due 8/15/2026			5,000	5,000	5,528
				14,824	15,628
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	9.41%		12,000	11,880	11,460	(6)(20)
				11,880	11,460
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	9.94%		6,861	6,813	6,998	(6)(20)
				6,813	6,998
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	881	(20)
12,500 Class B Common Units				—	1,123	(20)
				488	2,004
Equitrans Midstream Corp.		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+4.50% cash due 1/31/2024	6.30%		11,880	11,592	11,853	(6)(11)
				11,592	11,853
ExamSoft Worldwide, Inc.		Application Software
180,707 Class C Units in ExamSoft Investor LLC				181	—	(20)
				181	—
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	5.94%		17,775	17,686	17,665	(6)(20)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	9.44%		10,000	9,917	9,900	(6)(20)
				27,603	27,565

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.94%		$22,092	$21,938	$21,783	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.95%		578	570	560	(6)(19)(20)
				22,508	22,343
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	6.30%		4,987	4,937	4,959	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	9.80%		20,000	19,920	19,700	(6)
				24,857	24,659
HealthEdge Software, Inc.		Application Software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	754	(20)
				213	754
Houghton Mifflin Harcourt Publishers Inc.		Education Services				(6)(11)
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	8.04%		7,000	6,720	7,000
				6,720	7,000
I Drive Safely, LLC		Education Services
125,079 Class A Common Units of IDS Investments, LLC				1,000	200	(20)
				1,000	200
IBG Borrower LLC		Apparel, Accessories & Luxury Goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	9.00%		13,659	12,625	12,618	(6)(20)
				12,625	12,618
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.29%		16,718	16,450	16,448	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(14)	(14)	(6)(19)(20)
				16,436	16,434
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(20)
				113	—
L Squared Capital Partners LLC		Multi-Sector Holdings
2.00% limited partnership interest				864	2,318	(11)(16)
				864	2,318
Lanai Holdings III, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022	6.68%		16,319	16,084	15,479	(6)
				16,084	15,479
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.00% cash due 11/25/2020	6.80%		686	687	683	(6)(11)
				687	683
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	2,324	(20)
				1,399	2,324
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	6.74%		39,800	39,255	39,303	(6)(20)
				39,255	39,303
LTI Holdings, Inc.		Auto Parts & Equipment
First Lien Term Loan, LIBOR+4.75% cash due 7/24/2026	6.55%		458	394	422	(6)
First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	5.30%		1,726	1,473	1,561	(6)
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	8.55%		9,000	9,000	6,885	(6)
				10,867	8,868
Lytx Holdings, LLC		Research & Consulting Services
3,500 Class B Units				—	2,053	(20)
				—	2,053

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025	6.06%		$11,850	$11,732	$11,820	(6)(20)
				11,732	11,820
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	6.30%		29,044	28,128	27,229	(6)
Second Lien Term Loan, LIBOR+8.50% cash due 3/2/2026	10.30%		35,925	35,509	36,262	(6)(20)
				63,637	63,491
McAfee, LLC		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	5.55%		10,929	10,860	10,990	(6)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2025	10.30%		7,000	7,032	7,063	(6)
				17,892	18,053
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.94%		2,925	2,906	2,866	(6)(20)
				2,906	2,866
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.79%		28,952	28,458	28,431	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025			—	(52)	(55)	(6)(19)(20)
				28,406	28,376
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.95%		200	191	200	(6)(19)(20)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.08%		7,056	7,001	7,056	(6)(20)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.08%		1,944	1,928	1,944	(6)(20)
				9,120	9,200
Numericable SFR SA		Integrated Telecommunication Services
Fixed Rate Bond, 7.38% cash due 5/1/2026			5,000	5,101	5,377	(11)
				5,101	5,377
OmniSYS Acquisition Corporation		Diversified Support Services
100,000 Common Units in OSYS Holdings, LLC				1,000	698	(20)
				1,000	698
Onvoy, LLC		Integrated Telecommunication Services
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	12.30%		16,750	16,750	13,187	(6)(20)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	—	(20)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(20)
				18,717	13,187
P2 Upstream Acquisition Co.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 10/30/2020	5.66%		2,968	2,938	2,960	(6)
First Lien Revolver, LIBOR+4.00% cash due 2/1/2020			—	—	(25)	(6)(19)
				2,938	2,935
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.30%		37,656	36,943	37,467	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	7.28%		3,548	3,316	3,487	(6)(19)(20)
				40,259	40,954

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				$938	$395	(11)(16)(19)
				938	395
PLATO Learning Inc.		Education Services
Unsecured Senior PIK Note, 8.50% PIK due 12/9/2021			$2,907	2,434	—	(20)(22)
Unsecured Junior PIK Note, 10.00% PIK due 12/9/2021			13,924	10,227	—	(20)(22)
Unsecured Revolver, 5.00% cash due 12/9/2021			2,731	2,524	461	(19)(20)(21)
126,127.80 Class A Common Units of Edmentum				126	—	(20)
				15,311	461
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.14%		16,175	16,055	15,771	(6)(20)
				16,055	15,771
Project Boost Purchaser, LLC		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.30%		6,983	6,913	7,025	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	9.80%		3,750	3,750	3,741	(6)(20)
			—	10,663	10,766
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(20)
				375	—
Refac Optical Group		Specialty Stores
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—	(20)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(20)
1,000 Series A-1 Preferred Stock in Refac Holdings, Inc., 10%				999	—	(20)
				1,305	—
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	8.29%		3,065	3,038	2,911	(6)(20)
				3,038	2,911
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			15,833	11,406	11,637	(20)
				11,406	11,637
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	2	(20)
				367	2
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023	9.00%		30,000	28,248	30,000	(6)(11)(20)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 11/7/2023			—	(58)	(69)	(6)(11)(19)(20)
1,572,246 Common Stock Warrants (exercise price $3.28) expiration date 5/7/2029				1,750	3,176	(11)(20)
333,326 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	643	(11)(20)
500,000 Common Stock Warrants (exercise price $3.26) expiration date 6/6/2030				—	900	(11)(20)
				29,940	34,650
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.55%		2,494	2,300	2,388	(6)
				2,300	2,388
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	8.49%		12,500	12,452	12,156	(6)(20)
				12,452	12,156

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% cash due 3/30/2024	11.20%		$29,663	$29,150	$29,380	(6)(20)
668,879 Common Units of TerSera Holdings LLC				1,961	2,859	(20)
				31,111	32,239
Thunder Finco (US), LLC		Movies & Entertainment
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	9.70%		12,500	12,188	12,250	(6)(11)(20)
				12,188	12,250
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	560	(20)
				60	560
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	6.55%		6,983	6,878	6,956	(6)(20)
				6,878	6,956
Truck Hero, Inc.		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+8.25% cash due 4/21/2025	10.05%		21,500	21,191	20,640	(6)(20)
				21,191	20,640
Uber Technologies, Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.74%		5,675	5,639	5,681	(6)
				5,639	5,681
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	6.80%		9,878	9,688	9,725	(6)(11)
				9,688	9,725
UOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.30%		10,215	10,322	10,318	(6)
				10,322	10,318
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.30%		31,887	32,118	30,789	(6)
				32,118	30,789
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.30%		24,688	24,569	24,914	(6)
Fixed Rate Bond, 9.75% cash due 8/15/2026			12,000	12,022	13,155
				36,591	38,069
Vertex Aerospace Services Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 6/29/2025	6.30%		15,760	15,698	15,859	(6)
				15,698	15,859
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				675	440	(20)
7,500 Class A Common Stock Units				75	—	(20)
				750	440
Windstream Services, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 8.63% cash due 10/31/2025			1,460	1,420	1,405	(11)
				1,420	1,405
WP CPP Holdings, LLC		Aerospace & Defense
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.68%		15,000	14,879	14,822	(6)
				14,879	14,822
xMatters, Inc.		Application Software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	273	(20)
				709	273

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Yeti Holdings, Inc.		Leisure Products
417,866 Shares Common Stock				$—	$14,533
				—	14,533
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.94%		$1,970	1,898	1,533	(6)
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	10.19%		30,000	29,894	21,720	(6)(20)
				31,792	23,253
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	8.21%		£18,000	23,656	23,716	(6)(11)
				23,656	23,716
Total Non-Control/Non-Affiliate Investments (136.0% of net assets)				$1,324,201	$1,265,993
Total Portfolio Investments (157.6% of net assets)				$1,538,258	$1,467,627
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares				$16,018	$16,018
Other cash accounts				5,509	5,509
Total Cash and Cash Equivalents (2.3% of net assets)				$21,527	$21,527
Total Portfolio Investments and Cash and Cash Equivalents (159.9% of net assets)				$1,559,785	$1,489,154

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$23,037	£17,835	2/18/2020	JPMorgan Chase Bank, N.A.	$(622)
Foreign currency forward contract	$19,028	€17,200	2/28/2020	JPMorgan Chase Bank, N.A.	(350)
					$(972)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
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

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 1.80%, the 60-day LIBOR at 1.85%, the 90-day LIBOR at 1.94%, the 180-day LIBOR at 1.92%, the PRIME at 4.75%, the 30-day UK LIBOR at 0.71% and the 30-day EURIBOR at (0.51)%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(9)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2019, qualifying assets represented 73.7% of the Company's total assets and non-qualifying assets represented 26.3% of the Company's total assets.

(12)	Income producing through payment of dividends or distributions.

(13)
PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of December 31, 2019, the accumulated PIK interest balance for each of the A notes and the B notes was $2.3 million. The fair value of this investment is inclusive of PIK.

(14)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.

(15)	Payments on this investment were past due as of December 31, 2019.

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

(20)	As of December 31, 2019, these investments were categorized as Level 3 within the fair value hierarchy established by ASC 820.

(21)	This investment was on cash non-accrual status as of December 31, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2019
(dollar amounts in thousands)
(unaudited)

(22)	This investment was on PIK non-accrual status as of December 31, 2019. PIK non-accrual status is inclusive of other non-cash income, where applicable.

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				$5,165	$—	(20)
				5,165	—
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	12,677	(20)
				13,611	12,677
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%		$21,752	21,210	20,032	(6)(11)
				21,210	20,032
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 7/10/2026	7.25%		€17,500	20,035	18,673	(6)(11)
				20,035	18,673
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.29%		$6,321	6,192	5,936	(6)
				6,192	5,936
AirStrip Technologies, Inc.		Application software
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—	(20)
				90	—
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.54%		7,900	7,837	7,614	(6)
				7,837	7,614
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 9/20/2026	6.36%		8,000	7,920	8,040	(6)
				7,920	8,040
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			23,915	23,443	23,982	(11)
				23,443	23,982
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.60%		19,238	18,858	18,613	(6)(20)
				18,858	18,613
Altice France S.A.		Integrated telecommunication services
Fixed Rate Bond, 8.13% cash due 1/15/2024			3,000	3,045	3,113	(11)
Fixed Rate Bond, 7.63% cash due 2/15/2025			2,000	2,012	2,083	(11)
				5,057	5,196
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			14,800	16,304	18,089	(11)(13)(20)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			14,800	16,304	16,609	(11)(13)(20)
				32,608	34,698
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%		8,677	8,591	8,504	(6)(20)
				8,591	8,504
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%		23,764	23,340	23,325	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(27)	(28)	(6)(19)(20)
				23,313	23,297
Asurion, LLC		Property & casualty insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	8.54%		22,000	21,954	22,382	(6)
				21,954	22,382

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Total Non-Control/Non-Affiliate Investments (131.1% of net assets)				$1,280,310	$1,219,694
Total Portfolio Investments (154.5% of net assets)				$1,513,014	$1,438,042
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares				$9,611	$9,611
Other cash accounts				5,795	5,795
Total Cash and Cash Equivalents (1.7% of net assets)				$15,406	$15,406
Total Portfolio Investments and Cash and Cash Equivalents (156.2% of net assets)				$1,528,420	$1,453,448

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$22,161	£17,910	10/15/2019	JPMorgan Chase Bank, N.A.	$76
Foreign currency forward contract	$19,193	€17,150	11/29/2019	JPMorgan Chase Bank, N.A.	414
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

(5)
With the exception of investments held by the Company’s wholly-owned subsidiaries that each formerly held a license from the SBA to operate as an SBIC, each of the Company's investments is pledged as collateral under the Credit Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).

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

(7)
Principal includes accumulated PIK interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

(8)
Control Investments generally are defined by the Investment Company Act, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(9)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2019 for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(16)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with ASC 820, these investments are excluded from the hierarchical levels.

(17)	Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(18)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(19)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(20)	As of September 30, 2019, these investments were categorized as Level 3 within the fair value hierarchy established by ASC 820.

(21)	This investment was on cash non-accrual status as of September 30, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

(22)	This investment was on PIK non-accrual status as of September 30, 2019. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(23)	Payments on this investment were past due as of September 30, 2019.

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
The Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree, as amended from time to time (the “Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator, as amended from time to time (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of December 31, 2019, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC, OCSL SRNE, LLC, OCSL AB Blocker, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
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
The fair value of the Company's investments as of December 31, 2019 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," "credit facility payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "payable to syndication partners" and "payables from unsettled transactions" approximate fair value due to their short maturities.
Foreign Currency Translation:
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
Derivative Instruments:
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Deferred Offering Costs:
Legal fees and other costs incurred in connection with the Company’s shelf registration statement are capitalized as deferred offering costs in the Consolidated Statements of Assets and Liabilities. To the extent any such costs relate to equity offerings, these costs are charged as a reduction of capital upon utilization. To the extent any such costs relate to debt offerings, these costs are treated as deferred financing costs and are amortized over the term of the respective debt arrangement. Any deferred offering costs that remain at the expiration of the shelf registration statement or when it becomes probable that an offering will not be completed are expensed.
Payables to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that are redistributed to syndication partners. If not redistributed by the reporting date, a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2018 and 2019.
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
Recent Accounting Pronouncements:

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The Company has elected to early adopt ASU 2018-13 in the current interim period. No significant changes were made to the Company's fair value disclosures in the Consolidated Financial Statements in order to comply with ASU 2018-13.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of December 31, 2019, 157.6% of net assets at fair value, or $1.5 billion, was invested in 106 portfolio companies, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in SLF JV I, which had a fair value of $96.3 million and $32.2 million, respectively. As of December 31, 2019, 2.3% of net assets at fair value, or $21.5 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2019, 154.5% of net assets at fair value, or $1.4 billion, was invested in 104 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $96.3 million and $30.1 million, respectively, and 1.7% of net assets at fair value, or $15.4 million, was invested in cash and cash equivalents. As of December 31, 2019, 79.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 11.4% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2019, 78.6% of the Company's portfolio at fair value consisted of senior secured debt investments and 12.3% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2019 and 2018, the Company recorded net realized gains (losses) of $3.3 million and $18.0 million, respectively. During the three months ended December 31, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $2.9 million and $(7.0) million, respectively.
The composition of the Company's investments as of December 31, 2019 and September 30, 2019 at cost and fair value was as follows:

	December 31, 2019		September 30, 2019
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,299,156	$1,238,354	$1,274,367	$1,212,174
Investments in equity securities	93,530	100,800	93,075	99,566
Debt investments in SLF JV I	96,250	96,250	96,250	96,250
Equity investment in SLF JV I	49,322	32,223	49,322	30,052
Total	$1,538,258	$1,467,627	$1,513,014	$1,438,042
The following table presents the composition of the Company's debt investments as of December 31, 2019 and September 30, 2019 at fixed rates and floating rates:

	December 31, 2019		September 30, 2019
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$125,672	9.42%	$132,965	10.16%
Floating rate debt securities, including debt investments in SLF JV I	1,208,932	90.58	1,175,459	89.84
Total	$1,334,604	100.00%	$1,308,424	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of December 31, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$469,624	$697,632	$—	$1,167,256
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	59,000	108,348	—	167,348
Investments in equity securities (preferred)	—	—	38,909	—	38,909
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	14,533	—	44,645	34,936	94,114
Total investments at fair value	14,533	528,624	889,534	34,936	1,467,627
Cash equivalents	16,018	—	—	—	16,018
Total assets at fair value	$30,551	$528,624	$889,534	$34,936	$1,483,645
Derivative liability	$—	$972	$—	$—	$972
Total liabilities at fair value	$—	$972	$—	$—	$972
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

The following table presents the financial instruments carried at fair value as of September 30, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$477,542	$653,334	$—	$1,130,876
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	67,239	110,309	—	177,548
Investments in equity securities (preferred)	—	—	40,578	—	40,578
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	15,054	—	41,006	32,980	89,040
Total investments at fair value	$15,054	$544,781	$845,227	$32,980	$1,438,042
Cash equivalents	$9,611	$—	$—	$—	$9,611
Derivative assets	—	490	—	—	490
Total assets at fair value	$24,665	$545,271	$845,227	$32,980	$1,448,143
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to December 31, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227
Purchases	96,395	959	—	1,328	98,682
Sales and repayments	(73,292)	(365)	(1,388)	(39)	(75,084)
Transfers in (a)	33,252	—	—	—	33,252
Transfers out (a)	(15,000)	—	—	—	(15,000)
PIK interest income	1,119	—	—	—	1,119
Accretion of OID	1,421	305	—	—	1,726
Net unrealized appreciation (depreciation)	469	(2,860)	(1,076)	2,311	(1,156)
Net realized gains (losses)	(66)	—	795	39	768
Fair value as of December 31, 2019	$697,632	$108,348	$38,909	$44,645	$889,534
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2019	$1,313	$(2,860)	$(174)	$2,311	$590
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the three months ended December 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.
The following table provides a roll-forward in the changes in fair value from September 30, 2018 to December 31, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
Purchases	89,999	533	—	2,514	93,046	—
Sales and repayments	(33,022)	(15,749)	—	(21,291)	(70,062)	(445)
Transfers in (a)	3,222	—	—	—	3,222	—
Transfers out (b)	—	(33,150)	—	(12,073)	(45,223)	—
PIK interest income	645	95	—	—	740	—
Accretion of OID	6,594	370	—	—	6,964	—
Net unrealized appreciation (depreciation)	35,541	8,995	565	(11,463)	33,638	19
Net realized gains (losses)	(578)	—	(495)	15,286	14,213	—
Fair value as of December 31, 2018	$741,372	$119,953	$4,988	$34,107	$900,420	$9,302
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of December 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2018	$35,508	$8,995	$70	$857	$45,430	$19
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of December 31, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$268,558	Market Yield	Market Yield	(b)	6.7%	-	18.0%	12.0%
	63,446	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	8.0x	7.2x
	11,510	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	54,702	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	299,416	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	11,637	Market Yield	Market Yield	(b)	13.0%	-	15.0%	14.0%
	461	Enterprise Value	EBITDA Multiple	(c)	8.0x	-	9.0x	9.0x
SLF JV I Debt Investments	96,250	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	17,013	Enterprise Value	Revenue Multiple	(c)	0.8x	-	8.2x	3.1x
	54,548	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	17.0x	6.9x
	4,456	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	7,537	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$889,534
__________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	Used when market participants would take into account market yield when pricing the investment.

(c)	Used when market participants would use such multiples when pricing the investment.

(d)	Used when there is an observable transaction or pending event for the investment.

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

(f)
The Company determined the value of its subordinated notes of SLF JV I based on the total assets less the total liabilities senior to the subordinated notes held at SLF JV I in an amount not exceeding par under the EV technique.

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$314,026	Market Yield	Market Yield	(b)	6.7%	-	18.0%	11.2%
	17,452	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	6.0x	5.0x
	11,510	Enterprise Value	Asset Multiple	(c)	0.9x		1.1x	1.0x
	3,750	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	306,596	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	11,353	Market Yield	Market Yield	(b)	13.0%	-	15.0%	14.0%
	2,706	Enterprise Value	EBITDA Multiple	(c)	6.5x	-	8.5x	7.5x
SLF JV I Debt Investments	96,250	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	4,004	Enterprise Value	Revenue Multiple	(c)	0.8x	-	8.9x	3.3x
	72,950	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	17.0x	6.9x
	4,630	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
Total	$845,227
__________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	Used when market participants would take into account market yield when pricing the investment.

(c)	Used when market participants would use such multiples when pricing the investment.

(d)	Used when there is an observable transaction or pending event for the investment.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(f)
The Company determined the value of its subordinated notes of SLF JV I based on the total assets less the total liabilities senior to the subordinated notes held at SLF JV I in an amount not exceeding par under the EV technique.

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the EV technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities is the earnings before interest, taxes, depreciation and amortization ("EBITDA"), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2019 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$377,825	$377,825	$—	$—	$377,825
Unsecured notes payable (net of unamortized financing costs)	158,643	165,636	—	165,636	—
Total	$536,468	$543,461	$—	$165,636	$377,825
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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,201,904	78.13%	$1,170,258	77.35%
Subordinated debt	97,252	6.32%	104,109	6.88%
Debt investments in SLF JV I	96,250	6.26%	96,250	6.36%
Common equity and warrants	53,680	3.49%	52,630	3.48%
LLC equity interests of SLF JV I	49,322	3.21%	49,322	3.26%
Preferred equity	39,850	2.59%	40,445	2.67%
Total	$1,538,258	100.00%	$1,513,014	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,167,256	79.53%	125.36%	$1,130,876	78.64%	121.51%
Debt investments in SLF JV I	96,250	6.56%	10.34%	96,250	6.69%	10.34%
Subordinated debt	71,098	4.84%	7.64%	81,298	5.65%	8.74%
Common equity and warrants	61,891	4.22%	6.65%	58,988	4.10%	6.34%
Preferred equity	38,909	2.65%	4.18%	40,578	2.82%	4.36%
LLC equity interests of SLF JV I	32,223	2.20%	3.46%	30,052	2.10%	3.23%
Total	$1,467,627	100.00%	157.63%	$1,438,042	100.00%	154.52%

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

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Northeast	$453,327	29.48%	$394,130	26.05%
West	353,969	23.01%	377,810	24.97%
Midwest	309,043	20.09%	322,651	21.33%
International	184,814	12.01%	171,129	11.31%
Southeast	121,130	7.87%	131,522	8.69%
Southwest	66,996	4.36%	66,781	4.41%
Northwest	35,214	2.29%	35,193	2.33%
South	13,765	0.89%	13,798	0.91%
Total	$1,538,258	100.00%	$1,513,014	100.00%

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$415,433	28.30%	44.62%	$358,328	24.93%	38.50%
West	329,169	22.43%	35.35%	350,660	24.38%	37.68%
Midwest	284,471	19.38%	30.56%	297,433	20.68%	31.97%
International	194,436	13.25%	20.88%	175,687	12.22%	18.88%
Southeast	113,286	7.72%	12.17%	125,306	8.71%	13.46%
Southwest	82,312	5.61%	8.84%	82,395	5.73%	8.85%
Northwest	34,764	2.37%	3.73%	34,817	2.42%	3.74%
South	13,756	0.94%	1.48%	13,416	0.93%	1.44%
Total	$1,467,627	100.00%	157.63%	$1,438,042	100.00%	154.52%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$152,886	9.96%	$132,051	8.73%
Multi-Sector Holdings (1)	146,436	9.52	146,436	9.67
Health Care Services	111,395	7.24	100,173	6.62
Data Processing & Outsourced Services	101,265	6.58	97,759	6.46
Property & Casualty Insurance	85,593	5.56	73,076	4.83
Biotechnology	83,356	5.42	82,109	5.43
Pharmaceuticals	63,239	4.11	59,294	3.92
Specialized Finance	53,533	3.48	53,227	3.52
Auto Parts & Equipment	44,510	2.89	42,641	2.82
Research & Consulting Services	39,681	2.58	34,734	2.30
Real Estate Services	39,255	2.55	39,332	2.60
Health Care Technology	36,591	2.38	51,044	3.37
Aerospace & Defense	33,615	2.19	33,665	2.23
Specialty Chemicals	31,792	2.07	31,788	2.10
Systems Software	31,657	2.06	31,716	2.10
Movies & Entertainment	30,819	2.00	18,858	1.25
Oil & Gas Refining & Marketing	30,338	1.97	30,378	2.01
Integrated Telecommunication Services	30,293	1.97	33,741	2.23
Internet Services & Infrastructure	28,406	1.85	32,563	2.15
Managed Health Care	27,603	1.79	27,645	1.83
Electrical Components & Equipment	25,668	1.67	21,210	1.40
Advertising	24,259	1.58	42,405	2.80
Education Services	23,031	1.50	15,672	1.04
Airport Services	22,427	1.46	—	—
Independent Power Producers & Energy Traders	22,175	1.44	—	—
Construction & Engineering	19,135	1.24	23,443	1.55
Health Care Distributors	19,060	1.24	22,561	1.49
General Merchandise Stores	18,987	1.23	18,946	1.25
Diversified Support Services	18,802	1.22	18,805	1.24
Apparel, Accessories & Luxury Goods	17,790	1.16	18,192	1.20
Industrial Machinery	16,055	1.04	17,055	1.13
IT Consulting & Other Services	14,962	0.97	14,975	0.99
Alternative Carriers	11,671	0.76	29,400	1.94
Oil & Gas Equipment & Services	11,664	0.76	12,165	0.80
Oil & Gas Storage & Transportation	11,592	0.75	11,603	0.77
Airlines	10,640	0.69	10,640	0.70
Trading Companies & Distributors	10,322	0.67	10,357	0.68
Specialized REITs	9,688	0.63	8,264	0.55
Household Appliances	7,820	0.51	7,837	0.52
Food Retail	6,813	0.44	14,473	0.96
Commercial Printing	6,102	0.40	6,002	0.40
Restaurants	3,089	0.20	3,097	0.20
Leisure Facilities	1,887	0.12	1,887	0.12
Specialty Stores	1,305	0.08	1,305	0.09
Thrifts & Mortgage Finance	938	0.06	1,217	0.08
Other Diversified Financial Services	113	0.01	113	0.01
Interactive Media & Services	—	—	21,805	1.44
Environmental & Facilities Services	—	—	5,940	0.39
Human Resource & Employment Services	—	—	830	0.05
Department Stores	—	—	585	0.04
Total	$1,538,258	100.00%	$1,513,014	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$151,296	10.32%	16.26%	$129,577	9.00%	13.94%
Multi-Sector Holdings (1)	130,791	8.91	14.05	128,539	8.94	13.81
Data Processing & Outsourced Services	102,188	6.96	10.98	98,267	6.83	10.56
Biotechnology	92,106	6.28	9.89	85,719	5.96	9.21
Property & Casualty Insurance	85,813	5.85	9.22	74,148	5.16	7.97
Health Care Services	65,421	4.46	7.03	58,391	4.06	6.27
Pharmaceuticals	63,319	4.31	6.80	60,057	4.18	6.45
Specialized Finance	53,601	3.65	5.76	51,485	3.58	5.53
Research & Consulting Services	42,340	2.88	4.55	37,336	2.60	4.01
Auto Parts & Equipment	41,664	2.84	4.47	40,484	2.82	4.35
Real Estate Services	39,303	2.68	4.22	39,501	2.75	4.24
Health Care Technology	38,069	2.59	4.09	52,275	3.64	5.62
Aerospace & Defense	33,592	2.29	3.61	33,738	2.35	3.63
Systems Software	31,809	2.17	3.42	31,504	2.19	3.39
Oil & Gas Refining & Marketing	31,651	2.16	3.40	31,597	2.20	3.40
Movies & Entertainment	30,757	2.10	3.30	18,613	1.29	2.00
Internet Services & Infrastructure	28,376	1.93	3.05	32,565	2.26	3.50
Managed Health Care	27,565	1.88	2.96	27,775	1.93	2.98
Electrical Components & Equipment	26,413	1.80	2.84	20,032	1.39	2.15
Integrated Telecommunication Services	25,147	1.71	2.70	28,876	2.01	3.10
Specialty Chemicals	23,253	1.58	2.50	23,514	1.64	2.53
Airport Services	22,425	1.53	2.41	—	—	—
Independent Power Producers & Energy Traders	22,145	1.51	2.38	—	—	—
Advertising	19,299	1.31	2.07	37,261	2.59	4.00
Construction & Engineering	19,053	1.30	2.05	23,982	1.67	2.58
Health Care Distributors	18,838	1.28	2.02	21,962	1.53	2.36
Diversified Support Services	18,527	1.26	1.99	18,624	1.30	2.00
General Merchandise Stores	16,376	1.12	1.76	16,934	1.18	1.82
Airlines	15,966	1.09	1.71	16,140	1.12	1.73
Industrial Machinery	15,771	1.07	1.69	16,848	1.17	1.81
IT Consulting & Other Services	14,573	0.99	1.57	13,792	0.96	1.48
Leisure Products	14,533	0.99	1.56	15,054	1.05	1.62
Oil & Gas Equipment & Services	12,800	0.87	1.37	13,652	0.95	1.47
Apparel, Accessories & Luxury Goods	12,618	0.86	1.36	13,286	0.92	1.43
Alternative Carriers	12,491	0.85	1.34	29,580	2.06	3.18
Oil & Gas Storage & Transportation	11,853	0.81	1.27	11,926	0.83	1.28
Trading Companies & Distributors	10,318	0.70	1.11	10,370	0.72	1.11
Specialized REITs	9,725	0.66	1.04	8,213	0.57	0.88
Household Appliances	7,742	0.53	0.83	7,614	0.53	0.82
Education Services	7,661	0.52	0.82	16	—	—
Food Retail	6,998	0.48	0.75	14,903	1.04	1.60
Commercial Printing	6,000	0.41	0.64	5,900	0.41	0.63
Leisure Facilities	4,328	0.29	0.46	4,809	0.33	0.52
Restaurants	2,718	0.19	0.29	2,800	0.19	0.30
Thrifts & Mortgage Finance	395	0.03	0.04	691	0.05	0.07
Interactive Media & Services	—	—	—	22,500	1.56	2.42
Environmental & Facilities Services	—	—	—	5,937	0.41	0.64
Human Resource & Employment Services	—	—	—	775	0.05	0.08
Department stores	—	—	—	480	0.03	0.05
Total	$1,467,627	100.00%	157.63%	$1,438,042	100.00%	154.52%
___________________

(1)	This industry includes the Company's investment in SLF JV I.

As of December 31, 2019 and September 30, 2019, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. On December 28, 2018, the Company and Kemper directed the redemption of their holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of the Company and Kemper, based upon their respective holdings of mezzanine notes. Upon such distribution, the Company and Kemper each then directed that a portion of their respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I (the "SLF JV 1 Subordinated Notes") and the mezzanine notes issued by SLF Repack Issuer 2016, LLC (the "SLF Repack Notes") collectively are referred to as the SLF JV I Notes. Prior to the redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2019 and September 30, 2019, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $250.0 million of borrowings as of December 31, 2019 and September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2019, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of December 31, 2019, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $189.7 million and $170.2 million of borrowings were outstanding as of December 31, 2019 and September 30, 2019, respectively.
As of December 31, 2019 and September 30, 2019, SLF JV I had total assets of $351.7 million and $360.9 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 51 portfolio companies as of each of December 31, 2019 and September 30, 2019. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of December 31, 2019, the Company's investment in SLF JV I consisted of LLC equity interests of $32.2 million, at fair value, and SLF JV I Subordinated Notes of $96.3 million, at fair value. As of September 30, 2019, the Company's investment in SLF JV I consisted of LLC equity interests of $30.1 million, at fair value, and SLF JV I Subordinated Notes of $96.3 million, at fair value.
As of each of December 31, 2019 and September 30, 2019, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of December 31, 2019 and September 30, 2019, the Company and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of December 31, 2019 and September 30, 2019, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Senior secured loans (1)	$324,586	$340,960
Weighted average interest rate on senior secured loans (2)	6.31%	6.57%
Number of borrowers in SLF JV I	51	51
Largest exposure to a single borrower (1)	$10,808	$10,835
Total of five largest loan exposures to borrowers (1)	$50,333	$50,510
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of December 31, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.44%	Diversified Support Services	$9,276	$9,235	$9,284
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,314	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.44%	Electrical Components & Equipment	6,118	5,972	6,126	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	5.74%	Integrated Telecommunication Services	7,425	7,270	7,454
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.55%	Pharmaceuticals	9,429	9,169	8,266
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.68%	Personal Products	2,850	2,344	2,443
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.96%	Application Software	4,615	4,538	4,531	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(6)	(7)	(4)(5)
Total Apptio, Inc.					4,532	4,524
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.93%	Airport Services	6,500	6,338	6,338	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	4.80%	Data Processing & Outsourced Services	9,850	9,831	9,868
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.05%	Systems Software	7,590	7,501	7,522	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	5.79%	Oil & Gas Equipment & Services	7,388	7,359	6,353
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	7,194	(4)
Total C5 Technology Holdings, LLC					7,194	7,194
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	5.80%	Application Software	4,963	4,913	4,994
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.94%	Oil & Gas Refining & Marketing	7,940	7,860	7,990	(4)
Connect U.S. Finco LLC	First Lien Delayed Draw Term Loan, LIBOR+4.50% cash due 12/11/2026	6.29%	Alternative Carriers	3,272	3,112	3,331	(4)(5)
Cortes NP Acquisition Corporation	First Lien Term Loan, LIBOR+4.00% cash due 11/30/2023	5.93%	Electrical Components & Equipment	4,290	4,075	4,290	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.94%	Biotechnology	5,985	5,940	6,041
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	5.80%	Internet Services & Infrastructure	8,000	7,980	8,040
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	5.94%	Application Software	4,987	4,963	5,028
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 11/20/2026	6.39%	Application Software	7,500	7,425	7,570
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.55%	Specialty Chemicals	4,938	4,909	4,910
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.55%	Integrated Telecommunication Services	6,457	6,384	6,502
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.04%	Systems Software	7,840	7,784	7,771
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.55%	Interactive Media & Services	7,832	7,816	7,894

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	9.80%	Research & Consulting Services	$6,000	$5,976	$5,910	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	6.18%	Systems Software	4,000	3,960	3,979
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.43%	Pharmaceuticals	7,864	7,771	7,287
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%	Alternative Carriers	10,000	9,897	10,035
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.79%	Household Products	8,000	7,974	7,876
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.79%	Internet Services & Infrastructure	4,524	4,446	4,442	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(8)	(9)	(4)(5)
Total Mindbody, Inc.					4,438	4,433
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	5.80%	Health Care Technology	6,000	5,970	6,041
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.94%	Oil & Gas Equipment & Services	1,203	1,203	1,203	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	1,268	(4)
Total New IPT, Inc.					1,203	2,471
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical Components & Equipment	6,877	6,852	6,774
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.80%	Application Software	5,977	5,948	5,889
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.80%	Application Software	7,289	7,253	7,335
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application software	—	(3)	4	(5)
Total OEConnection LLC					7,250	7,339
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	4.80%	Interactive Media & Services	3,980	3,962	4,013
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	6.25%	Metal & Glass Containers	4,350	4,307	4,395
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	8.29%	Aerospace & Defense	2,189	2,169	2,080	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	4.55%	Casinos & Gaming	6,499	6,476	6,526
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.93%	Footwear	8,397	8,382	7,516
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.44%	Health Care Services	9,825	9,754	9,813
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.44%	Diversified Support Services	4,875	4,802	4,826
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	6.19%	Personal Products	8,000	7,960	8,086
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.55%	Application Software	4,619	4,267	4,424	(4)
Thruline Marketing, Inc.	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Thunder Finco (US), LLC	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	6.04%	Movies & Entertainment	8,000	7,920	8,000
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.00% cash due 4/15/2033		Pharmaceuticals	4,955	4,955	5,128
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.74%	Application Software	9,850	9,813	9,861	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.05%	Movies & Entertainment	4,477	4,477	4,513
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	6.80%	Specialized REITs	6,385	6,220	6,286	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	4.49%	Pharmaceuticals	$1,722	$1,714	$1,733
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.30%	Application Software	6,876	6,841	6,640	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.55%	Data Processing & Outsourced Services	10,808	10,821	10,893
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.68%	Aerospace & Defense	6,000	5,951	5,929	(4)
				$324,586	$330,414	$330,401
__________
(1) Represents the interest rate as of December 31, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of December 31, 2019, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 1.80%, the 60-day LIBOR at 1.85%, the 90-day LIBOR at 1.94% and the 180-day LIBOR at 1.92%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of December 31, 2019.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%	Diversified support services	$9,300	$9,256	$9,201
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,295	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	6,145	5,992	5,659	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	9,900	9,875	9,916
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	9,900	9,801	9,764
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	7,444	7,282	7,439
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	7,656	7,656	6,963
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%	Application software	4,615	4,534	4,530	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application software	—	(7)	(7)	(4)(5)
Total Apptio, Inc.					4,527	4,523
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.04%	Data processing & outsourced services	9,875	9,855	9,858
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%	Systems software	7,609	7,518	7,336	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	7,406	7,376	6,855
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	7,194	(4)
Total C5 Technology Holdings, LLC					7,194	7,194
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%	Application software	4,975	4,925	5,018
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	7,960	7,880	8,010	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	8,000	7,840	7,888	(4)
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	6,000	5,955	6,030
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%	Internet services & infrastructure	8,000	7,980	7,985
DigiCert, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%	Internet services & infrastructure	8,250	8,148	8,249	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	5,000	4,975	5,015
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.04%	Casinos & gaming	4,764	4,742	4,776
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,938	4,909	4,910
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunication services	6,473	6,400	6,471
Gentiva Health Services, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%	Healthcare services	7,920	7,801	7,974
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	7,860	7,801	7,644
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%	Interactive media & services	7,852	7,835	7,862
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	6,000	5,975	5,925	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	$7,898	$7,797	$7,272
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	10,000	9,891	10,042
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%	Household products	8,000	7,972	7,610
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	4,187	4,119	2,676
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%	Internet services & infrastructure	4,524	4,443	4,438	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/15/2025		Internet services & infrastructure	—	(9)	(9)	(4)(5)
Total Mindbody, Inc.					4,434	4,429
Navicure, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 9/18/2026	6.13%	Healthcare technology	6,000	5,970	6,008
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.10%	Oil & gas equipment & services	1,422	1,422	1,422	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & gas equipment & services		—	1,268	(4)
Total New IPT, Inc.					1,422	2,690
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	6,895	6,868	6,792
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,993	5,961	5,882
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	7,880	7,872	7,890
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	7,312	7,275	7,298
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(3)	(1)	(5)
Total OEConnection LLC					7,272	7,297
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,990	3,971	4,011
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%	Aerospace & defense	2,205	2,183	2,094	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	4.79%	Casinos & gaming	6,516	6,491	6,470
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	8,420	8,403	7,999
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	9,850	9,775	9,838
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%	Diversified support services	4,906	4,833	4,759
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	8,000	7,960	8,048
Thruline Marketing, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.10%	Advertising	1,854	1,851	1,854	(4)
	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Total Thruline Marketing, Inc.					2,939	2,512
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	5,000	5,000	5,175
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%	Application software	9,875	9,836	9,836	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	4,489	4,489	4,506
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%	Specialized REITs	6,401	6,221	6,256	(4)
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	4.79%	Pharmaceuticals	1,772	1,764	1,778

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%	Application software	$6,894	$6,856	$6,534	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	10,835	10,849	10,894
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	6,000	5,949	5,974	(4)
				$340,960	$347,985	$345,032
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
(4) This investment was held by both the Company and SLF JV I as of September 30, 2019.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Both the cost and fair value of the Company's debt investment in SLF JV I were $96.3 million as of each of December 31, 2019 and September 30, 2019. The Company earned interest income of $2.2 million and $2.8 million on its debt investment in the SLF JV I for the three months ended December 31, 2019 and 2018, respectively. The Company's debt investment in SLF JV I bears interest at a rate of one-month LIBOR plus 7.0% per annum and matures on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $49.3 million and $32.2 million, respectively, as of December 31, 2019, and $49.3 million and $30.1 million, respectively, as of September 30, 2019. The Company did not earn dividend income for the three months ended December 31, 2019 and December 31, 2018, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2019 and September 30, 2019 and for the three months ended December 31, 2019 and 2018:

	December 31, 2019	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2019: $330,414; cost September 30, 2019: $347,985)	$330,401	$345,032
Cash and cash equivalents	9,762	3,674
Restricted cash	5,157	5,242
Other assets	6,410	6,912
Total assets	$351,730	$360,860

Senior credit facility payable	$189,710	$170,210
Debt securities payable at fair value (proceeds December 31, 2019: $110,000; proceeds September 30, 2019: $110,000)	110,000	110,000
Other liabilities	15,194	46,303
Total liabilities	$314,904	$326,513
Members' equity	36,826	34,347
Total liabilities and members' equity	$351,730	$360,860

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended December 31, 2019	Three months ended December 31, 2018
Selected Statements of Operations Information:
Interest income	$5,393	$5,438
Other income	6	9
Total investment income	5,399	5,447
Interest expense	4,641	5,154
Other expenses	67	50
Total expenses (1)	4,708	5,204
Net unrealized appreciation (depreciation)	2,941	(3,456)
Net realized gains (losses)	(1,152)	(5,005)
Net income (loss)	$2,480	$(8,218)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The debt securities are valued based on the total assets less the total liabilities senior to the subordinated notes of SLF JV I in an amount not exceeding par under the EV technique.
During the three months ended December 31, 2019 and 2018, the Company did not sell any debt investments to SLF JV I.

Note 4. Fee Income
For the three months ended December 31, 2019 and 2018, the Company recorded total fee income of $1.1 million and $1.2 million, respectively, of which $0.2 million and $0.1 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Net Assets
Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2019 and 2018:

(Share amounts in thousands)	Three months ended December 31, 2019	Three months ended December 31, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$13,843	$27,718
Weighted average common shares outstanding — basic and diluted	140,961	140,961
Earnings (loss) per common share — basic and diluted	$0.10	$0.20

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the three months ended December 31, 2019:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	—	—	7,836	7,836
Net unrealized appreciation (depreciation)	—	—	—	2,879	2,879
Net realized gains (losses)	—	—	—	3,288	3,288
Provision for income tax (expense) benefit	—	—	—	(160)	(160)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	88	1	480	—	481
Repurchases of common stock under dividend reinvestment plan	(88)	(1)	(480)	—	(481)
Balance at December 31, 2019	140,961	$1,409	$1,487,774	$(558,101)	$931,082

The following table presents the changes in net assets for the three months ended December 31, 2018:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	140,961	$1,409	$1,492,739	$(636,113)	$858,035
Net investment income	—	—	—	17,317	17,317
Net unrealized appreciation (depreciation)	—	—	—	(6,975)	(6,975)
Net realized gains (losses)	—	—	—	17,962	17,962
Provision for income tax (expense) benefit	—	—	—	(586)	(586)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	87	1	383	—	384
Repurchases of common stock under dividend reinvestment plan	(87)	(1)	(383)	—	(384)
Balance at December 31, 2018	140,961	$1,409	$1,492,739	$(621,786)	$872,362

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
For income tax purposes, the Company has reported its distributions for the 2019 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2019 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
Total for the three months ended December 31, 2019			$0.095	$ 12.9 million	87,747	$ 0.5 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
Total for the three months ended December 31, 2018			$0.095	$ 13.0 million	87,429	$ 0.4 million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2019 and 2018.

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

On February 25, 2019, the Company amended and restated the Credit Facility to increase the size of the facility from $600 million to $680 million (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility up to $1.02 billion), extend the period during which the Company may make drawings from expiring on November 30, 2020 to expiring on February 25, 2023, extend the final maturity date from November 30, 2021 to February 25, 2024, and lower the interest rate margins (a) for LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option), from 2.75% to 2.25% or from 2.25% to 2.00% and (b) for alternate base rate loans, from 1.75% to 1.25% or from 1.25% to 1.00%, each depending on the Company’s senior debt coverage ratio. Additionally, on April 1, 2019, the Company increased the size of the Credit Facility from $680 million to $700 million under the “accordion” feature. As of December 31, 2019, the Company was able to borrow up to $700 million under the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of December 31, 2019, except for assets that were held by the Excluded Subsidiaries and certain other immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 through February 25, 2020 and (2) 2.25 to 1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Credit Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of December 31, 2019, the Company was in compliance with all financial covenants under the Credit Facility. In addition to the asset coverage ratio described above, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Credit Facility is subject to the satisfaction of certain conditions.

On December 13, 2019, the Company amended the Credit Facility to (1) reduce the required ratio of total assets (less total liabilities) to total indebtedness of the Company and its subsidiaries (subject to certain exceptions), from 1.65 to 1.00 to 1.50 to 1.00 and (2) modify the definition of Advance Rate to reference asset coverage of 1.50 to 1.00, rather than 1.65 to 1.00.

As of December 31, 2019 and September 30, 2019, the Company had $377.8 million and $314.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $377.8 million and $314.8 million, respectively. The Company's borrowings under the Credit Facility bore interest at a weighted average interest rate of 3.983% and 4.677% for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019 and 2018, the Company recorded interest expense (inclusive of fees) of $4.0 million and $3.3 million, respectively, related to the Credit Facility.
See Note 13 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income

As of each of December 31, 2019 and September 30, 2019, there were three investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2019 and September 30, 2019 were as follows:

	December 31, 2019				September 30, 2019
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,336,000	95.74%	$1,334,143	99.97%	$1,311,849	95.72%	$1,305,718	99.79%
PIK non-accrual (1)	12,661	0.91	—	—	12,661	0.92	—	—
Cash non-accrual (2)	46,745	3.35	461	0.03	46,107	3.36	2,706	0.21
Total	$1,395,406	100.00%	$1,334,604	100.00%	$1,370,617	100.00%	$1,308,424	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2019 and 2018.

	Three months ended December 31, 2019	Three months ended December 31, 2018
Net increase (decrease) in net assets resulting from operations	$13,843	$27,718
Net unrealized (appreciation) depreciation	(2,879)	6,975
Book/tax difference due to organizational costs	(22)	(10)
Book/tax difference due to interest income on certain loans	—	878
Book/tax difference due to capital losses not recognized / (recognized)	(3,977)	(17,702)
Other book/tax differences	5,144	586
Taxable/Distributable Income (1)	$12,109	$18,445
 __________
(1) The Company's taxable income for the three months ended December 31, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.
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
For the three months ended December 31, 2019, the Company recognized a total provision for income taxes of $0.2 million, which was comprised of (i) a current income tax benefit of approximately $0.1 million primarily as a result of a reversal of penalties and interest previously incurred, and (ii) deferred income tax expense of approximately $0.2 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended December 31, 2019, the Company recorded net realized gains of $3.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
YETI Holdings, Inc.	$3.4
Other, net	(0.1)
Total, net	$3.3
During the three months ended December 31, 2018, the Company recorded net realized gains of $18.0 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
BeyondTrust Holdings LLC	$12.4
InMotion Entertainment Group, LLC	2.7
YETI Holdings, Inc.	2.7
Other, net	0.2
Total, net	$18.0

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended December 31, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $2.9 million and $(7.0) million, respectively. For the three months ended December 31, 2019, this consisted of $3.9 million of net unrealized appreciation on equity investments and $2.2 million of net unrealized appreciation on debt investments, partially offset by $1.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $1.5 million net unrealized depreciation of foreign currency forward contracts. For the three months ended December 31, 2018, this consisted of $15.5 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), $5.6 million of net unrealized depreciation on equity investments and $0.4 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $14.5 million of net unrealized appreciation on debt investments.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of December 31, 2019 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $16.0 million and $10.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Investment Advisory Agreement
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
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc., pursuant to an investment advisory agreement between the Company and the Former Adviser (the "Former Investment Advisory Agreement"), which was terminated on October 17, 2017.
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
For the three months ended December 31, 2019, the base management fee incurred under the Investment Advisory Agreement was $5.6 million. For the three months ended December 31, 2018, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $5.5 million.
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

For the three months ended December 31, 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.0 million. For the three months ended December 31, 2018, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.7 million (prior to waivers).

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. For the year ended September 30, 2019, the Company incurred $4.6 million of capital gains incentive fees under the Investment Advisory Agreement (prior to waivers).

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2019, the Company recorded $1.1 million of accrued capital gains incentive fees. As of December 31, 2019, the Company had recorded cumulative accrued capital gains incentive fees of $11.2 million (prior to waivers).

To ensure compliance with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which Oaktree waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. The contractual amount of fees permanently waived at the end of the two-year period was $3.9 million, and is reflected in base management fee and incentive fee payable on the Consolidated Statement of Assets and Liabilities as of December 31, 2019. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” As of September 30, 2019, the Company had accrued cumulative fee waivers of $9.1 million. During the three months ended December 31, 2019, the Company reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period has ended.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the accrued waiver balance and illustrates the impact of the end of the two-year contractual fee waiver period:

($ in millions)
Accrued fee waivers as of September 30, 2019 (1)	$9.1
Reversal of previously accrued fee waivers (2)	(5.2)
Contractual fees waived under the Investment Advisory Agreement (3)	(3.9)
Accrued fee waivers as of December 31, 2019	$—

(1)	Calculated in accordance with GAAP as of September 30, 2019 and is based on a hypothetical liquidation basis.

(2)
Reflects the reversal of fee waivers that were previously accrued based on a hypothetical liquidation basis when the two-year contractual fee waiver was in effect. This reversal was recognized in connection with the expiration of the two-year contractual fee waiver, which ended on October 17, 2019, and is reflected in reversal of fees waived in the Consolidated Statement of Operations for the three months ended December 31, 2019.

(3)	Reflects the amount of fees permanently waived pursuant to the two-year contractual fee waiver.

As of September 30, 2019, the capital gains incentive fee payable under the Investment Advisory Agreement (net of waivers) was $0.8 million as shown below:

($ in millions)	September 30, 2019 (1)
Capital gains incentive fee payable under the Investment Advisory Agreement (prior to waivers)	$4.6
Contractual fees waived	(3.9)
Capital gains incentive fee payable under the Investment Advisory Agreement (net of waivers)	$0.8

(1)	Amounts may not sum due to rounding.
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
Administrative Services
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
For the three months ended December 31, 2019, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the three months ended December 31, 2018, the Company accrued administrative expenses of $0.9 million, including $0.1 million of general and administrative expenses.
As of December 31, 2019 and September 30, 2019, $2.5 million and $2.7 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2019	Three months ended December 31, 2018
Net asset value per share at beginning of period	$6.60	$6.09
Net investment income (1)	0.06	0.12
Net unrealized appreciation (depreciation) (1)	0.03	(0.05)
Net realized gains (losses) (1)	0.02	0.13
Distributions to stockholders	(0.10)	(0.10)
Net asset value per share at end of period	$6.61	$6.19
Per share market value at beginning of period	$5.18	$4.96
Per share market value at end of period	$5.46	$4.23
Total return (2)	7.23%	(12.87)%
Common shares outstanding at beginning of period	140,961	140.961
Common shares outstanding at end of period	140,961	140.961
Net assets at beginning of period	$930,630	$858,035
Net assets at end of period	$931,082	$872,362
Average net assets (3)	$934,932	$869,855
Ratio of net investment income to average net assets (4)	3.33%	7.90%
Ratio of total expenses to average net assets (4)	7.61%	10.27%
Ratio of net expenses to average net assets (4)	9.81%	9.56%
Ratio of portfolio turnover to average investments at fair value	6.68%	10.99%
Weighted average outstanding debt (5)	$489,564	$614,369
Average debt per share (1)	$3.47	$4.36
Asset coverage ratio at end of period (6)	271.92%	241.91%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of debt outstanding for the period.
(6)	Based on outstanding senior securities of $540.0 million and $612.9 million as of December 31, 2019 and 2018, respectively.

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
Interest on the 2019 Notes was paid semi-annually on March 1 and September 1 at a rate of 4.875% per annum. As of December 31, 2019 and September 30, 2019, there were no 2019 Notes outstanding. The 2019 Notes matured on March 1, 2019 and were fully repaid during the three months ended March 31, 2019. For the three months ended December 31, 2018, the Company recorded interest expense of $3.0 million (inclusive of fees) related to the 2019 Notes.

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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2019 and 2018, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the three months ended December 31, 2019 and 2018, the Company recorded interest expense of $1.2 million (inclusive of fees) related to the 2024 Notes.
As of December 31, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $74.0 million and $77.0 million, respectively. As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act or any successor provisions, as well as covenants requiring the Company to provide financial information to

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2019 and 2018, the Company did not repurchase any of the 2028 Notes in the open market.
For each of the three months ended December 31, 2019 and 2018, the Company recorded interest expense of $1.4 million (inclusive of fees) related to the 2028 Notes.
As of December 31, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.7 million and $88.6 million, respectively. As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively.
Note 14. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2019, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$23,037	£17,835	2/18/2020	$—	$(622)	Derivative liability
Foreign currency forward contract	$19,028	€17,200	2/28/2020	$—	$(350)	Derivative liability
				$—	$(972)
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$22,161	£17,910	10/15/2019	$76	$—	Derivative asset
Foreign currency forward contract	$19,193	€17,150	11/29/2019	$414	$—	Derivative asset
				$490	$—

Note 15. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of December 31, 2019, the Company's only off-balance sheet arrangements consisted of $101.7 million of unfunded commitments, which was comprised of $96.9 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2019, the Company's only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC subordinated notes and LLC equity interests and limited partnership interests) as of December 31, 2019 and September 30, 2019 is shown in the table below:

	December 31, 2019	September 30, 2019
Assembled Brands Capital LLC	$35,182	$35,182
Connect U.S. Finco LLC	17,732	—
P2 Upstream Acquisition Co.	9,000	9,000
PaySimple, Inc.	8,702	12,250
Sorrento Therapeutics, Inc.	7,500	7,500
Corrona, LLC	5,494	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Mindbody, Inc.	3,048	3,048
Acquia Inc.	2,240	—
New IPT, Inc.	2,229	2,229
4 Over International, LLC	1,849	1,977
Apptio, Inc.	1,538	1,538
Senior Loan Fund JV I, LLC	1,328	1,328
iCIMs, Inc.	882	882
Ministry Brands, LLC	800	800
GKD Index Partners, LLC	578	1,156
PLATO Learning Inc. (1)	107	746
TerSera Therapeutics, LLC	—	4,200
Thruline Marketing, Inc.	—	3,000
Total	$101,709	$88,336
 ___________
(1) This investment was on cash or PIK non-accrual status as of December 31, 2019 and September 30, 2019.

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2019, except as discussed below:
Distribution Declaration
On January 31, 2020, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable on March 31, 2020 to stockholders of record on March 13, 2020.
2024 Notes Redemption
On January 31, 2020, the Company announced that it will redeem 100%, or $75,000,000 aggregate principal amount, of the issued and outstanding 2024 Notes on March 2, 2020 (the “Redemption Date”), following which they will be delisted from the New York Stock Exchange. The redemption price per 2024 Note will be $25 plus accrued and unpaid interest to, but not including, the Redemption Date.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2019	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	34.984	—	—	34,984	3.8%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			$11,510	—	323	11,510	—	—	11,510	1.2%
100% equity interest			—	—	—	4,630	—	(174)	4,456	0.5%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.94%		2,755	—	61	3,256	—	(501)	2,755	0.3%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.94%		1,009	—	20	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	2,903	—	—	2,903	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	9.01%		96,250	—	2,217	96,250	—	—	96,250	10.3%
87.5% LLC equity interest				—	—	30,052	2,171	—	32,223	3.5%
Thruline Marketing, Inc. (7)		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022			—	—	257	18,146	—	(18,146)	—	—%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	2	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC				—	—	6,438	—	—	6,438	0.7%
Total Control Investments			$111,524	$—	$2,880	$209,178	$2,171	$(18,821)	$192,528	20.7%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	7.94%		$5,585	$—	$119	$5,585	$—	$—	$5,585	0.6%
1,609,201 Class A Units				—	—	782	135	—	917	0.1%
1,019,168.80 Preferred Units, 6%				—	—	1,019	21	—	1,040	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	1,784	—	(220)	1,564	0.2%
Total Affiliate Investments			$5,585	$—	$119	$9,170	$156	$(220)	$9,106	1.0%
Total Control & Affiliate Investments			$117,109	$—	$2,999	$218,348	$2,327	$(19,041)	$201,634	21.7%

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

(7)	During the three months ended March 31, 2019, the portfolio company was renamed from Keypath Education, Inc. to Thruline Marketing, Inc.

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
______________________

(1)
The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments as of December 31, 2018 included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2018.

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Oaktree Capital Management, L.P., or Oaktree, to reposition our portfolio and to implement Oaktree's future plans with respect to our business;

•	the ability of Oaktree to attract and retain highly talented professionals;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2019 and elsewhere in this quarterly report on Form 10-Q.
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
We are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree Fund Administration, LLC, or the Oaktree Administrator, a subsidiary of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.
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
Oaktree intends to continue to reposition our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $174 million at fair value as of December 31, 2019. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $5.7 billion of syndicated middle market loan issuance in the calendar year 2019.
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
As of December 31, 2019, 90.6% of our debt investment portfolio (at fair value) and 88.0% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate, or LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of the Credit Facility (as defined below), which matures in 2024. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
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
The fair value of our investments as of December 31, 2019 and September 30, 2019 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2019, 94.7% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

As of December 31, 2019 and September 30, 2019, approximately 96.8% and 97.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2019, there were three investments on which we had stopped accruing cash and/or payment in kind, or PIK interest or OID income.
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

Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies and Senior Loan Fund JV I, LLC, or SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the three months ended December 31, 2019.
During the three months ended December 31, 2019, we originated $134.2 million of investment commitments in nine new and four existing portfolio companies and funded $136.2 million of investments.
During the three months ended December 31, 2019, we received $97.0 million of proceeds from prepayments, exits, other paydowns and sales and exited seven portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2019	September 30, 2019
Cost:
Senior secured debt	78.13%	77.35%
Subordinated debt	6.32	6.88
Debt investments in SLF JV I	6.26	6.36
Common equity and warrants	3.49	3.48
LLC equity interests of SLF JV I	3.21	3.26
Preferred equity	2.59	2.67
Total	100.00%	100.00%

	December 31, 2019	September 30, 2019
Fair value:
Senior secured debt	79.53%	78.64%
Debt investments in SLF JV I	6.56	6.69
Subordinated debt	4.84	5.65
Common equity and warrants	4.22	4.10
Preferred equity	2.65	2.82
LLC equity interests of SLF JV I	2.20	2.10
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2019	September 30, 2019
Cost:
Application Software	9.96%	8.73%
Multi-Sector Holdings (1)	9.52	9.67
Health Care Services	7.24	6.62
Data Processing & Outsourced Services	6.58	6.46
Property & Casualty Insurance	5.56	4.83
Biotechnology	5.42	5.43
Pharmaceuticals	4.11	3.92
Specialized Finance	3.48	3.52
Auto Parts & Equipment	2.89	2.82
Research & Consulting Services	2.58	2.30
Real Estate Services	2.55	2.60
Health Care Technology	2.38	3.37
Aerospace & Defense	2.19	2.23
Specialty Chemicals	2.07	2.10
Systems Software	2.06	2.10
Movies & Entertainment	2.00	1.25
Oil & Gas Refining & Marketing	1.97	2.01
Integrated Telecommunication Services	1.97	2.23
Internet Services & Infrastructure	1.85	2.15
Managed Health Care	1.79	1.83
Electrical Components & Equipment	1.67	1.40
Advertising	1.58	2.80
Education Services	1.50	1.04
Airport Services	1.46	—
Independent Power Producers & Energy Traders	1.44	—
Construction & Engineering	1.24	1.55
Health Care Distributors	1.24	1.49
General Merchandise Stores	1.23	1.25
Diversified Support Services	1.22	1.24
Apparel, Accessories & Luxury Goods	1.16	1.20
Industrial Machinery	1.04	1.13
IT Consulting & Other Services	0.97	0.99
Alternative Carriers	0.76	1.94
Oil & Gas Equipment & Services	0.76	0.80
Oil & Gas Storage & Transportation	0.75	0.77
Airlines	0.69	0.70
Trading Companies & Distributors	0.67	0.68
Specialized REITs	0.63	0.55
Household Appliances	0.51	0.52
Food Retail	0.44	0.96
Commercial Printing	0.40	0.40
Restaurants	0.20	0.20
Leisure Facilities	0.12	0.12
Specialty Stores	0.08	0.09
Thrifts & Mortgage Finance	0.06	0.08
Other Diversified Financial Services	0.01	0.01
Interactive Media & Services	—	1.44
Environmental & Facilities Services	—	0.39
Human Resource & Employment Services	—	0.05
Department Stores	—	0.04
Total	100.00%	100.00%

	December 31, 2019	September 30, 2019
Fair value:
Application Software	10.32%	9.00%
Multi-Sector Holdings (1)	8.91	8.94
Data Processing & Outsourced Services	6.96	6.83
Biotechnology	6.28	5.96
Property & Casualty Insurance	5.85	5.16
Health Care Services	4.46	4.06
Pharmaceuticals	4.31	4.18
Specialized Finance	3.65	3.58
Research & Consulting Services	2.88	2.60
Auto Parts & Equipment	2.84	2.82
Real Estate Services	2.68	2.75
Health Care Technology	2.59	3.64
Aerospace & Defense	2.29	2.35
Systems Software	2.17	2.19
Oil & Gas Refining & Marketing	2.16	2.20
Movies & Entertainment	2.10	1.29
Internet Services & Infrastructure	1.93	2.26
Managed Health Care	1.88	1.93
Electrical Components & Equipment	1.80	1.39
Integrated Telecommunication Services	1.71	2.01
Specialty Chemicals	1.58	1.64
Airport Services	1.53	—
Independent Power Producers & Energy Traders	1.51	—
Advertising	1.31	2.59
Construction & Engineering	1.30	1.67
Health Care Distributors	1.28	1.53
Diversified Support Services	1.26	1.30
General Merchandise Stores	1.12	1.18
Airlines	1.09	1.12
Industrial Machinery	1.07	1.17
IT Consulting & Other Services	0.99	0.96
Leisure Products	0.99	1.05
Oil & Gas Equipment & Services	0.87	0.95
Apparel, Accessories & Luxury Goods	0.86	0.92
Alternative Carriers	0.85	2.06
Oil & Gas Storage & Transportation	0.81	0.83
Trading Companies & Distributors	0.70	0.72
Specialized REITs	0.66	0.57
Household Appliances	0.53	0.53
Education Services	0.52	—
Food Retail	0.48	1.04
Commercial Printing	0.41	0.41
Leisure Facilities	0.29	0.33
Restaurants	0.19	0.19
Thrifts & Mortgage Finance	0.03	0.05
Interactive Media & Services	—	1.56
Environmental & Facilities Services	—	0.41
Human Resource & Employment Services	—	0.05
Department stores	—	0.03
Total	100.00%	100.00%
___________________

(1)	This industry includes our investment in SLF JV I.
Loans and Debt Securities on Non-Accrual Status
As of each of December 31, 2019 and September 30, 2019, there were three investments on which we had stopped accruing cash and/or PIK interest or OID income.

The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2019 and September 30, 2019 were as follows:

	December 31, 2019				September 30, 2019
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,336,000	95.74%	$1,334,143	99.97%	$1,311,849	95.72%	$1,305,718	99.79%
PIK non-accrual (1)	12,661	0.91	—	—	12,661	0.92	—	—
Cash non-accrual (2)	46,745	3.35	461	0.03	46,107	3.36	2,706	0.21
Total	$1,395,406	100.00%	$1,334,604	100.00%	$1,370,617	100.00%	$1,308,424	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. On December 28, 2018, we and Kemper directed the redemption of our holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC, or the Equity Interests, were distributed in-kind to each of us and Kemper, based upon our respective holdings of mezzanine notes. Upon such distribution, we and Kemper each then directed that a portion of our respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I, or the SLF JV 1 Subordinated Notes, and the mezzanine notes issued by SLF Repack Issuer 2016, LLC, or the SLF Repack Notes, collectively are referred to as the SLF JV I Notes. Prior to their redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2019 and September 30, 2019, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank I Facility, which permitted up to $250.0 million of borrowings as of December 31, 2019 and September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2019, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of December 31, 2019, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $189.7 million and $170.2 million of borrowings were outstanding as of December 31, 2019 and September 30, 2019, respectively.
As of December 31, 2019 and September 30, 2019, SLF JV I had total assets of $351.7 million and $360.9 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 51 portfolio companies as of each of December 31, 2019 and September 30, 2019. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of December 31, 2019, our investment in SLF JV I consisted of LLC equity interests of $32.2 million, at fair value, and subordinated notes of $96.3 million, at fair value. As of September 30, 2019, our investment in SLF JV I consisted of LLC equity interests of $30.1 million, at fair value, and SLF JV I Subordinated Notes of $96.3 million, at fair value.
As of each of December 31, 2019 and September 30, 2019, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of December 31, 2019 and September 30, 2019, we and Kemper had the option to fund additional

SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of December 31, 2019 and September 30, 2019, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Senior secured loans (1)	$324,586	$340,960
Weighted average interest rate on senior secured loans (2)	6.31%	6.57%
Number of borrowers in SLF JV I	51	51
Largest exposure to a single borrower (1)	$10,808	$10,835
Total of five largest loan exposures to borrowers (1)	$50,333	$50,510
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of December 31, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.44%	Diversified Support Services	$9,276	$9,235	$9,284
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,314	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.44%	Electrical Components & Equipment	6,118	5,972	6,126	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	5.74%	Integrated Telecommunication Services	7,425	7,270	7,454
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.55%	Pharmaceuticals	9,429	9,169	8,266
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.68%	Personal Products	2,850	2,344	2,443
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.96%	Application Software	4,615	4,538	4,531	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(6)	(7)	(4)(5)
Total Apptio, Inc.					4,532	4,524
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.93%	Airport Services	6,500	6,338	6,338	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	4.80%	Data Processing & Outsourced Services	9,850	9,831	9,868
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.05%	Systems Software	7,590	7,501	7,522	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	5.79%	Oil & Gas Equipment & Services	7,388	7,359	6,353
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units				7,194	7,194	(4)
Total C5 Technology Holdings, LLC					7,194	7,194
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	5.80%	Application Software	4,963	4,913	4,994
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.94%	Oil & Gas Refining & Marketing	7,940	7,860	7,990	(4)
Connect U.S. Finco LLC	First Lien Delayed Draw Term Loan, LIBOR+4.50% cash due 12/11/2026	6.29%	Alternative Carriers	3,272	3,112	3,331	(4)(5)
Cortes NP Acquisition Corporation	First Lien Term Loan, LIBOR+4.00% cash due 11/30/2023	5.93%	Electrical Components & Equipment	4,290	4,075	4,290	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.94%	Biotechnology	5,985	5,940	6,041
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	5.80%	Internet Services & Infrastructure	8,000	7,980	8,040
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	5.94%	Application Software	4,987	4,963	5,028
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 11/20/2026	6.39%	Application Software	7,500	7,425	7,570
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.55%	Specialty Chemicals	4,938	4,909	4,910
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.55%	Integrated Telecommunication Services	6,457	6,384	6,502
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.04%	Systems Software	7,840	7,784	7,771
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.55%	Interactive Media & Services	7,832	7,816	7,894

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	9.80%	Research & Consulting Services	$6,000	$5,976	$5,910	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	6.18%	Systems Software	4,000	3,960	3,979
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.43%	Pharmaceuticals	7,864	7,771	7,287
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%	Alternative Carriers	10,000	9,897	10,035
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.79%	Household Products	8,000	7,974	7,876
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.79%	Internet Services & Infrastructure	4,524	4,446	4,442	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(8)	(9)	(4)(5)
Total Mindbody, Inc.					4,438	4,433
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	5.80%	Health Care Technology	6,000	5,970	6,041
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.94%	Oil & Gas Equipment & Services	1,203	1,203	1,203	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	1,268	(4)
Total New IPT, Inc.					1,203	2,471
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical Components & Equipment	6,877	6,852	6,774
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.80%	Application Software	5,977	5,948	5,889
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.80%	Application Software	7,289	7,253	7,335
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(3)	4	(5)
Total OEConnection LLC					7,250	7,339
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	4.80%	Interactive Media & Services	3,980	3,962	4,013
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	6.25%	Metal & Glass Containers	4,350	4,307	4,395
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	8.29%	Aerospace & Defense	2,189	2,169	2,080	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	4.55%	Casinos & Gaming	6,499	6,476	6,526
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.93%	Footwear	8,397	8,382	7,516
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.44%	Health Care Services	9,825	9,754	9,813
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.44%	Diversified Support Services	4,875	4,802	4,826
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	6.19%	Personal Products	8,000	7,960	8,086
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.55%	Application Software	4,619	4,267	4,424	(4)
Thruline Marketing, Inc.	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Thunder Finco (US), LLC	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	6.04%	Movies & Entertainment	8,000	7,920	8,000
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.00% cash due 4/15/2033		Pharmaceuticals	4,955	4,955	5,128
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.74%	Application Software	9,850	9,813	9,861	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.05%	Movies & Entertainment	4,477	4,477	4,513
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	6.80%	Specialized REITs	6,385	6,220	6,286	(4)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	4.49%	Pharmaceuticals	$1,722	$1,714	$1,733
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.30%	Application Software	6,876	6,841	6,640	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.55%	Data Processing & Outsourced Services	10,808	10,821	10,893
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.68%	Aerospace & Defense	6,000	5,951	5,929	(4)
				$324,586	$330,414	$330,401
__________________
(1) Represents the current interest rate as of December 31, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of December 31, 2019, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 1.80%, the 60-day LIBOR at 1.85%, the 90-day LIBOR at 1.94% and the 180-day LIBOR at 1.92%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2019 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of December 31, 2019.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

SLF JV I Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%	Diversified support services	$9,300	$9,256	$9,201
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,295	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	6,145	5,992	5,659	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	9,900	9,875	9,916
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	9,900	9,801	9,764
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	7,444	7,282	7,439
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	7,656	7,656	6,963
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%	Application software	4,615	4,534	4,530	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application software	—	(7)	(7)	(4)(5)
Total Apptio, Inc.					4,527	4,523
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.04%	Data processing & outsourced services	9,875	9,855	9,858
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%	Systems software	7,609	7,518	7,336	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	7,406	7,376	6,855
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units				7,194	7,194	(4)
Total C5 Technology Holdings, LLC					7,194	7,194

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%	Application software	$4,975	$4,925	$5,018
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	7,960	7,880	8,010	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	8,000	7,840	7,888	(4)
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	6,000	5,955	6,030
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%	Internet services & infrastructure	8,000	7,980	7,985
DigiCert, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%	Internet services & infrastructure	8,250	8,148	8,249	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	5,000	4,975	5,015
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.04%	Casinos & gaming	4,764	4,742	4,776
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,938	4,909	4,910
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunication services	6,473	6,400	6,471
Gentiva Health Services, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%	Healthcare services	7,920	7,801	7,974
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	7,860	7,801	7,644
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%	Interactive media & services	7,852	7,835	7,862
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	6,000	5,975	5,925	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	7,898	7,797	7,272
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	10,000	9,891	10,042
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%	Household products	8,000	7,972	7,610
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	4,187	4,119	2,676
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%	Internet services & infrastructure	4,524	4,443	4,438	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/15/2025		Internet services & infrastructure	—	(9)	(9)	(4)(5)
Total Mindbody, Inc.					4,434	4,429
Navicure, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 9/18/2026	6.13%	Healthcare technology	6,000	5,970	6,008
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.10%	Oil & gas equipment & services	1,422	1,422	1,422	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & gas equipment & services		—	1,268	(4)
Total New IPT, Inc.					1,422	2,690
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	6,895	6,868	6,792
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,993	5,961	5,882
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	7,880	7,872	7,890
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	7,312	7,275	7,298
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(3)	(1)	(5)
Total OEConnection LLC					7,272	7,297
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,990	3,971	4,011

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%	Aerospace & defense	$2,205	$2,183	$2,094	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	4.79%	Casinos & gaming	6,516	6,491	6,470
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	8,420	8,403	7,999
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	9,850	9,775	9,838
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%	Diversified support services	4,906	4,833	4,759
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	8,000	7,960	8,048
Thruline Marketing, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.10%	Advertising	1,854	1,851	1,854	(4)
	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Total Thruline Marketing, Inc.					2,939	2,512
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	5,000	5,000	5,175
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%	Application software	9,875	9,836	9,836	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	4,489	4,489	4,506
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%	Specialized REITs	6,401	6,221	6,256	(4)
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	4.79%	Pharmaceuticals	1,772	1,764	1,778
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%	Application software	6,894	6,856	6,534	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	10,835	10,849	10,894
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	6,000	5,949	5,974	(4)
				$340,960	$347,985	$345,032
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
(4) This investment was held by both us and SLF JV I as of September 30, 2019.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Both the cost and fair value of our debt investment in the SLF JV I were $96.3 million as of each of December 31, 2019 and September 30, 2019. We earned interest income of $2.2 million and $2.8 million on our debt investment in the SLF JV I for the three months ended December 31, 2019 and 2018, respectively. Our debt investment in the SLF JV I bears interest at a rate of one-month LIBOR plus 7.0% per annum and matures on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $32.2 million, respectively, as of December 31, 2019, and $49.3 million and $30.1 million, respectively, as of September 30, 2019. We did not earn dividend income for the three months ended December 31, 2019 and December 31, 2018, with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of December 31, 2019 and September 30, 2019 and for the three months ended December 31, 2019 and 2018:

	December 31, 2019	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2019: $330,414; cost September 30, 2019: $347,985)	$330,401	$345,032
Cash and cash equivalents	9,762	3,674
Restricted cash	5,157	5,242
Other assets	6,410	6,912
Total assets	$351,730	$360,860

Senior credit facility payable	$189,710	$170,210
Debt securities payable at fair value (proceeds December 31, 2019: $110,000; proceeds September 30, 2019: $110,000)	110,000	110,000
Other liabilities	15,194	46,303
Total liabilities	314,904	326,513
Members' equity	36,826	34,347
Total liabilities and members' equity	$351,730	$360,860

	Three months ended December 31, 2019	Three months ended December 31, 2018
Selected Statements of Operations Information:
Interest income	$5,393	$5,438
Other income	6	9
Total investment income	5,399	5,447
Interest expense	4,641	5,154
Other expenses	67	50
Total expenses (1)	4,708	5,204
Net unrealized appreciation (depreciation)	2,941	(3,456)
Net realized gains (losses)	(1,152)	(5,005)
Net income (loss)	$2,480	$(8,218)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the debt securities issued to us and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the three months ended December 31, 2019 and 2018, we did not sell any debt investments to SLF JV I.
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

Comparison of three months ended December 31, 2019 and December 31, 2018
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended December 31, 2019 and December 31, 2018 was $31.0 million and $38.3 million, respectively. For the three months ended December 31, 2019, this amount consisted of $29.6 million of interest income from portfolio investments (which included $1.2 million of PIK interest), $1.1 million of fee income and $0.3 million of dividend income. For the three months ended December 31, 2018, this amount consisted of $36.6 million of interest income from portfolio investments (which included $0.8 million of PIK interest), $1.2 million of fee income and $0.5 million of dividend income. The decrease of $7.3 million, or (19.1)%, in our total investment income for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, was due primarily to a $7.1 million decrease in interest income, which was attributable to lower levels of OID accretion, primarily attributable to $5.6 million of OID accretion related to one of our investments during the three months ended December 31, 2018, and decreases in LIBOR on our floating rate investments.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2019 and December 31, 2018 were $23.1 million and $21.0 million, respectively. Net expenses increased for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, by $2.2 million, or 10.3%, due primarily to a $5.3 million increase in incentive fees (net of waivers), which was attributable to a $5.2 million reversal of previously accrued fee waivers, partially offset by a $2.4 million decrease in interest expense resulting from decreases to LIBOR and a lower level of average borrowings during the quarter, a $0.3 million decrease in professional fees and a $0.3 million decrease in administrator expense.

To ensure compliance with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with us, which ended on October 17, 2019, pursuant to which Oaktree waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to Fifth Street Asset Management Inc., or the Former Adviser, in the aggregate under the investment advisory agreement between us and the Former Adviser. At the end of the two-year period, Oaktree permanently waived $3.9 million. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” As of September 30, 2019, we had accrued cumulative fee waivers of $9.1 million. During the three months ended December 31, 2019, we reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period has ended.
Net Investment Income
As a result of the $7.3 million decrease in total investment income and the $2.2 million increase in net expenses, net investment income for the three months ended December 31, 2019 decreased by $9.5 million, or (54.7)%, compared to the three months ended December 31, 2018.
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
During the three months ended December 31, 2019 and 2018, we recorded aggregate net realized gains (losses) of $3.3 million and $18.0 million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2019 and 2018.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $2.9 million and $(7.0) million, respectively. For the three months ended December 31, 2019, this consisted of $3.9 million of net unrealized appreciation on equity investments and $2.2 million of net unrealized appreciation on debt investments, partially offset by $1.7 million of net unrealized depreciation related to exited investments (a portion of which results in a reclassification to realized gains) and $1.5 million net unrealized depreciation of foreign currency forward contracts. For the three months ended December 31, 2018, this consisted of $15.5 million of net unrealized depreciation related to exited investments (a portion of which results in a reclassification to realized gains), $5.6 million of net unrealized depreciation on equity investments and $0.4 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $14.5 million of net unrealized appreciation on debt investments.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2019, we had $540.0 million in senior securities and our asset coverage ratio was 271.9%. However, we generally expect to target a debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding).
For the three months ended December 31, 2019, we experienced a net increase in cash and cash equivalents of $6.1 million. During that period, we used $43.5 million of net cash from operating activities, primarily from funding $115.8 million of investments, a $35.8 million of net decrease in payables from unsettled transactions and the cash activities related to $7.8 million of net investment income, partially offset by $97.0 million of principal payments and sale proceeds received. During the same period, net cash provided by financing activities was $49.6 million, primarily consisting of $63.0 million of net borrowings under the Credit Facility (as defined below), partially offset by $12.9 million of cash distributions paid to our stockholders and $0.5 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the three months ended December 31, 2018, we experienced a net increase in cash and cash equivalents and restricted cash of $43.2 million. During that period, we received $86.9 million of net cash from operating activities, primarily from $208.3 million of principal payments and sale proceeds received, a $29.8 million decrease in net receivables from unsettled transactions and the cash activities related to $17.3 million of net investment income, partially offset by funding $162.4 million of investments and net revolvers. During the same period, net cash used in financing activities was $43.7 million, primarily consisting of $30.0 million of net repayments under the Credit Facility, $0.3 million of repayments of secured borrowings, $13.0 million of cash distributions paid to our stockholders and $0.4 million of repurchases of common stock under our DRIP.
As of December 31, 2019, we had $21.5 million in cash and cash equivalents, portfolio investments (at fair value) of $1.5 billion, $10.4 million of interest, dividends and fees receivable, $19.2 million of net payables from unsettled transactions, $377.8 million of borrowings outstanding under our Credit Facility, $158.6 million of unsecured notes payable (net of unamortized financing costs) and unfunded commitments of $101.7 million.
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

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
November 19, 2018	December 17, 2018	December 28, 2018	0.095	13.0 million	87,429	0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
November 12, 2019	December 13, 2019	December 31, 2019	0.095	12.9 million	87,747	0.5 million
 ______________

(1)	Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” and “Note 13. Unsecured Notes” in the Consolidated Financial Statements for more details regarding our indebtedness.
Credit Facility

On February 25, 2019, we amended and restated our senior secured revolving credit facility, or, as amended and restated, the Credit Facility, pursuant to a senior secured revolving credit agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, to increase the size of facility from $600 million to $680 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility up to $1.02 billion), extend the period during which we may make drawings from expiring on November 30, 2020 to expiring on February 25, 2023, extend the final maturity date from November 30, 2021 to February 25, 2024, and lower the interest rate margins (a) for LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option), from 2.75% to 2.25% or from 2.25% to 2.00% and (b) for alternate base rate loans, from 1.75% to 1.25% or from 1.25% to 1.00%, each depending on our senior debt coverage ratio. Additionally, on April 1, 2019, we increased the size of the Credit Facility from $680 million to $700 million under the “accordion” feature. As of December 31, 2019, we were able to borrow up to $700 million under the Credit Facility.
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
The following table describes significant financial covenants, as of December 31, 2019, with which we must comply under the Credit Facility on a quarterly basis:

Financial Covenant	Description	Target Value	September 30, 2019 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$931 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.95:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	3.09:1
Minimum net worth	Net worth shall not be less than $600 million	$600 million	$888 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2019. We were in compliance with all financial covenants under the Credit Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

On December 13, 2019, we amended the Credit Facility to (1) reduce the required ratio of total assets (less total liabilities) to total indebtedness of us and our subsidiaries (subject to certain exceptions), from 1.65 to 1.00 to 1.50 to 1.00 and (2) modify the definition of Advance Rate to reference asset coverage of 1.50 to 1.00, rather than 1.65 to 1.00.
As of December 31, 2019 and September 30, 2019, we had $377.8 million and $314.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $377.8 million and $314.8 million, respectively. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 3.983% and 4.677% for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019 and 2018, we recorded interest expense (inclusive of fees) of $4.0 million and $3.3 million, respectively, related to the Credit Facility.
2019 Notes
Our 4.875% unsecured notes due 2019, or the 2019 Notes, matured on March 1, 2019 and were fully repaid during the three months ended March 31, 2019. For the three months ended December 31, 2018, we recorded interest expense of $3.0 million (inclusive of fees) related to the 2019 Notes. As of December 31, 2019 and September 30, 2019, there were no 2019 Notes outstanding.
2024 Notes
For each of the three months ended December 31, 2019 and 2018, we recorded interest expense of $1.2 million (inclusive of fees) related to our 5.875% unsecured notes due 2024, or the 2024 Notes. During the three months ended December 31, 2019 and 2018, we did not repurchase any of the 2024 Notes in the open market.
As of December 31, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $74.0 million and $77.0 million, respectively. As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively. The 2024 Notes may be redeemed at our option on not less than 30 nor more than 60 days’ notice to holders.  See “-Recent Developments.” As of December 31, 2019, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For each of the three months ended December 31, 2019 and 2018, we recorded interest expense of $1.4 million (inclusive of fees) related to our 6.125% unsecured notes due 2028, or the 2028 Notes. During the three months ended December 31, 2019 and 2018, we did not repurchase any of the 2028 Notes in the open market.
As of December 31, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.7 million and $88.6 million, respectively. As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively. The 2028 Notes may be redeemed at our option on not less than 30 nor more than 60 days’ notice to holders. As of December 31, 2019, the 2028 Notes were listed on the Nasdaq Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2019, our only off-balance sheet arrangements consisted of $101.7 million of unfunded commitments, which was comprised of $96.9 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2019, our only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of December 31, 2019 and September 30, 2019 is shown in the table below:

	December 31, 2019	September 30, 2019
Assembled Brands Capital LLC	$35,182	$35,182
Connect U.S. Finco LLC	17,732	—
P2 Upstream Acquisition Co.	9,000	9,000
PaySimple, Inc.	8,702	12,250
Sorrento Therapeutics, Inc.	7,500	7,500
Corrona, LLC	5,494	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Mindbody, Inc.	3,048	3,048
Acquia Inc.	2,240	—
New IPT, Inc.	2,229	2,229
4 Over International, LLC	1,849	1,977
Apptio, Inc.	1,538	1,538
Senior Loan Fund JV I, LLC	1,328	1,328
iCIMs, Inc.	882	882
Ministry Brands, LLC	800	800
GKD Index Partners, LLC	578	1,156
PLATO Learning Inc. (1)	107	746
TerSera Therapeutics, LLC	—	4,200
Thruline Marketing, Inc.	—	3,000
Total	$101,709	$88,336
 ___________
(1) This investment was on cash non-accrual status as of December 31, 2019 and September 30, 2019.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Credit Facility, the 2024 Notes and the 2028 Notes:

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of December 31, 2019	Weighted average debt outstanding for the three months ended December 31, 2019	Maximum debt outstanding for the three months ended December 31, 2019
Credit Facility	$314,825	$377,825	$328,314	$377,825
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Total debt	$476,075	$539,075	$489,564

The following table reflects our contractual obligations arising from the Credit Facility, the 2024 Notes and the 2028 Notes:

	Payments due by period as of December 31, 2019
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$377,825	$—	$—	$377,825	$—
Interest due on Credit Facility	59,828	14,405	28,809	16,614	—
2024 Notes	75,000	—	—	75,000	—
Interest due on 2024 Notes	21,307	4,406	8,813	8,088	—
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	44,043	5,283	10,566	10,566	17,628
Total	$664,253	$24,094	$48,188	$488,093	$103,878

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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2018 and 2019. We may incur a federal excise tax in future years.
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
Recent Developments
Distribution Declaration
On January 31, 2020, our Board of Directors declared a quarterly distribution of $0.095 per share, payable on March 31, 2020 to stockholders of record on March 13, 2020.
2024 Notes Redemption
On January 31, 2020, we announced that we will redeem 100%, or $75,000,000 aggregate principal amount, of the issued and outstanding 2024 Notes on March 2, 2020, or the Redemption Date, following which they will be delisted from the New York Stock Exchange. The redemption price per 2024 Note will be $25 plus accrued and unpaid interest to, but not including, the Redemption Date.

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
As of December 31, 2019, 90.6% of our debt investment portfolio (at fair value) and 88.0% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2019 and September 30, 2019 was as follows:

	December 31, 2019		September 30, 2019
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$543,087	44.92%	$489,464	41.64%
1% to 2%	665,845	55.08	685,995	58.36
Total	$1,208,932	100.00%	$1,175,459	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2019, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
300	$37,212	$(11,335)	$25,877
200	24,774	(7,557)	17,217
100	12,337	(3,778)	8,559

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
100	$(11,223)	$3,778	$(7,445)
200 (1)	(15,499)	6,848	(8,651)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$16,018	$—	$9,611	$—
Prime rate	383	—	48,036	14,000
LIBOR
30 day	742,322	377,825	686,880	300,825
60 day	31,713	—	9,000	—
90 day	409,688	—	402,603	—
180 day	16,175	—	20,967	—
EURIBOR
30 day	19,644	—	19,078	—
UK LIBOR
30 day	23,846	—	22,181	—
Fixed rate	179,056	161,250	185,809	161,250
Total	$1,438,845	$539,075	$1,404,165	$476,075

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes during the three months ended December 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 13, 2019, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 17, 2019).

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
Date: February 5, 2020