Form 10-Q
period 2020-03-31
Oaktree Specialty Lending Corp
filed 2020-05-07
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-33901
Oaktree Specialty Lending Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	26-1219283 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	OCSL	The Nasdaq Stock Market LLC

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of May 5, 2020.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2020 (unaudited)	September 30, 2019
ASSETS
Investments at fair value:
Control investments (cost March 31, 2020: $255,739; cost September 30, 2019: $224,255)	$187,267	$209,178
Affiliate investments (cost March 31, 2020: $10,487; cost September 30, 2019: $8,449)	9,414	9,170
Non-control/Non-affiliate investments (cost March 31, 2020: $1,362,354; cost September 30, 2019: $1,280,310)	1,195,506	1,219,694
Total investments at fair value (cost March 31, 2020: $1,628,580; cost September 30, 2019: $1,513,014)	1,392,187	1,438,042
Cash and cash equivalents	89,509	15,406
Interest, dividends and fees receivable	6,217	11,167
Due from portfolio companies	1,774	2,616
Receivables from unsettled transactions	1,868	4,586
Deferred financing costs	5,671	6,396
Deferred offering costs	45	—
Deferred tax asset, net	821	—
Derivative assets at fair value	1,268	490
Other assets	2,267	2,335
Total assets	$1,501,627	$1,481,038
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,750	$1,589
Base management fee and incentive fee payable	8,739	10,167
Due to affiliate	2,651	2,689
Interest payable	1,681	2,296
Payables from unsettled transactions	35,896	59,596
Deferred tax liability	—	704
Credit facility payable	404,825	314,825
Unsecured notes payable (net of $3,645 and $2,708 of unamortized financing costs as of March 31, 2020 and September 30, 2019, respectively)	293,861	158,542
Total liabilities	749,403	550,408
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of March 31, 2020 and September 30, 2019	1,409	1,409
Additional paid-in-capital	1,487,774	1,487,774
Accumulated overdistributed earnings	(736,959)	(558,553)
Total net assets (equivalent to $5.34 and $6.60 per common share as of March 31, 2020 and September 30, 2019, respectively) (Note 12)	752,224	930,630
Total liabilities and net assets	$1,501,627	$1,481,038

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Interest income:
Control investments	$2,393	$2,852	$4,944	$6,191
Affiliate investments	138	22	252	35
Non-control/Non-affiliate investments	27,149	31,231	52,808	63,398
Interest on cash and cash equivalents	218	204	299	474
Total interest income	29,898	34,309	58,303	70,098
PIK interest income:
Control investments	—	—	—	67
Non-control/Non-affiliate investments	1,946	2,280	3,107	3,045
Total PIK interest income	1,946	2,280	3,107	3,112
Fee income:
Control investments	8	7	14	13
Affiliate investments	5	5	10	9
Non-control/Non-affiliate investments	2,037	1,120	3,097	2,312
Total fee income	2,050	1,132	3,121	2,334
Dividend income:
Control investments	277	523	600	976
Total dividend income	277	523	600	976
Total investment income	34,171	38,244	65,131	76,520
Expenses:
Base management fee	5,295	5,731	10,902	11,299
Part I incentive fee	3,444	3,813	6,432	7,541
Part II incentive fee	(6,608)	8,170	(5,557)	9,990
Professional fees	669	499	1,309	1,465
Directors fees	142	142	285	285
Interest expense	7,215	8,970	13,750	17,874
Administrator expense	393	406	821	1,169
General and administrative expenses	780	705	1,312	1,336
Total expenses	11,330	28,436	29,254	50,959
Reversal of fees waived / (fees waived)	—	(7,901)	5,200	(9,465)
Net expenses	11,330	20,535	34,454	41,494
Net investment income	22,841	17,709	30,677	35,026
Unrealized appreciation (depreciation):
Control investments	(55,392)	3,868	(53,395)	(1,952)
Affiliate investments	(1,730)	(181)	(1,794)	(181)
Non-control/Non-affiliate investments	(108,651)	17,108	(106,243)	16,324
Secured borrowings	—	(76)	—	(95)
Foreign currency forward contracts	2,240	753	778	401
Net unrealized appreciation (depreciation)	(163,533)	21,472	(160,654)	14,497
Realized gains (losses):
Control investments	777	—	777	—
Non-control/Non-affiliate investments	(24,777)	25,899	(20,938)	42,660
Extinguishment of unsecured notes payable	(2,541)	—	(2,541)	—
Foreign currency forward contracts	61	(686)	(490)	515
Net realized gains (losses)	(26,480)	25,213	(23,192)	43,175
Provision for income tax (expense) benefit	1,705	91	1,545	(495)
Net realized and unrealized gains (losses), net of taxes	(188,308)	46,776	(182,301)	57,177
Net increase (decrease) in net assets resulting from operations	$(165,467)	$64,485	$(151,624)	$92,203
Net investment income per common share — basic and diluted	$0.16	$0.13	$0.22	$0.25
Earnings (loss) per common share — basic and diluted (Note 5)	$(1.17)	$0.46	$(1.08)	$0.65
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Operations:
Net investment income	$22,841	$17,709	$30,677	$35,026
Net unrealized appreciation (depreciation)	(163,533)	21,472	(160,654)	14,497
Net realized gains (losses)	(26,480)	25,213	(23,192)	43,175
Provision for income tax (expense) benefit	1,705	91	1,545	(495)
Net increase (decrease) in net assets resulting from operations	(165,467)	64,485	(151,624)	92,203
Stockholder transactions:
Distributions to stockholders	(13,391)	(13,391)	(26,782)	(26,782)
Net increase (decrease) in net assets from stockholder transactions	(13,391)	(13,391)	(26,782)	(26,782)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	506	312	987	696
Repurchases of common stock under dividend reinvestment plan	(506)	(312)	(987)	(696)
Net increase (decrease) in net assets from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	(178,858)	51,094	(178,406)	65,421
Net assets at beginning of period	931,082	872,362	930,630	858,035
Net assets at end of period	$752,224	$923,456	$752,224	$923,456
Net asset value per common share	$5.34	$6.55	$5.34	$6.55
Common shares outstanding at end of period	140,961	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2020	Six months ended March 31, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(151,624)	$92,203
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	160,654	(14,497)
Net realized (gains) losses	23,192	(43,175)
PIK interest income	(3,107)	(3,112)
Accretion of original issue discount on investments	(5,454)	(13,224)
Accretion of original issue discount on unsecured notes payable	48	107
Amortization of deferred financing costs	968	1,545
Deferred taxes	(1,525)	291
Purchases of investments	(379,169)	(270,266)
Proceeds from the sales and repayments of investments	251,499	329,035
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	4,950	1,575
(Increase) decrease in due from portfolio companies	842	(50)
(Increase) decrease in receivables from unsettled transactions	2,718	24,942
(Increase) decrease in other assets	68	189
Increase (decrease) in accounts payable, accrued expenses and other liabilities	163	(2,076)
Increase (decrease) in base management fee and incentive fee payable	(1,428)	699
Increase (decrease) in due to affiliate	(38)	(1,334)
Increase (decrease) in interest payable	(615)	(1,248)
Increase (decrease) in payables from unsettled transactions	(23,700)	(27,336)
Increase (decrease) in amounts payable to syndication partners	—	477
Net cash provided by (used in) operating activities	(121,558)	74,745
Financing activities:
Distributions paid in cash	(25,795)	(26,086)
Borrowings under credit facilities	224,000	228,825
Repayments of borrowings under credit facilities	(134,000)	(45,000)
Repayments of unsecured notes	(161,250)	(228,825)
Issuance of unsecured notes	297,459	—
Repayments of secured borrowings	—	(692)
Repurchases of common stock under dividend reinvestment plan	(987)	(696)
Deferred financing costs paid	(3,715)	(2,608)
Deferred offering costs paid	(45)	—
Net cash provided by (used in) financing activities	195,667	(75,082)
Effect of exchange rate changes on foreign currency	(6)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	74,103	(337)
Cash and cash equivalents and restricted cash, beginning of period	15,406	13,489
Cash and cash equivalents and restricted cash, end of period	$89,509	$13,152
Supplemental information:
Cash paid for interest	$13,349	$17,472
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$987	$696

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(20)
34,984,460.37 Preferred Units				34,984	27,638	(20)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.46%		$27,799	27,799	27,799	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.46%		5,260	5,260	5,260	(6)(19)(20)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,626	10,115	(20)
				51,685	43,174
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2020			11,510	2,097	11,510	(11)(20)
100% equity interest				8,500	3,165	(11)(12)(20)
				10,597	14,675
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.45%		2,605	2,605	2,605	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.45%		1,009	1,009	1,009	(6)(19)(20)
50.087 Class A Common Units in New IPT Holdings, LLC				—	1,596	(20)
				3,614	5,210
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.73%		96,250	96,250	92,171	(6)(11)(20)
87.5% LLC equity interest				49,322	—	(11)(16)(19)
				145,572	92,171
Thruline Marketing, Inc.		Advertising
9,073 Class A Units in FS AVI Holdco, LLC				9,287	4,399	(20)
				9,287	4,399
Total Control Investments (24.9% of net assets)				$255,739	$187,267

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	6.99%		$7,623	$7,623	$6,115	(6)(19)(20)
1,609,201 Class A Units				765	917	(20)
1,019,168.80 Preferred Units, 6%				1,019	1,050	(20)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(20)
				9,407	8,082
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	1,332	(20)
				1,080	1,332
Total Affiliate Investments (1.3% of net assets)				$10,487	$9,414

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.45%		$5,738	$5,710	$5,528	(6)(20)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.45%		2,232	2,214	2,150	(6)(20)
				7,924	7,678
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	6.07%		19,380	19,085	13,889	(6)
				19,085	13,889

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Access CIG, LLC		Diversified Support Services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	9.53%		$15,000	$14,900	$12,863	(6)
				14,900	12,863
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.84%		12,550	12,338	12,330	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(39)	(41)	(6)(19)(20)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.05%		1,564	1,537	1,536	(6)(20)
				13,836	13,825
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.58%		20,950	20,559	19,961	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(43)	(106)	(6)(19)(20)
				20,516	19,855
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(20)
				5,165	—
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	12,845	(20)
				13,611	12,845
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	5.49%		21,563	21,072	18,185	(6)(11)
				21,072	18,185
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€17,500	20,035	14,977	(6)(11)(20)
				20,035	14,977
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(20)
				90	—
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.70%		$8,000	7,920	7,560	(6)
				7,920	7,560
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			13,524	13,232	10,447	(11)
				13,232	10,447
Altice France S.A.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.70%		1,378	1,202	1,319	(6)(11)
				1,202	1,319
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Note A due 12/13/2023			14,800	17,538	18,425	(11)(20)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			14,800	17,538	17,997	(11)(20)
				35,076	36,422
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.45%		8,429	8,371	8,218	(6)(20)
				8,371	8,218
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		23,764	23,380	22,647	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(24)	(72)	(6)(19)(20)
				23,356	22,575

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		$2,569	$2,113	$1,863	(6)
				2,113	1,863
Asurion, LLC		Property & Casualty Insurance
First Lien Term Loan, LIBOR+3.00% cash due 11/3/2024	3.99%		2,098	1,769	2,024	(6)
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	7.49%		21,274	21,234	19,718	(6)
				23,003	21,742
Atlas Senior Loan Fund XV, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+7.54% cash due 10/23/2032	9.46%		741	474	468	(6)(11)
				474	468
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		23,000	22,447	21,623	(6)(11)(20)
				22,447	21,623
Avantor Inc.		Health Care Distributors
Fixed Rate Bond, 9.00% cash due 10/1/2025			3,000	2,976	3,177
				2,976	3,177
Avoca Capital CLO X Designated Activity Company		Multi-Sector Holdings
Class ER Notes, EURIBOR+6.05% cash due 1/15/2030	6.05%		€741	552	627	(6)(11)
				552	627
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.81%		$26,250	26,031	21,613	(6)
				26,031	21,613
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.24%		13,845	13,732	11,642	(6)
				13,732	11,642
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022			3,106	3,081	1,571	(6)(21)
				3,081	1,571
Carlyle US CLO 2019-3, Ltd.		Multi-Sector Holdings
Class D Notes, LIBOR+7.03% cash due 10/20/2032	9.11%		504	315	343	(6)(11)
				315	343
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.95%		22,425	21,938	21,151	(6)(20)
				21,938	21,151
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	8,778
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		9,950	9,825	8,225	(6)
				20,497	17,003
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		9,900	9,801	8,762	(6)
				9,801	8,762
Commscope, Inc.		Communications Equipment
First Lien Term Loan, LIBOR+3.25% cash due 4/6/2026	4.24%		1,532	1,325	1,456	(6)(11)
				1,325	1,456

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.49%		$31,378	$30,608	$25,299	(6)(11)
				30,608	25,299
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% PIK due 1/28/2025			31,599	31,599	29,545	(6)(15)(20)
				31,599	29,545
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.99%		14,696	14,197	11,573	(6)
				14,197	11,573
Conviva Inc.		Application Software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	395	(20)
				105	395
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.75% cash due 12/13/2025	6.75%		10,352	10,180	10,041	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 12/13/2025			—	(32)	(110)	(6)(19)(20)
First Lien Revolver, PRIME + 4.75% cash due 12/13/2025	8.00%		1,221	1,190	1,166	(6)(19)(20)
1,099 Class A2 Common Units in Corrona Group Holdings, L.P.				1,099	1,099	(20)
				12,437	12,196
Covia Holdings Corporation		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025			7,860	7,860	3,720	(6)(11)(21)
				7,860	3,720
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.74%		13,189	13,057	13,057	(6)(20)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025	7.74%		39	35	35	(6)(19)(20)
				13,092	13,092
Crown Point CLO 7 Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.30% cash due 10/20/2031	8.12%		2,745	1,969	1,561	(6)(11)
				1,969	1,561
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	5.00%		10,190	10,290	8,789	(6)
				10,290	8,789
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	5.24%		4,010	3,498	3,335	(6)
				3,498	3,335
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+4.00% cash due 2/6/2026	4.96%		10,000	9,831	9,088	(6)
Fixed Rate Bond 6.875% cash due 8/15/2026			5,000	5,000	5,228
				14,831	14,316
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.57%		12,000	11,880	10,320	(6)(20)
				11,880	10,320
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	9.45%		6,861	6,829	6,909	(6)(20)
				6,829	6,909

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Elevation CLO 2013-1, Ltd.		Multi-Sector Holdings
Class D1R2 Notes, LIBOR+7.65% cash due 8/15/2032	9.34%		$1,418	$1,096	$949	(6)(11)
				1,096	949
Elevation CLO 2017-6, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.60% cash due 7/15/2029	8.43%		500	392	310	(6)(11)
				392	310
Elevation CLO 2018-10, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.29% cash due 10/20/2031	8.12%		1,411	1,070	816	(6)(11)
				1,070	816
Elevation CLO 2018-9, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.30% cash due 7/15/2031	8.13%		1,275	792	751	(6)(11)
				792	751
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	907	(20)
12,500 Class B Common Units				—	492	(20)
				488	1,399
ExamSoft Worldwide, Inc.		Application Software
180,707 Class C Units in ExamSoft Investor LLC				181	—	(20)
				181	—
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	5.45%		17,730	17,641	15,336	(6)(20)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	8.95%		10,000	9,921	8,700	(6)(20)
				27,562	24,036
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.86%		6,289	6,172	5,675	(6)
				6,172	5,675
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.45%		21,781	21,640	21,389	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.12%		924	914	902	(6)(19)(20)
				22,554	22,291
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	5.49%		4,975	4,927	4,079	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.99%		20,000	19,924	17,300	(6)(20)
				24,851	21,379
HealthEdge Software, Inc.		Application Software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	1,891	(20)
				213	1,891
HNC Holdings, Inc.		Building Products
First Lien Term Loan, LIBOR+4.00% cash due 10/5/2023	5.00%		1,734	1,621	1,570	(6)
				1,621	1,570
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.24%		6,913	6,649	6,187	(6)(11)
				6,649	6,187
Hyland Software, Inc.		Systems Software
First Lien Term Loan, LIBOR+3.25% cash due 7/1/2024	4.24%		836	749	785	(6)
				749	785
I Drive Safely, LLC		Education Services
125,079 Class A Common Units of IDS Investments, LLC				1,000	200	(20)
				1,000	200
IBG Borrower LLC		Apparel, Accessories & Luxury Goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	8.50%		13,284	12,374	11,424	(6)(20)
				12,374	11,424

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		$16,718	$16,464	$16,024	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(17)	(37)	(6)(19)(20)
				16,447	15,987
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(20)
				113	—
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 1/2/2024	6.43%		769	696	717	(6)(11)
				696	717
L Squared Capital Partners LLC		Multi-Sector Holdings
2.00% limited partnership interest				864	2,462	(11)(16)
				864	2,462
Lanai Holdings III, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022	6.53%		13,016	12,840	9,580	(6)
				12,840	9,580
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.00% cash due 11/25/2020	6.00%		611	611	544	(6)(11)
				611	544
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	1,644	(20)
				1,399	1,644
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.80%		39,700	39,178	34,738	(6)(20)
				39,178	34,738
LTI Holdings, Inc.		Auto Parts & Equipment
First Lien Term Loan, LIBOR+4.75% cash due 7/24/2026	5.74%		1,317	1,139	997	(6)
First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	4.49%		17,815	14,646	13,398	(6)
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	7.74%		9,000	9,000	4,878	(6)
				24,785	19,273
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/1/2025	5.75%		11,820	11,702	10,343	(6)(20)
				11,702	10,343
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	5.49%		28,970	28,100	23,611	(6)
				28,100	23,611
McAfee, LLC		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	4.69%		12,433	12,200	11,750	(6)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2025	9.44%		7,000	7,031	6,650	(6)
				19,231	18,400
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%		2,917	2,900	2,839	(6)(20)
				2,900	2,839
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.00%		28,952	28,482	26,781	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025	8.07%		3,048	2,998	2,819	(6)(20)
				31,480	29,600

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.00%		$575	$566	$568	(6)(19)(20)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.51%		7,056	7,005	7,004	(6)(20)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	10.51%		1,944	1,917	1,929	(6)(20)
				9,488	9,501
Mountain View CLO XIV Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.71% cash due 4/15/2029	8.54%		593	365	407	(6)(11)
				365	407
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%		12,798	12,676	11,327	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(13)	(255)	(6)(19)(20)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.57%		636	623	490	(6)(19)(20)
				13,286	11,562
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		35,500	34,817	33,192	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		3,834	3,761	3,585	(6)(20)
				38,578	36,777
OmniSYS Acquisition Corporation		Diversified Support Services
100,000 Common Units in OSYS Holdings, LLC				1,000	660	(20)
				1,000	660
Onvoy, LLC		Integrated Telecommunication Services
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	11.50%		16,750	16,750	12,228	(6)(20)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	—	(20)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(20)
				18,717	12,228
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	9.58%		4,517	3,360	2,597	(6)(11)
				3,360	2,597
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	6.46%		37,561	36,882	34,181	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	6.48%		8,256	8,022	7,154	(6)(19)(20)
				44,904	41,335
Petsmart, Inc.		Specialty Stores
First Lien Term Loan, LIBOR+4.00% cash due 3/11/2022	5.00%		1,629	1,466	1,566	(6)
				1,466	1,566
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				938	355	(11)(16)(19)
				938	355
PLATO Learning Inc.		Education Services
Unsecured Senior PIK Note, 8.50% PIK due 12/9/2021			2,970	2,434	—	(20)(22)
Unsecured Junior PIK Note, 10.00% PIK due 12/9/2021			14,279	10,227	—	(20)(22)
Unsecured Revolver, 5.00% cash due 12/9/2021			2,865	2,631	573	(20)(21)
126,127.80 Class A Common Units of Edmentum				126	—	(20)
				15,418	573

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.14%		$16,175	$16,063	$14,153	(6)(20)
				16,063	14,153
Project Boost Purchaser, LLC		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	4.49%		6,965	6,895	5,874	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.99%		3,750	3,750	2,906	(6)(20)
				10,645	8,780
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(20)
				375	—
Refac Optical Group		Specialty Stores
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—	(20)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(20)
1,000 Series A-1 Preferred Stock in Refac Holdings, Inc., 10%				999	—	(20)
				1,305	—
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.57%		3,043	3,019	2,510	(6)(20)
				3,019	2,510
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			15,716	11,602	11,394	(20)
				11,602	11,394
Shackleton 2018-XII CLO, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+5.90% cash due 7/20/2031	7.72%		1,443	1,028	824	(6)(11)
				1,028	824
Shackleton 2019-XIV CLO, Ltd.		Multi-Sector Holdings
Class D Notes, LIBOR+6.48% cash due 7/20/2030	8.30%		1,097	666	579	(6)(11)
				666	579
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(20)
				367	—
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023	8.50%		16,116	15,235	15,955	(6)(11)(20)
1,572,246 Common Stock Warrants (exercise price $3.28) expiration date 5/7/2029				1,750	1,384	(11)(20)
333,326 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	280	(11)(20)
500,000 Common Stock Warrants (exercise price $3.26) expiration date 6/6/2030				—	415	(11)(20)
				16,985	18,034
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%		1,040	949	947	(6)(11)
				949	947
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.20%		7,066	6,331	5,695	(6)
				6,331	5,695
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.25% cash due 9/2/2024	4.25%		4,350	3,552	3,373	(6)(11)
				3,552	3,373
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,454	9,844	(6)(20)
				12,454	9,844

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.49%		$6,196	$6,181	$4,848	(6)
				6,181	4,848
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% cash due 3/30/2024	10.70%		29,663	29,175	29,241	(6)(20)
668,879 Common Units of TerSera Holdings LLC				1,961	2,859	(20)
				31,136	32,100
Thunder Finco (US), LLC		Movies & Entertainment
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.99%		12,500	12,188	9,250	(6)(11)(20)
				12,188	9,250
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	8.24%		15,000	14,925	14,325	(6)
				14,925	14,325
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	525	(20)
				60	525
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	5.74%		6,965	6,861	5,398	(6)(20)
				6,861	5,398
Truck Hero, Inc.		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+8.25% cash due 4/21/2025	9.25%		21,500	21,191	16,663	(6)(20)
				21,191	16,663
Turbocombustor Technology, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 12/2/2020	5.50%		3,490	3,140	3,071	(6)
				3,140	3,071
Uber Technologies, Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%		5,661	5,626	5,326	(6)(11)
				5,626	5,326
UFC Holdings, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%		1,374	1,210	1,225	(6)
				1,210	1,225
Uniti Fiber Holdings Inc.		Specialized REITs
Fixed Rate Bond, 8.25% cash due 10/15/2023			5,026	4,779	3,908	(11)
Fixed Rate Bond, 7.88% cash due 2/15/2025			19,685	19,685	18,454	(11)
				24,464	22,362
U.S. Renal Care, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/26/2026	6.00%		1,127	924	997	(6)
				924	997
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.95%		31,805	32,017	27,551	(6)
				32,017	27,551
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	5.49%		24,625	24,506	23,394	(6)
Fixed Rate Bond, 9.75% cash due 8/15/2026			12,000	12,021	12,068
				36,527	35,462
Vertex Aerospace Services Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 6/29/2025	5.49%		15,720	15,661	13,657	(6)
				15,661	13,657
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				675	440	(20)
7,500 Class A Common Stock Units				75	—	(20)
				750	440

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Windstream Services, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 8.63% cash due 10/31/2025			$1,460	$1,420	$1,029	(11)(20)
				1,420	1,029
WP CPP Holdings, LLC		Aerospace & Defense
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.53%		15,000	14,884	10,300	(6)(20)
				14,884	10,300
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.77%		14,188	13,834	13,833	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(657)	(659)	(6)(19)(20)
				13,177	13,174
xMatters, Inc.		Application Software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	269	(20)
				709	269
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.07%		1,965	1,897	1,326	(6)
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.32%		30,000	29,898	19,170	(6)(20)
				31,795	20,496
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.74%		£18,000	23,666	19,194	(6)(11)
				23,666	19,194
Total Non-Control/Non-Affiliate Investments (158.9% of net assets)				$1,362,354	$1,195,506
Total Portfolio Investments (185.1% of net assets)				$1,628,580	$1,392,187
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares				$82,928	$82,928
Other cash accounts				6,581	6,581
Total Cash and Cash Equivalents (11.9% of net assets)				$89,509	$89,509
Total Portfolio Investments and Cash and Cash Equivalents (197.0% of net assets)				$1,718,089	$1,481,696

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$19,756	£14,850	8/18/2020	JPMorgan Chase Bank, N.A.	$1,310
Foreign currency forward contract	$14,532	€13,213	8/31/2020	JPMorgan Chase Bank, N.A.	(42)
					$1,268

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
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

(5)	Each of the Company's investments is pledged as collateral under the Credit Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.99%, the 60-day LIBOR at 1.26%, the 90-day LIBOR at 1.45%, the 180-day LIBOR at 1.07%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.24% and the 30-day EURIBOR at (0.40)%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(9)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2020, qualifying assets represented 77.2% of the Company's total assets and non-qualifying assets represented 22.8% of the Company's total assets.

(12)	Income producing through payment of dividends or distributions.

(13)
PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of March 31, 2020, the accumulated PIK interest balance for each of the A notes and the B notes was $3.0 million. The fair value of this investment is inclusive of PIK.

(14)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.

(15)	During the quarter ended March 31, 2020, this portfolio company modified its scheduled interest payment to PIK.

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

(20)	As of March 31, 2020, these investments were categorized as Level 3 within the fair value hierarchy established by ASC 820.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2020
(dollar amounts in thousands)
(unaudited)

(21)	This investment was on cash non-accrual status as of March 31, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(22)	This investment was on PIK non-accrual status as of March 31, 2020. PIK non-accrual status is inclusive of other non-cash income, where applicable.

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
As of March 31, 2020, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree, as amended from time to time (the “Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator, as amended from time to time (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of March 31, 2020, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC, OCSL SRNE, LLC, OCSL AB Blocker, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of the Company's investments as of March 31, 2020 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset, net," "deferred tax liability," "credit facility payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "payable to syndication partners" and "payables from unsettled transactions" approximate fair value due to their short maturities.

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
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer from the partial sales is recorded within interest expense in the Consolidated Statements of Operations.
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
Dividend Income
The Company generally recognizes dividend income on the record date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense. For extinguishments of the Company’s unsecured notes payable, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2017, 2018 or 2019. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of March 31, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of March 31, 2020, 185.1% of net assets at fair value, or $1.4 billion, was invested in 128 portfolio companies, including $92.2 million in subordinated notes and limited liability company ("LLC") equity interests of SLF JV I. As of March 31, 2020, 11.9% of net assets at fair value, or $89.5 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2019, 154.5% of net assets at fair value, or $1.4 billion, was invested in 104 portfolio investments, including $126.3 million in subordinated notes and LLC equity interests of SLF JV I, and 1.7% of net assets at fair value, or $15.4 million, was invested in cash and cash equivalents. As of March 31, 2020, 81.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 12.4% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2019, 78.6% of the Company's portfolio at fair value consisted of senior secured debt investments and 12.3% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2020, the Company recorded net realized gains (losses) of $(26.5) million and $(23.2) million, respectively. During the three and six months ended March 31, 2019, the Company recorded net realized gains (losses) of $25.2 million and $43.2 million, respectively. During the three and six months ended March 31, 2020, the Company recorded net unrealized appreciation (depreciation) of $(163.5) million and $(160.7) million, respectively. During the three and six months ended March 31, 2019, the Company recorded net unrealized appreciation (depreciation) of $21.5 million and $14.5 million, respectively.
The composition of the Company's investments as of March 31, 2020 and September 30, 2019 at cost and fair value was as follows:

	March 31, 2020		September 30, 2019
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,373,111	$1,220,682	$1,274,367	$1,212,174
Investments in equity securities	109,897	79,334	93,075	99,566
Debt investments in SLF JV I	96,250	92,171	96,250	96,250
Equity investment in SLF JV I	49,322	—	49,322	30,052
Total	$1,628,580	$1,392,187	$1,513,014	$1,438,042
The following table presents the composition of the Company's debt investments as of March 31, 2020 and September 30, 2019 at fixed rates and floating rates:

	March 31, 2020		September 30, 2019
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$122,988	9.37%	$132,965	10.16%
Floating rate debt securities, including debt investments in SLF JV I	1,189,865	90.63	1,175,459	89.84
Total	$1,312,853	100.00%	$1,308,424	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of March 31, 2020 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$420,512	$720,110	$—	$1,140,622
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	67,064	105,167	—	172,231
Investments in equity securities (preferred)	—	—	31,367	—	31,367
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	—	—	45,150	2,817	47,967
Total investments at fair value	—	487,576	901,794	2,817	1,392,187
Cash equivalents	82,928	—	—	—	82,928
Derivative asset	—	1,268	—	—	1,268
Total assets at fair value	$82,928	$488,844	$901,794	$2,817	$1,476,383
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2019 to March 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2019	$697,632	$108,348	$38,909	$44,645	$889,534
Purchases	142,790	106	—	—	142,896
Sales and repayments	(81,656)	(117)	—	(6,535)	(88,308)
Transfers in (a)(b)	34,522	1,405	—	18,625	54,552
Transfers out (a)(b)	(18,625)	—	—	—	(18,625)
PIK interest income	1,841	—	—	—	1,841
Accretion of OID	2,139	313	—	—	2,452
Net unrealized appreciation (depreciation)	(29,696)	9,393	(7,242)	(16,160)	(43,705)
Net realized gains (losses)	(28,837)	(14,281)	(300)	4,575	(38,843)
Fair value as of March 31, 2020	$720,110	$105,167	$31,367	$45,150	$901,794
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2020	$(60,406)	$(4,888)	$(7,542)	$(14,708)	$(87,544)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended March 31, 2020 as a result of a decreased number of market quotes available and/or decreased market liquidity.
(b) There was one transfer from senior secured debt to common equity and warrants during the three months ended March 31, 2020 as a result of an investment restructuring, in which $46.5 million of senior secured debt was exchanged for new senior secured debt of $27.9 million and common equity of $18.6 million.

The following table provides a roll-forward in the changes in fair value from December 31, 2018 to March 31, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of December 31, 2018	$741,372	$119,953	$4,988	$34,107	$900,420	$9,302
Purchases	60,800	1,978	—	—	62,778	—
Sales and repayments	(95,212)	(394)	—	(9,995)	(105,601)	(367)
Transfers in (a)	19,780	—	—	—	19,780	—
PIK interest income	420	26	—	—	446	—
Accretion of OID	5,486	292	—	—	5,778	—
Net unrealized appreciation (depreciation)	(13,190)	(1,420)	25	7,073	(7,512)	76
Net realized gains (losses)	17,499	—	—	7,937	25,436	—
Fair value as of March 31, 2019	$736,955	$120,435	$5,013	$39,122	$901,525	$9,011
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2019	$(8,658)	$(1,420)	$25	$7,876	$(2,177)	$76
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to March 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227
Purchases	239,185	1,065	—	1,328	241,578
Sales and repayments	(154,948)	(3,863)	(1,388)	(6,574)	(166,773)
Transfers in (a)(b)	67,939	5,113	—	18,625	91,677
Transfers out (a)(b)	(33,625)	—	—	—	(33,625)
PIK interest income	2,960	—	—	—	2,960
Accretion of OID	3,565	617	—	—	4,182
Net unrealized appreciation (depreciation)	(29,397)	6,268	(8,318)	(13,850)	(45,297)
Net realized gains (losses)	(28,903)	(14,342)	495	4,615	(38,135)
Fair value as of March 31, 2020	$720,110	$105,167	$31,367	$45,150	$901,794
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2020	$(58,203)	$(5,123)	$(7,716)	$(12,397)	$(83,439)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There was one transfer from senior secured debt to common equity and warrants during the six months ended March 31, 2020 as a result of an investment restructuring, in which $46.5 million of senior secured debt was exchanged for new senior secured debt of $27.9 million and common equity of $18.6 million.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to March 31, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
Purchases	150,799	2,511	—	2,514	155,824	—
Sales and repayments	(128,235)	(16,143)	—	(31,286)	(175,664)	(812)
Transfers in (a)	23,446	—	—	—	23,446	—
Transfers out (b)	—	(33,150)	—	(12,073)	(45,223)	—
PIK interest income	1,065	121	—	—	1,186	—
Accretion of OID	12,080	663	—	—	12,743	—
Net unrealized appreciation (depreciation)	21,908	7,574	590	(4,391)	25,681	95
Net realized gains (losses)	16,921	—	(495)	23,224	39,650	—
Fair value as of March 31, 2019	$736,955	$120,435	$5,013	$39,122	$901,525	$9,011
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2019	$(16,071)	$7,577	$95	$8,733	$334	$95
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of March 31, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$419,433	Market Yield	Market Yield	(b)	6.6%	-	22.0%	11.4%
	15,842	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	5.9x	5.0x
	11,510	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	26,266	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	247,059	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	11,394	Market Yield	Market Yield	(b)	15.0%	-	17.0%	16.0%
	1,602	Enterprise Value	EBITDA Multiple	(c)	7.7x	-	7.9x	7.8x
SLF JV I Debt Investments	92,171	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	16,201	Enterprise Value	Revenue Multiple	(c)	0.8x	-	8.0x	3.1x
	50,861	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	19.0x	7.2x
	3,165	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	6,290	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$901,794
__________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	Used when market participants would take into account market yield when pricing the investment.

(c)	Used when market participants would use such multiples when pricing the investment.

(d)	Used when there is an observable transaction or pending event for the investment.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$404,825	$404,825	$—	$—	$404,825
Unsecured notes payable (net of unamortized financing costs and unaccreted discount)	293,861	274,500	—	274,500	—
Total	$698,686	$679,325	$—	$274,500	$404,825
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
The principal value of the credit facility payable approximates fair value due to its variable interest rate and is included in Level 3 of the hierarchy. As of March 31, 2020, unsecured notes payable included the 3.500% unsecured notes due 2025 ("2025 Notes"). The Company used market quotes as of the valuation date to estimate the fair value of the 2025 Notes, which are included in Level 2 of the hierarchy. As of September 30, 2019, unsecured notes payable included the 5.875% unsecured notes due 2024 ("2024 Notes") and the 6.125% unsecured notes due 2028 ("2028 Notes"). The Company used the unadjusted quoted price as of the valuation date to calculate the fair value of the 2024 Notes and the 2028 Notes. Although these securities were publicly traded, the market was relatively inactive, and accordingly, these securities were included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,269,353	77.94%	$1,170,258	77.35%
Subordinated debt	103,758	6.37%	104,109	6.88%
Debt investments in SLF JV I	96,250	5.91%	96,250	6.36%
Common equity and warrants	70,347	4.32%	52,630	3.48%
LLC equity interests of SLF JV I	49,322	3.03%	49,322	3.26%
Preferred equity	39,550	2.43%	40,445	2.67%
Total	$1,628,580	100.00%	$1,513,014	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,140,622	81.93%	151.64%	$1,130,876	78.64%	121.51%
Debt investments in SLF JV I	92,171	6.62%	12.25%	96,250	6.69%	10.34%
Subordinated debt	80,060	5.75%	10.64%	81,298	5.65%	8.74%
Common equity and warrants	47,967	3.45%	6.38%	58,988	4.10%	6.34%
Preferred equity	31,367	2.25%	4.17%	40,578	2.82%	4.36%
LLC equity interests of SLF JV I	—	—	—	30,052	2.10%	3.23%
Total	$1,392,187	100.00%	185.08%	$1,438,042	100.00%	154.52%

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

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Northeast	$497,883	30.58%	$394,130	26.05%
West	342,353	21.02%	377,810	24.97%
Midwest	286,867	17.61%	322,651	21.33%
International	191,624	11.77%	171,129	11.31%
Southeast	159,921	9.82%	131,522	8.69%
Southwest	69,365	4.26%	66,781	4.41%
South	45,331	2.78%	13,798	0.91%
Northwest	35,236	2.16%	35,193	2.33%
Total	$1,628,580	100.00%	$1,513,014	100.00%

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$409,356	29.41%	54.43%	$358,328	24.93%	38.50%
West	308,880	22.19%	41.06%	350,660	24.38%	37.68%
Midwest	227,951	16.37%	30.30%	297,433	20.68%	31.97%
International	172,965	12.42%	22.99%	175,687	12.22%	18.88%
Southeast	136,601	9.81%	18.16%	125,306	8.71%	13.46%
Southwest	62,352	4.48%	8.29%	82,395	5.73%	8.85%
South	41,187	2.96%	5.48%	13,416	0.93%	1.44%
Northwest	32,895	2.36%	4.37%	34,817	2.42%	3.74%
Total	$1,392,187	100.00%	185.08%	$1,438,042	100.00%	154.52%

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2020 and September 30, 2019:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$195,026	11.97%	$132,051	8.73%
Multi-Sector Holdings (1)	158,515	9.73	146,436	9.67
Data Processing & Outsourced Services	105,919	6.50	97,759	6.46
Health Care Services	72,298	4.44	100,173	6.62
Biotechnology	71,683	4.40	82,109	5.43
Pharmaceuticals	63,384	3.89	59,294	3.92
Auto Parts & Equipment	58,430	3.59	42,641	2.82
Specialized Finance	55,627	3.42	53,227	3.52
Personal Products	53,363	3.28	—	—
Property & Casualty Insurance	51,103	3.14	73,076	4.83
Specialty Chemicals	44,887	2.76	31,788	2.10
Research & Consulting Services	39,682	2.44	34,734	2.30
Real Estate Services	39,178	2.41	39,332	2.60
Aerospace & Defense	36,704	2.25	33,665	2.23
Health Care Technology	36,527	2.24	51,044	3.37
Systems Software	33,712	2.07	31,716	2.10
Oil & Gas Storage & Transportation	31,599	1.94	11,603	0.77
Internet Services & Infrastructure	31,480	1.93	32,563	2.15
Alternative Carriers	31,304	1.92	29,400	1.94
Oil & Gas Refining & Marketing	30,298	1.86	30,378	2.01
Managed Health Care	27,562	1.69	27,645	1.83
Specialized REITs	24,464	1.50	8,264	0.55
Education Services	23,067	1.42	15,672	1.04
Advertising	22,898	1.41	42,405	2.80
Airport Services	22,447	1.38	—	—
Independent Power Producers & Energy Traders	21,938	1.35	—	—
Integrated Telecommunication Services	21,339	1.31	33,741	2.23
Electrical Components & Equipment	21,072	1.29	21,210	1.40
General Merchandise Stores	19,085	1.17	18,946	1.25
Diversified Support Services	18,800	1.15	18,805	1.24
Apparel, Accessories & Luxury Goods	17,539	1.08	18,192	1.20
Industrial Machinery	16,063	0.99	17,055	1.13
Health Care Distributors	15,816	0.97	22,561	1.49
IT Consulting & Other Services	14,947	0.92	14,975	0.99
Movies & Entertainment	13,398	0.82	18,858	1.25
Construction & Engineering	13,232	0.81	23,443	1.55
Oil & Gas Equipment & Services	11,474	0.70	12,165	0.80
Airlines	10,597	0.65	10,640	0.70
Trading Companies & Distributors	10,290	0.63	10,357	0.68
Restaurants	9,262	0.57	3,097	0.20
Commercial Printing	7,924	0.49	6,002	0.40
Food Retail	6,829	0.42	14,473	0.96
Health Care Facilities	3,552	0.22	—	—
Distributors	3,498	0.21	—	—
Specialty Stores	2,771	0.17	1,305	0.09
Construction Materials	2,113	0.13	—	—
Leisure Facilities	1,887	0.12	1,887	0.12
Building Products	1,621	0.10	—	—
Communications Equipment	1,325	0.08	—	—
Thrifts & Mortgage Finance	938	0.06	1,217	0.08
Other Diversified Financial Services	113	0.01	113	0.01
Interactive Media & Services	—	—	21,805	1.44
Household Appliances	—	—	7,837	0.52
Environmental & Facilities Services	—	—	5,940	0.39
Human Resource & Employment Services	—	—	830	0.05
Department Stores	—	—	585	0.04
Total	$1,628,580	100.00%	$1,513,014	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$181,347	13.02%	24.08%	$129,577	9.00%	13.94%
Multi-Sector Holdings (1)	104,865	7.53	13.94	128,539	8.94	13.81
Data Processing & Outsourced Services	90,586	6.51	12.04	98,267	6.83	10.56
Biotechnology	72,359	5.20	9.62	85,719	5.96	9.21
Health Care Services	63,374	4.55	8.42	58,391	4.06	6.27
Pharmaceuticals	59,015	4.24	7.85	60,057	4.18	6.45
Personal Products	51,549	3.70	6.85	—	—	—
Specialized Finance	49,567	3.56	6.59	51,485	3.58	5.53
Auto Parts & Equipment	45,780	3.29	6.09	40,484	2.82	4.35
Property & Casualty Insurance	45,353	3.26	6.03	74,148	5.16	7.97
Research & Consulting Services	35,695	2.56	4.75	37,336	2.60	4.01
Health Care Technology	35,462	2.55	4.71	52,275	3.64	5.62
Real Estate Services	34,738	2.50	4.62	39,501	2.75	4.24
Specialty Chemicals	33,588	2.41	4.47	23,514	1.64	2.53
Systems Software	30,827	2.21	4.10	31,504	2.19	3.39
Internet Services & Infrastructure	29,600	2.13	3.93	32,565	2.26	3.50
Oil & Gas Storage & Transportation	29,545	2.12	3.93	11,926	0.83	1.28
Aerospace & Defense	29,538	2.12	3.93	33,738	2.35	3.63
Alternative Carriers	26,016	1.87	3.46	29,580	2.06	3.18
Oil & Gas Refining & Marketing	25,765	1.85	3.43	31,597	2.20	3.40
Managed Health Care	24,036	1.73	3.20	27,775	1.93	2.98
Specialized REITs	22,362	1.61	2.97	8,213	0.57	0.88
Airport Services	21,623	1.55	2.87	—	—	—
Independent Power Producers & Energy Traders	21,151	1.52	2.81	—	—	—
Electrical Components & Equipment	18,185	1.31	2.42	20,032	1.39	2.15
Advertising	17,244	1.24	2.29	37,261	2.59	4.00
Diversified Support Services	16,362	1.18	2.18	18,624	1.30	2.00
Airlines	14,675	1.05	1.95	16,140	1.12	1.73
Integrated Telecommunication Services	14,576	1.05	1.94	28,876	2.01	3.10
Industrial Machinery	14,153	1.02	1.88	16,848	1.17	1.81
General Merchandise Stores	13,889	1.00	1.85	16,934	1.18	1.82
Health Care Distributors	12,757	0.92	1.70	21,962	1.53	2.36
IT Consulting & Other Services	12,013	0.86	1.60	13,792	0.96	1.48
Apparel, Accessories & Luxury Goods	11,424	0.82	1.52	13,286	0.92	1.43
Movies & Entertainment	10,475	0.75	1.39	18,613	1.29	2.00
Construction & Engineering	10,447	0.75	1.39	23,982	1.67	2.58
Oil & Gas Equipment & Services	8,930	0.64	1.19	13,652	0.95	1.47
Trading Companies & Distributors	8,789	0.63	1.17	10,370	0.72	1.11
Commercial Printing	7,678	0.55	1.02	5,900	0.41	0.63
Education Services	6,960	0.50	0.93	16	—	—
Food Retail	6,909	0.50	0.92	14,903	1.04	1.60
Restaurants	6,419	0.46	0.85	2,800	0.19	0.30
Health Care Facilities	3,373	0.24	0.45	—	—	—
Distributors	3,335	0.24	0.44	—	—	—
Leisure Facilities	3,043	0.22	0.40	4,809	0.33	0.52
Construction Materials	1,863	0.13	0.25	—	—	—
Building Products	1,570	0.11	0.21	—	—	—
Specialty Stores	1,566	0.11	0.21	—	—	—
Communications Equipment	1,456	0.10	0.19	—	—	—
Thrifts & Mortgage Finance	355	0.03	0.05	691	0.05	0.07
Interactive Media & Services	—	—	—	22,500	1.56	2.42
Leisure Products	—	—	—	15,054	1.05	1.62
Household Appliances	—	—	—	7,614	0.53	0.82
Environmental & Facilities Services	—	—	—	5,937	0.41	0.64
Human Resource & Employment Services	—	—	—	775	0.05	0.08
Department Stores	—	—	—	480	0.03	0.05
Total	$1,392,187	100.00%	185.08%	$1,438,042	100.00%	154.52%
___________________

(1)	This industry includes the Company's investments in SLF JV I, collateral loan obligations and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2020 and September 30, 2019, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. On December 28, 2018, the Company and Kemper directed the redemption of their holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of the Company and Kemper, based upon their respective holdings of mezzanine notes. Upon such distribution, the Company and Kemper each then directed that a portion of their respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I (the "SLF JV 1 Subordinated Notes") and the mezzanine notes issued by SLF Repack Issuer 2016, LLC (the "SLF Repack Notes") collectively are referred to as the SLF JV I Notes. Prior to the redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2020 and September 30, 2019, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $250.0 million of borrowings (subject to borrowing base and other limitations) as of March 31, 2020 and September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2020, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of March 31, 2020, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $193.9 million and $170.2 million of borrowings were outstanding as of March 31, 2020 and September 30, 2019, respectively.
As of March 31, 2020 and September 30, 2019, SLF JV I had total assets of $329.6 million and $360.9 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 53 and 51 portfolio companies, as of March 31, 2020 and September 30, 2019, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of March 31, 2020, the Company's investment in SLF JV I consisted of LLC equity interests and Subordinated Notes of $92.2 million, at fair value. As of September 30, 2019, the Company's investment in SLF JV I consisted of LLC equity interests and Subordinated Notes of $126.3 million, at fair value.
As of each of March 31, 2020 and September 30, 2019, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of March 31, 2020 and September 30, 2019, the Company and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of March 31, 2020 and September 30, 2019, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Senior secured loans (1)	$337,016	$340,960
Weighted average interest rate on senior secured loans (2)	5.54%	6.57%
Number of borrowers in SLF JV I	53	51
Largest exposure to a single borrower (1)	$10,686	$10,835
Total of five largest loan exposures to borrowers (1)	$51,441	$50,510
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of March 31, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.53%	Diversified Support Services	$9,253	$9,213	$7,622
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,312	(4)
AI Convoy (Luxembourg) S.À.R.L.	First Lien Term Loan, LIBOR+3.50% cash due 1/18/2027	5.34%	Aerospace & Defense	9,200	9,154	8,257
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	5.49%	Electrical Components & Equipment	6,092	5,953	5,137	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.70%	Integrated Telecommunication Services	9,709	9,398	9,296	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%	Pharmaceuticals	9,879	9,586	8,594
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.20%	Personal Products	2,843	2,360	1,658
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,542	4,398	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(6)	(18)	(4)(5)
Total Apptio, Inc.					4,536	4,380
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,500	6,344	6,111	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.99%	Data Processing & Outsourced Services	9,825	9,807	8,134
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.24%	Systems Software	7,571	7,483	6,366	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.92%	Oil & Gas Equipment & Services	7,369	7,342	3,887
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,920	7,841	7,009	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.49%	Alternative Carriers	8,367	8,162	6,746	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%	Biotechnology	5,970	5,925	5,672
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.99%	Internet Services & Infrastructure	8,000	7,980	7,193
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	5.24%	Distributors	948	904	788	(4)
Delta 2 (Lux) S.à.r.l.	First Lien Term Loan, LIBOR+2.50% cash due 2/1/2024	3.50%	Movies & Entertainment	5,167	4,649	4,665
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 4/17/2026	5.20%	Application Software	4,974	4,950	4,372
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.95%	Application Software	7,500	7,425	6,653
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.21%	Integrated Telecommunication Services	7,162	7,068	6,846
GFL Environmental, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/30/2025	4.00%	Environmental & Facilities Services	718	663	700
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,820	7,767	6,726

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	3.74%	Interactive Media & Services	$8,592	$8,470	$8,119
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.99%	Research & Consulting Services	6,000	5,977	5,190	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%	Systems Software	3,990	3,950	3,438
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%	Alternative Carriers	10,686	10,563	9,905
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	8,000	7,976	7,237
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.00%	Internet Services & Infrastructure	4,524	4,450	4,185	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/14/2025	8.07%	Internet Services & Infrastructure	476	468	440	(4)
Total Mindbody, Inc.					4,918	4,625
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	3,411	3,379	3,019	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(4)	(68)	(4)(5)
	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	169	166	130	(4)(5)
Total MRI Software LLC					3,541	3,081
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.99%	Health Care Technology	6,000	5,970	5,565
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.45%	Oil & Gas Equipment & Services	1,138	1,138	1,138	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	697	(4)
Total New IPT, Inc.					1,138	1,835
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.57%	Electrical Components & Equipment	6,860	6,835	5,831
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,962	5,935	5,315
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.45%	Application Software	7,271	7,234	5,871
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application software	—	(3)	(133)	(5)
Total OEConnection LLC					7,231	5,738
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	5,000	4,904	4,675	(4)
	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	540	530	505	(4)
Total Olaplex, Inc.					5,434	5,180
Quikrete Holdings, Inc.	First Lien Term Loan, LIBOR+2.50% cash due 2/1/2027	3.49%	Construction Materials	2,280	2,106	2,109
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	4,350	4,307	4,046
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.57%	Aerospace & Defense	2,173	2,156	1,793	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	3.74%	Casinos & Gaming	6,483	6,461	5,262
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.78%	Footwear	8,376	8,362	6,575
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.95%	Health Care Services	9,800	9,732	8,232
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	6.49%	Diversified Support Services	4,844	4,771	3,633
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.94%	Industrial Machinery	2,973	2,943	2,587

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%	Personal Products	$7,980	$7,940	$7,262	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.20%	Application Software	4,913	4,566	3,960	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/2/2024	4.25%	Health Care Facilities	4,987	4,966	3,868	(4)
Thruline Marketing, Inc.	927 Class A Units in FS AVI Holdco, LLC		Advertising		949	449	(4)
Thunder Finco (US), LLC	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.24%	Movies & Entertainment	8,000	7,920	6,260
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	10,509	10,440	9,887	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	4,831	4,787	4,306	(4)
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.95%	Application Software	6,859	6,826	5,941	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	5.49%	Health Care Technology	4,133	4,099	3,926
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	4.24%	Data Processing & Outsourced Services	10,542	10,554	9,593	(4)
WideOpenWest Finance, LLC	First Lien Term Loan, LIBOR+3.25% cash due 8/18/2023	4.25%	Cable & Satellite	962	867	897
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.53%	Aerospace & Defense	6,000	5,953	4,120	(4)
				$337,016	$341,737	$299,572
__________
(1) Represents the interest rate as of March 31, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of March 31, 2020, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.99%, the 60-day LIBOR at 1.26%, the 90-day LIBOR at 1.45% and the 180-day LIBOR at 1.07%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of March 31, 2020.
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

The cost and fair value of the Company's debt investment in SLF JV I were $96.3 million and $92.2 million, respectively, as of March 31, 2020. Both the cost and fair value of the Company's debt investment in SLF JV I were $96.3 million as of September 30, 2019. The Company earned interest income of $2.1 million and $4.3 million on its debt investment in the SLF JV I for the three and six months ended March 31, 2020, respectively. The Company earned interest income of $2.3 million and $5.1 million on its investments in the SLF JV I Notes for the three and six months ended March 31, 2019, respectively. The Company's debt investment in SLF JV I bears interest at a rate of one-month LIBOR plus 7.0% per annum and matures on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $0.0 million, respectively, as of March 31, 2020, and $49.3 million and $30.1 million, respectively, as of September 30, 2019. The Company did not earn dividend income for the three and six months ended March 31, 2020 and 2019, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2020 and September 30, 2019 and for the three and six months ended March 31, 2020 and 2019:

	March 31, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2020: $341,737; cost September 30, 2019: $347,985)	$299,572	$345,032
Cash and cash equivalents	14,039	3,674
Restricted cash	5,242	5,242
Other assets	10,783	6,912
Total assets	$329,636	$360,860

Senior credit facility payable	$193,910	$170,210
Debt securities payable at fair value (proceeds March 31, 2020: $110,000; proceeds September 30, 2019: $110,000)	105,339	110,000
Other liabilities	30,387	46,303
Total liabilities	$329,636	$326,513
Members' equity	—	34,347
Total liabilities and members' equity	$329,636	$360,860

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Selected Statements of Operations Information:
Interest income	$5,546	$5,551	$10,939	$10,989
Other income	291	80	297	89
Total investment income	5,837	5,631	11,236	11,078
Interest expense	4,493	4,709	9,134	9,863
Other expenses	64	276	131	326
Total expenses (1)	4,557	4,985	9,265	10,189
Net unrealized appreciation (depreciation)	(37,491)	4,576	(34,550)	1,120
Net realized gains (losses)	(615)	19	(1,767)	(4,986)
Net income (loss)	$(36,826)	$5,241	$(34,346)	$(2,977)
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
During the six months ended March 31, 2020 and 2019, the Company did not sell any debt investments to SLF JV I.

Note 4. Fee Income
For the three and six months ended March 31, 2020 the Company recorded total fee income of $2.1 million and $3.1 million, respectively, of which $0.2 million and $0.4 million, respectively, was recurring in nature. For the three and six months ended March 31, 2019, the Company recorded total fee income of $1.1 million and $2.3 million, respectively, of which $0.1 million and $0.3 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Net Assets
Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2020 and 2019:

(Share amounts in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(165,467)	$64,485	$(151,624)	$92,203
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961	140,961
Earnings (loss) per common share — basic and diluted	$(1.17)	$0.46	$(1.08)	$0.65

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2020:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	—	—	7,836	7,836
Net unrealized appreciation (depreciation)	—	—	—	2,879	2,879
Net realized gains (losses)	—	—	—	3,288	3,288
Provision for income tax (expense) benefit	—	—	—	(160)	(160)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	88	1	480	—	481
Repurchases of common stock under dividend reinvestment plan	(88)	(1)	(480)	—	(481)
Balance at December 31, 2019	140,961	$1,409	$1,487,774	$(558,101)	$931,082
Net investment income	—	$—	$—	$22,841	$22,841
Net unrealized appreciation (depreciation)	—	—	—	(163,533)	(163,533)
Net realized gains (losses)	—	—	—	(26,480)	(26,480)
Provision for income tax (expense) benefit	—	—	—	1,705	1,705
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	158	2	504	—	506
Repurchases of common stock under dividend reinvestment plan	(158)	(2)	(504)	—	(506)
Balance at March 31, 2020	140,961	$1,409	$1,487,774	$(736,959)	$752,224

The following table presents the changes in net assets for the three and six months ended March 31, 2019:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	140,961	$1,409	$1,492,739	$(636,113)	$858,035
Net investment income	—	—	—	17,317	17,317
Net unrealized appreciation (depreciation)	—	—	—	(6,975)	(6,975)
Net realized gains (losses)	—	—	—	17,962	17,962
Provision for income tax (expense) benefit	—	—	—	(586)	(586)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	87	1	383	—	384
Repurchases of common stock under dividend reinvestment plan	(87)	(1)	(383)	—	(384)
Balance at December 31, 2018	140,961	$1,409	$1,492,739	$(621,786)	$872,362
Net investment income	—	$—	$—	$17,709	$17,709
Net unrealized appreciation (depreciation)	—	—	—	21,472	21,472
Net realized gains (losses)	—	—	—	25,213	25,213
Provision for income tax (expense) benefit	—	—	—	91	91
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	60	1	311	—	312
Repurchases of common stock under dividend reinvestment plan	(60)	(1)	(311)	—	(312)
Balance at March 31, 2019	140,961	$1,409	$1,492,739	$(570,692)	$923,456

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
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
Total for the six months ended March 31, 2020			$0.190	$ 25.8 million	245,270	$ 1.0 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
Total for the six months ended March 31, 2019			$0.190	$ 26.1 million	147,032	$ 0.7 million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Offering
There were no common stock offerings during the six months ended March 31, 2020 and 2019.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2020 and September 30, 2019, (i) the size of the Credit Facility was $700 million (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility up to $1.02 billion), (ii) the period during which the Company may make drawings will expire on February 25, 2023 and the maturity date is February 25, 2024 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%), each depending on the Company’s senior debt coverage ratio.

On December 13, 2019, the Company amended the Credit Facility to (1) reduce the required ratio of total assets (less total liabilities) to total indebtedness of the Company and its subsidiaries (subject to certain exceptions), from 1.65 to 1.00 to 1.50 to 1.00 and (2) modify the definition of Advance Rate to reference asset coverage of 1.50 to 1.00, rather than 1.65 to 1.00.

The Credit Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of March 31, 2020, except for assets that were held by the Excluded Subsidiaries and certain other immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Credit Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of March 31, 2020, the Company was in compliance with all financial covenants under the Credit Facility. In addition to the asset coverage ratio described above, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Credit Facility is subject to the satisfaction of certain conditions.

As of March 31, 2020 and September 30, 2019, the Company had $404.8 million and $314.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $404.8 million and $314.8 million, respectively. The Company's borrowings under the Credit Facility bore interest at a weighted average interest rate of 3.806% and 4.688% for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $4.2 million and $8.2 million, respectively, related to the Credit Facility. For the three and six months ended March 31, 2019, the Company recorded interest expense (inclusive of fees) of $4.3 million and $7.5 million in the aggregate, related to the Credit Facility.

2025 Notes
On February 25, 2020, the Company issued $300.0 million in aggregate principal amount of the 2025 Notes for net proceeds of $293.8 million after deducting OID of $2.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2025 Notes is amortized based on the effective interest method over the term of the 2025 Notes.
The 2025 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the fifth supplemental indenture, dated February 25, 2020 (collectively, the "2025 Notes Indenture"), between the Company and Deutsche Bank Trust Company Americas (the "Trustee"). The 2025 Notes are the Company's general unsecured obligations that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2025 Notes. The 2025 Notes rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated. The 2025 Notes effectively rank junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2025 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable.
The 2025 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions (but giving effect to any exemptive relief granted to the Company by the U.S. Securities and Exchange Commission ("SEC"), as well as covenants requiring the Company to provide financial information to the holders of the 2025 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the 2025 Notes Indenture. The Company may repurchase the 2025 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended March 31, 2020, the Company did not repurchase any of the 2025 Notes in the open market.
For each of the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $1.1 million related to the 2025 Notes.
As of March 31, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $293.9 million and $274.5 million, respectively. The carrying value represents the aggregate principal amount outstanding less unamortized deferred financing costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As March 31, 2020, the total unamortized deferred financing costs and the net unaccreted discount were $3.6 million and $2.5 million, respectively.
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured notes due 2019 (the "2019 Notes") for net proceeds of $244.4 million after deducting OID of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.  The OID on the 2019 Notes was amortized based on the effective interest method over the term of the notes. The 2019 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the third supplemental indenture, dated February 26, 2014, between the Company and the Trustee.
Interest on the 2019 Notes was paid semi-annually on March 1 and September 1 at a rate of 4.875% per annum. As of March 31, 2020 and September 30, 2019, there were no 2019 Notes outstanding. The 2019 Notes matured on March 1, 2019 and were fully repaid during the three months ended March 31, 2019. For the three and six months ended March 31, 2019, the Company recorded interest expense of $2.1 million and $5.1 million (inclusive of fees), respectively, related to the 2019 Notes.
2024 Notes
On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of its 5.875% unsecured 2024 Notes for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million. The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012, between the Company and the Trustee.
Interest on the 2024 Notes was paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 5.875% per annum. On March 2, 2020, the Company redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes, following which they were delisted from the New York Stock Exchange. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. The Company recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during each of the three and six months ended March 31, 2020.
For the three and six months ended March 31, 2020, the Company recorded interest expense of $0.8 million and $1.9 million (inclusive of fees), respectively, related to the 2024 Notes. For the three and six months ended March 31, 2019, the Company recorded interest expense of $1.2 million and $2.3 million (inclusive of fees), respectively, related to the 2024 Notes.
As of March 31, 2020, there were no 2024 Notes outstanding. As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

2028 Notes
In April and May 2013, the Company issued $86.3 million in aggregate principal amount of its 6.125% unsecured 2028 Notes for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The 2028 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the second supplemental indenture, dated April 4, 2013, between the Company and the Trustee.
Interest on the 2028 Notes was paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 6.125% per annum. On March 13, 2020, the Company redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes, following which they were delisted from the Nasdaq Global Select Market. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. The Company recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during each of the three and six months ended March 31, 2020.
For the three and six months ended March 31, 2020, the Company recorded interest expense of $1.1 million and $2.5 million (inclusive of fees), respectively, related to the 2028 Notes. For the three and six months ended March 31, 2019, the Company recorded interest expense of $1.4 million and $2.7 million (inclusive of fees), respectively, related to the 2028 Notes.
As of March 31, 2020, there were no 2028 Notes outstanding. As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively.

Note 7. Interest and Dividend Income

As of each of March 31, 2020 and September 30, 2019, there were three investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2020 and September 30, 2019 were as follows:

	March 31, 2020				September 30, 2019
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,443,128	98.22%	$1,306,989	99.55%	$1,311,849	95.72%	$1,305,718	99.79%
PIK non-accrual (1)	12,661	0.86	—	—	12,661	0.92	—	—
Cash non-accrual (2)	13,572	0.92	5,864	0.45	46,107	3.36	2,706	0.21
Total	$1,469,361	100.00%	$1,312,853	100.00%	$1,370,617	100.00%	$1,308,424	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2020 and 2019.

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(165,467)	$64,485	$(151,624)	$92,203
Net unrealized (appreciation) depreciation	163,533	(21,472)	160,654	(14,497)
Book/tax difference due to organizational costs	(21)	(11)	(43)	(21)
Book/tax difference due to interest income on certain loans	—	—	—	878
Book/tax difference due to capital losses not recognized / (recognized)	23,958	(26,738)	19,981	(44,440)
Other book/tax differences	(8,002)	(296)	(2,858)	290
Taxable/Distributable Income (1)	$14,001	$15,968	$26,110	$34,413
 __________
(1) The Company's taxable income for the three and six months ended March 31, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of March 31, 2020, $3.0 million of $3.8 million net deferred tax assets would not more likely than not be realized in future periods. As of March 31, 2020, the Company recorded a deferred tax asset of $0.8 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2020, the Company recognized a total provision for income tax benefit of $1.7 million, which was comprised of (i) a current income tax expense of approximately $0.1 million primarily as a result of penalties and interest incurred, and (ii) a deferred income tax benefit of approximately $1.8 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the six months ended March 31, 2020, the Company recognized a total provision for income tax benefit of $1.5 million, which was comprised of (i) a current income tax benefit of approximately $0.1 million primarily as a result of a reversal of penalties and interest previously incurred, partially offset by current tax expense incurred from realized gains on investments held at the Company's wholly-owned taxable subsidiaries and (ii) a deferred income tax benefit of approximately $1.5 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended March 31, 2020, the Company recorded net realized losses of $26.5 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Cenegenics, LLC	$(29.2)
Dominion Diagnostics, LLC	(15.6)
YETI Holdings, Inc.	14.2
Lytx Holdings, LLC	5.2
Other, net	(1.1)
Total, net	$(26.5)
During the three months ended March 31, 2019, the Company recorded net realized gains of $25.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Maverick Healthcare Group, LLC	$17.5
Comprehensive Pharmacy Services LLC	7.5
Other, net	0.2
Total, net	$25.2

During the six months ended March 31, 2020, the Company recorded net realized losses of $23.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Cenegenics, LLC	$(29.2)
Dominion Diagnostics, LLC	(15.6)
YETI Holdings, Inc.	17.6
Lytx Holdings, LLC	5.2
Other, net	(1.2)
Total, net	$(23.2)

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
During the three months ended March 31, 2020 and 2019, the Company recorded net unrealized appreciation (depreciation) of $(163.5) million and $21.5 million, respectively. For the three months ended March 31, 2020, this consisted of $(139.8) million of net unrealized depreciation on debt investments and $(54.4) million of net unrealized depreciation on equity investments, partially offset by $28.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended March 31, 2019, this consisted of $22.3 million of net unrealized appreciation on equity investments, $3.6 million of net unrealized appreciation on debt investments and $0.8 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $(5.2) million of net unrealized depreciation related to exited investments (a portion of which results in a reclassification to realized gains).
During the six months ended March 31, 2020 and 2019, the Company recorded net unrealized appreciation (depreciation) of $(160.7) million and $14.5 million, respectively. For the six months ended March 31, 2020, this consisted of $(134.0) million of net unrealized depreciation on debt investments and $(50.0) million of net unrealized depreciation on equity investments, partially offset by $22.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.8 million of net unrealized appreciation of foreign currency forward contracts. For the six months ended March 31, 2019, this consisted of $24.2 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $14.0 million of net unrealized appreciation on equity investments and $0.4 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $(24.1) million of net unrealized depreciation on debt investments.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of March 31, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.7 million and $10.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree. Oaktree has voluntarily deferred the payment of Part I incentive fees earned during the three months ended March 31, 2020.
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
Base Management Fee

Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. Effective May 3, 2019, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the SEC with respect to debentures issued by a small business investment company subsidiary.
For the three and six months ended March 31, 2020, the base management fee incurred under the Investment Advisory Agreement was $5.3 million and $10.9 million, respectively. For the three and six months ended March 31, 2019, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $5.7 million and $11.2 million, respectively.
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

For the three and six months ended March 31, 2020, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.4 million and $6.4 million, respectively. For the three and six months ended March 31, 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.8 million and $7.5 million (prior to waivers), respectively. Oaktree has voluntarily deferred the payment of Part I incentive fees earned during the three months ended March 31, 2020.

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

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2020, the Company reversed $6.6 million and $5.6 million of previously accrued capital gains incentive fees, respectively. For the three and six months ended March 31, 2019, the Company recorded a $8.2 million and $10.0 million capital gains incentive fee accrual (prior to waivers), respectively. The Company did not have any cumulative accrued capital gains incentive fees payable as of March 31, 2020.

To ensure compliance with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which Oaktree waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. The contractual amount of fees permanently waived at the end of the two-year period was $3.9 million. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” As of September 30, 2019, the Company had accrued cumulative fee waivers of $9.1 million. During the three months ended December 31, 2019, the Company reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period has ended.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the accrued waiver balance and illustrates the impact of the end of the two-year contractual fee waiver period:

($ in millions)
Accrued fee waivers as of September 30, 2019 (1)	$9.1
Reversal of previously accrued fee waivers (2)	(5.2)
Contractual fees waived under the Investment Advisory Agreement (3)	(3.9)
Accrued fee waivers as of March 31, 2020	$—

(1)	Calculated in accordance with GAAP as of September 30, 2019 and is based on a hypothetical liquidation basis.

(2)
Reflects the reversal of fee waivers that were previously accrued based on a hypothetical liquidation basis when the two-year contractual fee waiver was in effect. This reversal was recognized in connection with the expiration of the two-year contractual fee waiver, which ended on October 17, 2019, and is reflected in reversal of fees waived in the Consolidated Statement of Operations for the six months ended March 31, 2020.

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
For the three months ended March 31, 2020, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the six months ended March 31, 2020, the Company accrued administrative expenses of $1.0 million, including $0.1 million of general and administrative expenses. For the three months ended March 31, 2019, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the six months ended March 31, 2019, the Company accrued administrative expenses of $1.3 million, including $0.2 million of general and administrative expenses.
As of each of March 31, 2020 and September 30, 2019, $2.7 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Net asset value per share at beginning of period	$6.61	$6.19	$6.60	$6.09
Net investment income (1)	0.16	0.13	0.22	0.25
Net unrealized appreciation (depreciation) (1)	(1.15)	0.15	(1.14)	0.10
Net realized gains (losses) (1)	(0.19)	0.18	(0.16)	0.30
Provision for income tax (expense) benefit (1)	0.01	—	0.01	—
Distributions to stockholders	(0.10)	(0.10)	(0.19)	(0.19)
Net asset value per share at end of period	$5.34	$6.55	$5.34	$6.55
Per share market value at beginning of period	$5.46	$4.23	$5.18	$4.96
Per share market value at end of period	$3.24	$5.18	$3.24	$5.18
Total return (2)	(38.91)%	24.68%	(34.49)%	8.63%
Common shares outstanding at beginning of period	140,961	140,961	140,961	140,961
Common shares outstanding at end of period	140,961	140,961	140,961	140,961
Net assets at beginning of period	$931,082	$872,362	$930,630	$858,035
Net assets at end of period	$752,224	$923,456	$752,224	$923,456
Average net assets (3)	$846,610	$901,507	$891,012	$885,507
Ratio of net investment income to average net assets (4)	10.82%	7.97%	6.87%	7.93%
Ratio of total expenses to average net assets (4)	5.37%	12.79%	6.55%	11.54%
Ratio of net expenses to average net assets (4)	5.37%	9.24%	7.71%	9.40%
Ratio of portfolio turnover to average investments at fair value	10.80%	7.26%	17.56%	18.18%
Weighted average outstanding debt (5)	$623,696	$610,891	$556,264	$612,649
Average debt per share (1)	$4.42	$4.33	$3.95	$4.35
Asset coverage ratio at end of period (6)	205.85%	254.12%	205.85%	254.12%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of debt outstanding for the period.
(6)	Based on outstanding senior securities of $704.8 million and $597.6 million as of March 31, 2020 and 2019, respectively.

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. No cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$19,756	£14,850	8/18/2020	$1,310	$—	Derivative asset
Foreign currency forward contract	$14,532	€13,213	8/31/2020	$—	$(42)	Derivative asset
				$1,310	$(42)
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$22,161	£17,910	10/15/2019	$76	$—	Derivative asset
Foreign currency forward contract	$19,193	€17,150	11/29/2019	$414	$—	Derivative asset
				$490	$—

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of March 31, 2020, the Company's only off-balance sheet arrangements consisted of $91.6 million of unfunded commitments, which was comprised of $86.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2019, the Company's only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC subordinated notes and LLC equity interests and limited partnership interests) as of March 31, 2020 and September 30, 2019 is shown in the table below:

	March 31, 2020	September 30, 2019
Assembled Brands Capital LLC	$33,143	$35,182
WPEngine, Inc.	26,348	—
Dominion Diagnostics, LLC	5,887	—
Corrona, LLC	4,273	—
PaySimple, Inc.	3,985	12,250
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
MRI Software LLC	2,857	—
Accupac, Inc.	2,346	—
Acquia Inc.	2,240	—
New IPT, Inc.	2,229	2,229
Apptio, Inc.	1,538	1,538
Senior Loan Fund JV I, LLC	1,328	1,328
iCIMs, Inc.	882	882
Ministry Brands, LLC	425	800
Coyote Buyer, LLC	352	—
GKD Index Partners, LLC	231	1,156
P2 Upstream Acquisition Co.	—	9,000
Sorrento Therapeutics, Inc.	—	7,500
4 Over International, LLC	—	1,977
Mindbody, Inc.	—	3,048
Thruline Marketing, Inc.	—	3,000
TerSera Therapeutics, LLC	—	4,200
PLATO Learning Inc. (1)	—	746
Total	$91,564	$88,336
 ___________
(1) This investment was on cash or PIK non-accrual status as of March 31, 2020 and September 30, 2019.

Note 15. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended March 31, 2020, except as discussed below:
Distribution Declaration
On April 30, 2020, the Company’s Board of Directors declared a quarterly distribution of $0.095 per share, payable in cash on June 30, 2020 to stockholders of record on June 15, 2020.
Investment Advisory Agreement
On May 4, 2020, Oaktree effected the novation of the Investment Advisory Agreement to Oaktree Fund Advisors, LLC, a registered investment adviser under common control with Oaktree. Immediately following such novation, the Company and Oaktree Fund Advisors, LLC entered into a new investment advisory agreement with the same terms, including fee structure, as the Investment Advisory Agreement.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Credit Facility Amendment
On May 6, 2020, the Company amended its revolving credit facility (i) to reduce the minimum shareholders' equity covenant from $700 million to $550 million, (ii) to increase the interest rate margin up to 2.75% on LIBOR loans or 1.75% on alternative base rate loans if the Company's minimum shareholders' equity is below $700 million depending on its senior coverage ratio and (iii) to reduce the maximum size of the facility under the "accordion" feature to the greater of $800 million or the Company's net worth on the date of such increase.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2020	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	34,984	—	(7,346)	27,638	3.7%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.46%		$27,799	—	172	—	27,869	(70)	27,799	3.7%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.46%		5,260	—	35	—	5,260	—	5,260	0.7%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC			—	—	—	—	18,626	(8,511)	10,115	1.3%

First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			11,510	—	600	11,510	42	(42)	11,510	1.5%
100% equity interest			—	—	—	4,630	—	(1,465)	3,165	0.4%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.45%		2,605	—	112	3,256	—	(651)	2,605	0.3%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.45%		1,009	—	40	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	2,903	—	(1,307)	1,596	0.2%
Senior Loan Fund JV I, LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.73%		96,250	—	4,341	96,250	—	(4,079)	92,171	12.3%
87.5% LLC equity interest				—	—	30,052	—	(30,052)	—	—%
Thruline Marketing, Inc.		Advertising								—%
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022			—	—	257	18,146	—	(18,146)	—	—%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	1	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC				—	—	6,438	—	(2,039)	4,399	0.6%
Total Control Investments			$144,433	$—	$5,558	$209,178	$51,797	$(73,708)	$187,267	24.9%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	6.99%		$7,623	$—	$262	$5,585	$2,038	$(1,508)	$6,115	0.8%
1,609,201 Class A Units				—	—	782	135	—	917	0.1%
1,019,168.80 Preferred Units, 6%				—	—	1,019	31	—	1,050	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	1,784	—	(452)	1,332	0.2%
Total Affiliate Investments			$7,623	$—	$262	$9,170	$2,204	$(1,960)	$9,414	1.3%
Total Control & Affiliate Investments			$152,056	$—	$5,820	$218,348	$54,001	$(75,668)	$196,681	26.1%

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

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2019	% of Total Net Assets
Control Investments
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			$32,510	$—	$976	$32,510	$722	$(722)	$32,510	3.5%
100% equity interest			—	—	—	—	967	(100)	867	0.1%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.60%		4,107	—	170	4,107	—	—	4,107	0.4%
Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021	7.70%		601	—	39	1,453	—	(851)	602	0.1%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	7.60%		1,009	—	43	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	2,291	612	—	2,903	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC			—	—	2,036	99,813	—	(99,813)	—	—%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10.00% cash due 2036 in SLF Repack Issuer 2016 LLC			—	—	707	29,520	67	(29,587)	—	—%
Subordinated Note, LIBOR+7.00% cash due 12/29/2028	9.51%		96,250	—	2,388	—	96,250	—	96,250	10.4%
87.5% LLC equity interest			—	—	—	41	37,734	(7,191)	30,584	3.3%
Thruline Marketing, Inc.		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.60%		18,146	—	880	18,146	—	—	18,146	2.0%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	8	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,984	—	(1,546)	6,438	0.7%
Total Control Investments			$152,623	$—	$7,247	$196,874	$136,352	$(139,810)	$193,416	20.9%

Affiliate Investments
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan LIBOR+6.00% cash due 10/17/2023	8.60%		$1,835	$—	$44	$—	$1,835	$—	$1,835	0.2%
764,376.60 Class A Units			—	—	—	—	764	—	764	0.1%
583,190.81 Class B Units			—	—	—	—	—	—	—	—%
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10.00%			—	—	—	2,161	—	(182)	1,979	0.2%
Total Affiliate Investments			$1,835	$—	$44	$2,161	$2,599	$(182)	$4,578	0.5%
Total Control & Affiliate Investments			$154,458	$—	$7,291	$199,035	$138,951	$(139,992)	$197,994	21.4%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements as of March 31, 2019 included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2019.
______________________

(1)
The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments as of March 31, 2019 included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2019.

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

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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
Other factors that could cause actual results to differ materially include:

•	changes or potential disruptions in our operations, the economy, financial markets or political environment;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or the COVID-19 pandemic;

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to Business Development Companies or regulated investment companies, or RICs;

•	general considerations associated with the COVID-19 pandemic; and

•	other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
All dollar amounts in tables are in thousands, except share and per share amounts and as otherwise indicated.
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
As of March 31, 2020, we are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree Fund Administration, LLC, or the Oaktree Administrator, a subsidiary of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.

We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. Our portfolio may also include certain structured finance and other non-traditional structures. We invest in companies that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in economic downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from Oaktree’s credit and structuring expertise, including during the COVID-19 pandemic. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Oaktree intends to continue to reposition our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $142 million at fair value as of March 31, 2020. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
Business Environment and Developments
We believe that the economic impact of the COVID-19 pandemic has contributed to significant market volatility and disruption, which may have lasting effects on the U.S. and global financial markets and have caused (and may cause further) economic uncertainties or deterioration in the performance of the middle market in the United States and worldwide.
In particular, the disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. This widening of spreads makes it more difficult for middle market businesses to access capital as lenders could become more selective in evaluating investment opportunities, equity sponsors delay transactions given earnings uncertainty and sellers are hesitant to accept lower purchase price multiples.
In this type of environment, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of Oaktree’s investment platform, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
We have proactively taken a number of actions to evaluate and support our portfolio companies in light of the COVID-19 pandemic, including outreach to a variety of management teams and sponsors.  We have established a dialogue with many of our portfolio companies and are especially focused on those that might have moderate to higher risk of material impacts from COVID-19. We believe that these efforts to identify vulnerable credits will allow us to address potential problems early and provide constructive solutions to our portfolio companies.
As of March 31, 2020, 90.6% of our debt investment portfolio (at fair value) and 90.9% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate, or LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of the Credit Facility (as defined below), which matures in 2024. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but alternatives do not develop.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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

The fair value of our investments as of March 31, 2020 and September 30, 2019 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of March 31, 2020, 92.4% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of March 31, 2020 and September 30, 2019, approximately 92.7% and 97.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2020, there were three investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
Dividend Income
We generally recognize dividend income on the record date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from such equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
During the six months ended March 31, 2020, we originated $407.1 million of investment commitments in 41 new and 12 existing portfolio companies and funded $387.9 million of investments.
During the six months ended March 31, 2020, we received $251.5 million of proceeds from prepayments, exits, other paydowns and sales and exited 17 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2020	September 30, 2019
Cost:
Senior secured debt	77.94%	77.35%
Subordinated debt	6.37	6.88
Debt investments in SLF JV I	5.91	6.36
Common equity and warrants	4.32	3.48
LLC equity interests of SLF JV I	3.03	3.26
Preferred equity	2.43	2.67
Total	100.00%	100.00%

	March 31, 2020	September 30, 2019
Fair value:
Senior secured debt	81.93%	78.64%
Debt investments in SLF JV I	6.62	6.69
Subordinated debt	5.75	5.65
Common equity and warrants	3.45	4.10
Preferred equity	2.25	2.82
LLC equity interests of SLF JV I	—	2.10
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2020	September 30, 2019
Cost:
Application Software	11.97%	8.73%
Multi-Sector Holdings (1)	9.73	9.67
Data Processing & Outsourced Services	6.50	6.46
Health Care Services	4.44	6.62
Biotechnology	4.40	5.43
Pharmaceuticals	3.89	3.92
Auto Parts & Equipment	3.59	2.82
Specialized Finance	3.42	3.52
Personal Products	3.28	0.00
Property & Casualty Insurance	3.14	4.83
Specialty Chemicals	2.76	2.10
Research & Consulting Services	2.44	2.30
Real Estate Services	2.41	2.60
Aerospace & Defense	2.25	2.23
Health Care Technology	2.24	3.37
Systems Software	2.07	2.10
Oil & Gas Storage & Transportation	1.94	0.77
Internet Services & Infrastructure	1.93	2.15
Alternative Carriers	1.92	1.94
Oil & Gas Refining & Marketing	1.86	2.01
Managed Health Care	1.69	1.83
Specialized REITs	1.50	0.55
Education Services	1.42	1.04
Advertising	1.41	2.80
Airport Services	1.38	—
Independent Power Producers & Energy Traders	1.35	—
Integrated Telecommunication Services	1.31	2.23
Electrical Components & Equipment	1.29	1.40
General Merchandise Stores	1.17	1.25
Diversified Support Services	1.15	1.24
Apparel, Accessories & Luxury Goods	1.08	1.20
Industrial Machinery	0.99	1.13
Health Care Distributors	0.97	1.49
IT Consulting & Other Services	0.92	0.99
Movies & Entertainment	0.82	1.25
Construction & Engineering	0.81	1.55
Oil & Gas Equipment & Services	0.70	0.80
Airlines	0.65	0.70
Trading Companies & Distributors	0.63	0.68
Restaurants	0.57	0.20
Commercial Printing	0.49	0.40
Food Retail	0.42	0.96
Health Care Facilities	0.22	—
Distributors	0.21	—
Specialty Stores	0.17	0.09
Construction Materials	0.13	—
Leisure Facilities	0.12	0.12
Building Products	0.10	—
Communications Equipment	0.08	—
Thrifts & Mortgage Finance	0.06	0.08
Other Diversified Financial Services	0.01	0.01
Interactive Media & Services	—	1.44
Household Appliances	—	0.52
Environmental & Facilities Services	—	0.39
Human Resource & Employment Services	—	0.05
Department Stores	—	0.04
Total	100.00%	100.00%

	March 31, 2020	September 30, 2019
Fair value:
Application Software	13.02%	9.00%
Multi-Sector Holdings (1)	7.53	8.94
Data Processing & Outsourced Services	6.51	6.83
Biotechnology	5.20	5.96
Health Care Services	4.55	4.06
Pharmaceuticals	4.24	4.18
Personal Products	3.70	—
Specialized Finance	3.56	3.58
Auto Parts & Equipment	3.29	2.82
Property & Casualty Insurance	3.26	5.16
Research & Consulting Services	2.56	2.60
Health Care Technology	2.55	3.64
Real Estate Services	2.50	2.75
Specialty Chemicals	2.41	1.64
Systems Software	2.21	2.19
Internet Services & Infrastructure	2.13	2.26
Oil & Gas Storage & Transportation	2.12	0.83
Aerospace & Defense	2.12	2.35
Alternative Carriers	1.87	2.06
Oil & Gas Refining & Marketing	1.85	2.20
Managed Health Care	1.73	1.93
Specialized REITs	1.61	0.57
Airport Services	1.55	—
Independent Power Producers & Energy Traders	1.52	—
Electrical Components & Equipment	1.31	1.39
Advertising	1.24	2.59
Diversified Support Services	1.18	1.30
Airlines	1.05	1.12
Integrated Telecommunication Services	1.05	2.01
Industrial Machinery	1.02	1.17
General Merchandise Stores	1.00	1.18
Health Care Distributors	0.92	1.53
IT Consulting & Other Services	0.86	0.96
Apparel, Accessories & Luxury Goods	0.82	0.92
Movies & Entertainment	0.75	1.29
Construction & Engineering	0.75	1.67
Oil & Gas Equipment & Services	0.64	0.95
Trading Companies & Distributors	0.63	0.72
Commercial Printing	0.55	0.41
Education Services	0.50	—
Food Retail	0.50	1.04
Restaurants	0.46	0.19
Health Care Facilities	0.24	—
Distributors	0.24	—
Leisure Facilities	0.22	0.33
Construction Materials	0.13	—
Building Products	0.11	—
Specialty Stores	0.11	—
Communications Equipment	0.10	—
Thrifts & Mortgage Finance	0.03	0.05
Interactive Media & Services	—	1.56
Leisure Products	—	1.05
Household Appliances	—	0.53
Environmental & Facilities Services	—	0.41
Human Resource & Employment Services	—	0.05
Department Stores	—	0.03
Total	100.00%	100.00%
___________________

(1)	This industry includes our investments in SLF JV I, collateral loan obligations and certain limited partnership interests.

Loans and Debt Securities on Non-Accrual Status
During the three months ended March 31, 2020, with the exception of one portfolio company that modified its scheduled interest payment to PIK in order to preserve liquidity, all of our portfolio companies made their scheduled interest payments.
During the three months ended March 31, 2020, two debt investments were added to cash non-accrual status after experiencing price deterioration in the quarter. As of each of March 31, 2020 and September 30, 2019, there were three investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2020 and September 30, 2019 were as follows:

	March 31, 2020				September 30, 2019
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,443,128	98.22%	$1,306,989	99.55%	$1,311,849	95.72%	$1,305,718	99.79%
PIK non-accrual (1)	12,661	0.86	—	—	12,661	0.92	—	—
Cash non-accrual (2)	13,572	0.92	5,864	0.45	46,107	3.36	2,706	0.21
Total	$1,469,361	100.00%	$1,312,853	100.00%	$1,370,617	100.00%	$1,308,424	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. On December 28, 2018, we and Kemper directed the redemption of our holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC, or the Equity Interests, were distributed in-kind to each of us and Kemper, based upon our respective holdings of mezzanine notes. Upon such distribution, we and Kemper each then directed that a portion of our respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I, or the SLF JV 1 Subordinated Notes, and the mezzanine notes issued by SLF Repack Issuer 2016, LLC, or the SLF Repack Notes, collectively are referred to as the SLF JV I Notes. Prior to their redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2020 and September 30, 2019, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank I Facility, which permitted up to $250.0 million of borrowings (subject to borrowing base and other limitations) as of March 31, 2020 and September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2020, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of March 31, 2020, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $193.9 million and $170.2 million of borrowings were outstanding as of March 31, 2020 and September 30, 2019, respectively.
As of March 31, 2020 and September 30, 2019, SLF JV I had total assets of $329.6 million and $360.9 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 53 and 51 portfolio companies as of March 31, 2020 and September 30, 2019, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of March 31, 2020, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Subordinated Notes of $92.2 million in aggregate at fair value. As of September 30, 2019, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Subordinated Notes of $126.3 million in aggregate at fair value.
As of each of March 31, 2020 and September 30, 2019, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of March 31, 2020 and September 30, 2019, we and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of March 31, 2020 and September 30, 2019, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Senior secured loans (1)	$337,016	$340,960
Weighted average interest rate on senior secured loans (2)	5.54%	6.57%
Number of borrowers in SLF JV I	53	51
Largest exposure to a single borrower (1)	$10,686	$10,835
Total of five largest loan exposures to borrowers (1)	$51,441	$50,510
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of March 31, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.53%	Diversified Support Services	$9,253	$9,213	$7,622
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,312	(4)
AI Convoy (Luxembourg) S.À.R.L.	First Lien Term Loan, LIBOR+3.50% cash due 1/18/2027	5.34%	Aerospace & Defense	9,200	9,154	8,257
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	5.49%	Electrical Components & Equipment	6,092	5,953	5,137	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.70%	Integrated Telecommunication Services	9,709	9,398	9,296
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%	Pharmaceuticals	9,879	9,586	8,594
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.20%	Personal Products	2,843	2,360	1,658
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,542	4,398	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(6)	(18)	(4)(5)
Total Apptio, Inc.					4,536	4,380
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,500	6,344	6,111	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.99%	Data Processing & Outsourced Services	9,825	9,807	8,134
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.24%	Systems Software	7,571	7,483	6,366	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.92%	Oil & Gas Equipment & Services	7,369	7,342	3,887
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units				7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,920	7,841	7,009	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.49%	Alternative Carriers	8,367	8,162	6,746	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%	Biotechnology	5,970	5,925	5,672
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.99%	Internet Services & Infrastructure	8,000	7,980	7,193
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	5.24%	Distributors	948	904	788	(4)
Delta 2 (Lux) S.à.r.l.	First Lien Term Loan, LIBOR+2.50% cash due 2/1/2024	3.50%	Movies & Entertainment	5,167	4,649	4,665
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 4/17/2026	5.20%	Application Software	4,974	4,950	4,372
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.95%	Application Software	7,500	7,425	6,653
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.21%	Integrated Telecommunication Services	7,162	7,068	6,846
GFL Environmental, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/30/2025	4.00%	Environmental & Facilities Services	718	663	700
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,820	7,767	6,726

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	3.74%	Interactive Media & Services	$8,592	$8,470	$8,119
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.99%	Research & Consulting Services	6,000	5,977	5,190	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%	Systems Software	3,990	3,950	3,438
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%	Alternative Carriers	10,686	10,563	9,905
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	8,000	7,976	7,237
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.00%	Internet Services & Infrastructure	4,524	4,450	4,185	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/14/2025	8.07%	Internet Services & Infrastructure	476	468	440	(4)
Total Mindbody, Inc.					4,918	4,625
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	3,411	3,379	3,019	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(4)	(68)	(4)(5)
	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	169	166	130	(4)(5)
Total MRI Software LLC					3,541	3,081
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.99%	Health Care Technology	6,000	5,970	5,565
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.45%	Oil & Gas Equipment & Services	1,138	1,138	1,138	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	697	(4)
Total New IPT, Inc.					1,138	1,835
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.57%	Electrical Components & Equipment	6,860	6,835	5,831
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,962	5,935	5,315
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.45%	Application Software	7,271	7,234	5,871
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(3)	(133)	(5)
Total OEConnection LLC					7,231	5,738
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	5,000	4,904	4,675	(4)
	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	540	530	505	(4)
Total Olaplex, Inc.					5,434	5,180
Quikrete Holdings, Inc.	First Lien Term Loan, LIBOR+2.50% cash due 2/1/2027	3.49%	Construction Materials	2,280	2,106	2,109
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	4,350	4,307	4,046
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.57%	Aerospace & Defense	2,173	2,156	1,793	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	3.74%	Casinos & Gaming	6,483	6,461	5,262
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.78%	Footwear	8,376	8,362	6,575
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.95%	Health Care Services	9,800	9,732	8,232
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.94%	Industrial Machinery	2,973	2,943	2,587
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	6.49%	Diversified Support Services	4,844	4,771	3,633

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%	Personal Products	$7,980	$7,940	$7,262	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.20%	Application Software	4,913	4,566	3,960	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/2/2024	4.25%	Health Care Facilities	4,987	4,966	3,868	(4)
Thruline Marketing, Inc.	927 Class A Units in FS AVI Holdco, LLC		Advertising		949	449	(4)
Thunder Finco (US), LLC	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.24%	Movies & Entertainment	8,000	7,920	6,260
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	10,509	10,440	9,887	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	4,831	4,787	4,306	(4)
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.95%	Application Software	6,859	6,826	5,941	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	5.49%	Health Care Technology	4,133	4,099	3,926
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	4.24%	Data Processing & Outsourced Services	10,542	10,554	9,593	(4)
WideOpenWest Finance, LLC	First Lien Term Loan, LIBOR+3.25% cash due 8/18/2023	4.25%	Cable & Satellite	962	867	897
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.53%	Aerospace & Defense	6,000	5,953	4,120	(4)
				$337,016	$341,737	$299,572
__________________
(1) Represents the current interest rate as of March 31, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of March 31, 2020, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.99%, the 60-day LIBOR at 1.26%, the 90-day LIBOR at 1.45% and the 180-day LIBOR at 1.07%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2020 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of March 31, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

SLF JV I Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%	Diversified support services	$9,300	$9,256	$9,201
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,295	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	6,145	5,992	5,659	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	9,900	9,875	9,916
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	9,900	9,801	9,764
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	7,444	7,282	7,439
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	7,656	7,656	6,963
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%	Application software	4,615	4,534	4,530	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application software	—	(7)	(7)	(4)(5)
Total Apptio, Inc.					4,527	4,523

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.04%	Data processing & outsourced services	$9,875	$9,855	$9,858
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%	Systems software	7,609	7,518	7,336	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	7,406	7,376	6,855
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units				7,194	7,194	(4)
Total C5 Technology Holdings, LLC					7,194	7,194
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%	Application software	4,975	4,925	5,018
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	7,960	7,880	8,010	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	8,000	7,840	7,888	(4)
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	6,000	5,955	6,030
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%	Internet services & infrastructure	8,000	7,980	7,985
DigiCert, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%	Internet services & infrastructure	8,250	8,148	8,249	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	5,000	4,975	5,015
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.04%	Casinos & gaming	4,764	4,742	4,776
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,938	4,909	4,910
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunication services	6,473	6,400	6,471
Gentiva Health Services, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%	Healthcare services	7,920	7,801	7,974
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	7,860	7,801	7,644
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%	Interactive media & services	7,852	7,835	7,862
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	6,000	5,975	5,925	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	7,898	7,797	7,272
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	10,000	9,891	10,042
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%	Household products	8,000	7,972	7,610
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	4,187	4,119	2,676
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%	Internet services & infrastructure	4,524	4,443	4,438	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/15/2025		Internet services & infrastructure	—	(9)	(9)	(4)(5)
Total Mindbody, Inc.					4,434	4,429
Navicure, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 9/18/2026	6.13%	Healthcare technology	6,000	5,970	6,008
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.10%	Oil & gas equipment & services	1,422	1,422	1,422	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & gas equipment & services		—	1,268	(4)
Total New IPT, Inc.					1,422	2,690
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	6,895	6,868	6,792

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	$5,993	$5,961	$5,882
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	7,880	7,872	7,890
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	7,312	7,275	7,298
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(3)	(1)	(5)
Total OEConnection LLC					7,272	7,297
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,990	3,971	4,011
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%	Aerospace & defense	2,205	2,183	2,094	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	4.79%	Casinos & gaming	6,516	6,491	6,470
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	8,420	8,403	7,999
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	9,850	9,775	9,838
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%	Diversified support services	4,906	4,833	4,759
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	8,000	7,960	8,048
Thruline Marketing, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.10%	Advertising	1,854	1,851	1,854	(4)
	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Total Thruline Marketing, Inc.					2,939	2,512
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	5,000	5,000	5,175
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%	Application software	9,875	9,836	9,836	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	4,489	4,489	4,506
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%	Specialized REITs	6,401	6,221	6,256	(4)
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	4.79%	Pharmaceuticals	1,772	1,764	1,778
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%	Application software	6,894	6,856	6,534	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	10,835	10,849	10,894
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	6,000	5,949	5,974	(4)
				$340,960	$347,985	$345,032
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

As of March 31, 2020, the cost and fair value of our debt investments in the SLF JV I were $96.3 million and $92.2 million, respectively. Both the cost and fair value of our debt investment in the SLF JV I were $96.3 million as of September 30, 2019. We earned interest income of $2.1 million and $4.3 million on our investments in the SLF JV I Subordinated Notes for the three and six months ended March 31, 2020, respectively. We earned interest income of $2.3 million and $5.1 million on our investments in the SLF JV I Notes for the three and six months ended March 31, 2019, respectively. The SLF JV I Subordinated Notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $0.0 million, respectively, as of March 31, 2020, and $49.3 million and $30.1 million, respectively, as of September 30, 2019. We did not earn dividend income for the three and six months ended March 31, 2020 and 2019 with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2020 and September 30, 2019 and for the three and six months ended March 31, 2020 and 2019:

	March 31, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2020: $341,737; cost September 30, 2019: $347,985)	$299,572	$345,032
Cash and cash equivalents	14,039	3,674
Restricted cash	5,242	5,242
Other assets	10,783	6,912
Total assets	$329,636	$360,860

Senior credit facility payable	$193,910	$170,210
Debt securities payable at fair value (proceeds March 31, 2020: $110,000; proceeds September 30, 2019: $110,000)	105,339	110,000
Other liabilities	30,387	46,303
Total liabilities	329,636	326,513
Members' equity	—	34,347
Total liabilities and members' equity	$329,636	$360,860

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Selected Statements of Operations Information:
Interest income	$5,546	$5,551	$10,939	$10,989
Other income	291	80	297	89
Total investment income	5,837	5,631	11,236	11,078
Interest expense	4,493	4,709	9,134	9,863
Other expenses	64	276	131	326
Total expenses (1)	4,557	4,985	9,265	10,189
Net unrealized appreciation (depreciation)	(37,491)	4,576	(34,550)	1,120
Net realized gains (losses)	(615)	19	(1,767)	(4,986)
Net income (loss)	$(36,826)	$5,241	$(34,346)	$(2,977)
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
During the three and six months ended March 31, 2020 and 2019, we did not sell any debt investments to SLF JV I.
Discussion and Analysis of Results and Operations
Results of Operations
Net increase (decrease) in net assets resulting from operations includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends and fees and net expenses. Net realized gains (losses) is the difference between the proceeds received from dispositions of investment related assets and liabilities and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment related assets and liabilities carried at fair value during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of three and six months ended March 31, 2020 and March 31, 2019
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended March 31, 2020 and March 31, 2019 was $34.2 million and $38.2 million, respectively. For the three months ended March 31, 2020, this amount consisted of $31.8 million of interest income from portfolio investments (which included $1.9 million of PIK interest), $2.1 million of fee income and $0.3 million of dividend income. For the three months ended March 31, 2019, this amount consisted of $36.6 million of interest income from portfolio investments (which included $2.3 million of PIK interest), $1.1 million of fee income and $0.5 million of dividend income. The decrease of $4.1 million, or 10.7%, in our total investment income for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due primarily to a $4.7 million decrease in interest income, which was attributable to lower levels of OID accretion, primarily attributable to $4.3 million of OID accretion related to one of our investments during the three months ended March 31, 2019, and decreases in LIBOR on our floating rate investments.
Total investment income for the six months ended March 31, 2020 and March 31, 2019 was $65.1 million and $76.5 million, respectively. For the six months ended March 31, 2020, this amount consisted of $61.4 million of interest income from portfolio investments (which included $3.1 million of PIK interest), $3.1 million of fee income and $0.6 million of dividend income. For the six months ended March 31, 2019, this amount consisted of $73.2 million of interest income from portfolio investments (which included $3.1 million of PIK interest), $2.3 million of fee income and $1.0 million of dividend income. The decrease of $11.4 million, or 14.9%, in our total investment income for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, was due primarily to a $11.8 million decrease in interest income, which was attributable to lower levels of OID accretion, primarily the result of $9.9 million of OID accretion related to one of our investments during the six months ended March 31, 2019, and decreases in LIBOR on our floating rate investments.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended March 31, 2020 and March 31, 2019 were $11.3 million and $20.5 million, respectively. Net expenses decreased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by $9.2 million, or 44.8%, due primarily to a $7.7 million decrease in base management fees and incentive fees (net of fee waivers), which was attributable to a $6.6 million reversal of previously accrued Part II incentive fees as a result of unrealized depreciation on investments during the quarter and lower Part I incentive fees due to lower investment income, and a $1.8 million decrease in interest expense primarily driven by decreases to LIBOR, partially offset by a $0.2 million increase in professional fees.
Net expenses (expenses net of fee waivers) for the six months ended March 31, 2020 and March 31, 2019 were $34.5 million and $41.5 million, respectively. Net expenses decreased for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, by $7.0 million, or 17.0%, due primarily to a $2.4 million decrease in base management fees and incentive fees (net of fee waivers), which was attributable to a $1.7 million decrease in Part I incentive fees (net of waivers) due to a reversal of previously waived fees of $0.6 million in the prior period and lower investment income during the current period and a $0.4 million decrease in base management fees due to a decrease in the size of the investment portfolio at fair value, and a $4.1 million decrease in interest expense resulting from decreases to LIBOR during the period.
Net Investment Income
As a result of the $4.1 million decrease in total investment income and the $9.2 million decrease in net expenses, net investment income for the three months ended March 31, 2020 increased by $5.1 million, or 29.0%, compared to the three months ended March 31, 2019.
As a result of the $11.4 million decrease in total investment income and the $7.0 million decrease in net expenses, net investment income for the six months ended March 31, 2020 decreased by $4.3 million, or 12.4%, compared to the six months ended March 31, 2019.

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
During the three months ended March 31, 2020 and 2019, we recorded aggregate net realized gains (losses) of $(26.5) million and $25.2 million, respectively, primarily in connection with the exits or restructurings of various investments. During the six months ended March 31, 2020 and 2019, we recorded aggregate net realized gains (losses) of $(23.2) million and $43.2 million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2020 and 2019.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $(163.5) million and $21.5 million, respectively. For the three months ended March 31, 2020, this consisted of $(139.8) million of net unrealized depreciation on debt investments and $(54.4) million of net unrealized depreciation on equity investments, partially offset by $28.4 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts. The unrealized depreciation on debt and equity investments during the three months ended March 31, 2020 was largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies, including the impact of leverage at the SLF JV I.
For the three months ended March 31, 2019, this consisted of $22.3 million of net unrealized appreciation on equity investments, $3.6 million of net unrealized appreciation on debt investments and $0.8 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $(5.2) million of net unrealized depreciation related to exited investments (a portion of which results in a reclassification to realized gains).
During the six months ended March 31, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $(160.7) million and $14.5 million, respectively. For the six months ended March 31, 2020, this consisted of $(134.0) million of net unrealized depreciation on debt investments and $(50.0) million of net unrealized depreciation on equity investments, partially offset by $22.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.8 million of net unrealized appreciation of foreign currency forward contracts.
For the six months ended March 31, 2019, this consisted of $24.2 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $14.0 million of net unrealized appreciation on equity investments and $0.4 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $(24.1) million of net unrealized depreciation on debt investments.
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

Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of March 31, 2020, we had $704.8 million in senior securities and our asset coverage ratio was 205.9%. During the quarter, we increased our target debt to equity ratio from 0.70x to 0.85x to 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) as we plan to continue to opportunistically deploy capital into the markets.
For the six months ended March 31, 2020, we experienced a net increase in cash and cash equivalents of $74.1 million. During that period, we used $121.6 million of net cash from operating activities, primarily from funding $379.2 million of investments, a $21.0 million of net decrease in payables from unsettled transactions, partially offset by $251.5 million of principal payments and sale proceeds received and the cash activities related to $30.7 million of net investment income. During the same period, net cash provided by financing activities was $195.7 million, primarily consisting of $90.0 million of net borrowings under the Credit Facility (as defined below) and $136.2 million net incurrence of unsecured notes, partially offset by $25.8 million of cash distributions paid to our stockholders, $3.7 million of deferred financing costs paid and $1.0 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the six months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $0.3 million. During that period, we received $74.7 million of net cash from operating activities, primarily from $329.0 million of principal payments and sale proceeds received and the cash activities related to $35.0 million of net investment income, partially offset by funding $270.3 million of investments. During the same period, net cash used in financing activities was $75.1 million, primarily consisting of $183.8 million of net borrowings under the Credit Facility (as defined below), $228.8 million of repayments of unsecured notes, $0.7 million of repayments of secured borrowings, $26.1 million of cash distributions paid to our stockholders and $0.7 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
As of March 31, 2020, we had $89.5 million in cash and cash equivalents, portfolio investments (at fair value) of $1.4 billion, $6.2 million of interest, dividends and fees receivable, $295.2 of undrawn capacity on the Credit Facility (subject to borrowing base and other limitations), $34.0 million of net payables from unsettled transactions, $404.8 million of borrowings outstanding under our Credit Facility, $293.9 million of unsecured notes payable (net of unamortized financing costs and unaccreted discount) and unfunded commitments to portfolio companies of $91.6 million. As of March 31, 2020, we have analyzed cash and cash equivalents, availability under the Credit Facility, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
As of September 30, 2019, we had $15.4 million in cash and cash equivalents, portfolio investments (at fair value) of $1.4 billion, $11.2 million of interest, dividends and fees receivable, $385.2 of undrawn capacity on the Credit Facility (subject to borrowing base and other limitations), $55.0 million of net payables from unsettled transactions, $314.8 million of borrowings outstanding under our Credit Facility, $158.5 million of unsecured notes payable (net of unamortized financing costs) and unfunded commitments of $88.3 million.

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
November 19, 2018	December 17, 2018	December 28, 2018	0.095	13.0 million	87,429	0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
November 12, 2019	December 13, 2019	December 31, 2019	0.095	12.9 million	87,747	0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
 ______________

(1)	Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Credit Facility

As of March 31, 2020 and September 30, 2019, (i) the size of our senior secured revolving credit facility, or, as amended and restated, the Credit Facility, pursuant to a senior secured revolving credit agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $700 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility up to $1.02 billion), (ii) the period during which we may make drawings will expire on February 25, 2023 and the maturity date is February 25, 2024 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%), each depending on our senior debt coverage ratio.

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

The following table describes significant financial covenants, as of March 31, 2020, with which we must comply under the Credit Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2019 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$931 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.72:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	2.89:1
Minimum net worth	Net worth shall not be less than $600 million	$600 million	$887 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019. We were in compliance with all financial covenants under the Credit Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of March 31, 2020 and September 30, 2019, we had $404.8 million and $314.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $404.8 million and $314.8 million, respectively. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 3.806% and 4.688% for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020, we recorded interest expense (inclusive of fees) of $4.2 million and $8.2 million, respectively, related to the Credit Facility. For the three and six months ended March 31, 2019, we recorded interest expense (inclusive of fees) of $4.3 million and $7.5 million in the aggregate, related to the Credit Facility.
2025 Notes
On February 25, 2020, we issued $300.0 million in aggregate principal amount of our 3.500% notes due 2025, or the 2025 Notes, for net proceeds of $293.8 million after deducting OID of $2.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2025 Notes is amortized based on the effective interest method over the term of the notes.
For each of the three and six months ended March 31, 2020, we recorded interest expense of $1.1 million related to the 2025 Notes. As of March 31, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $293.9 million and $274.5 million, respectively.
2019 Notes
For the three and six months ended March 31, 2019, we recorded interest expense of $2.1 million and $5.1 million (inclusive of fees), respectively, related to our 4.875% unsecured notes due 2019, or the 2019 Notes. The 2019 Notes matured on March 1, 2019 and were fully repaid during the three months ended March 31, 2019. As of March 31, 2020 and September 30, 2019, there were no 2019 Notes outstanding.
2024 Notes
For the three and six months ended March 31, 2020, we recorded interest expense of $0.8 million and $1.9 million (inclusive of fees), respectively, related to our 5.875% unsecured notes due 2024, or the 2024 Notes. For the three and six months ended March 31, 2019, the Company recorded interest expense of $1.2 million and $2.3 million (inclusive of fees), respectively, related to the 2024 Notes.
On March 2, 2020, we redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during the three and six months ended March 31, 2020. As of March 31, 2020, there were no 2024 Notes outstanding. As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively.
2028 Notes
For the three and six months ended March 31, 2020, we recorded interest expense of $1.1 million and $2.5 million (inclusive of fees), respectively, related to our 6.125% unsecured notes due 2028, or the 2028 Notes. For the three and six months ended March 31, 2019, we recorded interest expense of $1.4 million and $2.7 million (inclusive of fees), respectively, related to the 2028 Notes.
On March 13, 2020, we redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during the three and six months ended March 31, 2020. As of March 31, 2020, there were no 2028 Notes outstanding. As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2020, our only off-balance sheet arrangements consisted of $91.6 million of unfunded commitments, which was comprised of $86.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2019, our only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of March 31, 2020 and September 30, 2019 is shown in the table below:

	March 31, 2020	September 30, 2019
Assembled Brands Capital LLC	$33,143	$35,182
WPEngine, Inc.	26,348	—
Dominion Diagnostics, LLC	5,887	—
Corrona, LLC	4,273	—
PaySimple, Inc.	3,985	12,250
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
MRI Software LLC	2,857	—
Accupac, Inc.	2,346	—
Acquia Inc.	2,240	—
New IPT, Inc.	2,229	2,229
Apptio, Inc.	1,538	1,538
Senior Loan Fund JV I, LLC	1,328	1,328
iCIMs, Inc.	882	882
Ministry Brands, LLC	425	800
Coyote Buyer, LLC	352	—
GKD Index Partners, LLC	231	1,156
P2 Upstream Acquisition Co.	—	9,000
Sorrento Therapeutics, Inc.	—	7,500
4 Over International, LLC	—	1,977
Mindbody, Inc.	—	3,048
Thruline Marketing, Inc.	—	3,000
TerSera Therapeutics, LLC	—	4,200
PLATO Learning Inc. (1)	—	746
Total	$91,564	$88,336
 ___________
(1) This investment was on cash non-accrual status as of March 31, 2020 and September 30, 2019.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Credit Facility, 2025 Notes, 2024 Notes and 2028 Notes:

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of March 31, 2020	Weighted average debt outstanding for the six months ended March 31, 2020	Maximum debt outstanding for the six months ended March 31, 2020
Credit Facility	$314,825	$404,825	$358,005	$424,825
2025 Notes	—	300,000	57,377	300,000
2024 Notes	75,000	—	63,115	75,000
2028 Notes	86,250	—	77,766	86,250
Total debt	$476,075	$704,825	$556,263

The following table reflects our contractual obligations arising from the Credit Facility and the 2025 Notes:

	Payments due by period as of March 31, 2020
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$404,825	$—	$—	$404,825	$—
Interest due on Credit Facility	44,622	11,429	22,859	10,334	—
2025 Notes	300,000	—	—	300,000	—
Interest due on 2025 Notes	51,551	10,500	21,000	20,051	—
Total	$800,998	$21,929	$43,859	$735,210	$—

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
Oaktree has voluntarily deferred the payment of Part I incentive fees earned during the three months ended March 31, 2020.
Recent Developments
Distribution Declaration
On April 30, 2020, our Board of Directors declared a quarterly distribution of $0.095 per share, payable in cash on June 30, 2020 to stockholders of record on June 15, 2020.
Investment Advisory Agreement

         On May 4, 2020, Oaktree effected the novation of the Investment Advisory Agreement to Oaktree Fund Advisors, LLC, a registered investment adviser under common control with Oaktree. Immediately following such novation, we and Oaktree Fund Advisors, LLC entered into a new investment advisory agreement with the same terms, including fee structure, as the Investment Advisory Agreement.
Investment Portfolio Activity
From April 1, 2020 to April 30, 2020, originations totaled $132 million with a weighted average yield of 10.6% and were primarily comprised of opportunistic purchases made in both the private and public markets. Of these new investment commitments, 50% were first lien loans, 5% were second lien loans and 45% were subordinated debt investments.
Liquidity
As of April 30, 2020, we had $68 million of cash and cash equivalents and $260 million of undrawn capacity on our credit facility (subject to borrowing base and other limitations). Unfunded investment commitments were $122 million as of April 30, 2020, with approximately $76 million that can be drawn immediately as the remaining amount is subject to certain milestones that must be met by portfolio companies.
Credit Facility Amendment
On May 6, 2020, we amended our revolving credit facility (i) to reduce the minimum shareholders' equity covenant from $700 million to $550 million, (ii) to increase the interest rate margin up to 2.75% on LIBOR loans or 1.75% on alternative base rate loans if our minimum shareholders' equity is below $700 million depending on our senior coverage ratio and (iii) to reduce the maximum size of the facility under the "accordion" feature to the greater of $800 million or our net worth on the date of such increase.

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
As of March 31, 2020, 90.6% of our debt investment portfolio (at fair value) and 90.9% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2020 and September 30, 2019 was as follows:

	March 31, 2020		September 30, 2019
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$489,126	41.1%	$489,464	41.6%
>0% and <1%	785	0.1%	—	—%
1%	699,954	58.8%	685,995	58.4%
Total Floating Rate Investments	$1,189,865	100.0%	$1,175,459	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$33,773	$(10,121)	$23,652
200	27,018	(8,097)	18,921
150	20,264	(6,072)	14,192
100	13,509	(4,048)	9,461
50	6,755	(2,024)	4,731

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
50	$(4,183)	$2,024	$(2,159)
100	(6,782)	3,333	(3,449)
150	(7,303)	3,333	(3,970)
200 (1)	(7,309)	3,333	(3,976)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$82,928	$—	$9,611	$—
Prime rate	1,221	—	48,036	14,000
LIBOR
30 day	718,343	404,825	686,880	300,825
60 day	9,000	—	9,000	—
90 day	423,728	—	402,603	—
180 day	167,265	—	20,967	—
EURIBOR
30 day	20,015	—	19,078	—
UK LIBOR
30 day	22,319	—	22,181	—
Fixed rate	135,797	300,000	185,809	161,250
Total	$1,580,616	$704,825	$1,404,165	$476,075

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the three and six months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.
Global economic, political and market conditions caused by the current public health crisis have (and in the future could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and has rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments in major jurisdictions, including the United States, the United Kingdom, France, Italy, South Korea and China, have placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores.  As such restrictions and closures have impacted supply chains, consumer demand and/or the operations of many business, uncertainty surrounding the full economic impact of the coronavirus pandemic has contributed to significant market volatility and disruption, which may have long-term effects on the U.S. and global financial markets and have caused (and may cause further) economic uncertainties or deterioration in the United States and worldwide.

Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions created by the coronavirus and related restrictions and closures could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have negatively impacted the fair value of the investments that we hold and could limit our investment originations (including as a result of the investment professionals of our investment adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow.  In addition, our success depends in substantial part on the management, skill and acumen of our investment adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

In addition, the restrictions and closures and related market conditions have resulted in certain of our portfolio companies halting or significantly curtailing operations and have negatively affected the supply chains of certain of our portfolio companies.  The financial results of middle-market companies, like those in which we invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for those companies. Further, adverse economic conditions have decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.

As a result of the COVID-19 pandemic and related government actions, certain of our portfolio companies are distressed, and we have opportunistically acquired the securities and obligations of distressed companies.  These and future investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

We have acquired, and may in the future acquire, the securities and other obligations of distressed or bankrupt companies, including opportunistic acquisitions during the COVID-19 pandemic. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, when we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.

We also are subject to significant uncertainty as to when and in what manner and for what value the distressed debt we acquire will eventually be satisfied whether through a refinancing, restructuring, liquidation, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

4.1
Fifth Supplemental Indenture, dated as of February 25, 2020, relating to the 3.500% Notes due 2025, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 25, 2020).

4.2	Form of 3.500% Notes due 2025 (included as Exhibit A to Exhibit 4.1 hereto).

10.1*	Investment Advisory Agreement, dated as of May 4, 2020, by and between the Company and Oaktree Fund Advisors, LLC.

10.2*
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among the Company, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder.

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
Date: May 6, 2020