Form 10-Q
period 2020-06-30
Oaktree Specialty Lending Corp
filed 2020-08-10
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of August 6, 2020.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2020 (unaudited)	September 30, 2019
ASSETS
Investments at fair value:
Control investments (cost June 30, 2020: $255,481; cost September 30, 2019: $224,255)	$200,799	$209,178
Affiliate investments (cost June 30, 2020: $8,367; cost September 30, 2019: $8,449)	7,249	9,170
Non-control/Non-affiliate investments (cost June 30, 2020: $1,432,729; cost September 30, 2019: $1,280,310)	1,353,105	1,219,694
Total investments at fair value (cost June 30, 2020: $1,696,577; cost September 30, 2019: $1,513,014)	1,561,153	1,438,042
Cash and cash equivalents	50,728	15,406
Interest, dividends and fees receivable	8,768	11,167
Due from portfolio companies	2,719	2,616
Receivables from unsettled transactions	14,106	4,586
Deferred financing costs	6,383	6,396
Deferred offering costs	67	—
Deferred tax asset, net	766	—
Derivative assets at fair value	870	490
Other assets	2,007	2,335
Total assets	$1,647,567	$1,481,038
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$903	$1,589
Base management fee and incentive fee payable	12,989	10,167
Due to affiliate	2,213	2,689
Interest payable	4,225	2,296
Payables from unsettled transactions	7,172	59,596
Deferred tax liability	—	704
Credit facility payable	466,825	314,825
Unsecured notes payable (net of $3,457 and $2,708 of unamortized financing costs as of June 30, 2020 and September 30, 2019, respectively)	294,177	158,542
Total liabilities	788,504	550,408
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of June 30, 2020 and September 30, 2019	1,409	1,409
Additional paid-in-capital	1,487,774	1,487,774
Accumulated overdistributed earnings	(630,120)	(558,553)
Total net assets (equivalent to $6.09 and $6.60 per common share as of June 30, 2020 and September 30, 2019, respectively) (Note 12)	859,063	930,630
Total liabilities and net assets	$1,647,567	$1,481,038

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Interest income:
Control investments	$2,558	$2,859	$7,502	$9,050
Affiliate investments	127	70	379	105
Non-control/Non-affiliate investments	27,406	29,850	80,214	93,248
Interest on cash and cash equivalents	21	131	320	605
Total interest income	30,112	32,910	88,415	103,008
PIK interest income:
Control investments	—	—	—	67
Non-control/Non-affiliate investments	2,183	1,198	5,290	4,243
Total PIK interest income	2,183	1,198	5,290	4,310
Fee income:
Control investments	13	6	27	19
Affiliate investments	5	5	15	14
Non-control/Non-affiliate investments	1,809	1,815	4,906	4,127
Total fee income	1,827	1,826	4,948	4,160
Dividend income:
Control investments	281	735	881	1,711
Total dividend income	281	735	881	1,711
Total investment income	34,403	36,669	99,534	113,189
Expenses:
Base management fee	5,988	5,548	16,890	16,847
Part I incentive fee	3,556	3,787	9,988	11,328
Part II incentive fee	—	607	(5,557)	10,597
Professional fees	545	721	1,854	2,186
Directors fees	143	143	428	428
Interest expense	6,406	7,592	20,156	25,466
Administrator expense	373	384	1,194	1,553
General and administrative expenses	622	645	1,934	1,981
Total expenses	17,633	19,427	46,887	70,386
Reversal of fees waived / (fees waived)	—	634	5,200	(8,831)
Net expenses	17,633	20,061	52,087	61,555
Net investment income	16,770	16,608	47,447	51,634
Unrealized appreciation (depreciation):
Control investments	13,790	3,419	(39,605)	1,467
Affiliate investments	(45)	—	(1,839)	(181)
Non-control/Non-affiliate investments	87,225	20,744	(19,018)	37,068
Secured borrowings	—	—	—	(95)
Foreign currency forward contracts	(398)	(768)	380	(367)
Net unrealized appreciation (depreciation)	100,572	23,395	(60,082)	37,892
Realized gains (losses):
Control investments	—	—	777	—
Non-control/Non-affiliate investments	2,821	(21,112)	(18,117)	21,548
Extinguishment of unsecured notes payable	—	—	(2,541)	—
Foreign currency forward contracts	—	1,268	(490)	1,783
Net realized gains (losses)	2,821	(19,844)	(20,371)	23,331
Provision for income tax (expense) benefit	68	(173)	1,613	(668)
Net realized and unrealized gains (losses), net of taxes	103,461	3,378	(78,840)	60,555
Net increase (decrease) in net assets resulting from operations	$120,231	$19,986	$(31,393)	$112,189
Net investment income per common share — basic and diluted	$0.12	$0.12	$0.34	$0.37
Earnings (loss) per common share — basic and diluted (Note 5)	$0.85	$0.14	$(0.22)	$0.80
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Operations:
Net investment income	$16,770	$16,608	$47,447	$51,634
Net unrealized appreciation (depreciation)	100,572	23,395	(60,082)	37,892
Net realized gains (losses)	2,821	(19,844)	(20,371)	23,331
Provision for income tax (expense) benefit	68	(173)	1,613	(668)
Net increase (decrease) in net assets resulting from operations	120,231	19,986	(31,393)	112,189
Stockholder transactions:
Distributions to stockholders	(13,392)	(13,392)	(40,174)	(40,174)
Net increase (decrease) in net assets from stockholder transactions	(13,392)	(13,392)	(40,174)	(40,174)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	390	332	1,377	1,028
Repurchases of common stock under dividend reinvestment plan	(390)	(332)	(1,377)	(1,028)
Net increase (decrease) in net assets from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	106,839	6,594	(71,567)	72,015
Net assets at beginning of period	752,224	923,456	930,630	858,035
Net assets at end of period	$859,063	$930,050	$859,063	$930,050
Net asset value per common share	$6.09	$6.60	$6.09	$6.60
Common shares outstanding at end of period	140,961	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(31,393)	$112,189
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	60,082	(37,892)
Net realized (gains) losses	20,371	(23,331)
PIK interest income	(5,290)	(4,310)
Accretion of original issue discount on investments	(8,378)	(15,942)
Accretion of original issue discount on unsecured notes payable	175	107
Amortization of deferred financing costs	1,565	2,008
Deferred taxes	(1,470)	297
Purchases of investments	(576,866)	(351,666)
Proceeds from the sales and repayments of investments	388,338	467,307
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	3,267	(622)
(Increase) decrease in due from portfolio companies	(103)	(493)
(Increase) decrease in receivables from unsettled transactions	(9,520)	26,756
(Increase) decrease in other assets	328	429
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(686)	(2,503)
Increase (decrease) in base management fee and incentive fee payable	2,822	1,764
Increase (decrease) in due to affiliate	(476)	157
Increase (decrease) in interest payable	1,929	(1,098)
Increase (decrease) in payables from unsettled transactions	(52,424)	(37,236)
Increase (decrease) in amounts payable to syndication partners	—	(109)
Net cash provided by (used in) operating activities	(207,729)	135,812
Financing activities:
Distributions paid in cash	(38,797)	(39,146)
Borrowings under credit facilities	286,000	241,825
Repayments of borrowings under credit facilities	(134,000)	(113,000)
Repayments of unsecured notes	(161,250)	(228,825)
Issuance of unsecured notes	297,459	—
Repayments of secured borrowings	—	(812)
Repurchases of common stock under dividend reinvestment plan	(1,377)	(1,028)
Deferred financing costs paid	(4,835)	(2,883)
Deferred offering costs paid	(67)	—
Net cash provided by (used in) financing activities	243,133	(143,869)
Effect of exchange rate changes on foreign currency	(82)	205
Net increase (decrease) in cash and cash equivalents and restricted cash	35,322	(7,852)
Cash and cash equivalents and restricted cash, beginning of period	15,406	13,489
Cash and cash equivalents and restricted cash, end of period	$50,728	$5,637
Supplemental information:
Cash paid for interest	$16,487	$24,557
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,377	$1,028

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(20)
34,984,460.37 Preferred Units				34,984	27,638	(20)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,730	27,730	27,730	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.00%		5,260	5,260	5,260	(6)(19)(20)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,626	7,667	(20)
				51,616	40,657
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2020			11,510	2,059	11,510	(11)(20)
100% equity interest				8,500	3,165	(11)(12)(20)
				10,559	14,675
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%		2,454	2,454	2,454	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.00%		1,009	1,009	1,009	(6)(19)(20)
50.087 Class A Common Units in New IPT Holdings, LLC				—	1,173	(20)
				3,463	4,636
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.02%		96,250	96,250	96,250	(6)(11)(20)
87.5% LLC equity interest				49,322	13,796	(11)(16)(19)
				145,572	110,046
Thruline Marketing, Inc.		Advertising
9,073 Class A Units in FS AVI Holdco, LLC				9,287	3,147	(20)
				9,287	3,147
Total Control Investments (23.4% of net assets)				$255,481	$200,799

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	7.00%		$5,504	$5,504	$4,344	(6)(19)(20)
1,609,201 Class A Units				764	1,094	(20)
1,019,168.80 Preferred Units, 6%				1,019	1,070	(20)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(20)
				7,287	6,508
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	741	(20)
				1,080	741
Total Affiliate Investments (0.8% of net assets)				$8,367	$7,249

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$5,707	$5,682	$5,387	(6)(20)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.00%		2,232	2,214	2,107	(6)(20)
				7,896	7,494
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	5.30%		19,332	19,079	16,408	(6)
				19,079	16,408

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 12.00% cash due 4/27/2023			$22,619	$22,619	$24,881	(11)(20)
First Lien Delayed Draw Term Loan, 12.00% cash due 4/27/2023			—	—	1,131	(11)(19)(20)
				22,619	26,012
Access CIG, LLC		Diversified Support Services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	7.92%		15,000	14,904	13,075	(6)
				14,904	13,075
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		12,518	12,316	12,312	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(38)	(39)	(6)(19)(20)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		1,564	1,539	1,538	(6)(20)
				13,817	13,811
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		20,950	20,577	20,216	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(41)	(78)	(6)(19)(20)
				20,536	20,138
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(20)
				5,165	—
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	13,245	(20)
				13,611	13,245
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.68%		21,468	21,003	19,590	(6)(11)
				21,003	19,590
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,654	26,223	(6)(11)(20)
				27,654	26,223
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		$15,782	15,396	16,492	(6)
				15,396	16,492
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(20)
				90	—
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		7,980	7,900	7,890	(6)
				7,900	7,890
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			13,524	13,254	13,025	(11)
				13,254	13,025
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Note A due 12/13/2023			14,800	18,191	19,368	(11)(20)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			14,800	18,191	18,425	(11)(20)
				36,382	37,793
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%		998	907	873	(6)(11)(20)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.75%		12,500	12,188	10,188	(6)(11)(20)
				13,095	11,061

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		$8,305	$8,261	$8,197	(6)(20)
				8,261	8,197
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		23,764	23,400	23,229	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(23)	(35)	(6)(19)(20)
				23,377	23,194
Ardonagh Midco 3 PLC		Insurance Brokers
Fixed Rate Bond, 11.50% cash due 1/15/2027			2,222	2,200	2,244	(11)
				2,200	2,244
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		2,561	2,127	1,883	(6)
				2,127	1,883
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	6.68%		21,274	21,235	21,221	(6)
				21,235	21,221
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			29,288	28,007	28,003	(11)(20)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(508)	(508)	(11)(19)(20)
266,052 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				915	915	(11)(20)
				28,414	28,410
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		22,943	22,412	21,359	(6)(11)(20)
				22,412	21,359
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.25%		26,250	26,040	24,117	(6)
				26,040	24,117
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.43%		13,810	13,699	13,119	(6)
				13,699	13,119
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class D Variable Notes due 3/9/2044	3.67%		12,556	10,471	11,239	(6)(11)(20)
Class E Variable Notes due 3/9/2044	3.67%		6,221	4,798	5,299	(6)(11)(20)
				15,269	16,538
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022			3,106	3,081	910	(6)(21)
				3,081	910
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		22,138	21,700	20,880	(6)(20)
				21,700	20,880
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,645
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		9,925	9,810	9,501	(6)
				20,482	20,146

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		$9,002	$8,912	$8,665	(6)
				8,912	8,665
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		27,961	27,277	26,406	(6)(11)
				27,277	26,406
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% PIK due 1/28/2025			31,599	31,599	27,687	(6)(20)
				31,599	27,687
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.18%		14,658	14,183	12,470	(6)
				14,183	12,470
Conviva Inc.		Application Software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	395	(20)
				105	395
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		10,326	10,161	10,145	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025			—	(32)	(64)	(6)(19)(20)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		305	276	273	(6)(19)(20)
1,099 Class A2 Common Units in Corrona Group Holdings, L.P.				1,038	1,038	(20)
				11,443	11,392
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		13,156	13,024	13,024	(6)(20)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025	7.35%		565	556	556	(6)(19)(20)
				13,580	13,580
Crown Point CLO 7 Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.30% cash due 10/20/2031	7.44%		2,745	1,977	2,127	(6)(11)
				1,977	2,127
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.44%		10,164	10,259	10,012	(6)
				10,259	10,012
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.43%		4,276	3,732	4,097	(6)
				3,732	4,097
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+4.00% cash due 2/6/2026	4.18%		6,286	6,184	6,140	(6)
				6,184	6,140
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.57%		12,000	11,880	10,440	(6)(20)
				11,880	10,440
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	9.00%		6,861	6,845	6,930	(6)(20)
				6,845	6,930
Elevation CLO 2017-6, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.60% cash due 7/15/2029	7.82%		500	394	402	(6)(11)
				394	402

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Elevation CLO 2018-9, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.30% cash due 7/15/2031	7.52%		$1,275	$797	$990	(6)(11)
				797	990
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	49	(20)
12,500 Class B Common Units				—	—	(20)
				488	49
ExamSoft Worldwide, Inc.		Application Software
180,707 Class C Units in ExamSoft Investor LLC				181	—	(20)
				181	—
Galaxy XXI CLO, Ltd.		Multi-Sector Holdings
Class ER Notes, LIBOR+5.25% cash due 4/20/2031	6.39%		862	615	730	(6)(11)
				615	730
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.31%		17,685	17,597	16,535	(6)(20)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.81%		10,000	9,924	9,100	(6)(20)
				27,521	25,635
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.00%		21,227	21,100	20,697	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.00%		924	915	893	(6)(19)(20)
				22,015	21,590
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		6,272	6,162	6,018	(6)
				6,162	6,018
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	4.68%		4,962	4,917	4,826	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.18%		20,000	19,927	18,300	(6)(20)
				24,844	23,126
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		4,803	2,572	3,142	(6)
				2,572	3,142
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%		6,825	6,579	6,458	(6)(11)
				6,579	6,458
I Drive Safely, LLC		Education Services
125,079 Class A Common Units of IDS Investments, LLC				1,000	200	(20)
				1,000	200
IBG Borrower LLC		Apparel, Accessories & Luxury Goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	7.31%		12,909	12,119	11,166	(6)(20)
				12,119	11,166
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		16,718	16,478	16,564	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(16)	(8)	(6)(19)(20)
				16,462	16,556
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(20)
				113	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
L Squared Capital Partners LLC		Multi-Sector Holdings
2.00% limited partnership interest				$860	$1,980	(11)(16)
				860	1,980
Lanai Holdings III, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022	5.75%		$12,982	12,825	11,668	(6)
				12,825	11,668
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.00% cash due 11/25/2020	6.00%		535	536	525	(6)(11)
				536	525
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(20)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.18%		39,600	39,100	36,630	(6)(20)
				39,100	36,630
LTI Holdings, Inc.		Electronic Components
First Lien Term Loan, LIBOR+4.75% cash due 7/24/2026	4.93%		1,799	1,505	1,547	(6)
First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.68%		18,128	14,972	15,503	(6)
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.93%		9,000	9,000	6,381	(6)
				25,477	23,431
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/1/2025	5.25%		11,790	11,672	11,702	(6)(20)
				11,672	11,702
Mauser Packaging Solutions Holding Company		Metal & Glass Containers
Fixed Rate Bond, 8.50% cash due 4/15/2024			11,378	11,268	11,961
				11,268	11,961
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	4.68%		28,896	28,073	25,357	(6)
				28,073	25,357
McAfee, LLC		Systems Software
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2025	9.50%		7,000	7,030	7,007	(6)
				7,030	7,007
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%		2,917	2,894	2,839	(6)(20)
				2,894	2,839
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		28,986	28,540	26,783	(6)(20)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025	9.07%		3,048	3,001	2,816	(6)(20)
				31,541	29,599
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.00%		575	566	568	(6)(19)(20)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		7,056	7,009	7,004	(6)(20)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		1,944	1,919	1,929	(6)(20)
				9,494	9,501

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Mountain View CLO XIV Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.71% cash due 4/15/2029	7.93%		$593	$368	$521	(6)(11)
				368	521
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%		13,944	13,816	13,421	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(6)	(39)	(6)(19)(20)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(48)	(6)(19)(20)
				13,797	13,334
NuStar Logistics, L.P.		Oil & Gas Refining & Marketing
Unsecured Delayed Draw Term Loan, 12.00% cash due 4/19/2023			35,821	33,560	40,523	(19)(20)
				33,560	40,523
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		35,278	34,629	33,867	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		3,834	3,765	3,681	(6)(20)
				38,394	37,548
OmniSYS Acquisition Corporation		Diversified Support Services
100,000 Common Units in OSYS Holdings, LLC				1,000	641	(20)
				1,000	641
Onvoy, LLC		Integrated Telecommunication Services
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	11.50%		16,750	16,750	14,915	(6)(20)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	—	(20)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(20)
				18,717	14,915
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	8.87%		2,312	1,647	1,931	(6)(11)
				1,647	1,931
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.69%		37,467	36,820	33,720	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	5.69%		11,431	11,209	10,211	(6)(19)(20)
				48,029	43,931
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				938	370	(11)(16)(19)
				938	370
PLATO Learning Inc.		Education Services
Unsecured Senior PIK Note, 8.50% PIK due 12/9/2021			3,033	2,434	—	(15)(20)
Unsecured Junior PIK Note, 10.00% PIK due 12/9/2021			14,636	10,227	—	(15)(20)
Unsecured Revolver, 5.00% cash due 12/9/2021			2,901	2,631	580	(20)(21)
126,127.80 Class A Common Units of Edmentum				126	—	(20)
				15,418	580
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		15,444	15,344	11,969	(20)
				15,344	11,969

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Project Boost Purchaser, LLC		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	3.68%		$6,948	$6,878	$6,646	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.18%		3,750	3,750	3,131	(6)(20)
				10,628	9,777
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(20)
				375	—
Refac Optical Group		Specialty Stores
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—	(20)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(20)
1,000 Series A-1 Preferred Stock in Refac Holdings, Inc., 10%				999	—	(20)
				1,305	—
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.57%		2,999	2,979	2,699	(6)(20)
				2,979	2,699
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			15,654	11,837	12,132	(20)
				11,837	12,132
Shackleton 2018-XII CLO, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+5.90% cash due 7/20/2031	7.04%		1,443	1,032	1,209	(6)(11)
				1,032	1,209
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(20)
				367	—
Sorrento Therapeutics, Inc.		Biotechnology
37,500 Shares of Common Stock				165	236	(11)
697,246 Common Stock Warrants (exercise price $3.28) expiration date 5/7/2029				776	3,263	(11)(20)
145,826 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	665	(11)(20)
500,000 Common Stock Warrants (exercise price $3.26) expiration date 6/6/2030				—	2,405	(11)(20)
				941	6,569
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.93%		10,222	8,884	9,051	(6)
				8,884	9,051
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%		3,860	3,098	3,416	(6)(11)
				3,098	3,416
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,456	10,450	(6)(20)
				12,456	10,450
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	7.68%		7,276	7,165	6,621	(6)
				7,165	6,621
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% cash due 3/30/2024	10.25%		29,663	29,193	29,371	(6)(20)
668,879 Common Units of TerSera Holdings LLC				1,961	3,204	(20)
				31,154	32,575

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.43%		$15,000	$14,925	$14,541	(6)
				14,925	14,541
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	525	(20)
				60	525
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.93%		6,948	6,843	6,322	(6)(20)
				6,843	6,322
Truck Hero, Inc.		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+8.25% cash due 4/21/2025	9.25%		21,500	21,191	18,813	(6)(20)
				21,191	18,813
Turbocombustor Technology, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 12/2/2020	5.50%		5,541	5,084	5,100	(6)
				5,084	5,100
U.S. Renal Care, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/26/2026	5.18%		1,124	928	1,085	(6)
				928	1,085
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.50%		31,723	31,916	29,483	(6)
				31,916	29,483
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.68%		24,562	24,442	23,822	(6)
Fixed Rate Bond, 9.75% cash due 8/15/2026			7,000	7,021	7,562
				31,463	31,384
Vertex Aerospace Services Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 6/29/2025	4.68%		10,194	10,157	10,051	(6)
				10,157	10,051
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				675	440	(20)
7,500 Class A Common Stock Units				75	—	(20)
				750	440
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		33,382	31,581	32,547	(6)(20)
				31,581	32,547
Windstream Services, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 8.63% cash due 10/31/2025			1,460	1,396	1,007	(11)(20)(21)
				1,396	1,007
WP CPP Holdings, LLC		Aerospace & Defense
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		15,000	14,889	11,325	(6)(20)
				14,889	11,325
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.63%		14,188	13,848	13,847	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(630)	(632)	(6)(19)(20)
				13,218	13,215
xMatters, Inc.		Application Software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	269	(20)
				709	269

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.07%		$1,960	$1,896	$1,666	(6)
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.32%		30,000	29,903	21,086	(6)(20)
				31,799	22,752
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.60%		£18,000	23,682	20,406	(6)(11)
				23,682	20,406
Total Non-Control/Non-Affiliate Investments (157.5% of net assets)				$1,432,729	$1,353,105
Total Portfolio Investments (181.7% of net assets)				$1,696,577	$1,561,153
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares				$47,871	$47,871
Other cash accounts				2,857	2,857
Total Cash and Cash Equivalents (5.9% of net assets)				$50,728	$50,728
Total Portfolio Investments and Cash and Cash Equivalents (187.6% of net assets)				$1,747,305	$1,611,881

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$20,537	£15,480	8/18/2020	JPMorgan Chase Bank, N.A.	$1,404
Foreign currency forward contract	$25,725	€23,348	8/31/2020	JPMorgan Chase Bank, N.A.	(534)
					$870

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(5)Each of the Company's investments is pledged as collateral under the Credit Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.18%, the 60-day LIBOR at 0.24%, the 90-day LIBOR at 0.31%, the 180-day LIBOR at 0.36%, the 360-day LIBOR at 0.57%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.10% and the 30-day EURIBOR at (0.48)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(7)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.
(8)Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)First Star Speir Aviation 1 Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with Accounting Standards Update ("ASU") 2013-08, the Company has deemed the holding company to be an investment company under accounting principles generally accepted in the United States ("GAAP") and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding company are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2020, qualifying assets represented 75.5% of the Company's total assets and non-qualifying assets represented 24.5% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of June 30, 2020, the accumulated PIK interest balance for each of the A notes and the B notes was $3.6 million. The fair value of this investment is inclusive of PIK.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)This investment was on PIK non-accrual status as of June 30, 2020. PIK non-accrual status is inclusive of other non-cash income, where applicable.
(16)This investment was valued using net asset value as a practical expedient for fair value. Consistent with Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), these investments are excluded from the hierarchical levels.
(17)Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(18)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(19)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2020
(dollar amounts in thousands)
(unaudited)

(20)As of June 30, 2020, these investments were categorized as Level 3 within the fair value hierarchy established by ASC 820.
(21)This investment was on cash non-accrual status as of June 30, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
					$490

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(5)With the exception of investments held by the Company’s wholly-owned subsidiaries that each formerly held a license from the SBA to operate as an SBIC, each of the Company's investments is pledged as collateral under the Credit Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06%, the PRIME at 5.00%, the 30-day UK LIBOR at 0.71% and the 30-day EURIBOR at (0.51)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(7)Principal includes accumulated PIK interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.
(8)Control Investments generally are defined by the Investment Company Act, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2019 for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)First Star Speir Aviation 1 Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding company to be an investment company under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding company are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, qualifying assets represented 75.0% of the Company's total assets and non-qualifying assets represented 25.0% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2019, the accumulated PIK interest balance for each of the A notes and the B notes was $1.8 million. The fair value of this investment is inclusive of PIK.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)On December 28, 2018, the mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of Senior Loan Fund JV I, LLC ("SLF JV I"), were redeemed and the Company purchased subordinated notes and LLC equity interests issued by SLF JV I. Prior to December 28, 2018, the mezzanine notes issued by SLF Repack Issuer 2016, LLC consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes.
(16)This investment was valued using net asset value as a practical expedient for fair value. Consistent with ASC 820, these investments are excluded from the hierarchical levels.
(17)Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(18)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(19)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(20)As of September 30, 2019, these investments were categorized as Level 3 within the fair value hierarchy established by ASC 820.
(21)This investment was on cash non-accrual status as of September 30, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2019
(dollar amounts in thousands)

(22)This investment was on PIK non-accrual status as of September 30, 2019. PIK non-accrual status is inclusive of other non-cash income, where applicable.
(23)Payments on this investment were past due as of September 30, 2019.

See notes to Consolidated Financial Statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Oaktree Specialty Lending Corporation (together with its consolidated subsidiaries, the "Company") is a specialty finance company that looks to provide customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. The Company was formed in late 2007 and operates as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company ("BDC") under the Investment Company Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
The Company's investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. The Company may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.
The Company is externally managed by Oaktree Fund Advisors, LLC (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree, as amended from time to time (the “Investment Advisory Agreement”). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator, as amended from time to time (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of June 30, 2020, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Mezzanine Partners IV, L.P., Fifth Street Mezzanine Partners V, L.P., FSMP IV GP, LLC, FSMP V GP, LLC, OCSL SRNE, LLC, OCSL AB Blocker, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
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
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree's valuation team in conjunction with Oaktree's portfolio management team and investment professionals responsible for each portfolio investment;
•Preliminary valuations are then reviewed and discussed with management of Oaktree;
•Separately, independent valuation firms engaged by the Board of Directors prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to Oaktree and the Audit Committee of the Board of Directors;
•Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;
•The Audit Committee makes a recommendation to the full Board of Directors regarding the fair value of the investments in the Company's portfolio; and
•The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of June 30, 2020 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset, net," "deferred tax liability," "credit facility payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fee Income
Oaktree or its affiliates may provide financial advisory services to portfolio companies and, in return, the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
Recent Accounting Pronouncements:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of June 30, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.
The SEC issued final rules that, among other things, amended the financial disclosure requirements of Regulation S-X for acquired and disposed businesses and the significance tests for a “significant subsidiary” as applicable to BDCs, and amended certain forms used by BDCs. The amendments are intended to assist BDCs in making more meaningful determinations as to whether a subsidiary or an acquired or disposed entity is significant and improve the financial disclosure requirements

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

applicable to acquisitions and dispositions of investment companies and BDCs. The Company early adopted the updated rules for the three months ended June 30, 2020 which did not result in any new significant subsidiaries being identified.
Note 3. Portfolio Investments
As of June 30, 2020, 181.7% of net assets at fair value, or $1.6 billion, was invested in 119 portfolio companies, including $110.0 million in subordinated notes and limited liability company ("LLC") equity interests of SLF JV I, a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, co-invest in senior secured loans of middle-market companies and other corporate debt securities. As of June 30, 2020, 5.9% of net assets at fair value, or $50.7 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2019, 154.5% of net assets at fair value, or $1.4 billion, was invested in 104 portfolio investments, including $126.3 million in subordinated notes and LLC equity interests of SLF JV I, and 1.7% of net assets at fair value, or $15.4 million, was invested in cash and cash equivalents. As of June 30, 2020, 80.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 13.4% consisted of subordinated debt investments, including the debt investment in SLF JV I. As of September 30, 2019, 78.6% of the Company's portfolio at fair value consisted of senior secured debt investments and 12.3% consisted of subordinated debt investments, including the debt investment in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2020, the Company recorded net realized gains (losses) of $2.8 million and $(20.4) million, respectively. During the three and nine months ended June 30, 2019, the Company recorded net realized gains (losses) of $(19.8) million and $23.3 million, respectively. During the three and nine months ended June 30, 2020, the Company recorded net unrealized appreciation (depreciation) of $100.6 million and $(60.1) million, respectively. During the three and nine months ended June 30, 2019, the Company recorded net unrealized appreciation (depreciation) of $23.4 million and $37.9 million, respectively.
The composition of the Company's investments as of June 30, 2020 and September 30, 2019 at cost and fair value was as follows:

	June 30, 2020		September 30, 2019
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,441,281	$1,375,572	$1,274,367	$1,212,174
Investments in equity securities	109,724	75,535	93,075	99,566
Debt investment in SLF JV I	96,250	96,250	96,250	96,250
Equity investment in SLF JV I	49,322	13,796	49,322	30,052
Total	$1,696,577	$1,561,153	$1,513,014	$1,438,042
The following table presents the composition of the Company's debt investments as of June 30, 2020 and September 30, 2019 at fixed rates and floating rates:

	June 30, 2020		September 30, 2019
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$202,489	13.76%	$132,965	10.16%
Floating rate debt securities, including the debt investment in SLF JV I	1,269,333	86.24	1,175,459	89.84
Total	$1,471,822	100.00%	$1,308,424	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of June 30, 2020 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$444,277	$819,129	$—	$1,263,406
Investments in debt securities (subordinated, including the debt investment in SLF JV I)	—	41,386	167,030	—	208,416
Investments in equity securities (preferred)	—	—	29,938	—	29,938
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	236	—	43,011	16,146	59,393
Total investments at fair value	236	485,663	1,059,108	16,146	1,561,153
Cash equivalents	47,871	—	—	—	47,871
Derivative assets	—	870	—	—	870
Total assets at fair value	$48,107	$486,533	$1,059,108	$16,146	$1,609,894
__________
(a)In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following table presents the financial instruments carried at fair value as of September 30, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$477,542	$653,334	$—	$1,130,876
Investments in debt securities (subordinated, including the debt investment in SLF JV I)	—	67,239	110,309	—	177,548
Investments in equity securities (preferred)	—	—	40,578	—	40,578
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	15,054	—	41,006	32,980	89,040
Total investments at fair value	15,054	544,781	845,227	32,980	1,438,042
Cash equivalents	9,611	—	—	—	9,611
Derivative assets	—	490	—	—	490
Total assets at fair value	$24,665	$545,271	$845,227	$32,980	$1,448,143
__________
(a)In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2020 to June 30, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2020	$720,110	$105,167	$31,367	$45,150	$901,794
Purchases	95,154	48,663	—	80	143,897
Sales and repayments	(23,010)	(93)	—	(2,889)	(25,992)
PIK interest income	1,316	—	—	—	1,316
Accretion of OID	1,524	473	—	—	1,997
Net unrealized appreciation (depreciation)	24,035	12,820	(1,429)	(1,805)	33,621
Net realized gains (losses)	—	—	—	2,475	2,475
Fair value as of June 30, 2020	$819,129	$167,030	$29,938	$43,011	$1,059,108
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2020	$24,794	$12,820	$(1,429)	$(127)	$36,058

The following table provides a roll-forward in the changes in fair value from March 31, 2019 to June 30, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of March 31, 2019	$736,955	$120,435	$5,013	$39,122	$901,525	$9,011
New investments	57,794	160	—	—	57,954	—
Sales and repayments	(90,758)	(230)	—	(332)	(91,320)	—
Transfers out (a)	(18,864)	—	—	—	(18,864)
PIK interest income	—	27	—	—	27	—
Accretion of OID	2,521	298	—	—	2,819	—
Net unrealized appreciation (depreciation)	20,179	243	503	1,475	22,400	—
Net realized gains (losses)	(22,541)	—	—	332	(22,209)	—
Fair value as of June 30, 2019	$685,286	$120,933	$5,516	$40,597	$852,332	$9,011
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2019	$(749)	$243	$503	$1,475	$1,472	$—
__________
(a) There was a transfer out of Level 3 to Level 2 for one investment during the three months ended June 30, 2019 as a result of an increased number of market quotes available and/or increased market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to June 30, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227
Purchases	334,339	49,728	—	1,408	385,475
Sales and repayments	(177,958)	(3,956)	(1,388)	(9,463)	(192,765)
Transfers in (a)(b)	67,939	5,113	—	18,625	91,677
Transfers out (a)(b)	(33,625)	—	—	—	(33,625)
PIK interest income	4,276	—	—	—	4,276
Accretion of OID	5,089	1,090	—	—	6,179
Net unrealized appreciation (depreciation)	(5,362)	19,088	(9,747)	(15,655)	(11,676)
Net realized gains (losses)	(28,903)	(14,342)	495	7,090	(35,660)
Fair value as of June 30, 2020	$819,129	$167,030	$29,938	$43,011	$1,059,108
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2020	$(33,050)	$7,698	$(9,145)	$(13,658)	$(48,155)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There was one transfer from senior secured debt to common equity and warrants during the nine months ended June 30, 2020 as a result of an investment restructuring, in which $46.5 million of senior secured debt was exchanged for new senior secured debt of $27.9 million and common equity of $18.6 million.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to June 30, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
New investments	214,513	2,664	—	2,514	219,691	—
Sales and repayments	(225,549)	(16,368)	—	(31,618)	(273,535)	(812)
Transfers in (a)	3,222	—	—	—	3,222	—
Transfers out (b)	—	(33,150)	—	(12,073)	(45,223)	—
PIK interest income	1,702	149	—	—	1,851	—
Accretion of OID	14,601	961	—	—	15,562	—
Net unrealized appreciation (depreciation)	43,446	7,818	1,093	(2,915)	49,442	95
Net realized gains (losses)	(5,620)	—	(495)	23,555	17,440	—
Fair value as of June 30, 2019	$685,286	$120,933	$5,516	$40,597	$852,332	$9,011
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2019	$(16,905)	$7,820	$598	$10,208	$1,721	$95
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of June 30, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$423,078	Market Yield	Market Yield	(b)	6.5%	-	45.0%	13.4%
	51,368	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	7.0x	6.2x
	11,510	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	27,495	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	305,678	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	69,193	Market Yield	Market Yield	(b)	5.0%	-	13.0%	8.8%
	1,587	Enterprise Value	EBITDA Multiple	(c)	8.6x	-	9.6x	9.1x
SLF JV I Debt Investment	96,250	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	19,945	Enterprise Value	Revenue Multiple	(c)	0.4x	-	7.0x	2.6x
	48,924	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	15.0x	6.4x
	3,165	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	915	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$1,059,108
__________
(a)Weighted averages are calculated based on fair value of investments.
(b)Used when market participants would take into account market yield when pricing the investment.
(c)Used when market participants would use such multiples when pricing the investment.
(d)Used when there is an observable transaction or pending event for the investment.
(e)The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.
(f)The Company determined the value of its subordinated notes of SLF JV I based on the total assets less the total liabilities senior to the subordinated notes held at SLF JV I in an amount not exceeding par under the EV technique.
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$314,026	Market Yield	Market Yield	(b)	6.7%	-	18.0%	11.2%
	17,452	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	6.0x	5.0x
	11,510	Enterprise Value	Asset Multiple	(c)	0.9x		1.1x	1.0x
	3,750	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	306,596	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	11,353	Market Yield	Market Yield	(b)	13.0%	-	15.0%	14.0%
	2,706	Enterprise Value	EBITDA Multiple	(c)	6.5x	-	8.5x	7.5x
SLF JV I Debt Investment	96,250	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	4,004	Enterprise Value	Revenue Multiple	(c)	0.8x	-	8.9x	3.3x
	72,950	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	17.0x	6.9x
	4,630	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
Total	$845,227
__________
(a)Weighted averages are calculated based on fair value of investments.
(b)Used when market participants would take into account market yield when pricing the investment.
(c)Used when market participants would use such multiples when pricing the investment.
(d)Used when there is an observable transaction or pending event for the investment.
(e)The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.
(f)The Company determined the value of its subordinated notes of SLF JV I based on the total assets less the total liabilities senior to the subordinated notes held at SLF JV I in an amount not exceeding par under the EV technique.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$466,825	$466,825	$—	$—	$466,825
Unsecured notes payable (net of unamortized financing costs and unaccreted discount)	294,177	293,295	—	293,295	—
Total	$761,002	$760,120	$—	$293,295	$466,825
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
The principal value of the credit facility payable approximates fair value due to its variable interest rate and is included in Level 3 of the hierarchy. As of June 30, 2020, unsecured notes payable included the 3.500% unsecured notes due 2025 ("2025 Notes"). The Company used market quotes as of the valuation date to estimate the fair value of the 2025 Notes, which are included in Level 2 of the hierarchy. As of September 30, 2019, unsecured notes payable included the 5.875% unsecured notes due 2024 ("2024 Notes") and the 6.125% unsecured notes due 2028 ("2028 Notes"). The Company used the unadjusted quoted price as of the valuation date to calculate the fair value of the 2024 Notes and the 2028 Notes. Although these securities were publicly traded, the market was relatively inactive, and accordingly, these securities were included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,323,950	78.03%	$1,170,258	77.35%
Subordinated debt	117,331	6.92%	104,109	6.88%
Debt investment in SLF JV I	96,250	5.67%	96,250	6.36%
Common equity and warrants	70,174	4.14%	52,630	3.48%
LLC equity interests of SLF JV I	49,322	2.91%	49,322	3.26%
Preferred equity	39,550	2.33%	40,445	2.67%
Total	$1,696,577	100.00%	$1,513,014	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,263,406	80.93%	147.08%	$1,130,876	78.64%	121.51%
Subordinated debt	112,166	7.18%	13.06%	81,298	5.65%	8.74%
Debt investment in SLF JV I	96,250	6.17%	11.20%	96,250	6.69%	10.34%
Common equity and warrants	45,597	2.92%	5.31%	58,988	4.10%	6.34%
Preferred equity	29,938	1.92%	3.48%	40,578	2.82%	4.36%
LLC equity interests of SLF JV I	13,796	0.88%	1.61%	30,052	2.10%	3.23%
Total	$1,561,153	100.00%	181.74%	$1,438,042	100.00%	154.52%

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

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Northeast	$507,485	29.91%	$394,130	26.05%
West	358,213	21.11%	377,810	24.97%
Midwest	298,100	17.57%	322,651	21.33%
International	220,137	12.98%	171,129	11.31%
Southeast	132,095	7.79%	131,522	8.69%
Southwest	99,992	5.89%	66,781	4.41%
South	45,298	2.67%	13,798	0.91%
Northwest	35,257	2.08%	35,193	2.33%
Total	$1,696,577	100.00%	$1,513,014	100.00%

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$445,350	28.53%	51.85%	$358,328	24.93%	38.50%
West	344,807	22.09%	40.14%	350,660	24.38%	37.68%
Midwest	252,461	16.17%	29.39%	297,433	20.68%	31.97%
International	218,794	14.01%	25.47%	175,687	12.22%	18.88%
Southeast	120,311	7.71%	14.00%	125,306	8.71%	13.46%
Southwest	104,990	6.73%	12.22%	82,395	5.73%	8.85%
South	40,806	2.61%	4.75%	13,416	0.93%	1.44%
Northwest	33,634	2.15%	3.92%	34,817	2.42%	3.74%
Total	$1,561,153	100.00%	181.74%	$1,438,042	100.00%	154.52%

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2020 and September 30, 2019:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$192,108	11.34%	$132,051	8.73%
Multi-Sector Holdings (1)	153,262	9.03	146,436	9.67
Data Processing & Outsourced Services	109,053	6.43	97,759	6.46
Pharmaceuticals	99,595	5.87	59,294	3.92
Biotechnology	79,514	4.69	82,109	5.43
Health Care Services	71,229	4.20	100,173	6.62
Oil & Gas Refining & Marketing	62,954	3.71	30,378	2.01
Specialized Finance	52,984	3.12	53,227	3.52
Personal Products	52,211	3.08	—	—
Property & Casualty Insurance	49,308	2.91	73,076	4.83
Specialty Chemicals	45,379	2.67	31,788	2.10
Movies & Entertainment	44,676	2.63	18,858	1.25
Real Estate Services	39,100	2.30	39,332	2.60
Oil & Gas Storage & Transportation	34,171	2.01	11,603	0.77
Auto Parts & Equipment	33,647	1.98	42,641	2.82
Aerospace & Defense	33,109	1.95	33,665	2.23
Internet Services & Infrastructure	31,541	1.86	32,563	2.15
Health Care Technology	31,463	1.85	51,044	3.37
Research & Consulting Services	31,028	1.83	34,734	2.30
Managed Health Care	27,521	1.62	27,645	1.83
Alternative Carriers	27,277	1.61	29,400	1.94
Electronic Components	25,477	1.50	—	—
Education Services	22,997	1.36	15,672	1.04
Advertising	22,898	1.35	42,405	2.80
Airport Services	22,412	1.32	—	—
Independent Power Producers & Energy Traders	21,700	1.28	—	—
Electrical Components & Equipment	21,003	1.24	21,210	1.40
Systems Software	20,729	1.22	31,716	2.10
Integrated Telecommunication Services	20,113	1.19	33,741	2.23
General Merchandise Stores	19,079	1.12	18,946	1.25
Diversified Support Services	18,798	1.11	18,805	1.24
Apparel, Accessories & Luxury Goods	17,284	1.02	18,192	1.20
Hotels, Resorts & Cruise Lines	15,396	0.91	—	—
Industrial Machinery	15,344	0.90	17,055	1.13
Diversified Real Estate Activities	15,269	0.90	—	—
IT Consulting & Other Services	14,933	0.88	14,975	0.99
Construction & Engineering	13,254	0.78	23,443	1.55
Health Care Distributors	12,825	0.76	22,561	1.49
Metal & Glass Containers	11,268	0.66	—	—
Airlines	10,559	0.62	10,640	0.70
Trading Companies & Distributors	10,259	0.60	10,357	0.68
Restaurants	10,246	0.60	3,097	0.20
Commercial Printing	7,896	0.47	6,002	0.40
Food Retail	6,845	0.40	14,473	0.96
Distributors	3,732	0.22	—	—
Oil & Gas Equipment & Services	3,463	0.20	12,165	0.80
Health Care Facilities	3,098	0.18	—	—
Insurance Brokers	2,200	0.13	—	—
Construction Materials	2,127	0.13	—	—
Leisure Facilities	1,887	0.11	1,887	0.12
Specialty Stores	1,305	0.08	1,305	0.09
Thrifts & Mortgage Finance	938	0.06	1,217	0.08
Other Diversified Financial Services	113	0.01	113	0.01
Interactive Media & Services	—	—	21,805	1.44
Specialized REITs	—	—	8,264	0.55
Household Appliances	—	—	7,837	0.52
Environmental & Facilities Services	—	—	5,940	0.39
Human Resource & Employment Services	—	—	830	0.05
Department Stores	—	—	585	0.04
Total	$1,696,577	100.00%	$1,513,014	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$184,938	11.86%	21.52%	$129,577	9.00%	13.94%
Multi-Sector Holdings (1)	119,936	7.68	13.96	128,539	8.94	13.81
Pharmaceuticals	99,865	6.40	11.62	60,057	4.18	6.45
Data Processing & Outsourced Services	95,686	6.13	11.14	98,267	6.83	10.56
Biotechnology	89,966	5.76	10.47	85,719	5.96	9.21
Oil & Gas Refining & Marketing	69,334	4.44	8.07	31,597	2.20	3.40
Health Care Services	59,893	3.84	6.97	58,391	4.06	6.27
Personal Products	51,359	3.29	5.98	—	—	—
Specialized Finance	48,504	3.11	5.65	51,485	3.58	5.53
Property & Casualty Insurance	46,578	2.98	5.42	74,148	5.16	7.97
Movies & Entertainment	43,608	2.79	5.08	18,613	1.29	2.00
Real Estate Services	36,630	2.35	4.26	39,501	2.75	4.24
Specialty Chemicals	36,332	2.33	4.23	23,514	1.64	2.53
Health Care Technology	31,384	2.01	3.65	52,275	3.64	5.62
Oil & Gas Storage & Transportation	30,829	1.97	3.59	11,926	0.83	1.28
Internet Services & Infrastructure	29,599	1.90	3.45	32,565	2.26	3.50
Research & Consulting Services	29,266	1.87	3.41	37,336	2.60	4.01
Auto Parts & Equipment	29,263	1.87	3.41	40,484	2.82	4.35
Aerospace & Defense	29,175	1.87	3.40	33,738	2.35	3.63
Alternative Carriers	26,406	1.69	3.07	29,580	2.06	3.18
Managed Health Care	25,635	1.64	2.98	27,775	1.93	2.98
Electronic Components	23,431	1.50	2.73	—	—	—
Airport Services	21,359	1.37	2.49	—	—	—
Independent Power Producers & Energy Traders	20,880	1.34	2.43	—	—	—
Systems Software	20,126	1.29	2.34	31,504	2.19	3.39
Electrical Components & Equipment	19,590	1.25	2.28	20,032	1.39	2.15
Diversified Support Services	16,555	1.06	1.93	18,624	1.30	2.00
Diversified Real Estate Activities	16,538	1.06	1.93	—	—	—
Hotels, Resorts & Cruise Lines	16,492	1.06	1.92	—	—	—
General Merchandise Stores	16,408	1.05	1.91	16,934	1.18	1.82
Advertising	16,392	1.05	1.91	37,261	2.59	4.00
Integrated Telecommunication Services	15,922	1.02	1.85	28,876	2.01	3.10
Airlines	14,675	0.94	1.71	16,140	1.12	1.73
Construction & Engineering	13,025	0.83	1.52	23,982	1.67	2.58
IT Consulting & Other Services	12,910	0.83	1.50	13,792	0.96	1.48
Industrial Machinery	11,969	0.77	1.39	16,848	1.17	1.81
Metal & Glass Containers	11,961	0.77	1.39	—	—	—
Health Care Distributors	11,668	0.75	1.36	21,962	1.53	2.36
Apparel, Accessories & Luxury Goods	11,166	0.72	1.30	13,286	0.92	1.43
Trading Companies & Distributors	10,012	0.64	1.17	10,370	0.72	1.11
Restaurants	7,531	0.48	0.88	2,800	0.19	0.30
Commercial Printing	7,494	0.48	0.87	5,900	0.41	0.63
Education Services	7,238	0.46	0.84	16	—	—
Food Retail	6,930	0.44	0.81	14,903	1.04	1.60
Oil & Gas Equipment & Services	4,636	0.30	0.54	13,652	0.95	1.47
Distributors	4,097	0.26	0.48	—	—	—
Health Care Facilities	3,416	0.22	0.40	—	—	—
Insurance Brokers	2,244	0.14	0.26	—	—	—
Construction Materials	1,883	0.12	0.22	—	—	—
Thrifts & Mortgage Finance	370	0.02	0.04	691	0.05	0.07
Leisure Facilities	49	—	0.01	4,809	0.33	0.52
Interactive Media & Services	—	—	—	22,500	1.56	2.42
Leisure Products	—	—	—	15,054	1.05	1.62
Specialized REITs	—	—	—	8,213	0.57	0.88
Household Appliances	—	—	—	7,614	0.53	0.82
Environmental & Facilities Services	—	—	—	5,937	0.41	0.64
Human Resource & Employment Services	—	—	—	775	0.05	0.08
Department Stores	—	—	—	480	0.03	0.05
Total	$1,561,153	100.00%	181.74%	$1,438,042	100.00%	154.52%
___________________

(1)This industry includes the Company's investments in SLF JV I, collateral loan obligations and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2020 and September 30, 2019, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. On December 28, 2018, the Company and Kemper directed the redemption of their holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of the Company and Kemper, based upon their respective holdings of mezzanine notes. Upon such distribution, the Company and Kemper each then directed that a portion of their respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I (the "SLF JV 1 Subordinated Notes") and the mezzanine notes issued by SLF Repack Issuer 2016, LLC (the "SLF Repack Notes") collectively are referred to as the SLF JV I Notes. Prior to the redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2020 and September 30, 2019, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $250.0 million of borrowings (subject to borrowing base and other limitations) as of June 30, 2020 and September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2020, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of June 30, 2020, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $173.9 million and $170.2 million of borrowings were outstanding as of June 30, 2020 and September 30, 2019, respectively.
On July 10, 2020, SLF JV I amended the Deutsche Bank I Facility to (a) establish a waiver period beginning on July 10, 2020 and ending 180 days thereafter (the “Waiver Period”), during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic and (b) modify the minimum utilization percentage from 75% to 50% until 90 days after the end of the Waiver Period.
As of June 30, 2020 and September 30, 2019, SLF JV I had total assets of $315.4 million and $360.9 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 53 and 51 portfolio companies, as of June 30, 2020 and September 30, 2019, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of June 30, 2020, the Company's investment in SLF JV I consisted of LLC equity interests and Subordinated Notes of $110.0 million, at fair value. As of September 30, 2019, the Company's investment in SLF JV I consisted of LLC equity interests and Subordinated Notes of $126.3 million, at fair value.
As of each of June 30, 2020 and September 30, 2019, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of June 30, 2020 and September 30, 2019, the Company and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

June 30, 2020 and September 30, 2019, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Senior secured loans (1)	$306,759	$340,960
Weighted average interest rate on senior secured loans (2)	5.43%	6.57%
Number of borrowers in SLF JV I	53	51
Largest exposure to a single borrower (1)	$10,515	$10,835
Total of five largest loan exposures to borrowers (1)	$49,198	$50,510
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of June 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.92%	Diversified Support Services	$9,229	$9,192	$8,816
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,353	(4)
AI Convoy (Luxembourg) S.À.R.L.	First Lien Term Loan, LIBOR+3.50% cash due 1/18/2027	4.65%	Aerospace & Defense	5,647	5,619	5,414
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.68%	Electrical Components & Equipment	6,064	5,933	5,534	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,059	2,984	3,197	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.18%	Integrated Telecommunication Services	4,655	4,453	4,494
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%	Pharmaceuticals	9,879	9,603	9,237
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	7,980	7,900	6,983	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,835	2,317	1,003	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,546	4,512	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(6)	(9)	(4)(5)
Total Apptio, Inc.					4,540	4,503
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,484	6,334	6,036	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.18%	Data Processing & Outsourced Services	9,800	9,783	9,073
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.43%	Systems Software	7,552	7,466	7,174	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.19%	Oil & Gas Equipment & Services	7,350	7,324	5,053
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	4,000	3,800	3,840
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,202	7,130	6,932	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	4.26%	Advertising	331	289	302
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,456	7,274	7,041	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%	Biotechnology	5,955	5,910	5,851
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.18%	Internet Services & Infrastructure	7,980	7,960	7,744
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.43%	Distributors	945	903	906	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 4/17/2026	4.06%	Application Software	4,963	4,938	4,830
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,500	7,425	7,371
Frontier Communications Corporation	First Lien Term Loan, PRIME+2.75% cash due 6/15/2024	6.00%	Integrated Telecommunication Services	3,939	3,901	3,853
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,801	7,750	7,479

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.18%	Research & Consulting Services	$6,000	$5,978	$5,490	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%	Systems Software	3,980	3,940	3,852
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,539	3,565
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2021	6.50%	Alternative Carriers	971	798	1,006	(5)
Total Intelsat Jackson Holdings S.A.					4,337	4,571
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	8,000	7,978	7,645
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,529	4,459	4,185	(4)
	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025	9.07%	Internet Services & Infrastructure	476	469	440	(4)
Total Mindbody, Inc.					4,928	4,625
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	3,716	3,682	3,577	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(2)	(10)	(4)(5)
	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(13)	(4)(5)
Total MRI Software LLC					3,677	3,554
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.18%	Health Care Technology	5,985	5,955	5,761
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	1,072	1,072	1,072	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	512	(4)
Total New IPT, Inc.					1,072	1,584
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.57%	Electrical Components & Equipment	6,843	6,819	6,329
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 6/5/2027	5.67%	Integrated Telecommunication Services	2,406	2,316	2,394
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,946	5,922	5,832
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.07%	Application Software	7,253	7,216	6,890
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(3)	(35)	(5)
Total OEConnection LLC					7,213	6,855
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	4,969	4,877	4,770	(4)
	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	540	530	518	(4)
Total Olaplex, Inc.					5,407	5,288
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	6,000	5,910	5,904
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	4,339	4,296	4,241
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.57%	Aerospace & Defense	2,142	2,127	1,928	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.00%	Footwear	8,354	8,341	5,555
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,775	9,711	9,237
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.68%	Diversified Support Services	4,809	4,736	3,558
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	3,728	3,534	3,423
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%	Personal Products	7,960	7,920	7,650

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.93%	Application Software	$4,901	$4,571	$4,339	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,974	4,954	4,402	(4)
Thruline Marketing, Inc.	927 Class A Units in FS AVI Holdco, LLC		Advertising		949	322	(4)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	8,005	7,947	7,718
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	4,819	4,777	4,622
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.50%	Application Software	6,841	6,812	6,358	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.68%	Health Care Technology	4,122	4,090	3,998	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.56%	Data Processing & Outsourced Services	10,515	10,525	10,068
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,955	4,530	(4)
				$306,759	$312,009	$291,335
__________
(1) Represents the interest rate as of June 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of June 30, 2020, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.18%, the 60-day LIBOR at 0.24%, the 90-day LIBOR at 0.31%, the 180-day LIBOR at 0.36% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of June 30, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of June 30, 2020.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of June 30, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

Both the cost and fair value of the Company's debt investment in SLF JV I were $96.3 million as of each of June 30, 2020 and September 30, 2019. The Company earned interest income of $2.0 million and $6.3 million on its debt investment in the SLF JV I for the three and nine months ended June 30, 2020, respectively. The Company earned interest income of $2.3 million and $7.4 million on its investments in the SLF JV I Notes for the three and nine months ended June 30, 2019, respectively. The Company's debt investment in SLF JV I bears interest at a rate of one-month LIBOR plus 7.0% per annum and matures on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $13.8 million, respectively, as of June 30, 2020, and $49.3 million and $30.1 million, respectively, as of September 30, 2019. The Company did not earn dividend income for the three and nine months ended June 30, 2020 and 2019, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2020 and September 30, 2019 and for the three and nine months ended June 30, 2020 and 2019:

	June 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2020: $312,009; cost September 30, 2019: $347,985)	$291,335	$345,032
Cash and cash equivalents	10,112	3,674
Restricted cash	4,038	5,242
Other assets	9,888	6,912
Total assets	$315,373	$360,860

Senior credit facility payable	$173,910	$170,210
Debt securities payable at fair value (proceeds June 30, 2020: $110,000; proceeds September 30, 2019: $110,000)	110,000	110,000
Other liabilities	15,623	46,303
Total liabilities	$299,533	$326,513
Members' equity	15,840	34,347
Total liabilities and members' equity	$315,373	$360,860

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Selected Statements of Operations Information:
Interest income	$4,419	$5,864	$15,358	$16,853
Other income	—	—	297	89
Total investment income	4,419	5,864	15,655	16,942
Interest expense	4,076	4,999	13,210	14,862
Other expenses	47	26	178	352
Total expenses (1)	4,123	5,025	13,388	15,214
Net unrealized appreciation (depreciation)	16,829	(370)	(17,721)	750
Net realized gains (losses)	(1,285)	111	(3,052)	(4,875)
Net income (loss)	$15,840	$580	$(18,506)	$(2,397)
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
During the nine months ended June 30, 2020 and 2019, the Company did not sell any debt investments to SLF JV I.

Note 4. Fee Income
For the three and nine months ended June 30, 2020, the Company recorded total fee income of $1.8 million and $4.9 million, respectively, of which $0.2 million and $0.5 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2019, the Company recorded total fee income of $1.8 million and $4.2 million, respectively, of which $0.1 million and $0.4 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2020 and 2019:

(Share amounts in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$120,231	$19,986	$(31,393)	$112,189
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961	140,961
Earnings (loss) per common share — basic and diluted	$0.85	$0.14	$(0.22)	$0.80

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2020:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	—	—	7,836	7,836
Net unrealized appreciation (depreciation)	—	—	—	2,879	2,879
Net realized gains (losses)	—	—	—	3,288	3,288
Provision for income tax (expense) benefit	—	—	—	(160)	(160)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	88	1	480	—	481
Repurchases of common stock under dividend reinvestment plan	(88)	(1)	(480)	—	(481)
Balance at December 31, 2019	140,961	$1,409	$1,487,774	$(558,101)	$931,082
Net investment income	—	$—	$—	$22,841	$22,841
Net unrealized appreciation (depreciation)	—	—	—	(163,533)	(163,533)
Net realized gains (losses)	—	—	—	(26,480)	(26,480)
Provision for income tax (expense) benefit	—	—	—	1,705	1,705
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	158	2	504	—	506
Repurchases of common stock under dividend reinvestment plan	(158)	(2)	(504)	—	(506)
Balance at March 31, 2020	140,961	$1,409	$1,487,774	$(736,959)	$752,224
Net investment income	—	$—	$—	$16,770	$16,770
Net unrealized appreciation (depreciation)	—	—	—	100,572	100,572
Net realized gains (losses)	—	—	—	2,821	2,821
Provision for income tax (expense) benefit	—	—	—	68	68
Distributions to stockholders	—	—	—	(13,392)	(13,392)
Issuance of common stock under dividend reinvestment plan	87	1	389	—	390
Repurchases of common stock under dividend reinvestment plan	(87)	(1)	(389)	—	(390)
Balance at June 30, 2020	140,961	$1,409	$1,487,774	$(630,120)	$859,063

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
Total for the nine months ended June 30, 2020			$0.285	$ 38.8 million	332,621	$ 1.4 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
Total for the nine months ended June 30, 2019			$0.285	$ 39.2 million	208,125	$ 1.0 million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Offering
There were no common stock offerings during the nine months ended June 30, 2020 and 2019.

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

As of June 30, 2020, (i) the size of the Credit Facility was $700 million (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility to up to the greater of $800 million and the Company’s net worth (as defined in the Credit Facility) on the date of such increase), (ii) the period during which the Company may make drawings will expire on February 25, 2023 and the maturity date is February 25, 2024 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%); provided that the interest margin will increase to 2.75% and 1.75% for LIBOR loans and alternative base rate loans, respectively, if the Company’s stockholders’ equity is below $700 million, each depending on the Company’s senior debt coverage ratio.

The Credit Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of June 30, 2020, except for assets that were held by certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Credit Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of June 30, 2020, the Company was in compliance with all financial covenants under the Credit Facility. In addition to the asset coverage ratio described above, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Credit Facility is subject to the satisfaction of certain conditions.

As of June 30, 2020 and September 30, 2019, the Company had $466.8 million and $314.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $466.8 million and $314.8 million, respectively. The Company's borrowings under the Credit Facility bore interest at a weighted average interest rate of 3.325% and 4.615% for the nine months ended June 30, 2020 and 2019, respectively. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $3.5 million and $11.7 million, respectively, related to the Credit Facility. For the three and nine months ended June 30, 2019, the Company recorded interest expense (inclusive of fees) of $5.1 million and $12.7 million in the aggregate, related to the Credit Facility.

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
The 2025 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions (but giving effect to any exemptive relief granted to the Company by the U.S. Securities and Exchange Commission ("SEC")), as well as covenants requiring the Company to provide financial information to the holders of the 2025 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the 2025 Notes Indenture. The Company may repurchase the 2025 Notes in accordance with the Investment Company Act and the rules promulgated thereunder. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. From issuance through June 30, 2020, the Company did not repurchase any of the 2025 Notes in the open market.
For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $2.9 million and $4.0 million, respectively, related to the 2025 Notes.
As of June 30, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.2 million and $293.3 million, respectively. The carrying value represents the aggregate principal amount outstanding less unamortized deferred financing costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of June 30, 2020, the total unamortized deferred financing costs and the net unaccreted discount were $3.5 million and $2.4 million, respectively.

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
Interest on the 2019 Notes was paid semi-annually on March 1 and September 1 at a rate of 4.875% per annum. As of June 30, 2020 and September 30, 2019, there were no 2019 Notes outstanding. The 2019 Notes matured on March 1, 2019 and were fully repaid during the three months ended March 31, 2019. For the nine months ended June 30, 2019, the Company recorded interest expense of $5.1 million (inclusive of fees) related to the 2019 Notes.
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
Interest on the 2024 Notes was paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 5.875% per annum. On March 2, 2020, the Company redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes, following which they were delisted from the New York Stock Exchange. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. The Company recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during the nine months ended June 30, 2020.
For the nine months ended June 30, 2020, the Company recorded interest expense of $1.9 million (inclusive of fees) related to the 2024 Notes. For the three and nine months ended June 30, 2019, the Company recorded interest expense of $1.2 million and $3.5 million (inclusive of fees), respectively, related to the 2024 Notes.
As of June 30, 2020, there were no 2024 Notes outstanding. As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively.
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
Interest on the 2028 Notes was paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 6.125% per annum. On March 13, 2020, the Company redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes, following which they were delisted from the Nasdaq Global Select Market. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. The Company recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during the nine months ended June 30, 2020.
For the nine months ended June 30, 2020, the Company recorded interest expense of $2.5 million (inclusive of fees) related to the 2028 Notes. For the three and nine months ended June 30, 2019, the Company recorded interest expense of $1.4 million and $4.1 million (inclusive of fees), respectively, related to the 2028 Notes.
As of June 30, 2020, there were no 2028 Notes outstanding. As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 7. Interest and Dividend Income

As of each of June 30, 2020 and September 30, 2019, there were three investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2020 and September 30, 2019 were as follows:

	June 30, 2020				September 30, 2019
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,517,762	98.72%	$1,469,325	99.83%	$1,311,849	95.72%	$1,305,718	99.79%
PIK non-accrual (1)	12,661	0.82	—	—	12,661	0.92	—	—
Cash non-accrual (2)	7,108	0.46	2,497	0.17	46,107	3.36	2,706	0.21
Total	$1,537,531	100.00%	$1,471,822	100.00%	$1,370,617	100.00%	$1,308,424	100.00%
 ___________________
(1)PIK non-accrual status is inclusive of other non-cash income, where applicable.
(2)Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2020 and 2019.

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Net increase (decrease) in net assets resulting from operations	$120,231	$19,986	$(31,393)	$112,189
Net unrealized (appreciation) depreciation	(100,572)	(23,395)	60,082	(37,892)
Book/tax difference due to organizational costs	(22)	(10)	(65)	(31)
Book/tax difference due to interest income on certain loans	—	2,219	—	3,097
Book/tax difference due to capital losses not recognized / (recognized)	(3,465)	15,111	16,516	(29,329)
Other book/tax differences	(1,269)	(2,741)	(4,127)	(2,451)
Taxable/Distributable Income (1)	$14,903	$11,170	$41,013	$45,583
 __________
(1) The Company's taxable income for the three and nine months ended June 30, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of June 30, 2020, $3.7 million of $4.5 million net deferred tax assets would not more likely than not be realized in future periods. As of June 30, 2020, the Company recorded a deferred tax asset of $0.8 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended June 30, 2020, the Company recognized a total provision for income tax benefit of $0.1 million, which was comprised of (i) a current income tax benefit of approximately $0.2 million primarily as a result of return to provision adjustments, and (ii) a deferred income tax expense of approximately $0.1 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the nine months ended June 30, 2020, the Company recognized a total provision for income tax benefit of $1.6 million, which was comprised of (i) a current income tax benefit of approximately $0.1 million primarily as a result of return to provision adjustments and a reversal of penalties and interest previously incurred, partially offset by current tax expense incurred from realized gains on investments held at the Company's wholly-owned taxable subsidiaries and (ii) a deferred income tax benefit of approximately $1.5 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended June 30, 2020, the Company recorded net realized gains of $2.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
HealthEdge Software, Inc.	$1.7
Sorrento Therapeutics, Inc.	1.4
Covia Holdings Corporation	(3.3)
Other, net	3.0
Total, net	$2.8

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended June 30, 2019, the Company recorded net realized losses of $19.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Advanced Pain Management	$(22.5)
Weatherford International	(3.3)
YETI Holdings, Inc.	2.6
Other, net	3.4
Total, net	$(19.8)

During the nine months ended June 30, 2020, the Company recorded net realized losses of $20.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Cenegenics, LLC	$(29.2)
Dominion Diagnostics, LLC	(15.6)
Covia Holdings Corporation	(3.3)
YETI Holdings, Inc.	17.6
Lytx Holdings, LLC	5.2
HealthEdge Software, Inc.	1.7
Sorrento Therapeutics, Inc.	1.4
Other, net	1.8
Total, net	$(20.4)
During the nine months ended June 30, 2019, the Company recorded net realized gains of $23.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Maverick Healthcare Group, LLC	$17.5
BeyondTrust Holdings LLC	12.4
Comprehensive Pharmacy Services LLC	7.5
InMotion Entertainment Group, LLC	3.0
YETI Holdings, Inc.	5.3
Advanced Pain Management	(22.5)
Weatherford International	(3.3)
Other, net	3.4
Total, net	$23.3

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended June 30, 2020 and 2019, the Company recorded net unrealized appreciation of $100.6 million and $23.4 million, respectively. For the three months ended June 30, 2020, this consisted of $85.2 million of net unrealized appreciation on debt investments, $11.8 million of net unrealized appreciation on equity investments and $3.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $0.4 million of net unrealized depreciation of foreign currency forward contracts. For the three months ended June 30, 2019, this consisted of $23.8 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $2.5 million of net unrealized appreciation on debt

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

investments, partially offset by $2.1 million of net unrealized depreciation on equity investments and $0.8 million of net unrealized depreciation of foreign currency forward contracts.
During the nine months ended June 30, 2020 and 2019, the Company recorded net unrealized appreciation (depreciation) of $(60.1) million and $37.9 million, respectively. For the nine months ended June 30, 2020, this consisted of $42.5 million of net unrealized depreciation on debt investments and $39.3 million of net unrealized depreciation on equity investments, partially offset by $21.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.4 million of net unrealized appreciation of foreign currency forward contracts. For the nine months ended June 30, 2019, this consisted of $44.3 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $11.8 million of net unrealized appreciation on equity investments, partially offset by $17.8 million of net unrealized depreciation on debt investments and $0.4 million of net unrealized depreciation of foreign currency forward contracts.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of June 30, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $13.0 million and $10.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and OCM. OCM has voluntarily deferred the payment of Part I incentive fees earned during the three months ended March 31, 2020. The Company expects to settle this payment in the fourth fiscal quarter of 2020.
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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM. Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc., pursuant to an investment advisory agreement between the Company and the Former Adviser (the "Former Investment Advisory Agreement"), which was terminated on October 17, 2017.
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
For the three and nine months ended June 30, 2020, the base management fee incurred under the Investment Advisory Agreement was $6.0 million and $16.9 million, respectively. For the three and nine months ended June 30, 2019, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $5.5 million and $16.7 million, respectively.
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

For the three and nine months ended June 30, 2020, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.6 million and $10.0 million, respectively. For the three and nine months ended June 30, 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.8 million and $11.3 million (prior to waivers), respectively. OCM voluntarily deferred the payment of Part I incentive fees earned during the three months ended March 31, 2020. The Company expects to settle this payment in the fourth fiscal quarter of 2020.

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

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2020, the Company reversed $0.0 million and $5.6 million of previously accrued capital gains incentive fees, respectively. For the three and nine months ended June 30, 2019, the Company recorded a $0.6 million and $10.6 million capital gains incentive fee accrual (prior to waivers), respectively. The Company did not have any cumulative accrued capital gains incentive fees payable as of June 30, 2020.

To ensure compliance with Section 15(f) of the Investment Company Act, OCM entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which OCM waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. The contractual amount of fees permanently waived at the end of the two-year period was $3.9 million. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” As of September 30, 2019, the Company had accrued cumulative fee waivers of $9.1 million. During the three months ended December 31, 2019, the Company reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period has ended.

The following table provides a roll-forward of the accrued waiver balance and illustrates the impact of the end of the two-year contractual fee waiver period:

($ in millions)
Accrued fee waivers as of September 30, 2019 (1)	$9.1
Reversal of previously accrued fee waivers (2)	(5.2)
Contractual fees waived under the Investment Advisory Agreement (3)	(3.9)
Accrued fee waivers as of June 30, 2020	$—
(1)Calculated in accordance with GAAP as of September 30, 2019 and is based on a hypothetical liquidation basis.
(2)Reflects the reversal of fee waivers that were previously accrued based on a hypothetical liquidation basis when the two-year contractual fee waiver was in effect. This reversal was recognized in connection with the expiration of the two-year contractual fee waiver, which ended on October 17, 2019, and is reflected in reversal of fees waived in the Consolidated Statement of Operations for the nine months ended June 30, 2020.
(3)Reflects the amount of fees permanently waived pursuant to the two-year contractual fee waiver.

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
(1)Amounts may not sum due to rounding.

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
For the three months ended June 30, 2020, the Company accrued administrative expenses of $0.4 million, including $0.1 million of general and administrative expenses. For the nine months ended June 30, 2020, the Company accrued administrative expenses of $1.4 million, including $0.2 million of general and administrative expenses. For the three months ended June 30, 2019, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the nine months ended June 30, 2019, the Company accrued administrative expenses of $1.8 million, including $0.2 million of general and administrative expenses.
As of June 30, 2020 and September 30, 2019, $2.2 million and $2.7 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Net asset value per share at beginning of period	$5.34	$6.55	$6.60	$6.09
Net investment income (1)	0.12	0.12	0.34	0.37
Net unrealized appreciation (depreciation) (1)	0.71	0.17	(0.43)	0.27
Net realized gains (losses) (1)	0.02	(0.14)	(0.14)	0.16
Provision for income tax (expense) benefit (1)	—	—	0.01	—
Distributions to stockholders	(0.10)	(0.10)	(0.29)	(0.29)
Net asset value per share at end of period	$6.09	$6.60	$6.09	$6.60
Per share market value at beginning of period	$3.24	$5.18	$5.18	$4.96
Per share market value at end of period	$4.47	$5.42	$4.47	$5.42
Total return (2)	40.90%	6.46%	(7.69)%	15.65%
Common shares outstanding at beginning of period	140,961	140,961	140,961	140,961
Common shares outstanding at end of period	140,961	140,961	140,961	140,961
Net assets at beginning of period	$752,224	$923,456	$930,630	$858,035
Net assets at end of period	$859,063	$930,050	$859,063	$930,050
Average net assets (3)	$810,793	$931,204	$864,370	$900,739
Ratio of net investment income to average net assets (4)	8.30%	7.15%	7.31%	7.66%
Ratio of total expenses to average net assets (4)	8.72%	8.37%	7.23%	10.45%
Ratio of net expenses to average net assets (4)	8.72%	8.64%	8.03%	9.14%
Ratio of portfolio turnover to average investments at fair value	9.27%	4.92%	26.51%	23.78%
Weighted average outstanding debt (5)	$738,891	$560,733	$616,917	$595,264
Average debt per share (1)	$5.24	$3.98	$4.38	$4.22
Asset coverage ratio at end of period (6)	211.27%	270.44%	211.27%	270.44%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of debt outstanding for the period.
(6)	Based on outstanding senior securities of $766.8 million and $542.6 million as of June 30, 2020 and 2019, respectively.

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
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2020, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$20,537	£15,480	8/18/2020	$1,404	$—	Derivative asset
Foreign currency forward contract	$25,725	€23,348	8/31/2020	$—	$(534)	Derivative asset
				$1,404	$(534)
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$22,161	£17,910	10/15/2019	$76	$—	Derivative asset
Foreign currency forward contract	$19,193	€17,150	11/29/2019	$414	$—	Derivative asset
				$490	$—

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of June 30, 2020, the Company's only off-balance sheet arrangements consisted of $154.6 million of unfunded commitments, which was comprised of $149.8 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2019, the Company's only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC subordinated notes and LLC equity interests and limited partnership interests) as of June 30, 2020 and September 30, 2019 is shown in the table below:

	June 30, 2020	September 30, 2019
Athenex, Inc.	$36,610	$—
Assembled Brands Capital LLC	33,143	35,182
WPEngine, Inc.	26,348	—
NuStar Logistics, L.P.	17,911	—
A.T. Holdings II SÀRL	11,311	—
Dominion Diagnostics, LLC	5,887	—
Corrona, LLC	5,189	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Accupac, Inc.	2,346	—
MRI Software LLC	2,315	—
Acquia Inc.	2,240	—
New IPT, Inc.	2,229	2,229
Apptio, Inc.	1,538	1,538
Senior Loan Fund JV I, LLC	1,328	1,328
iCIMs, Inc.	882	882
PaySimple, Inc.	762	12,250
Ministry Brands, LLC	425	800
Coyote Buyer, LLC	377	—
GKD Index Partners, LLC	231	1,156
P2 Upstream Acquisition Co.	—	9,000
Sorrento Therapeutics, Inc.	—	7,500
TerSera Therapeutics, LLC	—	4,200
Mindbody, Inc.	—	3,048
Thruline Marketing, Inc.	—	3,000
4 Over International, LLC	—	1,977
PLATO Learning Inc. (1)	—	746
Total	$154,572	$88,336
 ___________
(1) This investment was on cash or PIK non-accrual status as of June 30, 2020 and September 30, 2019.

Note 15. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2020, except as discussed below:
Distribution Declaration
On July 31, 2020, the Company’s Board of Directors declared a quarterly distribution of $0.105 per share, payable in cash on September 30, 2020 to stockholders of record on September 15, 2020.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2020	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	34,984	—	(7,346)	27,638	3.2%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,730	—	639	—	27,869	(139)	27,730	3.2%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.00%		5,260	—	128	—	5,260	—	5,260	0.6%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	—	—	18,627	(10,960)	7,667	0.9%

First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			11,510	—	881	11,510	81	(81)	11,510	1.3%
100% equity interest				—	—	4,630	—	(1,465)	3,165	0.4%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%		2,454	—	154	3,256	—	(802)	2,454	0.3%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.00%		1,009	—	58	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	2,903	—	(1,730)	1,173	0.1%
Senior Loan Fund JV I, LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.02%		96,250	—	6,292	96,250	—	—	96,250	11.2%
87.5% LLC equity interest				—	—	30,052	—	(16,256)	13,796	1.6%
Thruline Marketing, Inc.		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022			—	—	257	18,146	—	(18,146)	—	—%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	1	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC				—	—	6,438	—	(3,291)	3,147	0.4%
Total Control Investments			$144,213	$—	$8,410	$209,178	$51,837	$(60,216)	$200,799	23.4%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	7.00%		$5,504	$—	$394	$5,585	$2,038	$(3,279)	$4,344	0.5%
1,609,201 Class A Units				—	—	782	312	—	1,094	0.1%
1,019,168.80 Preferred Units, 6%				—	—	1,019	51	—	1,070	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	1,784	—	(1,043)	741	0.1%
Total Affiliate Investments			$5,504	$—	$394	$9,170	$2,401	$(4,322)	$7,249	0.8%
Total Control & Affiliate Investments			$149,717	$—	$8,804	$218,348	$54,238	$(64,538)	$208,048	24.2%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.
(2)Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest (net of non-accrual amounts) and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)First Star Speir Aviation Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding company to be an investment company under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding company are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.
(6)Together with Kemper, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2019	% of Total Net Assets
Control Investments
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			$11,510	$—	$1,711	$32,510	$753	$(21,753)	$11,510	1.2%
100% equity interest				—	—	—	3,847	(100)	3,747	0.4%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.33%		3,957	—	255	4,107	19	(169)	3,957	0.4%
Second Lien Term Loan, LIBOR+5.10% cash due 9/17/2021			—	—	45	1,453	—	(1,453)	—	—%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	7.33%		1,009	—	64	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	2,291	612	—	2,903	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC			—	—	2,036	99,813	—	(99,813)	—	—%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 10.00% cash due 2036 in SLF Repack Issuer 2016 LLC			—	—	707	29,520	67	(29,587)	—	—%
Subordinated Note, LIBOR+7.00% cash due 12/29/2028	9.49%		96,250	—	4,698	—	96,250	—	96,250	10.3%
87.5% LLC equity interest				—	—	41	37,734	(6,683)	31,092	3.3%
Thruline Marketing, Inc.		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.33%		18,146	—	1,320	18,146	—	—	18,146	2.0%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	11	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC				—	—	7,984	—	(1,546)	6,438	0.7%
Total Control Investments			$130,872	$—	$10,847	$196,874	$139,282	$(161,104)	$175,052	18.8%

Affiliate Investments
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	8.33%		$3,221	$—	$119	$—	$3,235	$(14)	$3,221	0.3%
764,376.60 Class A Units				—	—	—	764	—	764	0.1%
583,190.81 Class B Units				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Healthcare services
1,080,399 shares of Series A Preferred Stock, 10.00%				—	—	2,161	—	(182)	1,979	0.2%
Total Affiliate Investments			$3,221	$—	$119	$2,161	$3,999	$(196)	$5,964	0.6%
Total Control & Affiliate Investments			$134,093	$—	$10,966	$199,035	$143,281	$(161,300)	$181,016	19.5%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments as of June 30, 2019 included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2019.
(2)Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest (net of non-accrual amounts) and the exchange of one or more existing securities for one or more new securities.

Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.
(4)Gross reductions include decreases in the cost basis of investment resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)First Star Speir Aviation Limited is a wholly-owned holding company formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding company to an investment company under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding company and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entity.
(6)Together with Kemper, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•our future operating results and distribution projections;
•the ability of Oaktree Fund Advisors, LLC, or Oaktree, to reposition our portfolio and to implement Oaktree's future plans with respect to our business;
•the ability of Oaktree and its affiliates to attract and retain highly talented professionals;
•our business prospects and the prospects of our portfolio companies;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our expected financings and investments and additional leverage we may seek to incur in the future;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the cost or potential outcome of any litigation to which we may be a party.
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
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or the COVID-19 pandemic;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to Business Development Companies or regulated investment companies, or RICs;
•general considerations associated with the COVID-19 pandemic; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
We are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree Fund Administration, LLC, or the Oaktree Administrator, an affiliate of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.

Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. Our portfolio may also include certain structured finance and other non-traditional structures. We invest in companies that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in economic downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from Oaktree’s credit and structuring expertise, including during the COVID-19 pandemic. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $134 million at fair value as of June 30, 2020. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
Business Environment and Developments

We believe that the COVID-19 pandemic may have lasting effects on the U.S. and global financial markets and may cause further economic uncertainties or deterioration in the performance of the middle market in the United States and worldwide. While the initial market disruptions have somewhat eased, the global economy continues to experience economic uncertainty. This uncertainty can impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.

Despite this economic uncertainty, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.

We have proactively taken a number of actions to evaluate and support our portfolio companies in light of the COVID-19 pandemic, including outreach to a variety of management teams and sponsors. We have been in close contact with many of our portfolio companies to understand their liquidity and solvency positions. We believe that these efforts to closely monitor and identify vulnerable investments will allow us to address potential problems early and provide constructive solutions to our portfolio companies.
As of June 30, 2020, 86.2% of our debt investment portfolio (at fair value) and 87.3% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate, or LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of the Credit Facility (as defined below), which matures in 2024. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard.
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
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
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
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree’s valuation team in conjunction with Oaktree’s portfolio management team and investment professionals responsible for each portfolio investment;
•Preliminary valuations are then reviewed and discussed with management of Oaktree;
•Separately, independent valuation firms engaged by our Board of Directors prepare valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to Oaktree and the Audit Committee of our Board of Directors;
•Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;
•The Audit Committee makes a recommendation to our full Board of Directors regarding the fair value of the investments in our portfolio; and

•Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.
The fair value of our investments as of June 30, 2020 and September 30, 2019 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of June 30, 2020, 92.8% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of June 30, 2020 and September 30, 2019, approximately 94.8% and 97.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2020, there were three investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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

Fee Income
Oaktree or its affiliates may provide financial advisory services to portfolio companies and, in return, we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies and Senior Loan Fund JV I, LLC, or SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).
During the nine months ended June 30, 2020, we originated $667.6 million of investment commitments in 51 new and 20 existing portfolio companies and funded $586.4 million of investments.
During the nine months ended June 30, 2020, we received $379.3 million of proceeds from prepayments, exits, other paydowns and sales and exited 36 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2020	September 30, 2019
Cost:
Senior secured debt	78.03%	77.35%
Subordinated debt	6.92	6.88
Debt investment in SLF JV I	5.67	6.36
Common equity and warrants	4.14	3.48
LLC equity interests of SLF JV I	2.91	3.26
Preferred equity	2.33	2.67
Total	100.00%	100.00%

	June 30, 2020	September 30, 2019
Fair value:
Senior secured debt	80.93%	78.64%
Subordinated debt	7.18	5.65
Debt investment in SLF JV I	6.17	6.69
Common equity and warrants	2.92	4.10
Preferred equity	1.92	2.82
LLC equity interests of SLF JV I	0.88	2.10
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2020	September 30, 2019
Cost:
Application Software	11.34%	8.73%
Multi-Sector Holdings (1)	9.03	9.67
Data Processing & Outsourced Services	6.43	6.46
Pharmaceuticals	5.87	3.92
Biotechnology	4.69	5.43
Health Care Services	4.20	6.62
Oil & Gas Refining & Marketing	3.71	2.01
Specialized Finance	3.12	3.52
Personal Products	3.08	0.00
Property & Casualty Insurance	2.91	4.83
Specialty Chemicals	2.67	2.10
Movies & Entertainment	2.63	1.25
Real Estate Services	2.30	2.60
Oil & Gas Storage & Transportation	2.01	0.77
Auto Parts & Equipment	1.98	2.82
Aerospace & Defense	1.95	2.23
Internet Services & Infrastructure	1.86	2.15
Health Care Technology	1.85	3.37
Research & Consulting Services	1.83	2.30
Managed Health Care	1.62	1.83
Alternative Carriers	1.61	1.94
Electronic Components	1.50	0.00
Education Services	1.36	1.04
Advertising	1.35	2.80
Airport Services	1.32	—
Independent Power Producers & Energy Traders	1.28	—
Electrical Components & Equipment	1.24	1.40
Systems Software	1.22	2.10
Integrated Telecommunication Services	1.19	2.23
General Merchandise Stores	1.12	1.25
Diversified Support Services	1.11	1.24
Apparel, Accessories & Luxury Goods	1.02	1.20
Hotels, Resorts & Cruise Lines	0.91	—
Industrial Machinery	0.90	1.13
Diversified Real Estate Activities	0.90	—
IT Consulting & Other Services	0.88	0.99
Construction & Engineering	0.78	1.55
Health Care Distributors	0.76	1.49
Metal & Glass Containers	0.66	—
Airlines	0.62	0.70
Trading Companies & Distributors	0.60	0.68
Restaurants	0.60	0.20
Commercial Printing	0.47	0.40
Food Retail	0.40	0.96
Distributors	0.22	—
Oil & Gas Equipment & Services	0.20	0.80
Health Care Facilities	0.18	—
Insurance Brokers	0.13	—
Construction Materials	0.13	—
Leisure Facilities	0.11	0.12
Specialty Stores	0.08	0.09
Thrifts & Mortgage Finance	0.06	0.08
Other Diversified Financial Services	0.01	0.01
Interactive Media & Services	—	1.44
Specialized REITs	—	0.55
Household Appliances	—	0.52
Environmental & Facilities Services	—	0.39
Human Resource & Employment Services	—	0.05
Department Stores	—	0.04
Total	100.00%	100.00%

	June 30, 2020	September 30, 2019
Fair value:
Application Software	11.86%	9.00%
Multi-Sector Holdings (1)	7.68	8.94
Pharmaceuticals	6.40	4.18
Data Processing & Outsourced Services	6.13	6.83
Biotechnology	5.76	5.96
Oil & Gas Refining & Marketing	4.44	2.20
Health Care Services	3.84	4.06
Personal Products	3.29	—
Specialized Finance	3.11	3.58
Property & Casualty Insurance	2.98	5.16
Movies & Entertainment	2.79	1.29
Real Estate Services	2.35	2.75
Specialty Chemicals	2.33	1.64
Health Care Technology	2.01	3.64
Oil & Gas Storage & Transportation	1.97	0.83
Internet Services & Infrastructure	1.90	2.26
Research & Consulting Services	1.87	2.60
Auto Parts & Equipment	1.87	2.82
Aerospace & Defense	1.87	2.35
Alternative Carriers	1.69	2.06
Managed Health Care	1.64	1.93
Electronic Components	1.50	—
Airport Services	1.37	—
Independent Power Producers & Energy Traders	1.34	—
Systems Software	1.29	2.19
Electrical Components & Equipment	1.25	1.39
Diversified Support Services	1.06	1.30
Diversified Real Estate Activities	1.06	—
Hotels, Resorts & Cruise Lines	1.06	—
General Merchandise Stores	1.05	1.18
Advertising	1.05	2.59
Integrated Telecommunication Services	1.02	2.01
Airlines	0.94	1.12
Construction & Engineering	0.83	1.67
IT Consulting & Other Services	0.83	0.96
Industrial Machinery	0.77	1.17
Metal & Glass Containers	0.77	—
Health Care Distributors	0.75	1.53
Apparel, Accessories & Luxury Goods	0.72	0.92
Trading Companies & Distributors	0.64	0.72
Restaurants	0.48	0.19
Commercial Printing	0.48	0.41
Education Services	0.46	—
Food Retail	0.44	1.04
Oil & Gas Equipment & Services	0.30	0.95
Distributors	0.26	—
Health Care Facilities	0.22	—
Insurance Brokers	0.14	—
Construction Materials	0.12	—
Thrifts & Mortgage Finance	0.02	0.05
Leisure Facilities	—	0.33
Interactive Media & Services	—	1.56
Leisure Products	—	1.05
Specialized REITs	—	0.57
Household Appliances	—	0.53
Environmental & Facilities Services	—	0.41
Human Resource & Employment Services	—	0.05
Department Stores	—	0.03
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in SLF JV I, collateral loan obligations and certain limited partnership interests.

Loans and Debt Securities on Non-Accrual Status
As of June 30, 2020, non-accruals represented 1.3% of the debt portfolio at cost and 0.2% at fair value in three positions. During the quarter ended June 30, 2020, we placed one new investment on non-accrual status, representing 0.1% of the debt portfolio at both cost and fair value and we exited one investment that was previously on non-accrual status. As of each of June 30, 2020 and September 30, 2019, there were three investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2020 and September 30, 2019 were as follows:

	June 30, 2020				September 30, 2019
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,517,762	98.72%	$1,469,325	99.83%	$1,311,849	95.72%	$1,305,718	99.79%
PIK non-accrual (1)	12,661	0.82	—	—	12,661	0.92	—	—
Cash non-accrual (2)	7,108	0.46	2,497	0.17	46,107	3.36	2,706	0.21
Total	$1,537,531	100.00%	$1,471,822	100.00%	$1,370,617	100.00%	$1,308,424	100.00%
 ___________________
(1)PIK non-accrual status is inclusive of other non-cash income, where applicable.
(2)Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. On December 28, 2018, we and Kemper directed the redemption of our holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC, or the Equity Interests, were distributed in-kind to each of us and Kemper, based upon our respective holdings of mezzanine notes. Upon such distribution, we and Kemper each then directed that a portion of our respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I, or the SLF JV 1 Subordinated Notes, and the mezzanine notes issued by SLF Repack Issuer 2016, LLC, or the SLF Repack Notes, collectively are referred to as the SLF JV I Notes. Prior to their redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2020 and September 30, 2019, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank I Facility, which permitted up to $250.0 million of borrowings (subject to borrowing base and other limitations) as of June 30, 2020 and September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2020, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of June 30, 2020, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $173.9 million and $170.2 million of borrowings were outstanding as of June 30, 2020 and September 30, 2019, respectively.

On July 10, 2020, SLF JV I amended the Deutsche Bank I Facility to (a) establish a waiver period beginning on July 10, 2020 and ending 180 days thereafter (the “Waiver Period”), during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic and (b) modify the minimum utilization percentage from 75% to 50% until 90 days after the end of the Waiver Period.
As of June 30, 2020 and September 30, 2019, SLF JV I had total assets of $315.4 million and $360.9 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 53 and 51 portfolio companies as of June 30, 2020 and September 30, 2019, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of June 30, 2020, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Subordinated Notes of $110.0 million in aggregate at fair value. As of September 30, 2019, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Subordinated Notes of $126.3 million in aggregate at fair value.
As of each of June 30, 2020 and September 30, 2019, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of June 30, 2020 and September 30, 2019, we and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of June 30, 2020 and September 30, 2019, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Senior secured loans (1)	$306,759	$340,960
Weighted average interest rate on senior secured loans (2)	5.43%	6.57%
Number of borrowers in SLF JV I	53	51
Largest exposure to a single borrower (1)	$10,515	$10,835
Total of five largest loan exposures to borrowers (1)	$49,198	$50,510
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of June 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.92%	Diversified Support Services	$9,229	$9,192	$8,816
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,353	(4)
AI Convoy (Luxembourg) S.À.R.L.	First Lien Term Loan, LIBOR+3.50% cash due 1/18/2027	4.65%	Aerospace & Defense	5,647	5,619	5,414
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.68%	Electrical Components & Equipment	6,064	5,933	5,534	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,059	2,984	3,197
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.18%	Integrated Telecommunication Services	4,655	4,453	4,494
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%	Pharmaceuticals	9,879	9,603	9,237
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	7,980	7,900	6,983	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,835	2,317	1,003	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,546	4,512	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(6)	(9)	(4)(5)
Total Apptio, Inc.					4,540	4,503
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,484	6,334	6,036	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.18%	Data Processing & Outsourced Services	9,800	9,783	9,073
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.43%	Systems Software	7,552	7,466	7,174	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.19%	Oil & Gas Equipment & Services	7,350	7,324	5,053
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	4,000	3,800	3,840
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,202	7,130	6,932	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	4.26%	Advertising	331	289	302
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,456	7,274	7,041	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%	Biotechnology	5,955	5,910	5,851
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.18%	Internet Services & Infrastructure	7,980	7,960	7,744
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.43%	Distributors	945	903	906	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 4/17/2026	4.06%	Application Software	4,963	4,938	4,830
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,500	7,425	7,371
Frontier Communications Corporation	First Lien Term Loan, PRIME+2.75% cash due 6/15/2024	6.00%	Integrated Telecommunication Services	3,939	3,901	3,853
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,801	7,750	7,479

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.18%	Research & Consulting Services	$6,000	$5,978	$5,490	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%	Systems Software	3,980	3,940	3,852
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,539	3,565
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2021	6.50%	Alternative Carriers	971	798	1,006	(5)
Total Intelsat Jackson Holdings S.A.					4,337	4,571
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	8,000	7,978	7,645
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,529	4,459	4,185	(4)
	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025	9.07%	Internet Services & Infrastructure	476	469	440	(4)
Total Mindbody, Inc.					4,928	4,625
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	3,716	3,682	3,577	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(2)	(10)	(4)(5)
	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(13)	(4)(5)
Total MRI Software LLC					3,677	3,554
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.18%	Health Care Technology	5,985	5,955	5,761
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	1,072	1,072	1,072	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	512	(4)
Total New IPT, Inc.					1,072	1,584
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.57%	Electrical Components & Equipment	6,843	6,819	6,329
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 6/5/2027	5.67%	Integrated Telecommunication Services	2,406	2,316	2,394
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,946	5,922	5,832
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.07%	Application Software	7,253	7,216	6,890
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(3)	(35)	(5)
Total OEConnection LLC					7,213	6,855
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	4,969	4,877	4,770	(4)
	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	540	530	518	(4)
Total Olaplex, Inc.					5,407	5,288
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	6,000	5,910	5,904
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	4,339	4,296	4,241
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.57%	Aerospace & Defense	2,142	2,127	1,928	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.00%	Footwear	8,354	8,341	5,555
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,775	9,711	9,237
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.68%	Diversified Support Services	4,809	4,736	3,558

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	$3,728	$3,534	$3,423
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%	Personal Products	7,960	7,920	7,650
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.93%	Application Software	4,901	4,571	4,339	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,974	4,954	4,402	(4)
Thruline Marketing, Inc.	927 Class A Units in FS AVI Holdco, LLC		Advertising		949	322	(4)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	8,005	7,947	7,718
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	4,819	4,777	4,622
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.50%	Application Software	6,841	6,812	6,358	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.68%	Health Care Technology	4,122	4,090	3,998	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.56%	Data Processing & Outsourced Services	10,515	10,525	10,068
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,955	4,530	(4)
				$306,759	$312,009	$291,335
__________________
(1) Represents the current interest rate as of June 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of June 30, 2020, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.18%, the 60-day LIBOR at 0.24%, the 90-day LIBOR at 0.31%, the 180-day LIBOR at 0.36% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of June 30, 2020 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of June 30, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of June 30, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Both the cost and fair value of our debt investment in the SLF JV I were $96.3 million as of each of June 30, 2020 and September 30, 2019. We earned interest income of $2.0 million and $6.3 million on our investments in the SLF JV I Subordinated Notes for the three and nine months ended June 30, 2020, respectively. We earned interest income of $2.3 million and $7.4 million on our investments in the SLF JV I Notes for the three and nine months ended June 30, 2019, respectively. The

SLF JV I Subordinated Notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $13.8 million, respectively, as of June 30, 2020, and $49.3 million and $30.1 million, respectively, as of September 30, 2019. We did not earn dividend income for the three and nine months ended June 30, 2020 and 2019 with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2020 and September 30, 2019 and for the three and nine months ended June 30, 2020 and 2019:

	June 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2020: $312,009; cost September 30, 2019: $347,985)	$291,335	$345,032
Cash and cash equivalents	10,112	3,674
Restricted cash	4,038	5,242
Other assets	9,888	6,912
Total assets	$315,373	$360,860

Senior credit facility payable	$173,910	$170,210
Debt securities payable at fair value (proceeds June 30, 2020: $110,000; proceeds September 30, 2019: $110,000)	110,000	110,000
Other liabilities	15,623	46,303
Total liabilities	299,533	326,513
Members' equity	15,840	34,347
Total liabilities and members' equity	$315,373	$360,860

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Selected Statements of Operations Information:
Interest income	$4,419	$5,864	$15,358	$16,853
Other income	—	—	297	89
Total investment income	4,419	5,864	15,655	16,942
Interest expense	4,076	4,999	13,210	14,862
Other expenses	47	26	178	352
Total expenses (1)	4,123	5,025	13,388	15,214
Net unrealized appreciation (depreciation)	16,829	(370)	(17,721)	750
Net realized gains (losses)	(1,285)	111	(3,052)	(4,875)
Net income (loss)	$15,840	$580	$(18,506)	$(2,397)
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
During the three and nine months ended June 30, 2020 and 2019, we did not sell any debt investments to SLF JV I.
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
Comparison of three and nine months ended June 30, 2020 and June 30, 2019
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended June 30, 2020 and June 30, 2019 was $34.4 million and $36.7 million, respectively. For the three months ended June 30, 2020, this amount consisted of $32.3 million of interest income from portfolio investments (which included $2.2 million of PIK interest), $1.8 million of fee income and $0.3 million of dividend income. For the three months ended June 30, 2019, this amount consisted of $34.1 million of interest income from portfolio investments (which included $1.2 million of PIK interest), $1.8 million of fee income and $0.7 million of dividend income. The decrease of $2.3 million, or 6.2%, in our total investment income for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was due primarily to a $1.8 million decrease in interest income, which was attributable to decreases in LIBOR on our floating rate investments and a $0.5 million decrease in dividend income from our investment in First Star Speir Aviation Limited.
Total investment income for the nine months ended June 30, 2020 and June 30, 2019 was $99.5 million and $113.2 million, respectively. For the nine months ended June 30, 2020, this amount consisted of $93.7 million of interest income from portfolio investments (which included $5.3 million of PIK interest), $4.9 million of fee income and $0.9 million of dividend income. For the nine months ended June 30, 2019, this amount consisted of $107.3 million of interest income from portfolio investments (which included $4.3 million of PIK interest), $4.2 million of fee income and $1.7 million of dividend income. The decrease of $13.7 million, or 12.1%, in our total investment income for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, was due primarily to a $13.6 million decrease in interest income, which was attributable to lower levels of OID accretion, primarily related to $9.9 million of non-recurring OID accretion on one of our investments during the nine months ended June 30, 2019, decreases in LIBOR on our floating rate investments and a $0.8 million decrease in dividend income from our investment in First Star Speir Aviation Limited, partially offset by higher prepayment and exit fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended June 30, 2020 and June 30, 2019 were $17.6 million and $20.1 million, respectively. Net expenses decreased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, by $2.4 million, or 12.1%, due primarily to a $1.2 million decrease in interest expense primarily driven by decreases to LIBOR and a $1.0 million decrease in base management fees and incentive fees (net of fee waivers) primarily driven by a $0.6 million decrease in Part II incentive fees and a $0.6 million reversal of previously accrued waived fees in the prior quarter.
Net expenses (expenses net of fee waivers) for the nine months ended June 30, 2020 and June 30, 2019 were $52.1 million and $61.6 million, respectively. Net expenses decreased for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, by $9.5 million, or 15.4%, due primarily to a $5.3 million decrease in interest expense resulting from decreases to LIBOR during the period and a $3.4 million decrease in base management fees and incentive fees (net of fee waivers), primarily driven by a $1.3 million decrease in Part I incentive fees due to lower investment income, a $1.2 million reversal of previously accrued waived fees in the prior year and $0.7 million of Part II incentive fees (net of waivers) in the prior year.
Net Investment Income
As a result of the $2.3 million decrease in total investment income and the $2.4 million decrease in net expenses, net investment income for the three months ended June 30, 2020 increased by $0.2 million, or 1.0%, compared to the three months ended June 30, 2019.
As a result of the $13.7 million decrease in total investment income and the $9.5 million decrease in net expenses, net investment income for the nine months ended June 30, 2020 decreased by $4.2 million, or 8.1%, compared to the nine months ended June 30, 2019.

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
During the three months ended June 30, 2020 and 2019, we recorded aggregate net realized gains (losses) of $2.8 million and $(19.8) million, respectively, primarily in connection with the exits or restructurings of various investments. During the nine months ended June 30, 2020 and 2019, we recorded aggregate net realized gains (losses) of $(20.4) million and $23.3 million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2020 and 2019.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2020 and 2019, we recorded net unrealized appreciation of $100.6 million and $23.4 million, respectively. For the three months ended June 30, 2020, this consisted of $85.2 million of net unrealized appreciation on debt investments, $11.8 million of net unrealized appreciation on equity investments and $3.9 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), partially offset by $0.4 million of net unrealized depreciation of foreign currency forward contracts. The unrealized appreciation on investments during the quarter was largely due to price increases on liquid debt investments and the impact of tighter credit spreads on private debt investment valuations following the improvement in broader credit market conditions.
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
During the nine months ended June 30, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $(60.1) million and $37.9 million, respectively. For the nine months ended June 30, 2020, this consisted of $42.5 million of net unrealized depreciation on debt investments and $39.3 million of net unrealized depreciation on equity investments, partially offset by $21.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.4 million of net unrealized appreciation of foreign currency forward contracts.
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

Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2020, we had $766.8 million in senior securities and our asset coverage ratio was 211.3%. Our target debt to equity ratio is 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) as we plan to continue to opportunistically deploy capital into the markets. As of June 30, 2020, our debt to equity ratio was 0.89x.
For the nine months ended June 30, 2020, we experienced a net increase in cash and cash equivalents of $35.3 million. During that period, we used $207.7 million of net cash from operating activities, primarily from funding $576.9 million of investments, a $61.9 million of net decrease in payables from unsettled transactions, partially offset by $388.3 million of principal payments and sale proceeds received and the cash activities related to $47.4 million of net investment income. During the same period, net cash provided by financing activities was $243.1 million, primarily consisting of $152.0 million of net borrowings under the Credit Facility (as defined below) and $136.2 million net incurrence of unsecured notes, partially offset by $38.8 million of cash distributions paid to our stockholders, $4.8 million of deferred financing costs paid and $1.4 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the nine months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $7.9 million. During that period, we received $135.8 million of net cash from operating activities, primarily from $467.3 million of principal payments and sale proceeds received and the cash activities related to $51.6 million of net investment income, partially offset by funding $351.7 million of investments. During the same period, net cash used in financing activities was $143.9 million, primarily consisting of $128.8 million of net borrowings under the Credit Facility (as defined below), $228.8 million of repayments of unsecured notes, $0.8 million of repayments of secured borrowings, $39.1 million of cash distributions paid to our stockholders and $1.0 million of repurchases of common stock under our DRIP.
As of June 30, 2020, we had $50.7 million in cash and cash equivalents, portfolio investments (at fair value) of $1.6 billion, $8.8 million of interest, dividends and fees receivable, $233.2 million of undrawn capacity on the Credit Facility (subject to borrowing base and other limitations), $6.9 million of net receivables from unsettled transactions, $466.8 million of borrowings outstanding under our Credit Facility, $294.2 million of unsecured notes payable (net of unamortized financing costs and unaccreted discount) and unfunded commitments to portfolio companies of $154.6 million. As of June 30, 2020, we have analyzed cash and cash equivalents, availability under the Credit Facility, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
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

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
November 19, 2018	December 17, 2018	December 28, 2018	0.095	13.0 million	87,429	0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
November 12, 2019	December 13, 2019	December 31, 2019	0.095	12.9 million	87,747	0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
 ______________
(1)Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Credit Facility

As of June 30, 2020, (i) the size of our senior secured revolving credit facility, or, as amended and restated, the Credit Facility, pursuant to a senior secured revolving credit agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $700 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $800 million and our net worth (as defined in the Credit Facility) on the date of such increase, (ii) the period during which we may make drawings will expire on February 25, 2023 and the maturity date is February 25, 2024 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%); provided that the interest margin will increase to 2.75% and 1.75% for LIBOR loans and alternative base rate loans, respectively, if our stockholders’ equity is below $700 million, each depending on our senior debt coverage ratio.

Each loan or letter of credit originated or assumed under the Credit Facility is subject to the satisfaction of certain conditions. Borrowings under the Credit Facility are subject to the facility’s various covenants and the leverage restrictions contained in the Investment Company Act. We cannot assure you that we will be able to borrow funds under the Credit Facility at any particular time or at all.
The following table describes significant financial covenants, as of June 30, 2020, with which we must comply under the Credit Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2020 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $550 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$550 million	$752 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.06:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	3.20:1
Minimum net worth	Net worth shall not be less than $500 million	$500 million	$748 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We were in compliance with all financial covenants under the Credit Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

As of June 30, 2020 and September 30, 2019, we had $466.8 million and $314.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $466.8 million and $314.8 million, respectively. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 3.325% and 4.615% for the nine months ended June 30, 2020 and 2019, respectively. For the three and nine months ended June 30, 2020, we recorded interest expense (inclusive of fees) of $3.5 million and $11.7 million, respectively, related to the Credit Facility. For the three and nine months ended June 30, 2019, we recorded interest expense (inclusive of fees) of $5.1 million and $12.7 million in the aggregate, related to the Credit Facility.
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
For each of the three and nine months ended June 30, 2020, we recorded interest expense of $2.9 million and $4.0 million, respectively, related to the 2025 Notes. As of June 30, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.2 million and $293.3 million, respectively.
2019 Notes
For the nine months ended June 30, 2019, we recorded interest expense of $5.1 million (inclusive of fees) related to our 4.875% unsecured notes due 2019, or the 2019 Notes. The 2019 Notes matured on March 1, 2019 and were fully repaid during the three months ended March 31, 2019. As of June 30, 2020 and September 30, 2019, there were no 2019 Notes outstanding.
2024 Notes
For the nine months ended June 30, 2020, we recorded interest expense of $1.9 million (inclusive of fees) related to our 5.875% unsecured notes due 2024, or the 2024 Notes. For the three and nine months ended June 30, 2019, the Company recorded interest expense of $1.2 million and $3.5 million (inclusive of fees), respectively, related to the 2024 Notes.
On March 2, 2020, we redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during the nine months ended June 30, 2020. As of June 30, 2020, there were no 2024 Notes outstanding. As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively.
2028 Notes
For the nine months ended June 30, 2020, we recorded interest expense of $2.5 million (inclusive of fees) related to our 6.125% unsecured notes due 2028, or the 2028 Notes. For the three and nine months ended June 30, 2019, we recorded interest expense of $1.4 million and $4.1 million (inclusive of fees), respectively, related to the 2028 Notes.
On March 13, 2020, we redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during the nine months ended June 30, 2020. As of June 30, 2020, there were no 2028 Notes outstanding. As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2020, our only off-balance sheet arrangements consisted of $154.6 million of unfunded commitments, which was comprised of $149.8 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2019, our only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of June 30, 2020 and September 30, 2019 is shown in the table below:

	June 30, 2020	September 30, 2019
Athenex, Inc.	$36,610	$—
Assembled Brands Capital LLC	33,143	35,182
WPEngine, Inc.	26,348	—
NuStar Logistics, L.P.	17,911	—
A.T. Holdings II SÀRL	11,311	—
Dominion Diagnostics, LLC	5,887	—
Corrona, LLC	5,189	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Accupac, Inc.	2,346	—
MRI Software LLC	2,315	—
Acquia Inc.	2,240	—
New IPT, Inc.	2,229	2,229
Apptio, Inc.	1,538	1,538
Senior Loan Fund JV I, LLC	1,328	1,328
iCIMs, Inc.	882	882
PaySimple, Inc.	762	12,250
Ministry Brands, LLC	425	800
Coyote Buyer, LLC	377	—
GKD Index Partners, LLC	231	1,156
Mindbody, Inc.	—	3,048
4 Over International, LLC	—	1,977
PLATO Learning Inc. (1)	—	746
Sorrento Therapeutics, Inc.	—	7,500
TerSera Therapeutics, LLC	—	4,200
P2 Upstream Acquisition Co.	—	9,000
Thruline Marketing, Inc.	—	3,000
Total	$154,572	$88,336
 ___________
(1) This investment was on cash non-accrual status as of June 30, 2020 and September 30, 2019.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Credit Facility, 2025 Notes, 2024 Notes and 2028 Notes:

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of June 30, 2020	Weighted average debt outstanding for the nine months ended June 30, 2020	Maximum debt outstanding for the nine months ended June 30, 2020
Credit Facility	$314,825	$466,825	$384,869	$466,825
2025 Notes	—	300,000	137,956	300,000
2024 Notes	75,000	—	42,153	75,000
2028 Notes	86,250	—	51,939	86,250
Total debt	$476,075	$766,825	$616,917

The following table reflects our contractual obligations arising from the Credit Facility and the 2025 Notes:

	Payments due by period as of June 30, 2020
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$466,825	$—	$—	$466,825	$—
Interest due on Credit Facility	38,388	10,504	21,007	6,877	—
2025 Notes	300,000	—	—	300,000	—
Interest due on 2025 Notes	48,933	10,500	21,000	17,433	—
Total	$854,146	$21,004	$42,007	$791,135	$—

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
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, an affiliate of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by Oaktree Capital Group, LLC. See “Note 11. Related Party Transactions – Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
Distribution Declaration
On July 31, 2020, our Board of Directors declared a quarterly distribution of $0.105 per share, payable in cash on September 30, 2020 to stockholders of record on September 15, 2020.

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
As of June 30, 2020, 86.2% of our debt investment portfolio (at fair value) and 87.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2020 and September 30, 2019 was as follows:

	June 30, 2020		September 30, 2019
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$578,122	45.6%	$489,464	41.6%
>0% and <1%	11,060	0.9%	—	—%
1%	668,182	52.6%	685,995	58.4%
>1%	11,969	0.9%	—	—%
Total Floating Rate Investments	$1,269,333	100.0%	$1,175,459	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$28,387	$(11,671)	$16,716
200	21,695	(9,337)	12,358
150	15,002	(7,002)	8,000
100	8,310	(4,668)	3,642
50	3,135	(2,334)	801

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
50	$(1,174)	$1,167	$(7)
100	(1,176)	1,167	(9)
150	(1,177)	1,167	(10)
200 (1)	(1,179)	1,167	(12)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$47,871	$—	$9,611	$—
Prime rate	305	—	48,036	14,000
LIBOR
30 day	698,551	466,825	686,880	300,825
60 day	—	—	9,000	—
90 day	425,961	—	402,603	—
180 day	182,788	—	20,967	—
360 day	15,444	—	—	—
EURIBOR
30 day	27,897	—	19,078	—
UK LIBOR
30 day	22,241	—	22,181	—
Fixed rate	199,808	300,000	185,809	161,250
Total	$1,620,866	$766,825	$1,404,165	$476,075

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the three and nine months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.
Global economic, political and market conditions caused by the current public health crisis have (and in the future could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments in major jurisdictions, including the United States, the United Kingdom, France, Italy, South Korea and China, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores.  As such restrictions and closures have impacted supply chains, consumer demand and/or the operations of many business, uncertainty surrounding the full economic impact of the coronavirus pandemic contributed to significant market volatility and disruption, which may have long-term effects on the U.S. and global financial markets and have caused (and may cause further) economic uncertainties or deterioration in the United States and worldwide.

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

In addition, the restrictions and closures and related market conditions resulted in certain of our portfolio companies halting or significantly curtailing operations and negatively affected the supply chains of certain of our portfolio companies.  The financial results of middle-market companies, like those in which we invest, experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1	Investment Advisory Agreement, dated as of May 4, 2020, by and between the Company and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

10.2	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among the Company, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: August 7, 2020