Form 10-K
period 2020-09-30
Oaktree Specialty Lending Corp
filed 2020-11-19
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2020 was $390.2 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Leonard M. Tannenbaum and his affiliates. The registrant had 140,960,651 shares of common stock outstanding as of November 17, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2020

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
We are externally managed by Oaktree Fund Advisors, LLC, which we also refer to as “Oaktree” or our “Adviser,” pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree is an affiliate of Oaktree Capital Management, L.P., or OCM, the Company's external investment adviser from October 17, 2017 through May 3, 2020, and a subsidiary of Oaktree Capital Group, LLC, or OCG. In 2019, Brookfield Asset Management Inc., which we refer to as "Brookfield," acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator,” a subsidiary of OCM, provides certain administrative and other services necessary for us to operate.
Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies that typically possess resilient business models with strong underlying fundamentals. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s credit and structuring expertise, including during the COVID-19 pandemic. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company.
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
Our portfolio totaled $1.6 billion at fair value as of September 30, 2020 and was comprised of 113 portfolio companies. These included debt investments in 88 companies, equity investments in 35 companies, including our limited partnership interests in two private equity funds, and our investment in Senior Loan Fund JV I, LLC, or the SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities. Eleven of these equity investments were in companies in which we also had a debt investment. At fair value, 94.3% of our portfolio consisted of debt investments and 84.1% of our portfolio consisted of senior secured loans as of September 30, 2020. The weighted average annual yield of our debt investments at fair value as of September 30, 2020, including the Company's share of the return on our debt investment in SLF JV I, was approximately 8.3%, including 7.0% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders. See “—Investments—SLF JV I” below for additional information regarding our investment in SLF JV I.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. We generally expect to target a long-term debt to equity ratio of 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding). As of September 30, 2020, we had a debt to equity ratio of 0.78x (i.e., one dollar of equity for each $0.78 of debt outstanding). At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity.
On October 28, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Oaktree Strategic Income Corporation, a Delaware corporation, or OCSI, Lion Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or the Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OCSI, with OCSI continuing as the surviving company and as our wholly-owned subsidiary, or the Merger, and, immediately thereafter, OCSI will merge with and into us, with us continuing as the surviving company, or together with the Merger, the Mergers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Merger Agreement” for further information regarding the Merger Agreement and the Mergers.
Our Adviser
We are externally managed and advised by Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Oaktree, subject to the overall supervision of our Board of Directors, manages our day-to-day operations, and provides investment advisory services to us pursuant to the Investment Advisory Agreement.
Our Adviser is an affiliate of OCM, a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of the senior executives and investment professionals of our Adviser and its affiliates have been investing together for over 34 years and have generated impressive investment performance through multiple market cycles. Our Adviser and its affiliates emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with a 120-year history and approximately $550 billion of assets under management (inclusive of Oaktree) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, OCG's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and OCM is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser and its affiliates believe that their defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals, or the Investment Professionals, as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2020, our Adviser and its affiliates had more than 1,000 professionals in 19 cities and 14 countries, including 39 portfolio managers with an average experience of 25 years and approximately 1,000 years of combined industry experience. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of over 20 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in the discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.

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
Strategic Credit
Our Adviser's affiliates officially launched the Strategic Credit strategy in early 2013 as a step-out from the Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high-yield bond creditors. The strategy seeks to achieve an attractive total return by investing in public and private revenue-generating, performing debt.
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
The Investment Professionals employ a fundamental, value-driven opportunistic approach to credit investing, which seeks to benefit from the resources, relationships and proprietary information of the global investment platform of our Adviser and its affiliates.
Our Administrator
We entered into an administration agreement, as amended from time to time, or the Administration Agreement, with Oaktree Administrator, a Delaware limited liability company and a wholly owned subsidiary of OCM. The principal executive offices of Oaktree Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, Oaktree Administrator provides services to us, and we reimburse Oaktree Administrator for costs and expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
Business Strategy

Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies across a variety of industries that typically possess resilient business models with strong underlying fundamentals. We deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s deep credit and structuring expertise, including during the COVID-19 pandemic. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•Emphasis on Proprietary Deals.  Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser and its affiliates are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser and its affiliates have invested more than $19 billion in over 350 directly originated loans, and the platform has the capacity to invest in large deals and to solely underwrite transactions.

•Focus On Quality Companies And Extensive Diligence.  Our Adviser seeks to maintain a conservative approach to investing with discipline around fundamental credit analysis and downside protection. Our Adviser intends to focus on companies with resilient business models, strong underlying fundamentals, significant asset or enterprise value and seasoned management teams, although not all portfolio companies will meet each of these criteria. Our Adviser intends to leverage its deep credit and deal structuring expertise to lend to companies that have unique needs, complex business models or specific business challenges. Our Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.

•Disciplined Portfolio Management.  Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by diversifying portfolios across industry sectors and, with the exception of investment vehicles with a diversified portfolio, limiting positions to no more than 5% of our portfolio.

•Manage Risk Through Loan Structures.  Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions in an effort to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a deal reaches impairment. The platform of our Adviser and its affiliates has the ability to address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which has allowed us to invest and lend during the COVID-19 pandemic and other times of market stress when our competitors may halt or reduce investment activity.

•Completion of Rotation out of Non-Core Investments.  Since an Oaktree affiliate became our investment adviser, Oaktree and its affiliates have reduced the investments identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which is approximately $128 million at fair value as of September 30, 2020. Our Adviser intends to generate a competitive return on equity and sustainable, consistent dividends through (1) opportunistically investing across the capital structure, (2) seeking to take advantage of dislocations in financing markets and other situations that may benefit from our Adviser’s restructuring expertise and (3) generating capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.

Our Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy and important in times of market dislocation, including during the COVID-19 pandemic. We believe this philosophy strongly aligns with the interests of our stockholders. Our Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
Identification of Investment Opportunities
The Investment Professionals employ a rigorous process to identify and evaluate potential investments. Central to the Investment Professionals’ investment process is the goal of exploiting market dislocations and inefficiencies driven by macro factors, market-level changes and company characteristics.
Macro Factors
Macro factors that drive market dislocations occur throughout the global economy and include sovereign debt crises, political elections, global pandemics, including during the current COVID-19 pandemic, and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Investment Professionals believe are well below or above their intrinsic values.
Market-Level Changes
We believe that many commercial banks have decreased their lending to middle-market companies in recent years, which has created an opportunity for non-traditional market participants. In addition, we believe that traditional capital providers are focusing on only higher-quality and more liquid opportunities. The lower-rated portion of the market is often less efficiently priced due to limited capital availability, which allows for more attractive risk and return opportunities.
Company Characteristics
Company-specific factors that drive market dislocations include over-leveraged balance sheets, near-term liquidity or maturity issues, secular pressures on businesses, acute shock to company operations (including from government shutdowns), asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or obligations or require a highly structured direct loan.

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

•Covenant Protections.  We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

•Sustainable Cash Flow. Our investment philosophy places emphasis on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies with significant asset or enterprise value in which we can invest at relatively low multiples of normalized operating cash flow. Additionally, we anticipate investing in companies with a demonstrated ability or credible plan to de-lever. Typically, we will not invest in start-up companies, companies having speculative business plans or structures that could impair capital over the long-term although we may target certain earlier stage companies that have yet to reach profitability.

•Experienced Management Team.  We generally will look to invest in portfolio companies with an experienced management team and proper incentive arrangements, including equity compensation, to induce management to succeed and to act in concert with our interests as investors.

•Strong Relative Position in Its Market.  We intend to target companies with what we believe to be established and leading market positions within their respective markets and well-developed long-term business strategies.

•Exit Strategy. We generally intend to invest in companies that we believe will provide us with the opportunity to exit our investments in three to eight years, including through (1) the repayment of the remaining principal outstanding at maturity, (2) the recapitalization of the company resulting in our debt investments being repaid or (3) the sale of the company resulting in the repayment of all of its outstanding debt.

•Geography.  As a Business Development Company, we will invest at least 70% of our investments in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with Investment Company Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Investment Process
Our investment process consists of the following five distinct stages.
Source
Strategic Credit has dedicated sourcing professionals and also leverages its strong market presences and relationships across the global platform of our Adviser and its affiliates to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
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
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser monitors each portfolio company to be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
In addition, in light of the COVID-19 pandemic, our Adviser has been in close contact with many of our portfolio companies to understand their liquidity and solvency positions. We believe that these efforts to closely monitor and identify vulnerable investments will allow us to address potential problems early and provide constructive solutions to our portfolio companies.
Investments
Our investment objective is to generate current income and capital appreciation. We target debt investments that will generate current income and also provide the opportunity for capital appreciation through our ownership of equity securities in certain of our portfolio companies. We seek to structure our debt investments to provide downside protection through strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends, although not all of our investments will meet each of the criteria. Our Adviser has expertise in creative, efficient structuring and institutional knowledge of bankruptcy and restructurings, enabling our Adviser to focus on risk control. Our debt investments may be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2020, 84.1% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We intend to tailor the terms of each investment by negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. Our Adviser is generally focused on middle-market companies. We expect our portfolio to include a mix of senior secured loans, including asset backed loans, unitranche loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments as well as certain structured finance and other non-traditional structures. A substantial source of return is monthly or quarterly interest that we collect on our debt investments, including payment-in-kind, or PIK, interest which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our debt investments generally consist of the following:

•First Lien Loans.    Our first lien loans generally have terms of three to seven years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•Unitranche Loans.    Our unitranche loans generally have terms of five to seven years and provide for a variable or fixed interest rate, contain prepayment penalties and are generally secured by a first priority security interest in all existing and future assets of the borrower. Our unitranche loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit. Unitranche loans typically provide a borrower with all of its capital except for common equity, often with higher interest rates than those associated with traditional first lien loans.

•Second Lien Loans.    Our second lien loans generally have terms of five to eight years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower.

•Mezzanine Loans.    Our mezzanine loans generally have maturities of five to ten years. Mezzanine loans may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or PIK payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment.

•Unsecured Loans.  Our unsecured investments generally have terms of five to ten years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in connection with a senior secured loan, a junior secured loan or a “one-stop” financing.

•Bonds.  We may selectively invest in high yield corporate bonds issued by middle-market companies that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. The bonds in which we may invest are expected to have terms of five to eight years and provide for fixed interest rate payments. We do not expect that these bonds would be secured by any assets of the issuer.
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
SLF JV I
We and Kemper co-invest through SLF JV I, an unconsolidated Delaware limited liability company. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2020, we and Kemper had funded an aggregate of approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2020, we and Kemper had the option to fund additional debt investments in SLF JV I, subject to additional equity funding to SLF JV I from us and Kemper. Additionally, SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, as amended, or the Deutsche Bank I Facility, which permitted up to $250.0 million of borrowings as of September 30, 2020. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required). As of September 30, 2020, our investment in SLF JV I was approximately $117.4 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
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
Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement. From October 17, 2017 through May 3, 2020, we were externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, we and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM.
Management Services
Subject to the overall supervision of our Board of Directors, Oaktree manages our day-to-day operations and provides us with investment advisory services. Under the Investment Advisory Agreement, Oaktree:

•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make;
•executes, closes, monitors and services the investments we make;
•determines what securities and other assets we purchase, retain or sell;
•performs due diligence on prospective portfolio companies; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably required for the investment of our funds.
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
Base Management Fee
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. Effective May 3, 2019, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the SEC with respect to debentures issued by a small business investment company subsidiary. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Management Fee Waiver.”
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
Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•No incentive fee is payable to Oaktree in any quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets.
•100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. We refer to this portion of the incentive fee on income as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 1.8182% on net assets in any fiscal quarter.
•For any quarter in which our pre-incentive fee net investment income exceeds 1.8182% on net assets, the incentive fee on income is equal to 17.5% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.
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

1.Represents 6.0% annualized preferred return.
2.Represents 1.50% annualized management fee.
3.The “catch-up” provision is intended to provide our Adviser with an incentive fee of 17.5% on all of our pre-incentive fee net investment income as if a preferred return did not apply when our net investment income exceeds 1.50% in any calendar quarter and is not applied once our Adviser has received 17.5% of investment income in a quarter. The “catch-up” portion of our pre-incentive fee net investment income is the portion that exceeds the 1.50% preferred return but is less than or equal to approximately 1.8182% (that is, 1.50% divided by (1 - 0.175)) in any fiscal quarter.

Example 2: Incentive Fee on Capital Gains under the Investment Advisory Agreement
Assumptions
•Year 1: $10 million investment made in Company A (“Investment A”), $10 million investment made in Company B (“Investment B”), $10 million investment made in Company C (“Investment C”), $10 million investment made in Company D (“Investment D”) and $10 million investment made in Company E (“Investment E”).
•Year 2: Investment A sold for $20 million, fair market value (“FMV”) of Investment B determined to be $8 million, FMV of Investment C determined to be $12 million, and FMV of Investments D and E each determined to be $10 million.
•Year 3: FMV of Investment B determined to be $8 million, FMV of Investment C determined to be $14 million, FMV of Investment D determined to be $14 million and FMV of Investment E determined to be $16 million.
•Year 4: Investment D sold for $12 million, FMV of Investment B determined to be $10 million, FMV of Investment C determined to be $16 million and FMV of Investment E determined to be $14 million.
•Year 5: Investment C sold for $20 million, FMV of Investment B determined to be $14 million and FMV of Investment E determined to be $10 million.
•Year 6: Investment B sold for $16 million and FMV of Investment E determined to be $8 million.
•Year 7: Investment E sold for $8 million and FMV.

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

The Incentive Fee on Capital Gains under the Investment Advisory Agreement would be:
•Year 1:    None

•Year 2:    Capital Gains Fee = 17.5% multiplied by ($10 million realized capital gains on sale of Investment A less $2 million cumulative capital depreciation) = $1.4 million

•Year 3:    Capital Gains Fee = (17.5% multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.4 million cumulative Capital Gains Fee previously paid = $1.4 million less $1.4 million = $0.00 million

•Year 4:    Capital Gains Fee = (17.5% multiplied by ($12 million cumulative realized capital gains)) less $1.4 million cumulative Capital Gains Fee previously paid = $2.1 million less $1.4 million = $0.7 million

•Year 5:    Capital Gains Fee = (17.5% multiplied by ($22 million cumulative realized capital gains)) less $2.1 million cumulative Capital Gains Fee previously paid = $3.85 million less $2.1 million = $1.75 million

•Year 6:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.85 million cumulative Capital Gains Fee previously paid = $4.55 million less $3.85 million = $0.70 million

•Year 7:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.55 million cumulative Capital Gains Fee previously paid = $4.55 million less $4.55 million = $0.00 million
Collection and Disbursement of Fees Owed to Our Former Adviser
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to our Former Adviser (as defined below) at the end of each quarter. In order to ensure that our Former Adviser received any compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the Investment Advisory Agreement covered the entire quarter in which the Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which our Former Adviser and OCM were serving as investment adviser. This structure allowed OCM to pay our Former Adviser the pro rata portion of the fees that were earned by, but not paid to, our Former Adviser for services rendered to us prior to October 17, 2017 of $1.1 million.
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
Fee Waiver
For the two-year period commencing on October 17, 2017, OCM waived management and incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser (as defined below) in the aggregate under the Former Investment Advisory Agreement (as defined below).
Organization of our Adviser
Our Adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal address of our Adviser is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Board Approval of the Investment Advisory Agreement
Our Board of Directors met in person with OCM to consider the Investment Advisory Agreement on May 3, 2019. At the in-person meeting held on May 3, 2019, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. Such independent directors met separately with independent counsel in connection with their review of the Investment Advisory Agreement and the Brookfield transaction. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by OCM at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

•the nature, extent and quality of services performed by OCM;
•the investment performance of us and funds managed by OCM with a similar investment objective to us;
•the costs of services provided and the profits realized by OCM and its affiliates from their relationship with us;
•the possible economies of scale that would be realized due to our growth;
•whether fee levels reflect such economies of scale for the benefit of investors;
•comparisons of services rendered to and fees paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other OCM clients; and
•whether consummation of the Brookfield transaction would have any effect on the above considerations.
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
Our Board of Directors met with Oaktree and OCM to consider to the approval of the novation and assumption of the Investment Advisory Agreement by OCM and Oaktree, respectively, and of the new Investment Advisory Agreement between the Company and Oaktree. On April 30, 2020, our Board of Directors, including all of the independent directors, unanimously approved the novation and assumption of the Investment Advisory Agreement with OCM and entry into the Investment Advisory Agreement with Oaktree. In reaching such decision, our Board of Directors considered, among other items, that the level and quality of services and the personnel providing such services would remain unchanged, that Oaktree and OCM are under common control and that the terms and conditions of the Investment Advisory Agreement (other than the parties) would remain unchanged.

Payment of Our Expenses
Our primary operating expenses are the payment of (i) a base management fee and any incentive fees and (ii) the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement. Our management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•expenses of offering our debt and equity securities;
•the investigation and monitoring of our investments;
•the cost of calculating our net asset value;
•the cost of effecting sales and repurchases of shares of our common stock and other securities;
•management and incentive fees payable pursuant to the Investment Advisory Agreement;
•fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•transfer agent, trustee and custodial fees;
•interest payments and other costs related to our borrowings;
•fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);
•federal and state registration fees;
•any exchange listing fees;
•federal, state and local taxes;
•independent directors’ fees and expenses;
•brokerage commissions;
•costs of mailing proxy statements, stockholders’ reports and notices;
•costs of preparing government filings, including periodic and current reports with the SEC;
•fidelity bond, liability insurance and other insurance premiums; and
•printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our administrator or us in connection with administering our business, including payments under the Administration Agreement.
Former Investment Advisory Agreement
Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, which we refer to as our “Former Adviser”. The following is a description of the Former Investment Advisory Agreement, which was terminated on October 17, 2017.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSI, a publicly-traded Business Development Company, and Oaktree Strategic Income II, Inc., or OSI II, a private Business Development Company. All of our executive officers serve in substantially similar capacities for OCSI and OSI II, all of our independent directors serve as independent directors of OCSI, and one of our independent directors serves as an independent director of OSI II. OCSI has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II also makes similar investments. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSI, OSI II and us as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders.
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
In addition, on October 18, 2017, affiliates of our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as our Adviser, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. We, with our Adviser and certain other affiliates, have submitted an application to the SEC for exemptive relief that would modify the terms of our existing exemptive relief to allow proprietary accounts to participate in co-investment transactions subject to certain conditions. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.
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

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

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
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:
•at all times during each taxable year, have in effect an election to be treated as a Business Development Company under the Investment Company Act;

•derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•diversify our holdings so that at the end of each quarter of the taxable year:

◦(i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦(ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
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
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.
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
Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on public companies and their insiders. For example:

•pursuant to Rule 13a-14 under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. Our independent registered public accounting firm is required to audit our internal control over financial reporting.
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

Stock Exchange Corporate Governance Regulations
The Nasdaq Stock Market LLC has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance regulations as applicable to us.

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
An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.
•As a result of the COVID-19 pandemic and related government actions, certain of our portfolio companies are distressed, and we have opportunistically acquired the securities and obligations of distressed companies. These and future investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

•Global economic, political and market conditions, including those caused by the current public health crisis, have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.
•Changes in interest rates, changes in the method for determining the London Interbank Offered Rate, or LIBOR, and the potential replacement of LIBOR may affect our cost of capital and net investment income.
•A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
•Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.
•Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•There are significant potential conflicts of interest that could adversely impact our investment returns.
•Regulations governing our operation as a Business Development Company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
•Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.
•Shares of closed-end investment companies, including Business Development Companies, may trade at a discount to their net asset value.
•The market price of our common stock may fluctuate significantly.
•There are risks related to the Mergers that could adversely impact us or our stockholders.
•Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.

Risks Relating to the COVID-19 Pandemic
Global economic, political and market conditions caused by the current public health crisis have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments around the world, including the United States, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores. Such restrictions and closures impacted supply chains, consumer demand and/or the operations of many businesses. As jurisdictions around the United States and the world continue to experience surges in cases of COVID-19 and governments consider pausing the lifting of or re-imposing restrictions, there is considerable uncertainty surrounding the full economic impact of the coronavirus pandemic and the long-term effects on the U.S. and global financial markets.

Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events negatively impacted the fair value of the investments that we held and, if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

In addition, the restrictions and closures and related market conditions resulted in, and if re-imposed in the future, could further result in certain of our portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies.  The financial results of middle-market companies, like those in which we invest, experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increased health and safety expenses, payroll costs and other operating expenses.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.
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
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined (to the extent it continues beyond 2021). Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings.
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
It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard. In anticipation of the cessation of LIBOR, we may need to renegotiate the Credit Facility and any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under the Credit Facility.
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
Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. When our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the Investment Company Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). We cannot assure you that equity financing will be available to us on favorable terms, or at all.  If additional funds are not available to us, we could be forced to curtail or cease new investment activities.
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
We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we may use the net proceeds to pay down outstanding debt or we may invest the net proceeds of an offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.
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

Risks Relating to Conflicts of Interest

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

Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSI, a publicly-traded Business Development Company, and OSI II, a private Business Development Company. All of our executive officers serve in substantially similar capacities for OCSI and OSI II, all of our independent directors serve as independent directors of OCSI, and one of our independent directors serves as an independent director of OSI II. OCSI has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II also makes similar investments. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSI, OSI II and us as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders. An investment in us is not an investment in any of these other entities.

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
In addition, on October 18, 2017, affiliates of our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as our Adviser, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. We, with our Adviser and certain other affiliates, have submitted an application to the SEC for exemptive relief that would modify the terms of our existing exemptive relief to allow proprietary accounts to participate in co-investment transactions subject to certain conditions. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.

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

Risks Relating to Our Use of Leverage and the Credit Facility

Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our senior secured revolving credit facility, as amended and restated, or the Credit Facility. On November 30, 2017, we entered into the Credit Facility, pursuant to a Senior Secured Revolving Credit Agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, have issued our 3.500% notes due 2025, or the 2025 Notes or the Notes, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2020, we had $414.8 million of outstanding indebtedness under the Credit Facility and $300.0 million of outstanding 2025 Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2020 was 2.7% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2020 total assets of at least 1.21%. If we are unable to meet the financial obligations under the Credit Facility, the lenders under the Credit Facility will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2025 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

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

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-19.89%	-11.02%	-2.14%	6.74%	15.61%

For purposes of this table, we have assumed $1.6 billion in total assets (less all liabilities and indebtedness not represented by senior securities), $714.8 million in debt outstanding, $914.9 million in net assets as of September 30, 2020, and a weighted average interest rate of 2.7% as of September 30, 2020 (exclusive of deferred financing costs). Actual interest payments may be different.

Substantially all of our assets are subject to security interests under the Credit Facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of September 30, 2020, substantially all of our assets were pledged as collateral under the Credit Facility and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

Risks Related to Distributions

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

To maintain our tax status as a RIC and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

•The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of the sum of our net taxable income plus realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are and may, in the future, be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level income tax.

•The 90% Gross Income Test will be satisfied if we earn at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources.

•The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could cause us to incur substantial losses.

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

We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service, or the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash (which generally may not be less than 20% of the value of the overall distribution or 10% for distributions declared on or after April 1, 2020 and on or before December 31, 2020), each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on a distribution, such sales may put downward pressure on the trading price of our stock.
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
Among other things, our portfolio companies:
•may have limited financial resources, may have limited or negative EBITDA and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms;
•may not have collateral sufficient to pay any outstanding interest or principal due to us in the event of a default by these companies;
•are more likely to depend on the management talents and efforts of a small group of people; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•may have difficulty accessing the capital markets to fund capital needs, which may limit their ability to grow or repay outstanding indebtedness at maturity;

•may not have audited financial statements or be subject to the Sarbanes-Oxley Act and other rules that govern public companies;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition.
These factors may make certain of our portfolio companies more susceptible to the adverse effects of the COVID-19 pandemic and resulting government regulations. As a result of the limitations associated with certain of our portfolio companies, we must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. In addition, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
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
As of September 30, 2020, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
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
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of Business Development Companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•inability to obtain any exemptive relief that may be required by us from the SEC;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and Business Development Companies;
•loss of our Business Development Company or RIC status;
•changes in earnings or variations in operating results or distributions that exceed our net investment income;
•increases in expenses associated with defense of litigation and responding to SEC inquiries;
•changes in accounting guidelines governing valuation of our investments;
•changes in the value of our portfolio of investments and any derivative instruments, including as a result of general economic conditions, interest rate shifts and changes in the performance of our portfolio companies;
•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•departure of our Adviser’s key personnel; and
•general economic trends and other external factors, including those related to the COVID-19 pandemic.
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
Certain provisions of our restated certificate of incorporation and fourth amended and restated bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.
Our restated certificate of incorporation and our fourth amended and restated bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

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
The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2020, we had $414.8 million of outstanding borrowings under our Credit Facility, all of which is secured.
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
The indentures under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the Investment Company Act as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions, whether or not we continue to be subject to such provisions of the Investment Company Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
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

Risks Relating to the Mergers
Sales of shares of our common stock after the completion of the Mergers may cause the trading price of our common stock to decline.
At the effective time of the Merger, or the Effective Time, each share of common stock, par value $0.01 per share, of OCSI, or the OCSI Common Stock, issued and outstanding immediately prior to the Effective Time (other than shares owned by us or any of our consolidated subsidiaries, or the Cancelled Shares), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares. For illustrative purposes, based on September 30, 2020 net asset values and excluding transaction costs and other tax-related distributions, we would issue approximately 1.394 shares of our common stock for each share of OCSI Common Stock outstanding, resulting in pro forma ownership of 77.4% for our current stockholders and 22.6% for current OCSI stockholders. Former OCSI stockholders may be required to or decide to sell the shares of our common stock that they receive pursuant to the

Merger Agreement. In addition, our stockholders may decide not to hold their shares of our common stock after completion of the Mergers. In each case, such sales of our common stock could have the effect of depressing the trading price for our common stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
Most of our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers unless they hold a comparable or greater percentage ownership in OCSI as they do in us prior to the Mergers. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies. In addition, prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, we and OCSI may issue additional shares of our commons stock and OCSI Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders.
We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of OCSI’s investment portfolio with our investment portfolio, the integration of OCSI’s business with our business and the ability to rotate certain investments currently held by OCSI into higher yielding assets. There can be no assurance that OCSI’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of OCSI’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
We also expect to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and OCSI’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine OCSI investment portfolio or business with our operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.
If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including:
•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers; and

•the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed.

The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, include a termination fee of $20.0 million payable by third parties to OCSI under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The Mergers are subject to closing conditions, including certain approvals of our and OCSI’s respective stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that OCSI’s stockholders adopt the Merger Agreement and approve the Mergers may not be waived under applicable law and must be satisfied for the Mergers to be completed. If OCSI stockholders do not adopt the Merger Agreement and approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition, the closing condition that our stockholders approve the issuance of shares of our common stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If our stockholders do not approve the issuance of shares of our common stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our and OCSI’s stockholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
We may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.
Certain conditions to our obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement with OCSI. In the event that any such waiver does not require resolicitation of stockholders, we will have the discretion to complete the Mergers without seeking further stockholder approval. The conditions requiring the approval of our and OCSI’s stockholders, however, cannot be waived.
We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.
The market price of our common stock after the Mergers may be affected by factors different from those affecting our common stock currently.
Our business and OCSI’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations and trading price of each of us and OCSI, such as a larger stockholder base, a different portfolio composition and a different capital structure.
Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.

General Risk Factors

Economic recessions or downturns, such as the current recession, may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.

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
When recessionary conditions exist, such as current recession, the financial results of middle-market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, there can be reduced demand for certain of our portfolio companies’ products and services and/or other economic consequences, such as decreased margins or extended payment terms. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom commenced its withdrawal from the EU on January 31, 2020, the transition and its surrounding negotiations are ongoing, which creates uncertainty, which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

PART I — FINANCIAL INFORMATION

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

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2019
First quarter	$6.19	$5.01	$4.08	(19.1)%	(34.1)%	$0.095
Second quarter	$6.55	$5.29	$4.20	(19.2)%	(35.9)%	$0.095
Third quarter	$6.60	$5.75	$5.13	(12.9)%	(22.3)%	$0.095
Fourth quarter	$6.60	$5.50	$5.01	(16.7)%	(24.1)%	$0.095
Year ended September 30, 2020
First quarter	$6.61	$5.52	$5.00	(16.5)%	(24.4)%	$0.095
Second quarter	$5.34	$5.65	$2.33	5.8%	(56.4)%	$0.095
Third quarter	$6.09	$4.90	$3.00	(19.5)%	(50.7)%	$0.095
Fourth quarter	$6.49	$5.23	$4.29	(19.4)%	(33.9)%	$0.105
Year ending September 30, 2021
First quarter (through November 17, 2020)	*	$5.29	$4.52	*	*	$0.11(4)
__________
* Not determinable at the time of filing.
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low sales price less NAV, divided by NAV.
(3)Represents the distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. Distributions by us are generally taxable to U.S. stockholders as ordinary income or capital gains.
(4)On November 13, 2020, our Board of Directors declared a distribution of $0.11 per share payable on December 31, 2020 to stockholders of record on December 15, 2020.
The last reported price for our common stock on November 17, 2020 was $5.20 per share, which represented a 19.9% discount to our NAV as of September 30, 2020. As of November 17, 2020, we had 61 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2020.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo BDC Total Return Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2015 and its relative performance is tracked through September 30, 2020. The stock performance graph shows returns during management by the Former Adviser for the periods from September 30, 2015 through October 16, 2017 and during management by Oaktree and its affiliates for the period from October 17, 2017 through September 30, 2020.

	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020
Oaktree Specialty Lending Corporation	100.00	107.43	110.46	108.94	122.66	124.64
S&P 500	100.00	115.43	136.91	161.43	168.30	193.80
Russell 2000 Financial Services	100.00	115.91	141.96	151.60	149.55	115.08
Wells Fargo BDC Total Return Index	100.00	121.53	133.53	137.98	148.03	114.90

Stock Repurchase Program
We did not repurchase shares of our common stock during the years ended September 30, 2020 and 2019.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	Up to $15	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	2.63%	(5)
Incentive fees (17.5%)	1.66%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	2.58%	(7)
Other expenses	0.78%	(8)
Acquired fund fees and expenses	0.96%	(9)
Total annual expenses	8.61%	(10)
__________
(1)If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated offering expenses.
(3)The expenses of administering our dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees under the plan are paid by us. If a participant elects by notice to the plan administrator in advance of termination to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of up to $15 plus a $0.10 per share fee from the proceeds.
(4)Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus supplement, if any.
(5)Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of our total gross assets at the end of each quarter, including any investment made with borrowings, but excluding cash and cash equivalents; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the value of our total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents, that exceeds the product of (i) 200% (calculated in accordance with the Investment Company Act and giving effect to exemptive relief we have received with respect to debentures issued by a small business investment company subsidiary) and (ii) our net assets. For purposes of this table, we have assumed $1.6 billion of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2020. See “Item 1. Business - Investment Advisory and Management Agreement - Management Fee” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Management Fee Waiver.”
(6)The incentive fee consists of two parts. Under the Investment Advisory Agreement, the incentive fee on income is calculated and payable quarterly in arrears based upon our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature. See “Item 1. Business - Investment Advisory and Management Agreement - Management Fee” for additional information.

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

For the two-year period commencing on October 17, 2017, OCM agreed to waive, to the extent necessary, any management or incentive fees payable to OCM that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. For illustrative purposes, however, the table above assumes that no management or incentive fees payable to OCM were waived by OCM pursuant to this waiver.
The incentive fee referenced in the table above is based on actual amounts of the incentive fee on income incurred during the year ended September 30, 2020 and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2020.
(7)“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as the weighted average interest rate in effect as of September 30, 2020 multiplied by the actual debt outstanding as of September 30, 2020 of $714.8 million. The weighted average interest rate for our borrowings as of September 30, 2020 was 2.7% (exclusive of deferred financing costs). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.
(8)“Other expenses” are based on estimated amounts for the current fiscal year. These expenses include certain expenses allocated to us under the Investment Advisory Agreement, including travel expenses incurred by the Adviser’s personnel in connection with investigating and monitoring our investments, such as investment due diligence.
(9)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be an investment company under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act ("Acquired Funds") in which we invest. This amount includes the annual expenses of SLF JV I. There are no fees paid by SLF JV I to the Adviser. See "Management Discussion and Analysis - Senior Loan Fund I LLC" and Note 3 to our Consolidated Financial Statements in this Form 10-K for more information on SLF JV I. The annual expenses of SLF JV I include interest payments on the subordinated notes held by Kemper, which represented 13.0% of such expenses, and exclude interest payments on the subordinated notes held by us.
(10)“Total annual expenses” is presented as a percentage of net assets attributable to common stockholders because our common stockholders bear all of our fees and expenses and includes all fees and expenses of our consolidated subsidiaries. “Total annual expenses” does not reflect any potential provision (benefit) for income taxes because of the uncertainties associated with determining such amounts in future periods.

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

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$70	$211	$356	$729
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$85	$255	$425	$853
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee based on pre-incentive fee net investment income under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger a greater incentive fee, our expenses, and returns to our investors, would be higher. For purposes of this example, we have assumed that as of October 1, 2020, the sum of our realized capital losses and unrealized capital depreciation on a cumulative basis since October 1, 2018 equaled zero. In addition, while the example assumes reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the cash distribution payable to a participant by either (i) the greater of (a) the current NAV per share of our common stock and (b) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our Board of Directors in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below NAV.
Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018 (1)	Year ended September 30, 2017	Year ended September 30, 2016
Net asset value per share at beginning of period	$6.60	$6.09	$6.16	$7.97	$9.00
Net investment income (2)	0.51	0.48	0.43	0.51	0.72
Net unrealized appreciation (depreciation) (2)	(0.14)	0.27	0.73	(0.69)	(0.33)
Net realized gains (losses) (2)	(0.10)	0.14	(0.83)	(1.21)	(0.84)
Provision for income tax (expense) benefit (2)	0.01	—	—	—	—
Distributions of net investment income to stockholders	(0.39)	(0.38)	(0.27)	(0.47)	(0.67)
Tax return of capital	—	—	(0.13)	—	(0.05)
Net issuance/repurchases of common stock	—	—	—	0.05	0.14
Net asset value per share at end of period	$6.49	$6.60	$6.09	$6.16	$7.97
Per share market value at beginning of period	$5.18	$4.96	$5.47	$5.81	$6.17
Per share market value at end of period	$4.84	$5.18	$4.96	$5.47	$5.81
Total return (3)	2.10%	12.56%	(1.49)%	2.84%	7.02%
Common shares outstanding at beginning of period	140,961	140,961	140,961	143,259	150,263
Common shares outstanding at end of period	140,961	140,961	140,961	140,961	143,259
Net assets at beginning of period	$930,630	$858,035	$867,657	$1,142,288	$1,353,094
Net assets at end of period	$914,879	$930,630	$858,035	$867,657	$1,142,288
Average net assets (4)	$871,305	$909,264	$841,583	$1,018,498	$1,229,639
Ratio of net investment income to average net assets	8.26%	7.47%	7.13%	7.13%	8.68%
Ratio of total expenses to average net assets	7.57%	9.65%	9.51%	10.49%	13.09%
Ratio of net expenses to average net assets	8.16%	8.78%	9.35%	10.35%	11.48%
Ratio of portfolio turnover to average investments at fair value	38.99%	32.50%	67.66%	39.06%	23.39%
Weighted average outstanding debt (5)	$647,080	$573,891	$608,553	$982,372	$1,190,105
Average debt per share (2)	$4.59	$4.07	$4.32	$6.95	$8.07
Asset coverage ratio at end of period (6)	227.22%	294.91%	232.98%	227.40%	220.84%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree or its affiliates. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of debt outstanding for the period.
(6)	Based on outstanding senior securities of $714.8 million, $476.1 million, $643.4 million, $680.7 million and $946.5 million as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Net asset value at beginning of period	$9.64	$9.85	$9.92	$10.07	$10.43
Net investment income (4)	0.75	1.00	1.04	1.11	1.05
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	(0.46)	(0.23)	0.12	0.70	(0.10)
Net realized gain (loss) on investments, interest rate swap and secured borrowings (4)	(0.19)	0.02	(0.24)	(0.81)	(0.47)
Distributions of net investment income to stockholders (4)	(0.79)	(0.94)	(0.90)	(1.04)	(1.20)
Tax return of capital (4)	—	(0.06)	(0.25)	(0.14)	(0.06)
Net issuance/repurchase of common stock (4)	0.05	—	0.16	0.03	0.42
Net asset value at end of period	$9.00	$9.64	$9.85	$9.92	$10.07
Per share market value at beginning of period	$9.18	$10.29	$10.98	$9.32	$11.14
Per share market value at end of period	$6.17	$9.18	$10.29	$10.98	$9.32
Total return (1)	(27.18)%	(0.97)%	4.89%	32.59%	(6.76)%
Common shares outstanding at beginning of period	153,340	139,041	91,048	72,376	54,550
Common shares outstanding at end of period	150,263	153,340	139,041	91,048	72,376
Net assets at beginning of period	$1,478,475	$1,368,872	$903,570	$728,627	$569,172
Net assets at end of period	$1,353,094	$1,478,475	$1,368,872	$903,570	$728,627
Average net assets (2)	$1,413,357	$1,393,635	$1,095,225	$790,921	$677,354
Ratio of net investment income to average net assets	8.13%	10.23%	10.50%	11.13%	9.91%
Ratio of total expenses to average net assets (excluding base management fee waiver)	10.69%	10.91%	9.95%	9.95%	8.79%
Base management fee waiver effect	(0.04)%	(0.05)%	(0.21)%	—%	—%
Ratio of net expenses to average net assets	10.65%	10.86%	9.74%	9.95%	8.79%
Ratio of portfolio turnover to average investments at fair value	23.02%	25.50%	38.22%	29.74%	7.26%
Weighted average outstanding debt (3)	$1,228,413	$1,110,021	$597,596	$421,366	$247,549
Average debt per share (4)	$8.02	$7.82	$5.42	$5.30	$3.86
Asset coverage ratio at end of period (5)	238.95%	259.50%	394.86%	385.71%	332.76%
 __________

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.
(2)	Calculated based upon the weighted average net assets for the period.
(3)	Calculated based upon the weighted average of loans payable for the period.
(4)	Calculated based upon weighted average shares outstanding for the period.
(5)	Based on outstanding senior securities of $975.3 million, $928.4 million, $464.3 million, $316.3 million and $313.0 million as of September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

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
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Financial Statements and Supplementary Data." The financial information as of and for the fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016 set forth below was derived from our audited financial statements and related notes which are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

	As of and for the Years Ended
(dollars in thousands, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016
Statement of Operations data:
Total investment income	$143,133	$147,702	$138,722	$177,964	$247,872
Base management fee	22,895	22,343	22,652	31,369	41,483
Part I incentive fee	15,194	14,873	10,485	10,713	22,091
Part II incentive fee	(5,557)	10,194	—	—	—
Fees waived	5,200	(7,990)	(1,342)	(240)	(338)
All other expenses	33,409	40,373	46,881	64,729	97,338
Insurance recoveries	—	—	—	(1,259)	(19,429)
Net investment income	71,992	67,909	60,046	72,652	106,727
Net unrealized appreciation (depreciation)	(20,614)	38,457	102,605	(97,839)	(48,000)
Net realized gains (losses)	(13,924)	20,805	(115,267)	(171,782)	(125,283)
Provision for income tax (expense) benefit	1,770	(1,011)	(622)	—	—
Net increase (decrease) in net assets resulting from operations	39,224	126,160	46,762	(196,969)	(66,556)
Per share data:
Net asset value per common share at period end	$6.49	$6.60	$6.09	$6.16	$7.97
Market price at period end	4.84	5.18	4.96	5.47	5.81
Net investment income	0.51	0.48	0.43	0.51	0.72
Net realized and unrealized gains (losses), net of taxes	(0.23)	0.41	(0.10)	(1.90)	(1.17)
Net increase (decrease) in net assets resulting from operations	0.28	0.89	0.33	(1.39)	(0.45)
Distributions per common share	0.39	0.38	0.40	0.465	0.72
Balance Sheet data at period end:
Total investments at fair value	$1,573,851	$1,438,042	$1,491,201	$1,541,755	$2,165,491
Cash, cash equivalents and restricted cash	39,096	15,406	13,489	59,913	130,362
Other assets	27,765	27,590	46,768	14,380	47,432
Total assets	1,640,712	1,481,038	1,551,458	1,616,048	2,343,285
Total liabilities	725,833	550,408	693,423	748,391	1,200,997
Total net assets	914,879	930,630	858,035	867,657	1,142,288
Other data:
Weighted average yield on debt investments (1)	8.3%	8.9%	8.4%	9.6%	10.4%
Number of portfolio companies at period end	113	104	113	125	129

(1)Weighted average yield is calculated based upon our debt investments at fair value, including the return on the subordinated note investment in SLF JV I, at the end of the period.

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
•the ability of Oaktree to reposition our portfolio and to implement Oaktree's future plans with respect to our business;
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in this annual report on Form 10-K.
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
•general considerations associated with the COVID-19 pandemic;
•the ability of the parties to consummate the Mergers on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the proposed Mergers;
•the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our stockholders or the stockholders of OCSI with respect to the proposals submitted for their approval in connection with the Mergers; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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

We are externally managed by Oaktree pursuant to the Investment Advisory Agreement. The Oaktree Administrator, an affiliate of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to the Administration Agreement.
Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. Our portfolio may also include certain structured finance and other non-traditional structures. We invest in companies that typically possess resilient business models with strong underlying fundamentals. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from Oaktree’s credit and structuring expertise, including during the COVID-19 pandemic. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $128 million at fair value as of September 30, 2020. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
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
As of September 30, 2020, 88.3% of our debt investment portfolio (at fair value) and 88.8% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of the Credit Facility, which matures in 2024. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard.
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

The fair value of our investments as of September 30, 2020 and September 30, 2019 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2020, 93.1% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of September 30, 2020 and September 30, 2019, approximately 95.9% and 97.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of OID is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2020, there were two investments on which we had stopped accruing cash and/or PIK interest or OID income.
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
Dividend Income
We generally recognize dividend income on the ex-dividend date for public securities and the record date for private equity investments. Distributions received from private equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from private equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies and SLF JV I, a joint venture through which we and Kemper co-invest in senior secured loans of middle-market companies and other corporate debt securities. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).
During the fiscal year ended September 30, 2020, we originated $816.1 million of investment commitments in 59 new and 23 existing portfolio companies and funded $732.7 million of investments.
During the fiscal year ended September 30, 2020, we received $563.5 million of proceeds from prepayments, exits, other paydowns and sales and exited 48 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2020	September 30, 2019
Cost:
Senior secured debt	80.58%	77.35%
Debt investment in SLF JV I	5.77	6.36
Subordinated debt	4.64	6.88
Common equity and warrants	3.69	3.48
LLC equity interests of SLF JV I	2.95	3.26
Preferred equity	2.37	2.67
Total	100.00%	100.00%

	September 30, 2020	September 30, 2019
Fair value:
Senior secured debt	84.06%	78.64%
Debt investment in SLF JV I	6.12	6.69
Subordinated debt	4.17	5.65
Common equity and warrants	2.40	4.10
Preferred equity	1.90	2.82
LLC equity interests of SLF JV I	1.35	2.10
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2020	September 30, 2019
Cost:
Application Software	9.71%	8.73%
Multi-Sector Holdings (1)	8.87	9.67
Data Processing & Outsourced Services	6.57	6.46
Pharmaceuticals	5.96	3.92
Biotechnology	5.36	5.43
Health Care Services	4.26	6.62
Specialized Finance	3.11	3.52
Personal Products	3.00	—
Property & Casualty Insurance	2.88	4.83
Specialty Chemicals	2.68	2.10
Movies & Entertainment	2.68	1.25
Integrated Telecommunication Services	2.67	2.23
Real Estate Services	2.34	2.60
Fertilizers & Agricultural Chemicals	2.02	—
Auto Parts & Equipment	2.02	2.82
Oil & Gas Refining & Marketing	1.87	2.01
Internet Services & Infrastructure	1.72	2.15
Aerospace & Defense	1.68	2.23
Managed Health Care	1.65	1.83
Oil & Gas Storage & Transportation	1.59	0.77
Electronic Components	1.53	—
Research & Consulting Services	1.49	2.30
Education Services	1.37	1.04
Airport Services	1.34	—
Health Care Supplies	1.30	—
Health Care Technology	1.29	3.37
Independent Power Producers & Energy Traders	1.29	—
Electrical Components & Equipment	1.25	1.40
Systems Software	1.24	2.10
General Merchandise Stores	1.15	1.25
Diversified Support Services	1.13	1.24
Insurance Brokers	1.05	—
Hotels, Resorts & Cruise Lines	0.92	—
Diversified Real Estate Activities	0.92	—
Industrial Machinery	0.90	1.13
IT Consulting & Other Services	0.89	0.99
Internet & Direct Marketing Retail	0.89	—
Apparel, Accessories & Luxury Goods	0.82	1.20
Advertising	0.82	2.80
Construction & Engineering	0.80	1.55
Health Care Distributors	0.77	1.49
Metal & Glass Containers	0.68	—
Airlines	0.63	0.70
Restaurants	0.61	0.20
Trading Companies & Distributors	0.61	0.68
Commercial Printing	0.47	0.40
Food Retail	0.41	0.96
Oil & Gas Equipment & Services	0.20	0.80
Health Care Facilities	0.19	—
Construction Materials	0.13	—
Leisure Facilities	0.11	0.12
Specialty Stores	0.08	0.09
Thrifts & Mortgage Finance	0.06	0.08
Specialized REITs	0.01	0.55
Other Diversified Financial Services	0.01	0.01
Alternative Carriers	—	1.94
Interactive Media & Services	—	1.44
Household Appliances	—	0.52
Environmental & Facilities Services	—	0.39
Human Resource & Employment Services	—	0.05
Department Stores	—	0.04
Total	100.00%	100.00%

	September 30, 2020	September 30, 2019
Fair value:
Application Software	10.21%	9.00%
Multi-Sector Holdings (1)	7.74	8.94
Pharmaceuticals	6.55	4.18
Data Processing & Outsourced Services	6.33	6.83
Biotechnology	6.14	5.96
Health Care Services	3.81	4.06
Personal Products	3.24	—
Specialized Finance	3.08	3.58
Property & Casualty Insurance	2.97	5.16
Movies & Entertainment	2.77	1.29
Integrated Telecommunication Services	2.61	2.01
Specialty Chemicals	2.48	1.64
Real Estate Services	2.40	2.75
Fertilizers & Agricultural Chemicals	2.14	—
Auto Parts & Equipment	1.99	2.82
Oil & Gas Refining & Marketing	1.90	2.20
Managed Health Care	1.70	1.93
Internet Services & Infrastructure	1.69	2.26
Electronic Components	1.69	—
Oil & Gas Storage & Transportation	1.64	0.83
Aerospace & Defense	1.56	2.35
Research & Consulting Services	1.54	2.60
Health Care Technology	1.40	3.64
Health Care Supplies	1.37	—
Airport Services	1.35	—
Independent Power Producers & Energy Traders	1.32	—
Systems Software	1.30	2.19
Electrical Components & Equipment	1.30	1.39
Insurance Brokers	1.15	—
General Merchandise Stores	1.14	1.18
Diversified Support Services	1.12	1.30
Hotels, Resorts & Cruise Lines	1.09	—
Diversified Real Estate Activities	1.07	—
Internet & Direct Marketing Retail	0.97	—
IT Consulting & Other Services	0.88	0.96
Construction & Engineering	0.86	1.67
Advertising	0.85	2.59
Airlines	0.83	1.12
Health Care Distributors	0.78	1.53
Metal & Glass Containers	0.75	—
Industrial Machinery	0.74	1.17
Trading Companies & Distributors	0.64	0.72
Restaurants	0.50	0.19
Apparel, Accessories & Luxury Goods	0.50	0.92
Commercial Printing	0.47	0.41
Education Services	0.45	—
Food Retail	0.44	1.04
Health Care Facilities	0.23	—
Oil & Gas Equipment & Services	0.16	0.95
Construction Materials	0.13	—
Thrifts & Mortgage Finance	0.02	0.05
Specialized REITs	0.01	0.57
Leisure Products	—	1.05
Alternative Carriers	—	2.06
Interactive Media & Services	—	1.56
Household Appliances	—	0.53
Environmental & Facilities Services	—	0.41
Leisure Facilities	—	0.33
Human Resource & Employment Services	—	0.05
Department stores	—	0.03
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in SLF JV I, collateralized loan obligations and certain limited partnership interests.

Loans and Debt Securities on Non-Accrual Status
As of September 30, 2020 and September 30, 2019, there were two and three investments, respectively, on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2020 and September 30, 2019 were as follows:

	September 30, 2020				September 30, 2019
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,500,364	98.79%	$1,483,284	99.89%	$1,311,849	95.72%	$1,305,718	99.79%
PIK non-accrual (1)	12,661	0.83	—	—	12,661	0.92	—	—
Cash non-accrual (2)	5,712	0.38	1,571	0.11	46,107	3.36	2,706	0.21
Total	$1,518,737	100.00%	$1,484,855	100.00%	$1,370,617	100.00%	$1,308,424	100.00%
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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. On December 28, 2018, we and Kemper directed the redemption of our holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC, or the Equity Interests, were distributed in-kind to each of us and Kemper, based upon our respective holdings of mezzanine notes. Upon such distribution, we and Kemper each then directed that a portion of our respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I, or the SLF JV 1 Subordinated Notes, and the mezzanine notes issued by SLF Repack Issuer 2016, LLC, or the SLF Repack Notes, collectively are referred to as the SLF JV I Notes. Prior to their redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2020 and September 30, 2019, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank I Facility, which permitted up to $250.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2020 and September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2020, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of September 30, 2020, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $167.9 million and $170.2 million of borrowings were outstanding as of September 30, 2020 and September 30, 2019, respectively.
As of September 30, 2020, the Deutsche Bank I Facility includes a waiver period (which extends through January 3, 2021) during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic (subject to SLF JV I’s ability to earlier terminate such period in certain circumstances).

As of September 30, 2020 and September 30, 2019, SLF JV I had total assets of $313.5 million and $360.9 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 56 and 51 portfolio companies as of September 30, 2020 and September 30, 2019, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of September 30, 2020, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Subordinated Notes of $117.4 million in aggregate at fair value. As of September 30, 2019, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Subordinated Notes of $126.3 million in aggregate at fair value.
As of each of September 30, 2020 and September 30, 2019, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2020 and September 30, 2019, we and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of September 30, 2020 and September 30, 2019, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Senior secured loans (1)	$307,579	$340,960
Weighted average interest rate on senior secured loans (2)	5.44%	6.57%
Number of borrowers in SLF JV I	56	51
Largest exposure to a single borrower (1)	$10,487	$10,835
Total of five largest loan exposures to borrowers (1)	$49,097	$50,510
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%	Diversified Support Services	$9,206	$9,170	$9,029
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,373	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	6,038	5,914	5,781	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,051	2,981	3,311	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.15%	Integrated Telecommunication Services	4,643	4,450	4,527
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,623	9,566
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	7,960	7,880	6,846	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,828	2,282	1,248	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,550	4,526	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(5)	(8)	(4)(5)
Total Apptio, Inc.					4,545	4,518
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,468	6,324	6,015	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.15%	Data Processing & Outsourced Services	9,775	9,758	9,251
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%	Systems Software	7,532	7,448	7,331	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	7,331	7,306	5,600
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,990	3,792	3,960
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,184	7,112	6,842	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	3.76%	Advertising	331	290	302
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,437	7,262	7,228
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	5,940	5,895	5,895
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%	Internet Services & Infrastructure	7,960	7,940	7,879
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%	Distributors	943	902	924
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,481	7,406	7,461
Frontier Communications Corporation	First Lien Term Loan, PRIME+2.75% cash due 6/15/2024	6.00%	Integrated Telecommunication Services	3,939	3,901	3,887
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,781	7,734	7,684

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	$2,231	$2,187	$2,185
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	6,000	5,979	5,790	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	3,970	3,930	3,923
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,541	3,598
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	971	801	1,011	(5)
Total Intelsat Jackson Holdings S.A.					4,342	4,609
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	5,322	5,308	5,302
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%	Application Software	5,000	4,876	4,842
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,546	4,481	4,192	(4)
	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(7)	(38)	(4)(5)
Total Mindbody, Inc.					4,474	4,154
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,830	3,795	3,737	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	(4)	(4)(5)
	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(8)	(4)(5)
Total MRI Software LLC					3,791	3,725
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	5,970	5,940	5,849
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	1,006	1,006	786	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	—	(4)
Total New IPT, Inc.					1,006	786
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	6,825	6,803	6,518
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	2,400	2,314	2,403
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,931	5,909	5,827
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	7,455	7,418	7,371
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(2)	(5)	(5)
Total OEConnection LLC					7,416	7,366
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	4,938	4,851	4,938	(4)
	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	270	261	270	(4)(5)
Total Olaplex, Inc.					5,112	5,208
PetVet Care Centers, LLC	First Lien Term Loan, LIBOR+4.25% cash due 2/14/2025	5.25%	Specialized Consumer Services	2,743	2,736	2,747
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	5,985	5,899	5,875
Recorded Books, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 8/31/2025	4.75%	Publishing	6,000	5,940	5,940
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,828	2,800	2,791

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	$2,111	$2,099	$1,963	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	8,396	8,380	5,898
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,750	9,690	9,409
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%	Diversified Support Services	4,781	4,709	3,992
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	3,718	3,532	3,551
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	7,940	7,900	7,911
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	4,888	4,575	4,407	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,962	4,943	4,691	(4)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	2,997	2,959	2,980
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	2,856	2,816	2,814
Veritas US Inc.	First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%	Application Software	6,500	6,371	6,375
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	4,112	4,080	4,084	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	10,487	10,495	10,291
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,980	7,662	7,744	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,956	4,680	(4)
				$307,579	$311,428	$298,771
__________________
(1) Represents the interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of September 30, 2020, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.27% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2020 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of September 30, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

SLF JV I Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%	Diversified support services	$9,300	$9,256	$9,201
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,295	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	6,145	5,992	5,659	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	9,900	9,875	9,916
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	9,900	9,801	9,764
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	7,444	7,282	7,439

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	$7,656	$7,656	$6,963
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%	Application software	4,615	4,534	4,530	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application software	—	(7)	(7)	(4)(5)
Total Apptio, Inc.					4,527	4,523
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.04%	Data processing & outsourced services	9,875	9,855	9,858
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%	Systems software	7,609	7,518	7,336	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	7,406	7,376	6,855
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units				7,194	7,194	(4)
Total C5 Technology Holdings, LLC					7,194	7,194
Cast & Crew Payroll, LLC	First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%	Application software	4,975	4,925	5,018
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	7,960	7,880	8,010	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	8,000	7,840	7,888	(4)
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	6,000	5,955	6,030
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%	Internet services & infrastructure	8,000	7,980	7,985
DigiCert, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%	Internet services & infrastructure	8,250	8,148	8,249	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	5,000	4,975	5,015
Everi Payments Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/9/2024	5.04%	Casinos & gaming	4,764	4,742	4,776
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,938	4,909	4,910
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunication services	6,473	6,400	6,471
Gentiva Health Services, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%	Healthcare services	7,920	7,801	7,974
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	7,860	7,801	7,644
GoodRx, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%	Interactive media & services	7,852	7,835	7,862
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	6,000	5,975	5,925	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	7,898	7,797	7,272
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	10,000	9,891	10,042
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%	Household products	8,000	7,972	7,610
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	4,187	4,119	2,676
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%	Internet services & infrastructure	4,524	4,443	4,438	(4)
	First Lien Revolver, LIBOR+7.00% cash due 2/15/2025		Internet services & infrastructure	—	(9)	(9)	(4)(5)
Total Mindbody, Inc.					4,434	4,429
Navicure, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 9/18/2026	6.13%	Healthcare technology	6,000	5,970	6,008

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	7.10%	Oil & gas equipment & services	$1,422	$1,422	$1,422	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & gas equipment & services		—	1,268	(4)
Total New IPT, Inc.					1,422	2,690
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	6,895	6,868	6,792
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,993	5,961	5,882
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	7,880	7,872	7,890
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	7,312	7,275	7,298
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(3)	(1)	(5)
Total OEConnection LLC					7,272	7,297
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,990	3,971	4,011
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%	Aerospace & defense	2,205	2,183	2,094	(4)
Scientific Games International, Inc.	First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	4.79%	Casinos & gaming	6,516	6,491	6,470
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	8,420	8,403	7,999
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	9,850	9,775	9,838
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%	Diversified support services	4,906	4,833	4,759
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	8,000	7,960	8,048
Thruline Marketing, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022	9.10%	Advertising	1,854	1,851	1,854	(4)
	927 Class A Units in FS AVI Holdco, LLC		Advertising		1,088	658	(4)
Total Thruline Marketing, Inc.					2,939	2,512
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	5,000	5,000	5,175
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%	Application software	9,875	9,836	9,836	(4)
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	4,489	4,489	4,506
Uniti Group LP	First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%	Specialized REITs	6,401	6,221	6,256	(4)
Valeant Pharmaceuticals International Inc.	First Lien Term Loan, LIBOR+2.75% cash due 11/27/2025	4.79%	Pharmaceuticals	1,772	1,764	1,778
Veritas US Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%	Application software	6,894	6,856	6,534	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	10,835	10,849	10,894
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	6,000	5,949	5,974	(4)
				$340,960	$347,985	$345,032
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

Both the cost and fair value of our debt investment in the SLF JV I were $96.3 million as of each of September 30, 2020 and September 30, 2019. We earned interest income of $8.1 million, $9.8 million and $11.2 million (including $3.1 million of PIK interest) on our investments in the SLF JV I Subordinated Notes for the years ended September 30, 2020, 2019 and 2018, respectively. The SLF JV I Subordinated Notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $21.2 million, respectively, as of September 30, 2020, and $49.3 million and $30.1 million, respectively, as of September 30, 2019. We did not earn dividend income for the years ended September 30, 2020 and 2019 with respect to our investment in the LLC equity interests of SLF JV I. We earned dividend income of $1.6 million for the year ended September 30, 2018 with respect to our investment in LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of September 30, 2020 and September 30, 2019 and for the years ended September 30, 2020, 2019 and 2018:

	September 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2020: $311,428; cost September 30, 2019: $347,985)	$298,771	$345,032
Cash and cash equivalents	5,389	3,674
Restricted cash	4,211	5,242
Other assets	5,093	6,912
Total assets	$313,464	$360,860

Senior credit facility payable	$167,910	$170,210
Debt securities payable at fair value (proceeds September 30, 2020: $110,000; proceeds September 30, 2019: $110,000)	110,000	110,000
Other liabilities	11,336	46,303
Total liabilities	289,246	326,513
Members' equity	24,218	34,347
Total liabilities and members' equity	$313,464	$360,860

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$19,808	$22,727	$20,574
Other income	338	153	65
Total investment income	20,146	22,880	20,639
Interest expense	16,637	19,858	20,713
Other expenses	244	358	473
Total expenses (1)	16,881	20,216	21,186
Net unrealized appreciation (depreciation)	(9,704)	2,257	12,386
Net realized gains (losses)	(3,691)	(8,507)	(16,311)
Net income (loss)	$(10,130)	$(3,586)	$(4,472)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the debt securities issued to us and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The debt securities are valued based on the total assets less the total liabilities senior to the SLF JV I Notes in an amount not exceeding par under the enterprise value technique.
During the year ended September 30, 2020, we did not sell any debt investments to SLF JV I. During the year ended September 30, 2019, we sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by us on these transactions. During the year ended September 30, 2018, we sold $8.0 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.0 million cash consideration.

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
Comparison of Years ended September 30, 2020 and September 30, 2019
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the years ended September 30, 2020 and September 30, 2019 was $143.1 million and $147.7 million, respectively. For the year ended September 30, 2020, this amount consisted of $133.4 million of interest income from portfolio investments (which included $7.9 million of PIK interest), $8.5 million of fee income and $1.2 million of dividend income. For the year ended September 30, 2019, this amount consisted of $139.2 million of interest income from portfolio investments (which included $5.5 million of PIK interest), $6.7 million of fee income and $1.8 million of dividend income. The decrease of $4.6 million, or 3.1%, in our total investment income for the year ended September 30, 2020, as compared to the year ended September 30, 2019, was due primarily to (i) a $5.7 million decrease in interest income, which was primarily attributable to decreases in OID of $5.7 million, which was the result of higher non-recurring OID accretion during the year ended September 30, 2019, and the impact of decreases in LIBOR on our floating rate investments, partially offset by a $3.1 million increase in make-whole interest earned in connection with the prepayment of certain investments during the year ended September 30, 2020 as well as a larger average investment portfolio and higher yields on new originations, and (ii) a $0.6 million decrease in dividend income from our investment in First Star Speir Aviation Limited, partially offset by a $1.8 million increase in fee income primarily due to higher prepayment fees.
Expenses
Net expenses (expenses net of fee waivers) for the years ended September 30, 2020 and September 30, 2019 were $71.1 million and $79.8 million, respectively. Net expenses decreased for the year ended September 30, 2020, as compared to the year ended September 30, 2019, by $8.7 million, or 10.8%, due primarily to a $6.1 million decrease in interest expense, primarily the result of decreases to LIBOR and interest expense savings from the issuance of the 2025 Notes and the subsequent repayment of the 2024 Notes and 2028 Notes during the year ended September 30, 2020, and a $1.7 million decrease in base management fees and incentive fees (net of fee waivers), primarily driven by a $1.2 million reversal of previously accrued waived fees in the prior year and $1.1 million of accrued Part II incentive fees (net of accrued waivers) in the prior year, partially offset by $0.6 million of higher management fees during the current year due to a larger investment portfolio and $0.3 million of higher Part I incentive fees during the current year mainly due to lower interest expense.
Net Investment Income
As a result of the $4.6 million decrease in total investment income and the $8.7 million decrease in net expenses, net investment income for the year ended September 30, 2020 increased by $4.1 million, or 6.0%, compared to the year ended September 30, 2019.
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
During the years ended September 30, 2020 and 2019, we recorded aggregate net realized gains (losses) of $(13.9) million and $20.8 million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2020 and 2019.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the years ended September 30, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $(20.6) million and $38.5 million, respectively. For the year ended September 30, 2020, this consisted of $35.3 million of net unrealized depreciation on equity investments, $12.0 million of net unrealized depreciation on debt investments and $0.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $26.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the year ended September 30, 2019, this consisted of $57.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $10.6 million of net unrealized appreciation on equity investments and $0.3 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $26.8 million of net unrealized depreciation on debt investments and $2.7 million of net unrealized depreciation of secured borrowings (which results in a reclassification to realized gains).
Comparison of Years ended September 30, 2019 and September 30, 2018
The comparison of the fiscal years ended September 30, 2019 and 2018 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2019 which is incorporated by reference herein.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2020, we had $714.8 million in senior securities and our asset coverage ratio was 227.2%. As of September 30, 2020, our debt to equity ratio was 0.78x. Our target debt to equity ratio is 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) as we plan to continue to opportunistically deploy capital into the markets.
For the year ended September 30, 2020, we experienced a net increase in cash and cash equivalents of $23.7 million. During that period, we used $152.9 million of net cash from operating activities, primarily from funding $727.2 million of investments, a $63.7 million of net decrease in payables from unsettled transactions, partially offset by $579.6 million of principal payments and sale proceeds received and the cash activities related to $72.0 million of net investment income. During the same period, net cash provided by financing activities was $176.3 million, primarily consisting of $100.0 million of net borrowings under the Credit Facility (as defined below) and $136.2 million net incurrence of unsecured notes, partially offset by $53.1 million of cash distributions paid to our stockholders, $4.8 million of deferred financing costs paid and $1.9 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
For the year ended September 30, 2019, we experienced a net increase in cash and cash equivalents and restricted cash of $1.9 million. During that period, we received $215.8 million of net cash from operating activities, primarily from $606.3 million of principal payments and sale proceeds received, $44.5 million of a net increase in payables from unsettled transactions and the cash activities related to $67.9 million of net investment income, partially offset by funding $478.0 million of investments. During the same period, net cash used in financing activities was $214.1 million, primarily consisting of $228.8 million of repayments of unsecured notes, $2.7 million of repayments of secured borrowings, $52.2 million of cash distributions paid to our stockholders, $2.9 million of deferred financing costs paid and $1.3 million of repurchases of common stock under our DRIP, partially offset by $73.8 million of net borrowings under the Credit Facility.

For the year ended September 30, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $46.4 million. During that period, we received $53.5 million of net cash from operating activities, primarily from $1,106.8 million of principal payments and sale proceeds received and the cash activities related to $60.0 million of net investment income, partially offset by funding $1,059.6 million of investments and net revolvers. During the same period, net cash used in financing activities was $99.9 million, primarily consisting of $15.0 million of net repayments under our credit facilities, $21.2 million of repurchases of unsecured notes, $1.2 million of repayments of secured borrowings, $55.0 million of cash distributions paid to our stockholders, $6.2 million of payments of deferred financing costs and $1.4 million of repurchases of common stock under our DRIP.
As of September 30, 2020, we had $39.1 million in cash and cash equivalents, portfolio investments (at fair value) of $1.6 billion, $6.9 million of interest, dividends and fees receivable, $285.2 million of undrawn capacity on the Credit Facility (subject to borrowing base and other limitations), $8.6 million of net receivables from unsettled transactions, $414.8 million of borrowings outstanding under our Credit Facility, $294.5 million of unsecured notes payable (net of unamortized financing costs and unaccreted discount) and unfunded commitments to portfolio companies of $157.5 million. As of September 30, 2020, we have analyzed cash and cash equivalents, availability under the Credit Facility, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
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
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
November 19, 2018	December 17, 2018	December 28, 2018	0.095	13.0 million	87,429	0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
November 12, 2019	December 13, 2019	December 31, 2019	0.095	12.9 million	87,747	0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
 ______________
(1)Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Credit Facility

As of September 30, 2020, (i) the size of the Credit Facility was $700 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $800 million and our net worth (as defined in the Credit Facility) on the date of such increase, (ii) the period during which we may make drawings will expire on February 25, 2023 and the maturity date was February 25, 2024 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%); provided that the interest margin will increase to 2.75% and 1.75% for

LIBOR loans and alternative base rate loans, respectively, if our stockholders’ equity is below $700 million, each depending on our senior debt coverage ratio. See “—Recent Developments—Upsize of Credit Facility.”

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
The following table describes significant financial covenants, as of September 30, 2020, with which we must comply under the Credit Facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2020 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $550 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$550 million	$859 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.11:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	3.30:1
Minimum net worth	Net worth shall not be less than $500 million	$500 million	$855 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. We were in compliance with all financial covenants under the Credit Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of September 30, 2020 and September 30, 2019, we had $414.8 million and $314.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $414.8 million and $314.8 million, respectively. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 3.028% and 4.550% for the years ended September 30, 2020 and 2019, respectively. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.254% for the period from November 30, 2017 to September 30, 2018. Our borrowings under the Prior ING Facility (as defined below) bore interest at a weighted average interest rate of 3.705% for the period from October 1, 2017 to November 30, 2017. For the years ended September 30, 2020, 2019 and 2018, we recorded interest expense (inclusive of fees) of $14.9 million, $17.1 million and $11.6 million, respectively, related to the Credit Facility.
From May 27, 2010 through November 30, 2017, we were party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, or, as amended, the Prior ING Facility. In connection with the entry into the Credit Facility, we repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018. During the year ended September 30, 2018, we expensed $0.2 million of unamortized deferred financing costs related to the Prior ING Facility.
2025 Notes
On February 25, 2020, we issued $300.0 million in aggregate principal amount of the 2025 Notes for net proceeds of $293.8 million after deducting OID of $2.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2025 Notes is amortized based on the effective interest method over the term of the notes.
For the year ended September 30, 2020, we recorded interest expense of $7.0 million related to the 2025 Notes. As of September 30, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.5 million and $301.4 million, respectively.
2019 Notes
For the years ended September 30, 2019 and 2018, we recorded interest expense of $5.1 million and $12.6 million (inclusive of fees), respectively, related to our 4.875% unsecured notes due 2019, or the 2019 Notes. The 2019 Notes matured on March 1, 2019 and were fully repaid during the three months ended March 31, 2019. As of September 30, 2020 and September 30, 2019, there were no 2019 Notes outstanding.
2024 Notes
For the year ended September 30, 2020, we recorded interest expense of $1.9 million (inclusive of fees) related to our 5.875% unsecured notes due 2024, or the 2024 Notes. For each of the years ended September 30, 2019 and 2018, we recorded interest expense of $4.6 million (inclusive of fees) related to the 2024 Notes.

On March 2, 2020, we redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during the year ended September 30, 2020. As of September 30, 2020, there were no 2024 Notes outstanding. As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively.
2028 Notes
For the year ended September 30, 2020, we recorded interest expense of $2.5 million (inclusive of fees) related to our 6.125% unsecured notes due 2028, or the 2028 Notes. For each of the years ended September 30, 2019 and 2018, we recorded interest expense of $5.5 million (inclusive of fees) related to the 2028 Notes.
On March 13, 2020, we redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during the year ended September 30, 2020. As of September 30, 2020, there were no 2028 Notes outstanding. As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively.
Secured Borrowings
As of September 30, 2020 and 2019, there were no secured borrowings outstanding. During the year ended September 30, 2019, $7.2 million of secured borrowings were extinguished in exchange for $7.2 million of preferred stock in C5 Technology Holdings, LLC, which was restructured during the year.
For the years ended September 30, 2019 and 2018, we recorded interest expense of $0.1 million and $0.7 million, respectively, related to the secured borrowings. For the years ended September 30, 2019 and 2018, we recorded unrealized appreciation (depreciation) on secured borrowings of $(2.7) million and $2.4 million respectively. For the year ended September 30, 2019, we recorded a realized gain of $2.6 million as a result of the extinguishment of secured borrowings in connection with the C5 Technology Holdings, LLC restructuring.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2020, our only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2019, our only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of September 30, 2020 and September 30, 2019 is shown in the table below:

	September 30, 2020	September 30, 2019
Assembled Brands Capital LLC	$36,079	$35,182
WPEngine, Inc.	26,348	—
Athenex, Inc.	22,780	—
NuStar Logistics, L.P.	17,911	—
A.T. Holdings II SÀRL	7,541	—
MRI Software LLC	7,239	—
Dominion Diagnostics, LLC	5,887	—
Corrona, LLC	5,189	—
NeuAG, LLC	4,382	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Mindbody, Inc.	3,048	3,048
Ardonagh Midco 3 PLC	3,007	—
Accupac, Inc.	2,346	—
Acquia Inc.	2,240	—
New IPT, Inc.	2,229	2,229
Olaplex, Inc.	1,917	—
Apptio, Inc.	1,538	1,538
Senior Loan Fund JV I, LLC	1,328	1,328
Coyote Buyer, LLC	942	—
iCIMs, Inc.	882	882
Immucor, Inc.	541	—
Ministry Brands, LLC	425	800
GKD Index Partners, LLC	231	1,156
PaySimple, Inc.	—	12,250
P2 Upstream Acquisition Co.	—	9,000
Sorrento Therapeutics, Inc.	—	7,500
TerSera Therapeutics, LLC	—	4,200
Thruline Marketing, Inc.	—	3,000
4 Over International, LLC	—	1,977
PLATO Learning Inc. (1)	—	746
Total	$157,530	$88,336
 ___________
(1) This investment was on cash non-accrual status as of September 30, 2020 and September 30, 2019.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Credit Facility, 2025 Notes, 2024 Notes and 2028 Notes:

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of September 30, 2020	Weighted average debt outstanding for the year ended September 30, 2020	Maximum debt outstanding for the year ended September 30, 2020
Credit Facility	$314,825	$414,825	$397,951	$466,825
2025 Notes	—	300,000	178,689	300,000
2024 Notes	75,000	—	31,557	75,000
2028 Notes	86,250	—	38,883	86,250
Total debt	$476,075	$714,825	$647,080

The following table reflects our contractual obligations arising from the Credit Facility and the 2025 Notes:

	Payments due by period as of September 30, 2020
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$414,825	$—	$—	$414,825	$—
Interest due on Credit Facility	30,877	9,074	18,149	3,654	—
2025 Notes	300,000	—	—	300,000	—
Interest due on 2025 Notes	46,286	10,500	21,000	14,786	—
Total	$791,988	$19,574	$39,149	$733,265	$—

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

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2020, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2020	83.4%	—
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
Recent Developments
Distribution Declaration
On November 13, 2020, our Board of Directors declared a quarterly distribution of $0.11 per share, payable in cash on December 31, 2020 to stockholders of record on December 15, 2020.
Upsize of Credit Facility
On October 28, 2020, we entered into an incremental commitment and assumption agreement in connection with our exercise of $75 million of the accordion feature under the Credit Facility, increasing the size of the Credit Facility to $775 million.
Merger Agreement
On October 28, 2020, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OCSI, with OCSI continuing as the surviving company and as our wholly-owned subsidiary and, immediately thereafter, OCSI will merge with and into us, with us continuing as the surviving company. Both our Board of Directors and the Board of Directors of OCSI, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of certain independent directors of us or OCSI, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.
At the Effective Time, each share of OCSI Common Stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares) will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time, which we refer as the “Determination Date”, each of us and OCSI will deliver to the other a calculation of its net asset value as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to OCSI as the “Closing OCSI Net Asset Value” and with respect to us as the “Closing OCSL Net Asset Value”. Based on such calculations, the parties will calculate the “OCSI Per Share NAV”, which will be equal to (i) the Closing OCSI Net Asset Value divided by (ii) the number of shares of OCSI Common Stock issued and outstanding as of the Determination Date

(excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of our common stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OCSI Per Share NAV divided by (ii) the OCSL Per Share NAV.
We and OCSI will update and redeliver the Closing OCSL Net Asset Value or the Closing OCSI Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.
The Merger Agreement contains customary representations and warranties by each of us, OCSI and Oaktree. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and OCSI’s businesses during the period prior to the closing of the Mergers.
Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2021, is subject to certain closing conditions, including requisite approvals of our and OCSI’s stockholders and certain other closing conditions.
The Merger Agreement also contains certain termination rights in favor of us and OCSI, including if the Mergers are not completed on or before July 28, 2021 or if the requisite approvals of our or OCSI’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OCSI may be required to pay us a termination fee of approximately $5.7 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay OCSI a termination fee of approximately $20.0 million.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.
Management Fee Waiver
In connection with entry into the Merger Agreement, Oaktree has agreed to waive $750,000 of base management fees payable to it under the Investment Advisory Agreement in each of the eight quarters immediately following the closing of the Mergers (for an aggregate waiver of $6.0 million of base management fees).

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
As of September 30, 2020, 88.3% of our debt investment portfolio (at fair value) and 88.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2020 and September 30, 2019 was as follows:

	September 30, 2020		September 30, 2019
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$553,829	42.2%	$489,464	41.6%
>0% and <1%	39,789	3.0%	—	—%
1%	672,529	51.3%	685,995	58.4%
>1%	45,362	3.5%	—	—%
Total Floating Rate Investments	$1,311,509	100.0%	$1,175,459	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$27,608	$(10,371)	$17,237
200	20,845	(8,297)	12,548
150	14,082	(6,222)	7,860
100	7,417	(4,148)	3,269
50	2,896	(2,074)	822

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$35,248	$—	$9,611	$—
Prime rate	305	—	48,036	14,000
LIBOR
30 day	717,576	414,825	686,880	300,825
60 day	6,861	—	9,000	—
90 day	362,141	—	402,603	—
180 day	201,699	—	20,967	—
360 day	23,351	—	—	—
EURIBOR
30 day	29,126	—	19,078	—
180 day	1,689	—	—	—
UK LIBOR
30 day	23,270	—	22,181	—
180 day	14,612	—	—	—
Fixed rate	171,976	300,000	185,809	161,250
Total	$1,587,854	$714,825	$1,404,165	$476,075

Item 8.	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Specialty Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Specialty Lending Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2020 and 2019 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Los Angeles, CA
November 18, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Specialty Lending Corporation

Opinion on Internal Control over Financial Reporting

We have audited Oaktree Specialty Lending Corporation’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Specialty Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated November 18, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
November 18, 2020

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2020	September 30, 2019
ASSETS
Investments at fair value:
Control investments (cost September 30, 2020: $245,950; cost September 30, 2019: $224,255)	$201,385	$209,178
Affiliate investments (cost September 30, 2020: $7,551; cost September 30, 2019: $8,449)	6,509	9,170
Non-control/Non-affiliate investments (cost September 30, 2020: $1,415,669; cost September 30, 2019: $1,280,310)	1,365,957	1,219,694
Total investments at fair value (cost September 30, 2020: $1,669,170; cost September 30, 2019: $1,513,014)	1,573,851	1,438,042
Cash and cash equivalents	39,096	15,406
Interest, dividends and fees receivable	6,935	11,167
Due from portfolio companies	2,725	2,616
Receivables from unsettled transactions	9,123	4,586
Deferred financing costs	5,947	6,396
Deferred offering costs	67	—
Deferred tax asset, net	847	—
Derivative assets at fair value	223	490
Other assets	1,898	2,335
Total assets	$1,640,712	$1,481,038
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,072	$1,589
Base management fee and incentive fee payable	11,212	10,167
Due to affiliate	2,130	2,689
Interest payable	1,626	2,296
Payables from unsettled transactions	478	59,596
Deferred tax liability	—	704
Credit facility payable	414,825	314,825
Unsecured notes payable (net of $3,272 and $2,708 of unamortized financing costs as of September 30, 2020 and September 30, 2019, respectively)	294,490	158,542
Total liabilities	725,833	550,408
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of September 30, 2020 and September 30, 2019	1,409	1,409
Additional paid-in-capital	1,487,774	1,487,774
Accumulated overdistributed earnings	(574,304)	(558,553)
Total net assets (equivalent to $6.49 and $6.60 per common share as of September 30, 2020 and September 30, 2019, respectively) (Note 12)	914,879	930,630
Total liabilities and net assets	$1,640,712	$1,481,038

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Interest income:
Control investments	$9,832	$11,886	$12,698
Affiliate investments	467	206	2,027
Non-control/Non-affiliate investments	114,947	120,888	103,223
Interest on cash and cash equivalents	322	690	563
Total interest income	125,568	133,670	118,511
PIK interest income:
Control investments	—	67	3,446
Affiliate investments	—	—	416
Non-control/Non-affiliate investments	7,863	5,430	1,907
Total PIK interest income	7,863	5,497	5,769
Fee income:
Control investments	42	25	951
Affiliate investments	20	19	48
Non-control/Non-affiliate investments	8,457	6,666	8,433
Total fee income	8,519	6,710	9,432
Dividend income:
Control investments	1,180	1,825	5,010
Non-control/Non-affiliate investments	3	—	—
Total dividend income	1,183	1,825	5,010
Total investment income	143,133	147,702	138,722
Expenses:
Base management fee	22,895	22,343	22,652
Part I incentive fee	15,194	14,873	10,485
Part II incentive fee	(5,557)	10,194	—
Professional fees	2,532	2,906	5,696
Directors fees	570	570	650
Interest expense	26,289	32,426	35,728
Administrator expense	1,524	1,941	1,687
General and administrative expenses	2,494	2,530	3,120
Total expenses	65,941	87,783	80,018
Reversal of fees waived / (fees waived)	5,200	(7,990)	(1,342)
Net expenses	71,141	79,793	78,676
Net investment income	71,992	67,909	60,046
Unrealized appreciation (depreciation):
Control investments	(29,488)	1,519	115,906
Affiliate investments	(1,763)	(360)	(2,159)
Non-control/Non-affiliate investments	10,904	39,689	(13,657)
Secured borrowings	—	(2,719)	2,353
Foreign currency forward contracts	(267)	328	162
Net unrealized appreciation (depreciation)	(20,614)	38,457	102,605
Realized gains (losses):
Control investments	(4,155)	—	(122,801)
Affiliate investments	—	—	2,048
Non-control/Non-affiliate investments	(4,615)	15,300	6,042
Extinguishment of unsecured notes payable	(2,541)	—	(120)
Secured borrowings	—	2,625	—
Foreign currency forward contracts	(2,613)	2,880	(436)
Net realized gains (losses)	(13,924)	20,805	(115,267)
Provision for income tax (expense) benefit	1,770	(1,011)	(622)
Net realized and unrealized gains (losses), net of taxes	(32,768)	58,251	(13,284)
Net increase (decrease) in net assets resulting from operations	$39,224	$126,160	$46,762
Net investment income per common share — basic and diluted	$0.51	$0.48	$0.43
Earnings (loss) per common share — basic and diluted (Note 5)	$0.28	$0.89	$0.33
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Operations:
Net investment income	$71,992	$67,909	$60,046
Net unrealized appreciation (depreciation)	(20,614)	38,457	102,605
Net realized gains (losses)	(13,924)	20,805	(115,267)
Provision for income tax (expense) benefit	1,770	(1,011)	(622)
Net increase (decrease) in net assets resulting from operations	39,224	126,160	46,762
Stockholder transactions:
Distributions to stockholders	(54,975)	(53,565)	(38,699)
Tax return of capital	—	—	(17,685)
Net increase (decrease) in net assets from stockholder transactions	(54,975)	(53,565)	(56,384)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,878	1,344	1,411
Repurchases of common stock under dividend reinvestment plan	(1,878)	(1,344)	(1,411)
Net increase (decrease) in net assets from capital share transactions	—	—	—
Total increase (decrease) in net assets	(15,751)	72,595	(9,622)
Net assets at beginning of period	930,630	858,035	867,657
Net assets at end of period	$914,879	$930,630	$858,035
Net asset value per common share	$6.49	$6.60	$6.09
Common shares outstanding at end of period	140,961	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$39,224	$126,160	$46,762
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	20,614	(38,457)	(102,605)
Net realized (gains) losses	13,924	(20,805)	115,147
Redemption premium on unsecured notes payable	—	—	120
PIK interest income	(7,863)	(5,497)	(4,380)
Accretion of original issue discount on investments	(12,305)	(17,982)	(7,331)
Accretion of original issue discount on unsecured notes payable	302	107	266
Amortization of deferred financing costs	2,187	2,471	3,443
Deferred taxes	(1,551)	282	422
Purchases of investments	(727,161)	(477,967)	(1,059,603)
Proceeds from the sales and repayments of investments	579,550	606,270	1,106,826
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	4,232	(895)	(3,380)
(Increase) decrease in due from portfolio companies	(109)	(1,259)	4,313
(Increase) decrease in receivables from unsettled transactions	(4,537)	22,174	(26,760)
(Increase) decrease in other assets	437	673	(2,494)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(517)	(1,992)	1,164
Increase (decrease) in base management fee and incentive fee payable	1,045	1,944	1,473
Increase (decrease) in due to affiliate	(559)	(585)	1,459
Increase (decrease) in interest payable	(670)	(1,069)	198
Increase (decrease) in payables from unsettled transactions	(59,118)	22,360	(21,455)
Increase (decrease) in director fees payable	—	—	(184)
Increase (decrease) in amounts payable to syndication partners	—	(109)	108
Net cash provided by (used in) operating activities	(152,875)	215,824	53,509
Financing activities:
Distributions paid in cash	(53,097)	(52,221)	(54,973)
Borrowings under credit facilities	286,000	298,825	434,000
Repayments of borrowings under credit facilities	(186,000)	(225,000)	(448,995)
Repayments of unsecured notes	(161,250)	(228,825)	—
Issuance of unsecured notes	297,459	—	—
Repurchase of unsecured notes	—	—	(21,188)
Repayments of secured borrowings	—	(2,659)	(1,191)
Repurchases of common stock under dividend reinvestment plan	(1,878)	(1,344)	(1,411)
Deferred financing costs paid	(4,835)	(2,883)	(6,175)
Deferred offering costs paid	(67)	—	—
Net cash provided by (used in) financing activities	176,332	(214,107)	(99,933)
Effect of exchange rate changes on foreign currency	233	200	—
Net increase (decrease) in cash and cash equivalents	23,690	1,917	(46,424)
Cash and cash equivalents, beginning of period	15,406	13,489	59,913
Cash and cash equivalents, end of period	$39,096	$15,406	$13,489
Supplemental information:
Cash paid for interest	$24,470	$31,025	$31,821
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,878	$1,344	$1,411
Extinguishment of secured borrowings	—	(7,163)	—

Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2020	September 30, 2019	September 30, 2018
Cash and cash equivalents	$39,096	$15,406	$13,380
Restricted cash	—	—	109
Total cash and cash equivalents and restricted cash	$39,096	$15,406	$13,489

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(20)
34,984,460.37 Preferred Units				34,984	27,638	(20)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,660	27,660	27,660	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.00%		5,260	5,260	5,260	(6)(19)(20)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,626	7,667	(20)
				51,546	40,587
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2020			11,510	2,035	11,510	(11)(20)
100% equity interest				8,500	1,622	(11)(12)(20)
				10,535	13,132
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%		2,304	2,304	1,800	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.00%		1,009	1,009	788	(6)(19)(20)
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	(20)
				3,313	2,588
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	7.17%		96,250	96,250	96,250	(6)(11)(20)
87.5% LLC equity interest				49,322	21,190	(11)(16)(19)
				145,572	117,440
Total Control Investments (22.0% of net assets)				$245,950	$201,385

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$4,688	$4,688	$4,194	(6)(19)(20)
1,609,201 Class A Units				764	483	(20)
1,019,168.80 Preferred Units, 6%				1,019	1,091	(20)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(20)
				6,471	5,768
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	741	(20)
				1,080	741
Total Affiliate Investments (0.7% of net assets)				$7,551	$6,509

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$5,676	$5,654	$5,264	(6)(20)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.00%		2,232	2,214	2,070	(6)(20)
				7,868	7,334
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	6.00%		19,431	19,220	17,877	(6)
				19,220	17,877
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 12.00% cash due 4/27/2023			22,619	22,619	26,464	(11)(20)
First Lien Delayed Draw Term Loan, 12.00% cash due 4/27/2023			1,508	1,508	1,780	(11)(19)(20)
				24,127	28,244

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Access CIG, LLC		Diversified Support Services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	7.91%		$15,000	$14,909	$14,250	(6)
				14,909	14,250
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		12,487	12,294	12,487	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(36)	—	(6)(19)(20)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		1,564	1,540	1,564	(6)(20)
				13,798	14,051
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		20,950	20,594	20,499	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(39)	(48)	(6)(19)(20)
				20,555	20,451
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(20)
				5,165	—
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	13,440	(20)
				13,611	13,440
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%		21,374	20,934	20,465	(6)(11)
				20,934	20,465
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,668	28,435	(6)(11)(20)
				27,668	28,435
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		$15,743	15,378	17,081	(6)
				15,378	17,081
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(20)
				90	—
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		7,960	7,880	7,977	(6)
				7,880	7,977
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			13,524	13,277	13,465	(11)
				13,277	13,465
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Note A due 12/13/2023			14,800	18,849	19,968	(11)(20)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			14,800	18,849	19,196	(11)(20)
				37,698	39,164
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%		995	909	856	(6)(11)(20)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.75%		12,500	12,188	9,438	(6)(11)(20)
				13,097	10,294

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		$8,181	$8,150	$8,124	(6)(20)
				8,150	8,124
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		23,764	23,420	23,297	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(22)	(30)	(6)(19)(20)
				23,398	23,267
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€1,440	1,594	1,640	(6)(11)(20)
First Lien Term Loan, UK LIBOR+7.50% cash due 7/14/2026	8.25%		£11,303	13,752	14,188	(6)(11)(20)
First Lien Delayed Draw Term Loan, UK LIBOR+7.50% cash due 7/14/2026			£—	—	—	(6)(11)(19)(20)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$2,222	2,200	2,255	(11)
				17,546	18,083
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		$2,554	2,150	2,073	(6)
				2,150	2,073
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	6.65%		19,985	19,950	20,058	(6)
				19,950	20,058
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			28,475	27,252	28,261	(11)(20)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(321)	(171)	(11)(19)(20)
266,052 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				915	785	(11)(20)
				27,846	28,875
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		22,885	22,376	21,283	(6)(11)(20)
				22,376	21,283
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.19%		26,250	26,049	24,150	(6)
				26,049	24,150
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%		13,775	13,666	13,407	(6)
				13,666	13,407
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class D Variable Notes due 3/9/2044	3.67%		12,556	10,482	11,451	(6)(11)(20)
Class E Variable Notes due 3/9/2044	3.67%		6,221	4,806	5,395	(6)(11)(20)
				15,288	16,846
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+8.00% cash due 8/23/2022			3,222	3,081	983	(6)(21)
				3,081	983
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		21,850	21,462	20,812	(6)(20)
				21,462	20,812
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		11,753	11,570	11,081	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,192
				22,242	21,273

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		$8,979	$8,890	$8,553	(6)
				8,890	8,553
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			24,741	24,741	21,753	(6)(20)
Common Stock Warrants expiration date 7/28/2025				—	1,672	(20)
				24,741	23,425
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.15%		14,621	14,169	13,465	(6)
				14,169	13,465
Conviva Inc.		Application Software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	395	(20)
				105	395
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		10,300	10,144	10,152	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025			—	(32)	(52)	(6)(19)(20)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		305	277	279	(6)(19)(20)
1,099 Class A2 Common Units in Corrona Group Holdings, L.P.				1,038	1,038	(20)
				11,427	11,417
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		13,123	12,992	12,992	(6)(20)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(9)	(9)	(6)(19)(20)
				12,983	12,983
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.40%		10,139	10,228	10,069	(6)
				10,228	10,069
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.50%		12,000	11,880	10,440	(6)(20)
				11,880	10,440
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 12/4/2020	9.00%		6,861	6,851	6,998	(6)(20)
				6,851	6,998
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	49	(20)
12,500 Class B Common Units				—	—	(20)
				488	49
ExamSoft Worldwide, Inc.		Application Software
180,707 Class C Units in ExamSoft Investor LLC				181	500	(20)
				181	500
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			8,346	7,842	7,908	(11)(20)
243,348 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				258	419	(11)(20)
				8,100	8,327
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.22%		17,640	17,552	17,331	(6)(20)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.72%		10,000	9,927	9,350	(6)(20)
				27,479	26,681

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.00%		$20,933	$20,818	$20,577	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.00%		924	915	904	(6)(19)(20)
				21,733	21,481
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		6,256	6,152	6,084	(6)
				6,152	6,084
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	4.65%		4,949	4,907	4,912	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%		20,000	19,930	19,300	(6)(20)
				24,837	24,212
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		3,275	1,874	2,324	(6)
				1,874	2,324
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%		6,738	6,508	6,300	(6)(11)
				6,508	6,300
I Drive Safely, LLC		Education Services
125,079 Class A Common Units of IDS Investments, LLC				1,000	200	(20)
				1,000	200
IBG Borrower LLC		Apparel, Accessories & Luxury Goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	7.25%		9,056	8,569	7,856	(6)(20)
				8,569	7,856
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		16,718	16,493	16,584	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(15)	(7)	(6)(19)(20)
				16,478	16,577
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		6,477	6,354	6,347	(6)(20)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(10)	(11)	(6)(19)(20)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		15,611	15,316	15,298	(6)(20)
				21,660	21,634
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(20)
				113	—
L Squared Capital Partners LLC		Multi-Sector Holdings
2.00% limited partnership interest				887	2,192	(11)(16)
				887	2,192
Lanai Holdings III, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022	5.75%		12,948	12,810	12,260	(6)
				12,810	12,260
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.00% cash due 11/25/2020	6.00%		460	460	456	(6)(11)
				460	456

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				$1,399	$—	(20)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		$39,500	39,023	37,723	(6)(20)
				39,023	37,723
LogMeIn, Inc.		Application Software
Second Lien Term Loan, LIBOR+9.00% cash due 8/31/2028	9.16%		9,293	8,831	9,247	(6)
				8,831	9,247
LTI Holdings, Inc.		Electronic Components
First Lien Term Loan, LIBOR+4.75% cash due 7/24/2026	4.90%		1,794	1,513	1,685	(6)
First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.65%		18,082	15,087	16,884	(6)
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.90%		9,000	9,000	7,983	(6)
				25,600	26,552
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/1/2025	5.25%		11,760	11,642	11,789	(6)(20)
				11,642	11,789
Mauser Packaging Solutions Holding Company		Metal & Glass Containers
Fixed Rate Bond, 8.50% cash due 4/15/2024			11,378	11,273	11,833
				11,273	11,833
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	4.65%		28,823	28,045	26,679	(6)
				28,045	26,679
McAfee, LLC		Systems Software
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2025	9.50%		7,000	7,028	7,074	(6)
				7,028	7,074
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		2,910	2,888	2,832	(6)(20)
				2,888	2,832
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		29,097	28,675	26,828	(6)(20)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(44)	(241)	(6)(19)(20)
				28,631	26,587
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.00%		575	566	566	(6)(19)(20)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		9,000	8,934	8,923	(6)(20)
				9,500	9,489
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		14,369	14,242	14,022	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(59)	(144)	(6)(19)(20)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(31)	(6)(19)(20)
				14,170	13,847

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		$35,306	$33,918	$33,894	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(175)	(175)	(6)(19)(20)
				33,743	33,719
NuStar Logistics, L.P.		Oil & Gas Refining & Marketing
Unsecured Delayed Draw Term Loan, 12.00% cash due 4/19/2023			—	—	—	(19)(20)
				—	—
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		35,056	34,441	35,056	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		1,917	1,852	1,917	(6)(19)(20)
				36,293	36,973
OmniSYS Acquisition Corporation		Diversified Support Services
100,000 Common Units in OSYS Holdings, LLC				1,000	607	(20)
				1,000	607
Onvoy, LLC		Integrated Telecommunication Services
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	11.50%		16,750	16,750	15,142	(6)(20)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	268	(20)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(20)
				18,717	15,410
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	8.03%		2,312	1,657	2,119	(6)(11)
				1,657	2,119
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.65%		49,535	48,711	47,801	(6)(20)
				48,711	47,801
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				938	353	(11)(16)(19)
				938	353
PLATO Learning Inc.		Education Services
Unsecured Senior PIK Note, 8.50% PIK due 12/9/2021			3,099	2,434	—	(15)(20)
Unsecured Junior PIK Note, 10.00% PIK due 12/9/2021			15,010	10,227	—	(15)(20)
Unsecured Revolver, 5.00% cash due 12/9/2021			2,938	2,631	588	(20)(21)
126,127.80 Class A Common Units of Edmentum				126	—	(20)
				15,418	588
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		15,170	15,081	11,643	(6)(20)
				15,081	11,643
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.15%		3,750	3,750	3,375	(6)(20)
				3,750	3,375

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		$15,740	$14,802	$15,307	(6)
				14,802	15,307
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(20)
				375	—
Refac Optical Group		Specialty Stores
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—	(20)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(20)
1,000 Series A-1 Preferred Stock in Refac Holdings, Inc., 10%				999	—	(20)
				1,305	—
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%		2,955	2,938	2,748	(6)(20)
				2,938	2,748
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			15,585	12,069	12,468	(20)
				12,069	12,468
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(20)
				367	—
Sorrento Therapeutics, Inc.		Biotechnology
125,000 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	1,123	(11)(20)
				—	1,123
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%		10,196	8,925	9,193	(6)
				8,925	9,193
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%		3,850	3,133	3,640	(6)(11)
				3,133	3,640
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,458	10,563	(6)(20)
				12,458	10,563
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	7.65%		7,276	7,167	6,903	(6)
				7,167	6,903
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2024	10.50%		29,663	29,236	29,371	(6)(20)
668,879 Common Units of TerSera Holdings LLC				2,192	3,487	(20)
				31,428	32,858
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.40%		15,000	14,925	14,766	(6)
				14,925	14,766
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	525	(20)
				60	525
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.90%		6,930	6,826	6,553	(6)(20)
				6,826	6,553

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Truck Hero, Inc.		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+8.25% cash due 4/21/2025	9.25%		$21,500	$21,191	$20,819	(6)(20)
				21,191	20,819
U.S. Renal Care, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/26/2026	5.15%		1,122	934	1,096	(6)
				934	1,096
Uniti Group Inc.		Specialized REITs
21,072 Common Units			—	133	222	(11)(12)
				133	222
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%		14,525	14,479	14,429	(6)
Fixed Rate Bond, 9.75% cash due 8/15/2026			7,000	7,020	7,629
				21,499	22,058
Vertex Aerospace Services Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 6/29/2025	4.65%		10,168	10,133	10,073	(6)
				10,133	10,073
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				675	440	(20)
7,500 Class A Common Stock Units				75	—	(20)
				750	440
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		33,298	31,594	33,298	(6)(20)
				31,594	33,298
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		25,935	24,900	25,168	(6)
6,129 Shares of Common Stock in Windstream Holdings II, LLC				53	69	(20)
37,215 Warrants in Windstream Holdings II, LLC				913	444	(20)
				25,866	25,681
WP CPP Holdings, LLC		Aerospace & Defense
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		15,000	14,893	11,700	(6)(20)
				14,893	11,700
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		14,188	13,863	13,949	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(602)	(443)	(6)(19)(20)
				13,261	13,506
xMatters, Inc.		Application Software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	336	(20)
				709	336
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.00%		1,955	1,895	1,845	(6)
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.25%		30,000	29,908	24,180	(6)(20)
				31,803	26,025
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.55%		£18,000	23,705	21,176	(6)(11)
				23,705	21,176
Total Non-Control/Non-Affiliate Investments (149.3% of net assets)				$1,415,669	$1,365,957

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Total Portfolio Investments (172.0% of net assets)				$1,669,170	$1,573,851
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares				$35,248	$35,248
Other cash accounts				3,848	3,848
Total Cash and Cash Equivalents (4.3% of net assets)				$39,096	$39,096
Total Portfolio Investments and Cash and Cash Equivalents (176.3% of net assets)				$1,708,266	$1,612,947

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$35,577	£27,494	11/12/2020	JPMorgan Chase Bank, N.A.	$25
Foreign currency forward contract	$30,260	€25,614	11/12/2020	JPMorgan Chase Bank, N.A.	198
					$223

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
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
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.27%, the 360-day LIBOR at 0.37%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.05%, the 180-day UK LIBOR at 0.22%, the 30-day EURIBOR at (0.57)% and the 180-day EURIBOR at (0.36)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2020, qualifying assets represented 75.4% of the Company's total assets and non-qualifying assets represented 24.6% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2020, the accumulated PIK interest balance for each of the A notes and the B notes was $4.3 million. The fair value of this investment is inclusive of PIK.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)This investment was on PIK non-accrual status as of September 30, 2020. PIK non-accrual status is inclusive of other non-cash income, where applicable.
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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

(20)As of September 30, 2020, these investments were categorized as Level 3 within the fair value hierarchy established by ASC 820.
(21)This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
The Company is externally managed by Oaktree Fund Advisors, LLC (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree (the “Investment Advisory Agreement”). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

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
The fair value of the Company's investments as of September 30, 2020 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.
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
Dividend Income
The Company generally recognizes dividend income on the ex-dividend date for public securities and the record date for private equity investments. Distributions received from private equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from private equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2018 and 2019 and does not expect to incur a U.S. federal excise tax for calendar year 2020.
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
Recent Accounting Pronouncements:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of September 30, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.
The SEC issued final rules that, among other things, amended the financial disclosure requirements of Regulation S-X for acquired and disposed businesses and the significance tests for a “significant subsidiary” as applicable to BDCs, and amended certain forms used by BDCs. The amendments are intended to assist BDCs in making more meaningful determinations as to whether a subsidiary or an acquired or disposed entity is significant and improve the financial disclosure requirements

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

applicable to acquisitions and dispositions of investment companies and BDCs. The Company early adopted the updated rules for the year ended September 30, 2020 which did not result in any new significant subsidiaries being identified.
Note 3. Portfolio Investments
As of September 30, 2020, 172.0% of net assets at fair value, or $1.6 billion, was invested in 113 portfolio companies, including $117.4 million in subordinated notes and limited liability company ("LLC") equity interests of SLF JV I, a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities. As of September 30, 2020, 4.3% of net assets at fair value, or $39.1 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2019, 154.5% of net assets at fair value, or $1.4 billion, was invested in 104 portfolio investments, including $126.3 million in subordinated notes and LLC equity interests of SLF JV I, and 1.7% of net assets at fair value, or $15.4 million, was invested in cash and cash equivalents. As of September 30, 2020, 84.1% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.3% consisted of subordinated debt investments, including the debt investment in SLF JV I. As of September 30, 2019, 78.6% of the Company's portfolio at fair value consisted of senior secured debt investments and 12.3% consisted of subordinated debt investments, including the debt investment in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2020, 2019 and 2018, the Company recorded net realized gains (losses) of $(13.9) million, $20.8 million and $(115.3) million, respectively. During the years ended September 30, 2020, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $(20.6) million, $38.5 million and $102.6 million, respectively.
The composition of the Company's investments as of September 30, 2020 and September 30, 2019 at cost and fair value was as follows:

	September 30, 2020		September 30, 2019
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,422,487	$1,388,605	$1,274,367	$1,212,174
Investments in equity securities	101,111	67,806	93,075	99,566
Debt investment in SLF JV I	96,250	96,250	96,250	96,250
Equity investment in SLF JV I	49,322	21,190	49,322	30,052
Total	$1,669,170	$1,573,851	$1,513,014	$1,438,042

The following table presents the composition of the Company's debt investments as of September 30, 2020 and September 30, 2019 at fixed rates and floating rates:

	September 30, 2020		September 30, 2019
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$173,346	11.67%	$132,965	10.16%
Floating rate debt securities, including the debt investment in SLF JV I	1,311,509	88.33	1,175,459	89.84
Total	$1,484,855	100.00%	$1,308,424	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of September 30, 2020 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$418,806	$904,237	$—	$1,323,043
Investments in debt securities (subordinated, including the debt investment in SLF JV I)	—	35,660	126,152	—	161,812
Investments in equity securities (preferred)	—	—	29,959	—	29,959
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	222	—	35,080	23,735	59,037
Total investments at fair value	222	454,466	1,095,428	23,735	1,573,851
Cash equivalents	35,248	—	—	—	35,248
Derivative assets	—	223	—	—	223
Total assets at fair value	$35,470	$454,689	$1,095,428	$23,735	$1,609,322
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to September 30, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227
Purchases	423,545	50,534	—	1,485	475,564
Sales and repayments	(207,898)	(40,630)	(1,388)	(13,838)	(263,754)
Transfers in (a)(b)	67,939	5,113	—	19,229	92,281
Transfers out (a)(b)	(33,625)	(605)	—	—	(34,230)
PIK interest income	7,568	—	—	—	7,568
Accretion of OID	6,042	2,856	—	—	8,898
Net unrealized appreciation (depreciation)	15,944	12,917	(9,726)	(14,981)	4,154
Net realized gains (losses)	(28,612)	(14,342)	495	2,179	(40,280)
Fair value as of September 30, 2020	$904,237	$126,152	$29,959	$35,080	$1,095,428
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of September 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2020	$(11,757)	$1,777	$(9,125)	$(17,277)	$(36,382)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There was a transfer from senior secured debt to common equity and warrants during the year ended September 30, 2020 as a result of an investment restructuring, in which $46.5 million of senior secured debt was exchanged for new senior secured debt of $27.9 million and common equity of $18.6 million. There was also a transfer from subordinated debt to common equity and warrants during the year ended September 30, 2020 as a result of an investment restructuring, in which $0.6 million subordinated debt was exchanged for common equity and warrants.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to September 30, 2019 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total	Secured Borrowings
Fair value as of September 30, 2018	$638,971	$158,859	$4,918	$61,134	$863,882	$9,728
New investments	257,378	2,664	7,019	2,514	269,575	—
Sales and repayments	(309,263)	(23,365)	(498)	(31,990)	(365,116)	(9,822)
Transfers in (a)(c)	32,293	—	28,984	—	61,277	—
Transfers out (b)(c)	(28,984)	(33,150)	—	(12,073)	(74,207)	—
PIK interest income	5,037	149	—	—	5,186	—
Accretion of OID	16,601	1,268	—	—	17,869	—
Net unrealized appreciation (depreciation)	51,043	3,884	650	(451)	55,126	2,719
Net realized gains (losses)	(9,742)	—	(495)	21,872	11,635	(2,625)
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of September 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2019	$(19,729)	$3,378	$(94)	$10,617	$(5,828)	$—
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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$542,354	Market Yield	Market Yield	(b)	6.6%	-	30.0%	12.5%
	35,508	Enterprise Value	EBITDA Multiple	(c)	0.6x	-	6.3x	5.9x
	11,510	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	314,865	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	29,314	Market Yield	Market Yield	(b)	4.8%	-	15.0%	9.3%
	588	Enterprise Value	EBITDA Multiple	(c)	7.6x	-	8.6x	8.1x
SLF JV I Debt Investment	96,250	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	16,470	Enterprise Value	Revenue Multiple	(c)	0.9x	-	7.0x	3.1x
	45,934	Enterprise Value	EBITDA Multiple	(c)	0.6x	-	15.0x	7.6x
	1,622	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	1,013	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$1,095,428
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$414,825	$414,825	$—	$—	$414,825
Unsecured notes payable (net of unamortized financing costs and unaccreted discount)	294,490	301,431	—	301,431	—
Total	$709,315	$716,256	$—	$301,431	$414,825

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

The principal value of the credit facility payable approximates fair value due to its variable interest rate and is included in Level 3 of the hierarchy. As of September 30, 2020, unsecured notes payable consisted of the 3.500% unsecured notes due 2025 ("2025 Notes"). The Company used market quotes as of the valuation date to estimate the fair value of the 2025 Notes, which are included in Level 2 of the hierarchy.
As of September 30, 2019, unsecured notes payable consisted of the 5.875% unsecured notes due 2024 ("2024 Notes") and the 6.125% unsecured notes due 2028 ("2028 Notes"). The Company used the unadjusted quoted price as of the valuation date to calculate the fair value of the 2024 Notes and the 2028 Notes. Although the 2024 Notes and the 2028 Notes were publicly traded as of September 30, 2019, the market was relatively inactive, and accordingly, these securities were included in Level 2 of the hierarchy.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,345,012	80.58%	$1,170,258	77.35%
Debt investment in SLF JV I	96,250	5.77%	96,250	6.36%
Subordinated debt	77,475	4.64%	104,109	6.88%
Common equity and warrants	61,561	3.69%	52,630	3.48%
LLC equity interests of SLF JV I	49,322	2.95%	49,322	3.26%
Preferred equity	39,550	2.37%	40,445	2.67%
Total	$1,669,170	100.00%	$1,513,014	100.00%

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,323,043	84.06%	144.61%	$1,130,876	78.64%	121.51%
Debt investment in SLF JV I	96,250	6.12%	10.52%	96,250	6.69%	10.34%
Subordinated debt	65,562	4.17%	7.17%	81,298	5.65%	8.74%
Common equity and warrants	37,847	2.40%	4.14%	58,988	4.10%	6.34%
Preferred equity	29,959	1.90%	3.27%	40,578	2.82%	4.36%
LLC equity interests of SLF JV I	21,190	1.35%	2.32%	30,052	2.10%	3.23%
Total	$1,573,851	100.00%	172.03%	$1,438,042	100.00%	154.52%

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

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Northeast	$495,440	29.69%	$394,130	26.05%
West	330,468	19.80%	377,810	24.97%
Midwest	285,674	17.11%	322,651	21.33%
International	210,963	12.64%	171,129	11.31%
Southeast	171,330	10.26%	131,522	8.69%
South	72,150	4.32%	13,798	0.91%
Southwest	67,867	4.07%	66,781	4.41%
Northwest	35,278	2.11%	35,193	2.33%
Total	$1,669,170	100.00%	$1,513,014	100.00%

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$446,499	28.38%	48.81%	$358,328	24.93%	38.50%
West	325,708	20.69%	35.60%	350,660	24.38%	37.68%
Midwest	252,482	16.04%	27.60%	297,433	20.68%	31.97%
International	213,741	13.58%	23.36%	175,687	12.22%	18.88%
Southeast	165,516	10.52%	18.09%	125,306	8.71%	13.46%
South	70,551	4.48%	7.71%	13,416	0.93%	1.44%
Southwest	65,647	4.17%	7.18%	82,395	5.73%	8.85%
Northwest	33,707	2.14%	3.68%	34,817	2.42%	3.74%
Total	$1,573,851	100.00%	172.03%	$1,438,042	100.00%	154.52%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$162,536	9.71%	$132,051	8.73%
Multi-Sector Holdings (1)	148,116	8.87	146,436	9.67
Data Processing & Outsourced Services	109,744	6.57	97,759	6.46
Pharmaceuticals	99,471	5.96	59,294	3.92
Biotechnology	89,447	5.36	82,109	5.43
Health Care Services	71,139	4.26	100,173	6.62
Specialized Finance	51,909	3.11	53,227	3.52
Personal Products	50,091	3.00	—	—
Property & Casualty Insurance	47,995	2.88	73,076	4.83
Specialty Chemicals	44,786	2.68	31,788	2.10
Movies & Entertainment	44,691	2.68	18,858	1.25
Integrated Telecommunication Services	44,583	2.67	33,741	2.23
Real Estate Services	39,023	2.34	39,332	2.60
Fertilizers & Agricultural Chemicals	33,743	2.02	—	—
Auto Parts & Equipment	33,649	2.02	42,641	2.82
Oil & Gas Refining & Marketing	31,132	1.87	30,378	2.01
Internet Services & Infrastructure	28,631	1.72	32,563	2.15
Aerospace & Defense	27,964	1.68	33,665	2.23
Managed Health Care	27,479	1.65	27,645	1.83
Oil & Gas Storage & Transportation	26,615	1.59	11,603	0.77
Electronic Components	25,600	1.53	—	—
Research & Consulting Services	24,837	1.49	34,734	2.30
Education Services	22,926	1.37	15,672	1.04
Airport Services	22,376	1.34	—	—
Health Care Supplies	21,660	1.30	—	—
Health Care Technology	21,499	1.29	51,044	3.37
Independent Power Producers & Energy Traders	21,462	1.29	—	—
Electrical Components & Equipment	20,934	1.25	21,210	1.40
Systems Software	20,694	1.24	31,716	2.10
General Merchandise Stores	19,220	1.15	18,946	1.25
Diversified Support Services	18,797	1.13	18,805	1.24
Insurance Brokers	17,546	1.05	—	—
Hotels, Resorts & Cruise Lines	15,378	0.92	—	—
Diversified Real Estate Activities	15,288	0.92	—	—
Industrial Machinery	15,081	0.90	17,055	1.13
IT Consulting & Other Services	14,919	0.89	14,975	0.99
Internet & Direct Marketing Retail	14,802	0.89	—	—
Apparel, Accessories & Luxury Goods	13,734	0.82	18,192	1.20
Advertising	13,611	0.82	42,405	2.80
Construction & Engineering	13,277	0.80	23,443	1.55
Health Care Distributors	12,810	0.77	22,561	1.49
Metal & Glass Containers	11,273	0.68	—	—
Airlines	10,535	0.63	10,640	0.70
Restaurants	10,248	0.61	3,097	0.20
Trading Companies & Distributors	10,228	0.61	10,357	0.68
Commercial Printing	7,868	0.47	6,002	0.40
Food Retail	6,851	0.41	14,473	0.96
Oil & Gas Equipment & Services	3,313	0.20	12,165	0.80
Health Care Facilities	3,133	0.19	—	—
Construction Materials	2,150	0.13	—	—
Leisure Facilities	1,887	0.11	1,887	0.12
Specialty Stores	1,305	0.08	1,305	0.09
Thrifts & Mortgage Finance	938	0.06	1,217	0.08
Specialized REITs	133	0.01	8,264	0.55
Other Diversified Financial Services	113	0.01	113	0.01
Alternative Carriers	—	—	29,400	1.94
Interactive Media & Services	—	—	21,805	1.44
Household Appliances	—	—	7,837	0.52
Environmental & Facilities Services	—	—	5,940	0.39
Human Resource & Employment Services	—	—	830	0.05
Department Stores	—	—	585	0.04
Total	$1,669,170	100.00%	$1,513,014	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$160,591	10.21%	17.57%	$129,577	9.00%	13.94%
Multi-Sector Holdings (1)	121,751	7.74	13.31	128,539	8.94	13.81
Pharmaceuticals	103,092	6.55	11.27	60,057	4.18	6.45
Data Processing & Outsourced Services	99,589	6.33	10.89	98,267	6.83	10.56
Biotechnology	96,624	6.14	10.56	85,719	5.96	9.21
Health Care Services	59,925	3.81	6.55	58,391	4.06	6.27
Personal Products	51,024	3.24	5.58	—	—	—
Specialized Finance	48,425	3.08	5.29	51,485	3.58	5.53
Property & Casualty Insurance	46,737	2.97	5.11	74,148	5.16	7.97
Movies & Entertainment	43,592	2.77	4.76	18,613	1.29	2.00
Integrated Telecommunication Services	41,091	2.61	4.49	28,876	2.01	3.10
Specialty Chemicals	39,008	2.48	4.26	23,514	1.64	2.53
Real Estate Services	37,723	2.40	4.12	39,501	2.75	4.24
Fertilizers & Agricultural Chemicals	33,719	2.14	3.69	—	—	—
Auto Parts & Equipment	31,382	1.99	3.43	40,484	2.82	4.35
Oil & Gas Refining & Marketing	29,826	1.90	3.26	31,597	2.20	3.40
Managed Health Care	26,681	1.70	2.92	27,775	1.93	2.98
Internet Services & Infrastructure	26,587	1.69	2.91	32,565	2.26	3.50
Electronic Components	26,552	1.69	2.90	—	—	—
Oil & Gas Storage & Transportation	25,749	1.64	2.81	11,926	0.83	1.28
Aerospace & Defense	24,521	1.56	2.68	33,738	2.35	3.63
Research & Consulting Services	24,212	1.54	2.65	37,336	2.60	4.01
Health Care Technology	22,058	1.40	2.41	52,275	3.64	5.62
Health Care Supplies	21,634	1.37	2.36	—	—	—
Airport Services	21,283	1.35	2.33	—	—	—
Independent Power Producers & Energy Traders	20,812	1.32	2.27	—	—	—
Systems Software	20,481	1.30	2.24	31,504	2.19	3.39
Electrical Components & Equipment	20,465	1.30	2.24	20,032	1.39	2.15
Insurance Brokers	18,083	1.15	1.98	—	—	—
General Merchandise Stores	17,877	1.14	1.95	16,934	1.18	1.82
Diversified Support Services	17,689	1.12	1.93	18,624	1.30	2.00
Hotels, Resorts & Cruise Lines	17,081	1.09	1.87	—	—	—
Diversified Real Estate Activities	16,846	1.07	1.84	—	—	—
Internet & Direct Marketing Retail	15,307	0.97	1.67	—	—	—
IT Consulting & Other Services	13,905	0.88	1.52	13,792	0.96	1.48
Construction & Engineering	13,465	0.86	1.47	23,982	1.67	2.58
Advertising	13,440	0.85	1.47	37,261	2.59	4.00
Airlines	13,132	0.83	1.44	16,140	1.12	1.73
Health Care Distributors	12,260	0.78	1.34	21,962	1.53	2.36
Metal & Glass Containers	11,833	0.75	1.29	—	—	—
Industrial Machinery	11,643	0.74	1.27	16,848	1.17	1.81
Trading Companies & Distributors	10,069	0.64	1.10	10,370	0.72	1.11
Restaurants	7,886	0.50	0.86	2,800	0.19	0.30
Apparel, Accessories & Luxury Goods	7,856	0.50	0.86	13,286	0.92	1.43
Commercial Printing	7,334	0.47	0.80	5,900	0.41	0.63
Education Services	7,088	0.45	0.77	16	—	—
Food Retail	6,998	0.44	0.76	14,903	1.04	1.60
Health Care Facilities	3,640	0.23	0.40	—	—	—
Oil & Gas Equipment & Services	2,588	0.16	0.28	13,652	0.95	1.47
Construction Materials	2,073	0.13	0.23	—	—	—
Thrifts & Mortgage Finance	353	0.02	0.04	691	0.05	0.07
Specialized REITs	222	0.01	0.02	8,213	0.57	0.88
Leisure Products	49	—	0.01	15,054	1.05	1.62
Alternative Carriers	—	—	—	29,580	2.06	3.18
Interactive Media & Services	—	—	—	22,500	1.56	2.42
Household Appliances	—	—	—	7,614	0.53	0.82
Environmental & Facilities Services	—	—	—	5,937	0.41	0.64
Leisure Facilities	—	—	—	4,809	0.33	0.52
Human Resource & Employment Services	—	—	—	775	0.05	0.08
Department stores	—	—	—	480	0.03	0.05
Total	$1,573,851	100.00%	172.03%	$1,438,042	100.00%	154.52%
___________________

(1)This industry includes the Company's investments in SLF JV I, collateralized loan obligations and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2020 and September 30, 2019, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

Senior Loan Fund JV I, LLC
In May 2014, the Company entered into an LLC agreement with Kemper to form SLF JV I. The Company co-invests in senior secured loans of middle-market companies and other corporate debt securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by the Company and one representative selected by Kemper (with approval from a representative of each required). Since the Company does not have a controlling financial interest in SLF JV I, the Company does not consolidate SLF JV I.
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. On December 28, 2018, the Company and Kemper directed the redemption of their holdings of mezzanine notes issued by SLF Repack Issuer 2016, LLC, a wholly-owned, special purpose issuer subsidiary of SLF JV I. Upon such redemption, the assets collateralizing the mezzanine notes, which consisted of equity interests of SLF JV I Funding LLC (the "Equity Interests"), were distributed in-kind to each of the Company and Kemper, based upon their respective holdings of mezzanine notes. Upon such distribution, the Company and Kemper each then directed that a portion of their respective Equity Interests holdings be contributed to SLF JV I in exchange for LLC equity interests of SLF JV I and the remainder be applied as payment for the subordinated notes of SLF JV I.  SLF Repack Issuer 2016, LLC was dissolved following the foregoing redemption and liquidation. The subordinated notes issued by SLF JV I (the "SLF JV 1 Subordinated Notes") and the mezzanine notes issued by SLF Repack Issuer 2016, LLC (the "SLF Repack Notes") collectively are referred to as the SLF JV I Notes. Prior to the redemption on December 28, 2018, the SLF Repack Notes consisted of Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes. The SLF JV I Subordinated Notes are (and the SLF Repack Notes were, prior to their redemption) senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2020 and September 30, 2019, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Subordinated Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $250.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2020 and September 30, 2019. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2020, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of September 30, 2020, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $167.9 million and $170.2 million of borrowings were outstanding as of September 30, 2020 and September 30, 2019, respectively.
As of September 30, 2020, the Deutsche Bank I Facility includes a waiver period (which extends through January 3, 2021) during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic (subject to SLF JV I’s ability to earlier terminate such period in certain circumstances).
As of September 30, 2020 and September 30, 2019, SLF JV I had total assets of $313.5 million and $360.9 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 56 and 51 portfolio companies as of September 30, 2020 and September 30, 2019, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of September 30, 2020, the Company's investment in SLF JV I consisted of LLC equity interests and Subordinated Notes of $117.4 million, at fair value. As of September 30, 2019, the Company's investment in SLF JV I consisted of LLC equity interests and Subordinated Notes of $126.3 million, at fair value.
As of each of September 30, 2020 and September 30, 2019, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of September 30, 2020 and September 30, 2019, the Company and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of September 30, 2020 and September 30, 2019, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Senior secured loans (1)	$307,579	$340,960
Weighted average interest rate on senior secured loans (2)	5.44%	6.57%
Number of borrowers in SLF JV I	56	51
Largest exposure to a single borrower (1)	$10,487	$10,835
Total of five largest loan exposures to borrowers (1)	$49,097	$50,510
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%	Diversified Support Services	$9,206	$9,170	$9,029
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,373	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	6,038	5,914	5,781	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,051	2,981	3,311	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.15%	Integrated Telecommunication Services	4,643	4,450	4,527
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,623	9,566
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	7,960	7,880	6,846	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,828	2,282	1,248	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,550	4,526	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(5)	(8)	(4)(5)
Total Apptio, Inc.					4,545	4,518
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,468	6,324	6,015	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.15%	Data Processing & Outsourced Services	9,775	9,758	9,251
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%	Systems Software	7,532	7,448	7,331	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	7,331	7,306	5,600
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,990	3,792	3,960
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,184	7,112	6,842	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	3.76%	Advertising	331	290	302
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,437	7,262	7,228
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	5,940	5,895	5,895
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%	Internet Services & Infrastructure	7,960	7,940	7,879
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%	Distributors	943	902	924
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,481	7,406	7,461
Frontier Communications Corporation	First Lien Term Loan, PRIME+2.75% cash due 6/15/2024	6.00%	Integrated Telecommunication Services	3,939	3,901	3,887
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,781	7,734	7,684
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	2,231	2,187	2,185
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	6,000	5,979	5,790	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	$3,970	$3,930	$3,923
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,541	3,598
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	971	801	1,011	(5)
Total Intelsat Jackson Holdings S.A.					4,342	4,609
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	5,322	5,308	5,302
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%	Application Software	5,000	4,876	4,842
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,546	4,481	4,192	(4)
	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(7)	(38)	(4)(5)
Total Mindbody, Inc.					4,474	4,154
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,830	3,795	3,737	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	(4)	(4)(5)
	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(8)	(4)(5)
Total MRI Software LLC					3,791	3,725
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	5,970	5,940	5,849
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	1,006	1,006	786	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	—	(4)
Total New IPT, Inc.					1,006	786
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	6,825	6,803	6,518
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	2,400	2,314	2,403
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,931	5,909	5,827
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	7,455	7,418	7,371
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(2)	(5)	(5)
Total OEConnection LLC					7,416	7,366
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	4,938	4,851	4,938	(4)
	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	270	261	270	(4)(5)
Total Olaplex, Inc.					5,112	5,208
PetVet Care Centers, LLC	First Lien Term Loan, LIBOR+4.25% cash due 2/14/2025	5.25%	Specialized Consumer Services	2,743	2,736	2,747
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	5,985	5,899	5,875
Recorded Books, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 8/31/2025	4.75%	Publishing	6,000	5,940	5,940
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,828	2,800	2,791
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	2,111	2,099	1,963	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	8,396	8,380	5,898
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,750	9,690	9,409
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%	Diversified Support Services	4,781	4,709	3,992

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	$3,718	$3,532	$3,551
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	7,940	7,900	7,911
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	4,888	4,575	4,407	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,962	4,943	4,691	(4)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	2,997	2,959	2,980
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	2,856	2,816	2,814
Veritas US Inc.	First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%	Application Software	6,500	6,371	6,375
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	4,112	4,080	4,084	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	10,487	10,495	10,291
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,980	7,662	7,744	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,956	4,680	(4)
				$307,579	$311,428	$298,771
__________
(1) Represents the interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of September 30, 2020, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.27% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of September 30, 2020.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

Both the cost and fair value of the Company's debt investment in SLF JV I were $96.3 million as of each of September 30, 2020 and September 30, 2019. The Company earned interest income of $8.1 million, $9.8 million and $11.2 million (including $3.1 million of PIK interest) on its debt investment in the SLF JV I for the years ended September 30, 2020, 2019 and 2018, respectively. The Company's debt investment in SLF JV I bears interest at a rate of one-month LIBOR plus 7.0% per annum and matures on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $21.2 million, respectively, as of September 30, 2020, and $49.3 million and $30.1 million, respectively, as of September 30, 2019. The Company did not earn dividend income for the years ended September 30, 2020 and 2019, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned dividend income of $1.6 million for the year ended September 30, 2018 with respect to its LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of September 30, 2020 and September 30, 2019 and for the years ended September 30, 2020, 2019 and 2018:

	September 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2020: $311,428; cost September 30, 2019: $347,985)	$298,771	$345,032
Cash and cash equivalents	5,389	3,674
Restricted cash	4,211	5,242
Other assets	5,093	6,912
Total assets	$313,464	$360,860

Senior credit facility payable	$167,910	$170,210
Debt securities payable at fair value (proceeds September 30, 2020: $110,000; proceeds September 30, 2019: $110,000)	110,000	110,000
Other liabilities	11,336	46,303
Total liabilities	$289,246	$326,513
Members' equity	24,218	34,347
Total liabilities and members' equity	$313,464	$360,860

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$19,808	$22,727	$20,574
Other income	338	153	65
Total investment income	20,146	22,880	20,639
Interest expense	16,637	19,858	20,713
Other expenses	244	358	473
Total expenses (1)	16,881	20,216	21,186
Net unrealized appreciation (depreciation)	(9,704)	2,257	12,386
Net realized gains (losses)	(3,691)	(8,507)	(16,311)
Net income (loss)	$(10,130)	$(3,586)	$(4,472)
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
During the year ended September 30, 2020, the Company did not sell any debt investments to SLF JV I. During the year ended September 30, 2019, the Company sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by the Company on these transactions. During the year ended September 30, 2018, the Company sold $8.0 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.0 million cash consideration. No gain or loss was recognized by the Company on these transactions.
Note 4. Fee Income
For the years ended September 30, 2020, 2019 and 2018, the Company recorded total fee income of $8.5 million, $6.7 million and $9.4 million, respectively, of which $0.7 million, $0.6 million and $1.2 million, respectively, was recurring in nature.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2020, 2019 and 2018:

(Share amounts in thousands)	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$39,224	$126,160	$46,762
Weighted average common shares outstanding — basic and diluted	140,961	140,961	140,961
Earnings (loss) per common share — basic and diluted	$0.28	$0.89	$0.33

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the years ended September 30, 2020, 2019 and 2018:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2017	140,961	$1,409	$1,579,278	$(713,030)	$867,657
Net investment income	—	—	—	60,046	60,046
Net unrealized appreciation (depreciation)	—	—	—	102,605	102,605
Net realized gains (losses)	—	—	—	(115,267)	(115,267)
Provision for income tax (expense) benefit	—	—	—	(622)	(622)
Distributions to stockholders	—	—	—	(38,699)	(38,699)
Tax return of capital	—	—	(17,685)	—	(17,685)
Reclassification of additional paid-in capital	—	—	(68,854)	68,854	—
Issuance of common stock under dividend reinvestment plan	303	3	1,408	—	1,411
Repurchases of common stock under dividend reinvestment plan	(303)	(3)	(1,408)	—	(1,411)
Balance at September 30, 2018	140,961	$1,409	$1,492,739	$(636,113)	$858,035
Net investment income	—	$—	$—	$67,909	$67,909
Net unrealized appreciation (depreciation)	—	—	—	38,457	38,457
Net realized gains (losses)	—	—	—	20,805	20,805
Provision for income tax (expense) benefit	—	—	—	(1,011)	(1,011)
Distributions to stockholders	—	—	—	(53,565)	(53,565)
Reclassification of additional paid-in capital	—	—	(4,965)	4,965	—
Issuance of common stock under dividend reinvestment plan	269	3	1,341	—	1,344
Repurchases of common stock under dividend reinvestment plan	(269)	(3)	(1,341)	—	(1,344)
Balance at September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	$—	$—	$71,992	$71,992
Net unrealized appreciation (depreciation)	—	—	—	(20,614)	(20,614)
Net realized gains (losses)	—	—	—	(13,924)	(13,924)
Provision for income tax (expense) benefit	—	—	—	1,770	1,770
Distributions to stockholders	—	—	—	(54,975)	(54,975)
Issuance of common stock under dividend reinvestment plan	435	4	1,874	—	1,878
Repurchases of common stock under dividend reinvestment plan	(435)	(4)	(1,874)	—	(1,878)
Balance at September 30, 2020	140,961	$1,409	$1,487,774	$(574,304)	$914,879

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
For income tax purposes, the Company estimates that its distributions for the 2020 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2020 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for tax purposes to the Company’s stockholders. For the year ended September 30, 2020, no portion of the distributions were deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2020, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
Total for the year ended September 30, 2020			$0.39	$ 53.1 million	435,025	$ 1.9 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
Total for the year ended September 30, 2019			$0.38	$ 52.2 million	269,330	$ 1.3 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
May 3, 2018	June 15, 2018	June 29, 2018	0.095	13.0 million	87,283	0.4 million
August 1, 2018	September 15, 2018	September 28, 2018	0.095	13.2 million	34,575	0.2 million
Total for the year ended September 30, 2018			$0.40	$ 55.0 million	303,198	$ 1.4 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Amounts may not sum due to rounding.

Common Stock Offering
There were no common stock offerings during the years ended September 30, 2020, 2019 and 2018.

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

As of September 30, 2020, (i) the size of the Credit Facility was $700 million (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility to up to the greater of $800 million and the Company’s net worth (as defined in the Credit Facility) on the date of such increase), (ii) the period during which the Company may make drawings will expire on February 25, 2023 and the maturity date is February 25, 2024 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%); provided that the interest margin will increase to 2.75% and 1.75% for LIBOR loans and alternative base rate loans, respectively, if the Company’s stockholders’ equity is below $700 million, each depending on the Company’s senior debt coverage ratio.

The Credit Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of September 30, 2020, except for assets that were held by certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Credit Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of September 30, 2020, the Company was in compliance with all financial covenants under the Credit Facility. In addition to the asset coverage ratio described above, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Credit Facility is subject to the satisfaction of certain conditions.

As of September 30, 2020 and September 30, 2019, the Company had $414.8 million and $314.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $414.8 million and $314.8 million, respectively. The Company's borrowings under the Credit Facility bore interest at a weighted average interest rate of 3.028% and 4.550% for the years ended September 30, 2020 and 2019, respectively. The Company's borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.254% for the period from November 30, 2017 to September 30, 2018. The Company’s borrowings under the Prior ING Facility (as defined below) bore interest at a weighted average interest rate of 3.705% for the period from October 1, 2017 to November 30, 2017. For the years ended September 30, 2020, 2019 and 2018, the Company recorded interest expense (inclusive of fees) of $14.9 million, $17.1 million and $11.6 million, respectively, related to the Credit Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. From issuance through September 30, 2020, the Company did not repurchase any of the 2025 Notes in the open market.
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
For the year ended September 30, 2020, the Company recorded interest expense (inclusive of fees) of $7.0 million related to the 2025 Notes.
As of September 30, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.5 million and $301.4 million, respectively. The carrying value represents the aggregate principal amount outstanding less unamortized deferred financing costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of September 30, 2020, the total unamortized deferred financing costs and the net unaccreted discount were $3.3 million and $2.2 million, respectively.
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
Interest on the 2019 Notes was paid semi-annually on March 1 and September 1 at a rate of 4.875% per annum. As of each of September 30, 2020 and September 30, 2019, there were no 2019 Notes outstanding. During the year ended September 30, 2018, the Company repurchased and subsequently canceled $21.2 million of the 2019 Notes. The Company recognized a loss of $0.1 million in connection with such transaction. The 2019 Notes matured on March 1, 2019 and were fully repaid. For the years ended September 30, 2019 and 2018, the Company recorded interest expense of $5.1 million and $12.6 million (inclusive of fees), respectively, related to the 2019 Notes.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

2024 Notes
On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of the 2024 Notes for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million. The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012, between the Company and the Trustee.
Interest on the 2024 Notes was paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 5.875% per annum. On March 2, 2020, the Company redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes, following which they were delisted from the New York Stock Exchange. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. The Company recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during the year ended September 30, 2020.
For the year ended September 30, 2020, the Company recorded interest expense of $1.9 million (inclusive of fees) related to the 2024 Notes. For each of the years ended September 30, 2019 and 2018, the Company recorded interest expense of $4.6 million (inclusive of fees) related to the 2024 Notes.
As of September 30, 2020, there were no 2024 Notes outstanding. As of September 30, 2019, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.9 million and $77.4 million, respectively.
2028 Notes
In April and May 2013, the Company issued $86.3 million in aggregate principal amount of the 2028 Notes for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The 2028 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the second supplemental indenture, dated April 4, 2013, between the Company and the Trustee.
Interest on the 2028 Notes was paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 6.125% per annum. On March 13, 2020, the Company redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes, following which they were delisted from the Nasdaq Global Select Market. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. The Company recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during the year ended September 30, 2020.
For the year ended September 30, 2020, the Company recorded interest expense of $2.5 million (inclusive of fees) related to the 2028 Notes. For each of the years ended September 30, 2019 and 2018, the Company recorded interest expense of $5.5 million (inclusive of fees) related to the 2028 Notes.
As of September 30, 2020, there were no 2028 Notes outstanding. As of September 30, 2019, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.6 million and $87.6 million, respectively.
Secured Borrowings
As of September 30, 2020 and 2019, there were no secured borrowings outstanding. During the year ended September 30, 2019, $7.2 million of secured borrowings were extinguished in exchange for $7.2 million of preferred stock in C5 Technology Holdings, LLC, which was restructured during the year.
For the years ended September 30, 2019 and 2018, the Company recorded interest expense of $0.1 million and $0.7 million, respectively, related to the secured borrowings. For the years ended September 30, 2019 and 2018, the Company recorded unrealized appreciation (depreciation) on secured borrowings of $(2.7) million, $2.4 million respectively. For the year ended September 30, 2019, the Company recorded a realized gain of $2.6 million as a result of the extinguishment of secured borrowings in connection with the C5 Technology Holdings, LLC restructuring.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2020 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2021	2022	2023	2024	2025 and Thereafter
Credit Facility	$414,825	$—	$—	$—	$414,825	$—
2025 Notes	300,000	—	—	—	—	300,000
Total	$714,825	$—	$—	$—	$414,825	$300,000

Note 7. Interest and Dividend Income

As of September 30, 2020 and September 30, 2019, there were two and three investments, respectively, on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2020 and September 30, 2019 were as follows:

	September 30, 2020				September 30, 2019
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,500,364	98.79%	$1,483,284	99.89%	$1,311,849	95.72%	$1,305,718	99.79%
PIK non-accrual (1)	12,661	0.83	—	—	12,661	0.92	—	—
Cash non-accrual (2)	5,712	0.38	1,571	0.11	46,107	3.36	2,706	0.21
Total	$1,518,737	100.00%	$1,484,855	100.00%	$1,370,617	100.00%	$1,308,424	100.00%
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
As of September 30, 2020, the Company had net capital loss carryforwards of $515.3 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $84.3 million are available to offset future short-term capital gains and $431.0 million are available to offset future long-term capital gains.
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the years ended September 30, 2020, 2019 and 2018.

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Net increase (decrease) in net assets resulting from operations	$39,224	$126,160	$46,762
Net unrealized (appreciation) depreciation	20,614	(38,457)	(102,605)
Book/tax difference due to organizational costs	(87)	(87)	(87)
Book/tax difference due to interest income on certain loans	1,214	3,330	1,348
Book/tax difference due to capital losses not recognized / (recognized)	(545)	(18,571)	99,431
Other book/tax differences	(6,058)	(8,111)	(6,147)
Taxable/Distributable Income (1)	$54,362	$64,264	$38,702
 __________
(1) The Company's taxable income for the year ended September 30, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2020. Therefore, the final taxable income may be different than the estimate.

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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of September 30, 2020, $3.0 million of $3.8 million net deferred tax assets would not more likely than not be realized in future periods. As of September 30, 2020, the Company recorded a deferred tax asset of $0.8 million on the Consolidated Statements of Assets and Liabilities.
For the year ended September 30, 2020, the Company recognized a total provision for income tax benefit of $1.8 million, which was comprised of (i) a current income tax benefit of approximately $0.2 million, and (ii) a deferred income tax benefit of approximately $1.6 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
As of September 30, 2020, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$9,392
Net realized capital losses	515,255
Unrealized losses, net	68,439
The aggregate cost of investments for income tax purposes was $1.6 billion as of September 30, 2020. As of September 30, 2020, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $300.3 million. As of September 30, 2020, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $368.7 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $68.4 million.

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
During the year ended September 30, 2020, the Company recorded an aggregate net realized loss of $13.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Cenegenics, LLC	$(29.2)
Dominion Diagnostics, LLC	(15.6)
Thruline Marketing Inc.	(4.9)
Covia Holdings Corporation	(3.3)
YETI Holdings, Inc.	17.6
Sorrento Therapeutics, Inc.	11.5
Lytx Holdings, LLC	5.2
Goodrx Holdings Inc.	2.1
HealthEdge Software, Inc.	1.8
Other, net	0.9
Total, net	$(13.9)
During the year ended September 30, 2019, the Company recorded an aggregate net realized gain of $20.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Maverick Healthcare Group, LLC	$17.5
BeyondTrust Holdings LLC	12.4
Comprehensive Pharmacy Services LLC	7.6
Refac Optical Group	7.5
YETI Holdings, Inc.	5.3
InMotion Entertainment Group, LLC	3.0
Advanced Pain Management	(22.5)
Thing5, LLC (net of secured borrowings)	(11.1)
Weatherford International	(3.3)
Other, net	4.4
Total, net	$20.8

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the year ended September 30, 2018, the Company recorded an aggregate net realized loss of $115.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(74.8)
TransTrade Operators, Inc.	(32.5)
Traffic Solutions Holdings, Inc.	(15.8)
Metamorph US 3, LLC	(6.7)
Lytx, Inc.	4.4
Other, net	10.1
Total, net	$(115.3)

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the years ended September 30, 2020, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $(20.6) million, $38.5 million and $102.6 million, respectively. For the year ended September 30, 2020, this consisted of $35.3 million of net unrealized depreciation on equity investments, $12.0 million of net unrealized depreciation on debt investments and $0.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $26.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the year ended September 30, 2019, this consisted of $57.0 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $10.6 million of net unrealized appreciation on equity investments and $0.3 million net unrealized appreciation of foreign currency forward contracts, partially offset by $26.8 million of net unrealized depreciation on debt investments and $2.7 million of net unrealized depreciation of secured borrowings (which results in a reclassification to realized gains). For the year ended September 30, 2018, this consisted of $127.4 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $2.4 million of net unrealized appreciation on secured borrowings and $2.2 million of net unrealized appreciation on equity investments, offset by $29.4 million of net unrealized depreciation on debt investments.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of September 30, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $11.2 million and $10.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and OCM, as applicable.
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
For the years ended September 30, 2020 and 2019, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $22.9 million and $22.2 million, respectively, which was payable to Oaktree or OCM, as applicable. For the period from October 17, 2017 to September 30, 2018, the base management fee (net of waivers) incurred under the Investment Advisory Agreement was $21.4 million, which was payable to OCM. For the period from October 1, 2017 to October 17, 2017, the base management fee (net of waivers) incurred under the Former Investment Advisory Agreement with the Former Adviser was $1.1 million, which was payable to the Former Adviser.
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

For the years ended September 30, 2020 and 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $15.2 million and $14.9 million, respectively. For the period from October 17, 2017 to September 30, 2018, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $10.5 million (prior to accrued waivers).

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. For the year ended September 30, 2020, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement. For the year ended September 30, 2019, the Company incurred $4.6 million of capital gains incentive fees under the Investment Advisory Agreement (prior to waivers).

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the year ended September 30, 2020, the Company reversed $5.6 million of previously accrued capital gains incentive fees. For the year ended September 30, 2019, the Company recorded $10.2 million of accrued capital gains incentive fees (prior to waivers). The Company did not have any cumulative accrued capital gains incentive fees payable as of September 30, 2020.

To ensure compliance with Section 15(f) of the Investment Company Act, OCM entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which OCM waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. The contractual amount of fees permanently waived at the end of the two-year period was $3.9 million. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” As of September 30, 2019, the Company had accrued cumulative fee waivers of $9.1 million. During the year ended September 30, 2020, the Company reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period has ended.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the accrued waiver balance and illustrates the impact of the end of the two-year contractual fee waiver period:

($ in millions)
Accrued fee waivers as of September 30, 2019 (1)	$9.1
Reversal of previously accrued fee waivers (2)	(5.2)
Contractual fees waived under the Investment Advisory Agreement (3)	(3.9)
Accrued fee waivers as of September 30, 2020	$—
(1)Calculated in accordance with GAAP as of September 30, 2019 and is based on a hypothetical liquidation basis.
(2)Reflects the reversal of fee waivers that were previously accrued based on a hypothetical liquidation basis when the two-year contractual fee waiver was in effect. This reversal was recognized in connection with the expiration of the two-year contractual fee waiver, which ended on October 17, 2019, and is reflected in reversal of fees waived in the Consolidated Statement of Operations for the year ended September 30, 2020.
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
For the years ended September 30, 2020, 2019 and 2018, the Company accrued administrative expenses of $1.8 million, $2.3 million and $2.1 million, respectively, including $0.3 million, $0.3 million and $0.4 million of general and administrative expenses, respectively. Of the accrued administrative expenses of $2.1 million for the year ended September 30, 2018, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.9 million was due to Oaktree Administrator.
As of September 30, 2020 and September 30, 2019, $2.1 million and $2.7 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018 (1)	Year ended September 30, 2017	Year ended September 30, 2016
Net asset value per share at beginning of period	$6.60	$6.09	$6.16	$7.97	$9.00
Net investment income (2)	0.51	0.48	0.43	0.51	0.72
Net unrealized appreciation (depreciation) (2)	(0.14)	0.27	0.73	(0.69)	(0.33)
Net realized gains (losses) (2)	(0.10)	0.14	(0.83)	(1.21)	(0.84)
Provision for income tax (expense) benefit (2)	0.01	—	—	—	—
Distributions of net investment income to stockholders	(0.39)	(0.38)	(0.27)	(0.47)	(0.67)
Tax return of capital	—	—	(0.13)	—	(0.05)
Net issuance/repurchases of common stock	—	—	—	0.05	0.14
Net asset value per share at end of period	$6.49	$6.60	$6.09	$6.16	$7.97
Per share market value at beginning of period	$5.18	$4.96	$5.47	$5.81	$6.17
Per share market value at end of period	$4.84	$5.18	$4.96	$5.47	$5.81
Total return (3)	2.10%	12.56%	(1.49)%	2.84%	7.02%
Common shares outstanding at beginning of period	140,961	140,961	140,961	143,259	150,263
Common shares outstanding at end of period	140,961	140,961	140,961	140,961	143,259
Net assets at beginning of period	$930,630	$858,035	$867,657	$1,142,288	$1,353,094
Net assets at end of period	$914,879	$930,630	$858,035	$867,657	$1,142,288
Average net assets (4)	$871,305	$909,264	$841,583	$1,018,498	$1,229,639
Ratio of net investment income to average net assets	8.26%	7.47%	7.13%	7.13%	8.68%
Ratio of total expenses to average net assets	7.57%	9.65%	9.51%	10.49%	13.09%
Ratio of net expenses to average net assets	8.16%	8.78%	9.35%	10.35%	11.48%
Ratio of portfolio turnover to average investments at fair value	38.99%	32.50%	67.66%	39.06%	23.39%
Weighted average outstanding debt (5)	$647,080	$573,891	$608,553	$982,372	$1,190,105
Average debt per share (2)	$4.59	$4.07	$4.32	$6.95	$8.07
Asset coverage ratio at end of period (6)	227.22%	294.91%	232.98%	227.40%	220.84%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree or its affiliates. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of debt outstanding for the period.
(6)	Based on outstanding senior securities of $714.8 million, $476.1 million, $643.4 million, $680.7 million and $946.5 million as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.

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

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
Credit Facility and Prior ING Facility
Fiscal 2011	$133,500	3,328	—	N/A
Fiscal 2012	141,000	3,857	—	N/A
Fiscal 2013	168,000	3,949	—	N/A
Fiscal 2014	267,395	2,595	—	N/A
Fiscal 2015	383,495	2,389	—	N/A
Fiscal 2016	472,495	2,208	—	N/A
Fiscal 2017	226,495	2,274	—	N/A
Fiscal 2018	241,000	2,330	—	N/A
Fiscal 2019	314,825	2,949	—	N/A
Fiscal 2020	414,825	2,272	—	N/A

Wells Fargo Facility
Fiscal 2011	$39,524	3,328	—	N/A
Fiscal 2012	60,251	3,857	—	N/A
Fiscal 2013	20,000	3,949	—	N/A

Sumitomo Facility
Fiscal 2011	$5,000	3,328	—	N/A
Fiscal 2012	—	3,857	—	N/A
Fiscal 2013	—	3,949	—	N/A
Fiscal 2014	50,000	2,595	—	N/A
Fiscal 2015	43,800	2,389	—	N/A
Fiscal 2016	43,800	2,208	—	N/A
Fiscal 2017	29,500	2,274	—	N/A

Convertible Notes
Fiscal 2011	$135,000	3,328	—	N/A
Fiscal 2012	115,000	3,857	—	N/A
Fiscal 2013	115,000	3,949	—	N/A
Fiscal 2014	115,000	2,595	—	N/A
Fiscal 2015	115,000	2,389	—	N/A

Secured Borrowings
Fiscal 2014	$84,750	2,595	—	N/A
Fiscal 2015	21,787	2,389	—	N/A
Fiscal 2016	18,929	2,208	—	N/A
Fiscal 2017	13,489	2,274	—	N/A
Fiscal 2018	12,314	2,330	—	N/A

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (in thousands)(2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
2019 Notes
Fiscal 2014	$250,000	2,595	—	N/A
Fiscal 2015	250,000	2,389	—	N/A
Fiscal 2016	250,000	2,208	—	N/A
Fiscal 2017	250,000	2,274	—	N/A
Fiscal 2018	228,825	2,330	—	N/A

2024 Notes
Fiscal 2013	$75,000	3,949	—	979.45
Fiscal 2014	75,000	2,595	—	966.96
Fiscal 2015	75,000	2,389	—	991.94
Fiscal 2016	75,000	2,208	—	993.70
Fiscal 2017	75,000	2,274	—	1,006.74
Fiscal 2018	75,000	2,330	—	1,010.72
Fiscal 2019	75,000	2,949	—	1,012.76

2025 Notes
Fiscal 2020	$300,000	2,272	—	N/A

2028 Notes
Fiscal 2013	$86,250	3,949	—	957.21
Fiscal 2014	86,250	2,595	—	943.73
Fiscal 2015	86,250	2,389	—	988.06
Fiscal 2016	86,250	2,208	—	999.29
Fiscal 2017	86,250	2,274	—	1,007.51
Fiscal 2018	86,250	2,330	—	994.82
Fiscal 2019	86,250	2,949	—	993.33

Total Senior Securities
Fiscal 2011	$313,024	3,328	—
Fiscal 2012	316,251	3,857	—
Fiscal 2013	464,250	3,949	—
Fiscal 2014	928,395	2,595	—
Fiscal 2015	975,332	2,389	—
Fiscal 2016	946,474	2,208	—
Fiscal 2017	680,734	2,274	—
Fiscal 2018	643,389	2,330	—
Fiscal 2019	476,075	2,949	—
Fiscal 2020	714,825	2,272	—
__________
(1)This table excludes any SBA-guaranteed debentures outstanding during the relevant periods because the SEC has granted the Company exemptive relief that permits us to exclude such debentures from the definition of senior securities in the asset coverage ratio the Company is required to maintain under the Investment Company Act.
(2)Total amount of each class of senior securities outstanding at the end of the period, presented in thousands.
(3)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company's consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”
(4)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information that the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.
(5)Calculated on a daily average basis.

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
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2020, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$35,577	£27,494	11/12/2020	$25	$—	Derivative asset
Foreign currency forward contract	$30,260	€25,614	11/12/2020	$198	$—	Derivative asset
				$223	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$22,161	£17,910	10/15/2019	$76	$—	Derivative asset
Foreign currency forward contract	$19,193	€17,150	11/29/2019	$414	$—	Derivative asset
				$490	$—

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2020, the Company's only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2019, the Company's only off-balance sheet arrangements consisted of $88.3 million of unfunded commitments, which was comprised of $83.5 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC subordinated notes and LLC equity interests and limited partnership interests) as of September 30, 2020 and September 30, 2019 is shown in the table below:

	September 30, 2020	September 30, 2019
Assembled Brands Capital LLC	$36,079	$35,182
WPEngine, Inc.	26,348	—
Athenex, Inc.	22,780	—
NuStar Logistics, L.P.	17,911	—
A.T. Holdings II SÀRL	7,541	—
MRI Software LLC	7,239	—
Dominion Diagnostics, LLC	5,887	—
Corrona, LLC	5,189	—
NeuAG, LLC	4,382	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Mindbody, Inc.	3,048	3,048
Ardonagh Midco 3 PLC	3,007	—
Accupac, Inc.	2,346	—
Acquia Inc.	2,240	—
New IPT, Inc.	2,229	2,229
Olaplex, Inc.	1,917	—
Apptio, Inc.	1,538	1,538
Senior Loan Fund JV I, LLC	1,328	1,328
Coyote Buyer, LLC	942	—
iCIMs, Inc.	882	882
Immucor, Inc.	541	—
Ministry Brands, LLC	425	800
GKD Index Partners, LLC	231	1,156
PaySimple, Inc.	—	12,250
P2 Upstream Acquisition Co.	—	9,000
Sorrento Therapeutics, Inc.	—	7,500
TerSera Therapeutics, LLC	—	4,200
Thruline Marketing, Inc.	—	3,000
4 Over International, LLC	—	1,977
PLATO Learning Inc. (1)	—	746
Total	$157,530	$88,336
 ___________
(1) This investment was on cash or PIK non-accrual status as of September 30, 2020 and September 30, 2019.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for Oaktree Specialty Lending Corporation for the years ended September 30, 2020 and 2019 are below:

	As of and for the three months ended
(dollars in thousands, except per share amounts)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total investment income	$43,599	$34,403	$34,171	$30,960	$34,513	$36,669	$38,244	$38,276
Net investment income	24,545	16,770	22,841	7,836	16,275	16,608	17,709	17,317
Net realized and unrealized gains (losses), net of taxes	46,072	103,461	(188,308)	6,007	(2,304)	3,378	46,776	10,401
Net increase (decrease) in net assets resulting from operations	70,617	120,231	(165,467)	13,843	13,971	19,986	64,485	27,718
Net assets	914,879	859,063	752,224	931,082	930,630	930,050	923,456	872,362
Total investment income per common share (1)	$0.31	$0.24	$0.24	$0.22	$0.24	$0.26	$0.27	$0.27
Net investment income per common share (1)	0.17	0.12	0.16	0.06	0.12	0.12	0.13	0.12
Earnings (losses) per common share (1)	0.50	0.85	(1.17)	0.10	0.10	0.14	0.46	0.20
Net asset value per common share at period end	6.49	6.09	5.34	6.61	6.60	6.60	6.55	6.19
__________
(1) The sum of quarterly per share amounts may not equal annual amounts due to rounding.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2020, except as discussed below:
Distribution Declaration
On November 13, 2020, the Company’s Board of Directors declared a quarterly distribution of $0.11 per share, payable in cash on December 31, 2020 to stockholders of record on December 15, 2020.
Upsize of Credit Facility
On October 28, 2020, the Company entered into an incremental commitment and assumption agreement in connection with the Company’s exercise of $75 million of the accordion feature under the Credit Facility, increasing the size of the Credit Facility to $775 million.
Merger Agreement
On October 28, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oaktree Strategic Income Corporation, a Delaware corporation (“OCSI”), Lion Merger Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, Oaktree. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OCSI, with OCSI continuing as the surviving company and as the Company’s wholly-owned subsidiary (the “Merger”), and, immediately thereafter, OCSI will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”). Both the Company’s Board of Directors and the Board of Directors of OCSI, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of certain independent directors of the Company or OCSI, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.
At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of OCSI (the “OCSI Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of the Company and OCSI will deliver to the other a calculation of its net asset value as of such date (such calculation with respect to OCSI, the “Closing OCSI Net Asset Value” and such calculation with respect to the Company, the “Closing OCSL Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the “OCSI Per Share NAV”, which will be equal to (i) the Closing OCSI Net Asset Value divided by (ii) the number of shares of OCSI Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of the Company’s common stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OCSI Per Share NAV divided by (ii) the OCSL Per Share NAV.
The Company and OCSI will update and redeliver the Closing OCSL Net Asset Value or the Closing OCSI Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Merger Agreement contains customary representations and warranties by each of the Company, OCSI and Oaktree. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of the Company’s and OCSI’s businesses during the period prior to the closing of the Mergers.
Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2021, is subject to certain closing conditions, including requisite approvals of the Company’s and OCSI’s stockholders and certain other closing conditions.
The Merger Agreement also contains certain termination rights in favor of the Company and OCSI, including if the Mergers are not completed on or before July 28, 2021 or if the requisite approvals of the Company’s or OCSI’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OCSI may be required to pay the Company a termination fee of approximately $5.7 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring the Company may be required to pay OCSI a termination fee of approximately $20.0 million.
Management Fee Waiver
In connection with entry into the Merger Agreement, Oaktree has agreed to waive $750,000 of base management fees payable to it under the Investment Advisory Agreement in each of the eight quarters immediately following the closing of the Mergers (for an aggregate waiver of $6.0 million of base management fees).

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2020

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2020	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	34,984	—	(7,346)	27,638	3.0%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,660	—	1,076	—	27,869	(209)	27,660	3.0%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.00%		5,260	—	216	—	5,260	—	5,260	0.6%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	—	—	18,627	(10,960)	7,667	0.8%

First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			11,510	—	1,180	11,510	106	(106)	11,510	1.3%
100% equity interest				—	—	4,630	—	(3,008)	1,622	0.2%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%		2,304	—	193	3,256	—	(1,456)	1,800	0.2%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.00%		1,009	—	76	1,009	—	(221)	788	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	2,903	—	(2,903)	—	—%
Senior Loan Fund JV I, LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	7.17%		96,250	—	8,055	96,250	—	—	96,250	10.5%
87.5% LLC equity interest				—	—	30,052	—	(8,862)	21,190	2.3%
Thruline Marketing, Inc.		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022			—	—	257	18,146	—	(18,146)	—	—%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	1	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC				(4,932)	—	6,438	4,210	(10,648)	—	—%
Total Control Investments			$143,993	$(4,932)	$11,054	$209,178	$56,072	$(63,865)	$201,385	22.0%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$4,688	$—	$487	$5,585	$2,036	$(3,427)	$4,194	0.5%
1,609,201 Class A Units				—	—	782	—	(299)	483	0.1%
1,019,168.80 Preferred Units, 6%				—	—	1,019	72	—	1,091	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	1,784	—	(1,043)	741	0.1%
Total Affiliate Investments			$4,688	$—	$487	$9,170	$2,108	$(4,769)	$6,509	0.7%
Total Control & Affiliate Investments			$148,681	$(4,932)	$11,541	$218,348	$58,180	$(68,634)	$207,894	22.7%

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2020.

The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III — OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	157

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1^	Agreement and Plan of Merger among Oaktree Strategic Income Corporation, the Registrant, Lion Merger Sub, Inc. and Oaktree Fund Advisors LLC (for the limited purposes set forth therein), dated as of October 28, 2020 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2	Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.3	Fourth Supplemental Indenture, dated as of October 17, 2017, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.4
Fifth Supplemental Indenture, dated as of February 25, 2020, relating to the 3.500% Notes due 2025, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 25, 2020).

4.5	Form of 3.500% Notes due 2025 (included as Exhibit A to Exhibit 4.4 hereto).

4.6*	Description of Securities

10.1	Investment Advisory Agreement, dated as of May 4, 2020, between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

10.2	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.3	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.4	Senior Loan Fund JV I, LLC Limited Liability Company Agreement, dated May 2, 2014, by and between Oaktree Specialty Lending Corporation and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on May 7, 2014).

10.5	Administration Agreement, dated as of September 30, 2019 between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 2, 2019).

10.6	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on February 26, 2019).

10.7
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

10.8
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

10.9	Incremental Commitment and Assumption Agreement, dated as of October 28, 2020, made by the Registrant, as Borrower, the assuming lender party hereto, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among Oaktree Specialty Lending Corporation, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

14.1*	Joint Code of Ethics of the Registrant, Oaktree Strategic Income Corporation and Oaktree Strategic Income II, Inc.

14.2	Code of Ethics of Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 29, 2017).

21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: FSFC Holdings, Inc. — Delaware

23.1*	Consent of Registered Public Accounting Firm

24	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
^	Exhibits and schedules to Exhibit 2.1 have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: November 18, 2020

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mel Carlisle and Mathew Pendo, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 18, 2020

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 18, 2020

/s/ JOHN B. FRANK John B. Frank	Director	November 18, 2020

/s/ DEBORAH A. GERO Deborah A. Gero	Director	November 18, 2020

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 18, 2020

/s/ RICHARD G. RUBEN Richard G. Ruben	Director	November 18, 2020

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 18, 2020