Form 10-Q
period 2020-12-31
Oaktree Specialty Lending Corp
filed 2021-02-04
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of February 2, 2021.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2020 (unaudited)	September 30, 2020
ASSETS
Investments at fair value:
Control investments (cost December 31, 2020: $243,990; cost September 30, 2020: $245,950)	$207,760	$201,385
Affiliate investments (cost December 31, 2020: $10,303; cost September 30, 2020: $7,551)	8,971	6,509
Non-control/Non-affiliate investments (cost December 31, 2020: $1,503,368; cost September 30, 2020: $1,415,669)	1,495,593	1,365,957
Total investments at fair value (cost December 31, 2020: $1,757,661; cost September 30, 2020: $1,669,170)	1,712,324	1,573,851
Cash and cash equivalents	24,234	39,096
Interest, dividends and fees receivable	8,999	6,935
Due from portfolio companies	2,093	2,725
Receivables from unsettled transactions	11,054	9,123
Deferred financing costs	5,840	5,947
Deferred offering costs	67	67
Deferred tax asset, net	1,122	847
Derivative assets at fair value	—	223
Other assets	28,170	1,898
Total assets	$1,793,903	$1,640,712
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,442	$1,072
Base management fee and incentive fee payable	20,230	11,212
Due to affiliate	2,355	2,130
Interest payable	4,192	1,626
Payables from unsettled transactions	102,737	478
Derivative liability at fair value	2,203	—
Credit facility payable	400,025	414,825
Unsecured notes payable (net of $3,086 and $3,272 of unamortized financing costs as of December 31, 2020 and September 30, 2020, respectively)	294,802	294,490
Total liabilities	828,986	725,833
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 140,961 shares issued and outstanding as of December 31, 2020 and September 30, 2020	1,409	1,409
Additional paid-in-capital	1,487,774	1,487,774
Accumulated overdistributed earnings	(524,266)	(574,304)
Total net assets (equivalent to $6.85 and $6.49 per common share as of December 31, 2020 and September 30, 2020, respectively) (Note 12)	964,917	914,879
Total liabilities and net assets	$1,793,903	$1,640,712

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2020	Three months ended December 31, 2019
Interest income:
Control investments	$2,343	$2,551
Affiliate investments	105	114
Non-control/Non-affiliate investments	29,184	25,659
Interest on cash and cash equivalents	1	81
Total interest income	31,633	28,405
PIK interest income:
Non-control/Non-affiliate investments	3,089	1,161
Total PIK interest income	3,089	1,161
Fee income:
Control investments	15	6
Affiliate investments	5	5
Non-control/Non-affiliate investments	3,332	1,060
Total fee income	3,352	1,071
Dividend income:
Control investments	130	323
Total dividend income	130	323
Total investment income	38,204	30,960
Expenses:
Base management fee	6,541	5,607
Part I incentive fee	4,149	2,988
Part II incentive fee	9,540	1,051
Professional fees	867	640
Directors fees	143	143
Interest expense	6,095	6,535
Administrator expense	333	428
General and administrative expenses	518	532
Total expenses	28,186	17,924
Reversal of fees waived	—	5,200
Net expenses	28,186	23,124
Net investment income	10,018	7,836
Unrealized appreciation (depreciation):
Control investments	8,335	1,997
Affiliate investments	(290)	(64)
Non-control/Non-affiliate investments	41,937	2,408
Foreign currency forward contracts	(2,426)	(1,462)
Net unrealized appreciation (depreciation)	47,556	2,879
Realized gains (losses):
Non-control/Non-affiliate investments	8,738	3,839
Foreign currency forward contracts	(523)	(551)
Net realized gains (losses)	8,215	3,288
Provision for income tax (expense) benefit	(245)	(160)
Net realized and unrealized gains (losses), net of taxes	55,526	6,007
Net increase (decrease) in net assets resulting from operations	$65,544	$13,843
Net investment income per common share — basic and diluted	$0.07	$0.06
Earnings (loss) per common share — basic and diluted (Note 5)	$0.46	$0.10
Weighted average common shares outstanding — basic and diluted	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2020	Three months ended December 31, 2019
Operations:
Net investment income	$10,018	$7,836
Net unrealized appreciation (depreciation)	47,556	2,879
Net realized gains (losses)	8,215	3,288
Provision for income tax (expense) benefit	(245)	(160)
Net increase (decrease) in net assets resulting from operations	65,544	13,843
Stockholder transactions:
Distributions to stockholders	(15,506)	(13,391)
Net increase (decrease) in net assets from stockholder transactions	(15,506)	(13,391)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	528	481
Repurchases of common stock under dividend reinvestment plan	(528)	(481)
Net increase (decrease) in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	50,038	452
Net assets at beginning of period	914,879	930,630
Net assets at end of period	$964,917	$931,082
Net asset value per common share	$6.85	$6.61
Common shares outstanding at end of period	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2020	Three months ended December 31, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$65,544	$13,843
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	(47,556)	(2,879)
Net realized (gains) losses	(8,215)	(3,288)
PIK interest income	(3,089)	(1,161)
Accretion of original issue discount on investments	(3,143)	(2,028)
Accretion of original issue discount on unsecured notes payable	127	—
Amortization of deferred financing costs	636	463
Deferred taxes	(275)	225
Purchases of investments	(243,741)	(115,792)
Proceeds from the sales and repayments of investments	169,821	97,022
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(1,848)	811
(Increase) decrease in due from portfolio companies	632	(315)
(Increase) decrease in receivables from unsettled transactions	(1,931)	(872)
(Increase) decrease in other assets	(26,272)	(267)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,314	(92)
Increase (decrease) in base management fee and incentive fee payable	9,018	5,804
Increase (decrease) in due to affiliate	225	(141)
Increase (decrease) in interest payable	2,566	106
Increase (decrease) in payables from unsettled transactions	102,259	(34,909)
Increase (decrease) in amounts payable to syndication partners	—	1
Net cash provided by (used in) operating activities	16,072	(43,469)
Financing activities:
Distributions paid in cash	(14,978)	(12,910)
Borrowings under credit facilities	—	82,000
Repayments of borrowings under credit facilities	(14,800)	(19,000)
Repurchases of common stock under dividend reinvestment plan	(528)	(481)
Deferred financing costs paid	(288)	—
Deferred offering costs paid	—	(20)
Net cash provided by (used in) financing activities	(30,594)	49,589
Effect of exchange rate changes on foreign currency	(340)	1
Net increase (decrease) in cash and cash equivalents	(14,862)	6,121
Cash and cash equivalents, beginning of period	39,096	15,406
Cash and cash equivalents, end of period	$24,234	$21,527
Supplemental information:
Cash paid for interest	$2,766	$5,966
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$528	$481
Deferred financing costs	(57)	—
Deferred offering costs	—	(45)

Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2020	September 30, 2020
Cash and cash equivalents	$24,234	$39,096
Restricted cash	—	—
Total cash and cash equivalents and restricted cash	$24,234	$39,096

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(20)
34,984,460.37 Preferred Units				34,984	27,638	(20)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,590	27,590	27,590	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.00%		7,699	7,699	7,699	(6)(19)(20)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,626	7,667	(20)
				53,915	42,956
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	7,500	(11)(20)
100% equity interest				6,356	1,681	(11)(12)(20)
				6,356	9,181
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%		2,154	2,154	1,683	(6)(20)
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.00%		1,009	1,009	788	(6)(19)(20)
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	(20)
				3,163	2,471
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	7.14%		96,250	96,250	96,250	(6)(11)(20)
87.5% LLC equity interest				49,322	29,264	(11)(16)(19)
				145,572	125,514
Total Control Investments (21.5% of net assets)				$243,990	$207,760

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$7,440	$7,440	$6,949	(6)(19)(20)
1,609,201 Class A Units				764	418	(20)
1,019,168.80 Preferred Units, 6%				1,019	1,101	(20)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(20)
				9,223	8,468
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	503	(20)
				1,080	503
Total Affiliate Investments (0.9% of net assets)				$10,303	$8,971

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$5,645	$5,627	$5,236	(6)(20)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.00%		2,232	2,214	2,070	(6)(20)
				7,841	7,306
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			37,158	36,793	36,786	(11)(20)
				36,793	36,786
Access CIG, LLC		Diversified Support Services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	7.98%		15,000	14,913	14,869	(6)
				14,913	14,869

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		$12,456	$12,273	$12,456	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(34)	—	(6)(19)(20)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		1,564	1,541	1,564	(6)(20)
				13,780	14,020
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		20,950	20,612	20,656	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(37)	(31)	(6)(19)(20)
				20,575	20,625
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		8,333	8,125	8,167	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025			—	(42)	(33)	(6)(19)(20)
				8,083	8,134
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(20)
				5,165	—
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	13,857	(20)
				13,611	13,857
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%		16,301	15,984	16,199	(6)(11)
				15,984	16,199
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,683	30,315	(6)(11)(20)
				27,683	30,315
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		$15,703	15,360	17,057	(6)
				15,360	17,057
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(20)
				90	—
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		7,940	7,861	7,980	(6)
				7,861	7,980
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			13,524	13,301	13,820	(11)
				13,301	13,820
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Note A due 12/13/2023			14,800	19,529	20,999	(11)(20)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			14,800	19,529	20,408	(11)(20)
				39,058	41,407
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		7,328	6,541	6,815	(6)(11)(20)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.75%		12,500	12,188	10,313	(6)(11)(20)
				18,729	17,128
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		7,995	7,977	7,987	(6)(20)
				7,977	7,987

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		$23,764	$23,441	$23,318	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(20)	(29)	(6)(19)(20)
				23,421	23,289
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€1,440	1,596	1,746	(6)(11)(20)
First Lien Term Loan, UK LIBOR+5.4375% cash 2.0625% PIK due 7/14/2026	6.19%		£11,303	13,773	15,311	(6)(11)(20)
First Lien Delayed Draw Term Loan, UK LIBOR+5.4375% cash 2.0625% PIK due 7/14/2026	6.19%		£400	434	517	(6)(11)(19)(20)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$1,111	1,100	1,192	(11)
				16,903	18,766
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		2,546	2,174	2,182	(6)
				2,174	2,182
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	6.65%		19,985	19,952	20,180	(6)
				19,952	20,180
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			34,169	32,875	34,108	(11)(20)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(237)	(31)	(11)(19)(20)
266,052 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				915	860	(11)(20)
				33,553	34,937
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+5.75% cash due 12/24/2026	6.75%		22,828	22,341	21,275	(6)(11)(20)
				22,341	21,275
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.19%		26,250	26,058	24,019	(6)
				26,058	24,019
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%		10,284	10,195	10,262	(6)
				10,195	10,262
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class D Variable Notes due 3/9/2044	3.67%		3,130	2,616	3,129	(6)(11)(20)
Class E Variable Notes due 3/9/2044	3.67%		4,739	3,667	4,481	(6)(11)(20)
				6,283	7,610
California Pizza Kitchen, Inc.		Restaurants
Second Lien Term Loan, 1.00% cash / LIBOR+12.50% PIK due 5/23/2025			588	588	470	(6)(15)(20)
36,188 Shares of Common Stock in CPK Parent, Inc.				437	398	(20)
				1,025	868
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		21,563	21,224	20,538	(6)(20)
				21,224	20,538
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		11,724	11,558	10,903	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	9,845
				22,230	20,748
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		8,957	8,867	8,925	(6)
				8,867	8,925

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			$25,411	$25,411	$20,710	(6)(20)
Common Stock Warrants expiration date 7/28/2025				—	1,672	(20)
				25,411	22,382
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.15%		14,584	14,155	13,819	(6)
				14,155	13,819
Conviva Inc.		Application Software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	395	(20)
				105	395
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		10,274	10,126	10,134	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		1,221	1,178	1,171	(6)(19)(20)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		305	279	280	(6)(19)(20)
1,099 Class A2 Common Units in Corrona Group Holdings, L.P.				1,038	1,038	(20)
				12,621	12,623
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		13,090	12,959	12,959	(6)(20)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(9)	(9)	(6)(19)(20)
				12,950	12,950
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.40%		5,684	5,718	5,698	(6)
				5,718	5,698
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		16,787	16,535	16,829	(6)(11)(20)
				16,535	16,829
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.00%		6,680	6,647	6,755	(6)
				6,647	6,755
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.50%		12,000	11,880	10,860	(6)(20)
				11,880	10,860
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 1/31/2021	9.00%		6,861	6,857	6,998	(6)(20)
				6,857	6,998
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	49	(20)
12,500 Class B Common Units				—	—	(20)
				488	49
FFI Holdings I Corp		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 1/24/2025	7.25%		4,132	3,722	3,719	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 1/24/2025			—	—	—	(6)(19)(20)
				3,722	3,719

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			$8,346	$7,874	$8,054	(11)(20)
243,348 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				258	260	(11)(20)
				8,132	8,314
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.25%		17,595	17,507	17,441	(6)(20)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.75%		10,000	9,930	9,700	(6)(20)
				27,437	27,141
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.00%		19,705	19,608	19,390	(6)(20)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.00%		924	916	906	(6)(19)(20)
				20,524	20,296
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		6,240	6,142	6,193	(6)
				6,142	6,193
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	4.65%		4,937	4,897	4,945	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%		20,000	19,933	20,000	(6)(20)
				24,830	24,945
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		2,035	1,258	1,553	(6)
First Lien Revolver, LIBOR+4.00% cash due 12/27/2021			—	(704)	(704)	(6)(19)(20)
				554	849
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%		6,650	6,438	6,428	(6)(11)
				6,438	6,428
I Drive Safely, LLC		Education Services
125,079 Class A Common Units of IDS Investments, LLC				1,000	225	(20)
				1,000	225
IBG Borrower LLC		Apparel, Accessories & Luxury Goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	7.31%		7,768	7,409	6,753	(6)(20)
				7,409	6,753
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		19,171	18,913	19,029	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		882	869	876	(6)(20)
				19,782	19,905
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		6,461	6,345	6,331	(6)(20)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(10)	(11)	(6)(19)(20)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		15,750	15,471	15,435	(6)(20)
				21,806	21,755
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(20)
				113	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+8.50% cash due 12/1/2028	9.50%		$17,346	$16,826	$17,281	(6)(20)
				16,826	17,281
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		16,871	16,222	16,179	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+7.50% cash due 1/29/2027			—	—	—	(6)(19)(20)
				16,222	16,179
L Squared Capital Partners LLC		Multi-Sector Holdings
2.00% limited partnership interest				—	1,251	(11)(16)
				—	1,251
Lanai Holdings III, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022	5.75%		12,914	12,795	12,511	(6)
				12,795	12,511
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			8,177	7,903	8,449	(6)(11)(19)(20)
				7,903	8,449
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(20)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		39,400	38,946	38,218	(6)(20)
				38,946	38,218
LogMeIn, Inc.		Application Software
Second Lien Term Loan, LIBOR+9.00% cash due 8/31/2028	9.15%		9,293	8,846	9,270	(6)
				8,846	9,270
LTI Holdings, Inc.		Electronic Components
First Lien Term Loan, LIBOR+4.75% cash due 7/24/2026	4.90%		1,790	1,522	1,779	(6)
First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.65%		18,036	15,206	17,567	(6)
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.90%		10,140	10,072	9,861	(6)
				26,800	29,207
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	4.65%		28,749	28,019	27,887	(6)
				28,019	27,887
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		2,903	2,882	2,826	(6)(20)
				2,882	2,826
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		29,208	28,811	26,760	(6)(20)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(42)	(255)	(6)(19)(20)
				28,769	26,505

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022			$—	$(9)	$(9)	(6)(19)(20)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		9,000	8,940	8,923	(6)(20)
				8,931	8,914
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		15,097	14,970	15,059	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(57)	(13)	(6)(19)(20)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(3)	(6)(19)(20)
				14,900	15,043
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		22,560	22,110	22,109	(6)(20)
				22,110	22,109
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		35,938	34,642	34,716	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(175)	(149)	(6)(19)(20)
				34,467	34,567
NuStar Logistics, L.P.		Oil & Gas Refining & Marketing
Unsecured Delayed Draw Term Loan, 12.00% cash due 4/19/2023			—	—	—	(19)(20)
				—	—
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		41,939	41,286	41,939	(6)(20)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025			—	(61)	—	(6)(19)(20)
				41,225	41,939
OmniSYS Acquisition Corporation		Diversified Support Services
100,000 Common Units in OSYS Holdings, LLC				1,000	607	(20)
				1,000	607
Onvoy, LLC		Integrated Telecommunication Services
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	11.50%		16,750	16,750	15,745	(6)(20)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	785	(20)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(20)
				18,717	16,530
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	7.99%		2,312	1,666	2,288	(6)(11)
				1,666	2,288
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			9,123	9,123	9,830
				9,123	9,830
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		5,000	4,804	4,817	(6)
				4,804	4,817

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.65%		$49,410	$48,631	$48,422	(6)(20)
				48,631	48,422
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				752	113	(11)(16)(19)
				752	113
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		21,484	21,162	21,484	(6)(20)
				21,162	21,484
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		15,007	14,925	11,818	(6)(20)
				14,925	11,818
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.15%		3,750	3,750	3,675	(6)(20)
				3,750	3,675
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		15,701	14,803	16,015	(6)
				14,803	16,015
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(20)
				375	—
Refac Optical Group		Specialty Stores
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—	(20)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(20)
1,000 Series A-1 Preferred Stock in Refac Holdings, Inc., 10%				999	—	(20)
				1,305	—
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%		2,911	2,898	2,802	(6)(20)
				2,898	2,802
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			12,277	9,738	10,312	(20)
				9,738	10,312
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(20)
				367	—
Sorrento Therapeutics, Inc.		Biotechnology
125,000 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	625	(11)(20)
				—	625
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.00%		10,170	8,969	9,540	(6)
				8,969	9,540
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,460	11,016	(6)(20)
				12,460	11,016

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		$9,448	$9,302	$9,357	(6)
				9,302	9,357
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		15,020	14,749	14,720	(6)(20)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(27)	(28)	(6)(19)(20)
				14,722	14,692
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2024	10.50%		29,663	29,268	29,372	(6)(20)
668,879 Common Units of TerSera Holdings LLC				2,192	3,487	(20)
				31,460	32,859
Thrasio, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		17,213	16,783	16,783	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/18/2026			—	(284)	(284)	(6)(19)(20)
				16,499	16,499
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.40%		16,788	16,677	17,012	(6)
				16,677	17,012
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	525	(20)
				60	525
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.90%		6,913	6,809	6,757	(6)(20)
				6,809	6,757
Truck Hero, Inc.		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+8.25% cash due 4/21/2025	9.25%		21,500	21,191	21,500	(6)(20)
				21,191	21,500
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%		14,488	14,441	14,510	(6)
Fixed Rate Bond, 9.75% cash due 8/15/2026			7,000	7,019	7,599
				21,460	22,109
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				675	440	(20)
7,500 Class A Common Stock Units				75	—	(20)
				750	440
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		33,214	31,611	34,190	(6)(20)
				31,611	34,190
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		25,870	24,876	25,377	(6)
6,129 Shares of Common Stock in Windstream Holdings II, LLC				53	90	(20)
37,215 Warrants in Windstream Holdings II, LLC				853	546	(20)
				25,782	26,013
WP CPP Holdings, LLC		Aerospace & Defense
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		15,000	14,898	12,713	(6)(20)
				14,898	12,713

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		$14,188	$13,879	$13,969	(6)(20)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(575)	(406)	(6)(19)(20)
				13,304	13,563
xMatters, Inc.		Application Software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	336	(20)
				709	336
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.00%		1,950	1,894	1,909	(6)
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.25%		23,807	23,737	22,147	(6)(20)
				25,631	24,056
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.52%		£18,000	23,732	23,952	(6)(11)
				23,732	23,952
Total Non-Control/Non-Affiliate Investments (155.0% of net assets)				$1,503,368	$1,495,593
Total Portfolio Investments (177.5% of net assets)				$1,757,661	$1,712,324
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares				$20,966	$20,966
Other cash accounts				3,268	3,268
Total Cash and Cash Equivalents (2.5% of net assets)				$24,234	$24,234
Total Portfolio Investments and Cash and Cash Equivalents (180.0% of net assets)				$1,781,895	$1,736,558

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$36,999	£27,894	2/11/2021	JPMorgan Chase Bank, N.A.	$(1,141)
Foreign currency forward contract	$30,308	€25,614	2/11/2021	JPMorgan Chase Bank, N.A.	(1,062)
					$(2,203)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
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
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.25%, the 180-day LIBOR at 0.26%, the 360-day LIBOR at 0.34%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.02%, the 180-day UK LIBOR at 0.22%, the 30-day EURIBOR at (0.61)% and the 180-day EURIBOR at (0.36)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2020, qualifying assets represented 75.3% of the Company's total assets and non-qualifying assets represented 24.7% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of December 31, 2020, the accumulated PIK interest balance for each of the A notes and the B notes was $4.9 million. The fair value of this investment is inclusive of PIK.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)This investment was on cash non-accrual status as of December 31, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
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
(19)Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2020
(dollar amounts in thousands)
(unaudited)

(20)As of December 31, 2020, these investments were categorized as Level 3 within the fair value hierarchy established by ASC 820.

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2020
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		$8,181	$8,150	$8,124	(6)(20)
				8,150	8,124
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		23,764	23,420	23,297	(6)(20)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(22)	(30)	(6)(19)(20)
				23,398	23,267
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€1,440	1,594	1,640	(6)(11)(20)
First Lien Term Loan, UK LIBOR+7.50% cash due 7/14/2026	8.25%		£11,303	13,752	14,188	(6)(11)(20)
First Lien Delayed Draw Term Loan, UK LIBOR+7.50% cash due 7/14/2026			£—	—	—	(6)(11)(19)(20)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$2,222	2,200	2,255	(11)
				17,546	18,083
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		2,554	2,150	2,073	(6)
				2,150	2,073
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	6.65%		19,985	19,950	20,058	(6)
				19,950	20,058
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			28,475	27,252	28,261	(11)(20)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(321)	(171)	(11)(19)(20)
266,052 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				915	785	(11)(20)
				27,846	28,875
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		22,885	22,376	21,283	(6)(11)(20)
				22,376	21,283
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.19%		26,250	26,049	24,150	(6)
				26,049	24,150
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%		13,775	13,666	13,407	(6)
				13,666	13,407
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class D Variable Notes due 3/9/2044	3.67%		12,556	10,482	11,451	(6)(11)(20)
Class E Variable Notes due 3/9/2044	3.67%		6,221	4,806	5,395	(6)(11)(20)
				15,288	16,846
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+8.00% cash due 8/23/2022			3,222	3,081	983	(6)(21)
				3,081	983
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		21,850	21,462	20,812	(6)(20)
				21,462	20,812
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		11,753	11,570	11,081	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,192
				22,242	21,273

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
(8)Control Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2020 for transactions during the year ended September 30, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(19)Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
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
The Company is externally managed by Oaktree Fund Advisors, LLC ("Oaktree"), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree (the “Investment Advisory Agreement”). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
On October 28, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oaktree Strategic Income Corporation, a Delaware corporation (“OCSI”), Lion Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, Oaktree, the investment adviser to each of the Company and OCSI. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into OCSI, with OCSI continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Merger”) and, immediately thereafter, OCSI will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”). Both the Company’s Board of Directors and the Board of Directors of OCSI, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of certain independent directors of the Company or OCSI, as applicable, have approved the Merger Agreement and the transactions contemplated thereby. For more information about the Mergers, see “Note 15. Pending Merger with OCSI”.

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
The fair value of the Company's investments as of December 31, 2020 and September 30, 2020 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset, net," "credit facility payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions,"

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

"accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, including proceeds from the sale of portfolio companies not yet received or being held in escrow and excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2019 and 2020 and does not expect to incur a U.S. federal excise tax for calendar year 2021.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2018, 2019 and 2020. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of December 31, 2020, 177.5% of net assets at fair value, or $1.7 billion, was invested in 115 portfolio companies, including $125.5 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities. As of December 31, 2020, 2.5% of net assets at fair value, or $24.2 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2020, 172.0% of net assets at fair value, or $1.6 billion, was invested in 113 portfolio investments, including $117.4 million in subordinated notes and LLC equity interests of SLF JV I, and 4.3% of net assets at fair value, or $39.1 million, was invested in cash and cash equivalents. As of December 31, 2020, 85.7% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.7% consisted of subordinated debt investments, including the debt investment in SLF JV I. As of September 30, 2020, 84.1% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.3% consisted of subordinated debt investments, including the debt investment in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2020 and 2019, the Company recorded net realized gains of $8.2 million and $3.3 million, respectively. During the three months ended December 31, 2020 and 2019, the Company recorded net unrealized appreciation of $47.6 million and $2.9 million, respectively.
The composition of the Company's investments as of December 31, 2020 and September 30, 2020 at cost and fair value was as follows:

	December 31, 2020		September 30, 2020
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,514,258	$1,520,243	$1,422,487	$1,388,605
Investments in equity securities	97,831	66,567	101,111	67,806
Debt investment in SLF JV I	96,250	96,250	96,250	96,250
Equity investment in SLF JV I	49,322	29,264	49,322	21,190
Total	$1,757,661	$1,712,324	$1,669,170	$1,573,851

The following table presents the composition of the Company's debt investments as of December 31, 2020 and September 30, 2020 at fixed rates and floating rates:

	December 31, 2020		September 30, 2020
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investment in SLF JV I	$1,436,071	88.84%	$1,311,509	88.33%
Fixed rate debt securities	180,422	11.16	173,346	11.67
Total	$1,616,493	100.00%	$1,484,855	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of December 31, 2020 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$389,161	$1,078,416	$—	$1,467,577
Investments in debt securities (subordinated, including the debt investment in SLF JV I)	—	34,744	114,172	—	148,916
Investments in equity securities (preferred)	—	—	29,731	—	29,731
Investments in equity securities (common and warrants, including LLC equity interests of SLF JV I)	—	—	35,472	30,628	66,100
Total investments at fair value	—	423,905	1,257,791	30,628	1,712,324
Cash equivalents	20,966	—	—	—	20,966
Total assets at fair value	$20,966	$423,905	$1,257,791	$30,628	$1,733,290
Derivative liabilities	$—	$2,203	$—	$—	$2,203
Total liabilities at fair value	$—	$2,203	$—	$—	$2,203
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2020 to December 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2020	$904,237	$126,152	$29,959	$35,080	$1,095,428
Purchases	209,177	—	—	—	209,177
Sales and repayments	(68,895)	(34,905)	(31)	(5,147)	(108,978)
Transfers in (a)(b)	18,458	—	—	437	18,895
PIK interest income	2,873	—	—	—	2,873
Accretion of OID	1,379	992	—	—	2,371
Net unrealized appreciation (depreciation)	12,751	14,648	(228)	2,467	29,638
Net realized gains (losses)	(1,564)	7,285	31	2,635	8,387
Fair value as of December 31, 2020	$1,078,416	$114,172	$29,731	$35,472	$1,257,791
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2020	$15,672	$(56)	$(228)	$2,209	$17,597
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There was a transfer into Level 3 from Level 2 as a result of an investment restructuring in which Level 2 senior secured debt was exchanged for Level 3 senior secured debt and common equity.

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to December 31, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227
New investments	96,395	959	—	1,328	98,682
Sales and repayments	(73,292)	(365)	(1,388)	(39)	(75,084)
Transfers in (a)	33,252	—	—	—	33,252
Transfers out (a)	(15,000)	—	—	—	(15,000)
PIK interest income	1,119	—	—	—	1,119
Accretion of OID	1,421	305	—	—	1,726
Net unrealized appreciation (depreciation)	469	(2,860)	(1,076)	2,311	(1,156)
Net realized gains (losses)	(66)	—	795	39	768
Fair value as of December 31, 2019	$697,632	$108,348	$38,909	$44,645	$889,534
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of December 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2019	$1,313	$(2,860)	$(174)	$2,311	$590
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of December 31, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$563,045	Market Yield	Market Yield	(b)	6.9%	-	20.0%	11.2%
	35,289	Enterprise Value	EBITDA Multiple	(c)	5.8x	-	6.8x	6.3x
	9,971	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	79,113	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	390,998	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	17,922	Market Yield	Market Yield	(b)	3.6%	-	28.0%	17.8%
SLF JV I Debt Investment	96,250	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	19,389	Enterprise Value	Revenue Multiple	(c)	0.9x	-	6.4x	3.0x
	43,735	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	15.0x	7.7x
	1,681	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	398	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Total	$1,257,791
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$400,025	$400,025	$—	$—	$400,025
Unsecured notes payable (net of unamortized financing costs and unaccreted discount)	294,802	311,346	—	311,346	—
Total	$694,827	$711,371	$—	$311,346	$400,025

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

The principal value of the credit facility payable approximates fair value due to its variable interest rate and is included in Level 3 of the hierarchy. As of December 31, 2020 and September 30, 2020, unsecured notes payable consisted of the 3.500% unsecured notes due 2025 ("2025 Notes"). The Company used market quotes as of the valuation date to estimate the fair value of the 2025 Notes, which are included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,464,479	83.31%	$1,345,012	80.58%
Debt investment in SLF JV I	96,250	5.48%	96,250	5.77%
Common equity and warrants	58,281	3.32%	61,561	3.69%
Subordinated debt	49,779	2.83%	77,475	4.64%
LLC equity interests of SLF JV I	49,322	2.81%	49,322	2.95%
Preferred equity	39,550	2.25%	39,550	2.37%
Total	$1,757,661	100.00%	$1,669,170	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$1,467,577	85.70%	152.09%	$1,323,043	84.06%	144.61%
Debt investment in SLF JV I	96,250	5.62%	9.97%	96,250	6.12%	10.52%
Subordinated debt	52,666	3.08%	5.46%	65,562	4.17%	7.17%
Common equity and warrants	36,836	2.15%	3.82%	37,847	2.40%	4.14%
Preferred equity	29,731	1.74%	3.08%	29,959	1.90%	3.27%
LLC equity interests of SLF JV I	29,264	1.71%	3.03%	21,190	1.35%	2.32%
Total	$1,712,324	100.00%	177.45%	$1,573,851	100.00%	172.03%

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

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Northeast	$546,733	31.09%	$495,440	29.69%
West	354,623	20.18%	330,468	19.80%
Midwest	268,098	15.25%	285,674	17.11%
International	245,318	13.96%	210,963	12.64%
Southeast	171,853	9.78%	171,330	10.26%
South	70,073	3.99%	72,150	4.32%
Southwest	65,662	3.74%	67,867	4.07%
Northwest	35,301	2.01%	35,278	2.11%
Total	$1,757,661	100.00%	$1,669,170	100.00%

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$510,433	29.81%	52.89%	$446,499	28.38%	48.81%
West	356,515	20.82%	36.95%	325,708	20.69%	35.60%
Midwest	255,389	14.91%	26.47%	252,482	16.04%	27.60%
International	254,107	14.84%	26.33%	213,741	13.58%	23.36%
Southeast	170,994	9.99%	17.72%	165,516	10.52%	18.09%
South	67,211	3.93%	6.97%	70,551	4.48%	7.71%
Southwest	63,526	3.71%	6.58%	65,647	4.17%	7.18%
Northwest	34,149	1.99%	3.54%	33,707	2.14%	3.68%
Total	$1,712,324	100.00%	177.45%	$1,573,851	100.00%	172.03%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Application Software	$220,237	12.51%	$162,536	9.71%
Multi-Sector Holdings (1)	147,238	8.38	148,116	8.87
Data Processing & Outsourced Services	131,783	7.50	109,744	6.57
Pharmaceuticals	111,557	6.35	99,471	5.96
Biotechnology	108,379	6.17	89,447	5.36
Health Care Services	73,758	4.20	71,139	4.26
Specialized Finance	69,978	3.98	51,909	3.11
Personal Products	55,005	3.13	50,091	3.00
Movies & Entertainment	50,340	2.86	44,691	2.68
Property & Casualty Insurance	47,971	2.73	47,995	2.88
Integrated Telecommunication Services	44,499	2.53	44,583	2.67
Real Estate Services	38,946	2.22	39,023	2.34
Specialty Chemicals	38,581	2.20	44,786	2.68
Fertilizers & Agricultural Chemicals	34,467	1.96	33,743	2.02
Aerospace & Defense	34,018	1.94	27,964	1.68
Auto Parts & Equipment	33,651	1.91	33,649	2.02
Internet Services & Infrastructure	33,573	1.91	28,631	1.72
Oil & Gas Refining & Marketing	31,097	1.77	31,132	1.87
Managed Health Care	27,437	1.56	27,479	1.65
Electronic Components	26,800	1.52	25,600	1.53
Oil & Gas Storage & Transportation	25,965	1.48	26,615	1.59
Research & Consulting Services	24,830	1.41	24,837	1.49
Airport Services	22,341	1.27	22,376	1.34
Health Care Supplies	21,806	1.24	21,660	1.30
Health Care Technology	21,460	1.22	21,499	1.29
Construction & Engineering	21,384	1.22	13,277	0.80
Independent Power Producers & Energy Traders	21,224	1.21	21,462	1.29
Diversified Support Services	18,795	1.07	18,797	1.13
Industrial Machinery	18,647	1.06	15,081	0.90
Insurance Brokers	16,903	0.96	17,546	1.05
Systems Software	16,842	0.96	20,694	1.24
Electrical Components & Equipment	15,984	0.91	20,934	1.25
Hotels, Resorts & Cruise Lines	15,360	0.87	15,378	0.92
IT Consulting & Other Services	14,905	0.85	14,919	0.89
Internet & Direct Marketing Retail	14,803	0.84	14,802	0.89
Airlines	14,259	0.81	10,535	0.63
Advertising	13,611	0.77	13,611	0.82
Health Care Distributors	12,795	0.73	12,810	0.77
Apparel, Accessories & Luxury Goods	12,574	0.72	13,734	0.82
Restaurants	10,327	0.59	10,248	0.61
Commercial Printing	7,841	0.45	7,868	0.47
Education Services	7,438	0.42	22,926	1.37
Food Retail	6,857	0.39	6,851	0.41
Diversified Real Estate Activities	6,283	0.36	15,288	0.92
Trading Companies & Distributors	5,718	0.33	10,228	0.61
Oil & Gas Equipment & Services	3,163	0.18	3,313	0.20
Construction Materials	2,174	0.12	2,150	0.13
Leisure Facilities	1,887	0.11	1,887	0.11
Specialty Stores	1,305	0.07	1,305	0.08
Thrifts & Mortgage Finance	752	0.04	938	0.06
Other Diversified Financial Services	113	0.01	113	0.01
General Merchandise Stores	—	—	19,220	1.15
Metal & Glass Containers	—	—	11,273	0.68
Health Care Facilities	—	—	3,133	0.19
Specialized REITs	—	—	133	0.01
Total	$1,757,661	100.00%	$1,669,170	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$221,153	12.88%	22.88%	$160,591	10.21%	17.57%
Multi-Sector Holdings (1)	129,053	7.54	13.37	121,751	7.74	13.31
Data Processing & Outsourced Services	122,188	7.14	12.66	99,589	6.33	10.89
Pharmaceuticals	118,253	6.91	12.26	103,092	6.55	11.27
Biotechnology	111,941	6.54	11.60	96,624	6.14	10.56
Specialized Finance	69,215	4.04	7.17	48,425	3.08	5.29
Health Care Services	62,275	3.64	6.45	59,925	3.81	6.55
Personal Products	55,959	3.27	5.80	51,024	3.24	5.58
Movies & Entertainment	51,318	3.00	5.32	43,592	2.77	4.76
Property & Casualty Insurance	48,067	2.81	4.98	46,737	2.97	5.11
Integrated Telecommunication Services	42,543	2.48	4.41	41,091	2.61	4.49
Real Estate Services	38,218	2.23	3.96	37,723	2.40	4.12
Specialty Chemicals	37,006	2.16	3.84	39,008	2.48	4.26
Fertilizers & Agricultural Chemicals	34,567	2.02	3.58	33,719	2.14	3.69
Auto Parts & Equipment	32,516	1.90	3.37	31,382	1.99	3.43
Aerospace & Defense	31,694	1.85	3.28	24,521	1.56	2.68
Internet Services & Infrastructure	31,322	1.83	3.25	26,587	1.69	2.91
Oil & Gas Refining & Marketing	29,673	1.73	3.08	29,826	1.90	3.26
Electronic Components	29,207	1.71	3.03	26,552	1.69	2.90
Managed Health Care	27,141	1.59	2.81	26,681	1.70	2.92
Research & Consulting Services	24,945	1.46	2.59	24,212	1.54	2.65
Oil & Gas Storage & Transportation	23,231	1.36	2.41	25,749	1.64	2.81
Health Care Technology	22,109	1.29	2.29	22,058	1.40	2.41
Construction & Engineering	21,954	1.28	2.28	13,465	0.86	1.47
Health Care Supplies	21,755	1.27	2.25	21,634	1.37	2.36
Airport Services	21,275	1.24	2.20	21,283	1.35	2.33
Independent Power Producers & Energy Traders	20,538	1.20	2.13	20,812	1.32	2.27
Insurance Brokers	18,766	1.10	1.94	18,083	1.15	1.98
Diversified Support Services	18,302	1.07	1.90	17,689	1.12	1.93
Airlines	17,630	1.03	1.83	13,132	0.83	1.44
Hotels, Resorts & Cruise Lines	17,057	1.00	1.77	17,081	1.09	1.87
Systems Software	17,017	0.99	1.76	20,481	1.30	2.24
Electrical Components & Equipment	16,199	0.95	1.68	20,465	1.30	2.24
Internet & Direct Marketing Retail	16,015	0.94	1.66	15,307	0.97	1.67
Industrial Machinery	15,537	0.91	1.61	11,643	0.74	1.27
IT Consulting & Other Services	14,259	0.83	1.48	13,905	0.88	1.52
Advertising	13,857	0.81	1.44	13,440	0.85	1.47
Health Care Distributors	12,511	0.73	1.30	12,260	0.78	1.34
Restaurants	10,225	0.60	1.06	7,886	0.50	0.86
Diversified Real Estate Activities	7,610	0.44	0.79	16,846	1.07	1.84
Commercial Printing	7,306	0.43	0.76	7,334	0.47	0.80
Food Retail	6,998	0.41	0.73	6,998	0.44	0.76
Apparel, Accessories & Luxury Goods	6,753	0.39	0.70	7,856	0.50	0.86
Education Services	6,653	0.39	0.69	7,088	0.45	0.77
Trading Companies & Distributors	5,698	0.33	0.59	10,069	0.64	1.10
Oil & Gas Equipment & Services	2,471	0.14	0.26	2,588	0.16	0.28
Construction Materials	2,182	0.13	0.23	2,073	0.13	0.23
Thrifts & Mortgage Finance	113	0.01	0.01	353	0.02	0.04
Leisure Facilities	49	—	0.01	—	—	—
General Merchandise Stores	—	—	—	17,877	1.14	1.95
Metal & Glass Containers	—	—	—	11,833	0.75	1.29
Health Care Facilities	—	—	—	3,640	0.23	0.40
Specialized REITs	—	—	—	222	0.01	0.02
Leisure Products	—	—	—	49	—	0.01
Total	$1,712,324	100.00%	177.45%	$1,573,851	100.00%	172.03%
___________________

(1)This industry includes the Company's investments in SLF JV I and certain limited partnership interests.

As of December 31, 2020 and September 30, 2020, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I are referred to as the SLF JV I Notes. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2020 and September 30, 2020, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $225.0 million and $250.0 million of borrowings (subject to borrowing base and other limitations) as of December 31, 2020 and September 30, 2020, respectively. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2020, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of December 31, 2020, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $175.4 million and $167.9 million of borrowings were outstanding as of December 31, 2020 and September 30, 2020, respectively.
On December 9, 2020, the waiver period under the Deutsche Bank I Facility during which the facility agent was restricted from revaluing certain collateral obligations where the change in valuation was caused by or resulted from a business disruption due primarily to the COVID-19 pandemic was terminated.
As of December 31, 2020 and September 30, 2020, SLF JV I had total assets of $341.2 million and $313.5 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 56 portfolio companies as of each of December 31, 2020 and September 30, 2020. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of December 31, 2020, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $125.5 million, at fair value. As of September 30, 2020, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.4 million, at fair value.
As of each of December 31, 2020 and September 30, 2020, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of December 31, 2020 and September 30, 2020, the Company and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of December 31, 2020 and September 30, 2020, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Senior secured loans (1)	$313,978	$307,579
Weighted average interest rate on senior secured loans (2)	5.65%	5.44%
Number of borrowers in SLF JV I	56	56
Largest exposure to a single borrower (1)	$9,879	$10,487
Total of five largest loan exposures to borrowers (1)	$46,981	$49,097
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of December 31, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.98%	Diversified Support Services	$9,182	$9,149	$9,107
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	6,667	6,500	6,533	(4)
	First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025		Construction & Engineering	—	(33)	(27)	(4)(5)
Total ADB Companies, LLC					6,467	6,506
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,416	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	6,011	5,894	5,974	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,044	2,977	3,306	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.24%	Integrated Telecommunication Services	4,631	4,447	4,623
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,643	9,500
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,940	7,861	7,384	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,821	2,247	1,890	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,554	4,529	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(5)	(7)	(4)(5)
Total Apptio, Inc.					4,549	4,522
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+5.75% cash due 12/24/2026	6.75%	Airport Services	6,451	6,314	6,013	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.15%	Data Processing & Outsourced Services	9,750	9,734	9,517
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%	Systems Software	7,513	7,430	7,497	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.15%	Oil & Gas Equipment & Services	7,311	7,288	6,405
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,980	3,792	3,965
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,165	7,094	7,140	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	3.71%	Advertising	330	291	318
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,418	7,252	7,462
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	4.00%	Biotechnology	5,925	5,881	5,890
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%	Internet Services & Infrastructure	7,940	7,920	7,945
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%	Distributors	940	902	937
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,463	7,388	7,411
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,762	7,717	7,708

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	$2,231	$2,188	$2,221
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	6,000	5,980	6,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	3,960	3,920	3,946
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,543	3,628
	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	1,943	1,762	1,988
Total Intelsat Jackson Holdings S.A.					5,305	5,616
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.90%	Application Software	5,000	4,880	4,994
Maravai Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+4.25% cash due 10/19/2027	5.25%	Biotechnology	6,875	6,806	6,952
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,564	4,502	4,181	(4)
	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(7)	(40)	(4)(5)
Total Mindbody, Inc.					4,495	4,141
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,863	3,829	3,854	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(1)	(4)(5)
Total MRI Software LLC					3,825	3,853
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	5,955	5,925	5,955
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	941	941	735	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	—	(4)
Total New IPT, Inc.					941	735
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	6,807	6,787	6,671
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.65%	Integrated Telecommunication Services	2,394	2,311	2,406
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,915	5,897	5,903
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	7,879	7,843	7,820
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	—	—	(5)
Total OEConnection LLC					7,843	7,820
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	6,395	6,298	6,395	(4)
	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(9)	—	(4)(5)
Total Olaplex, Inc.					6,289	6,395
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	5,000	4,804	4,817	(4)
PetVet Care Centers, LLC	First Lien Term Loan, LIBOR+4.25% cash due 2/14/2025	5.25%	Specialized Consumer Services	2,736	2,729	2,753
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	5,970	5,889	6,051
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	4,503	4,435	4,503	(4)
Recorded Books Inc.	First Lien Term Loan, LIBOR+4.25% cash due 8/29/2025	4.75%	Publishing	6,000	5,940	6,025
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	7,000	6,895	6,965

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	$2,742	$2,714	$2,743
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	2,080	2,070	2,002	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	8,445	8,430	7,347
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,725	9,669	9,433
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%	Diversified Support Services	4,750	4,679	4,352
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	3,709	3,529	3,649
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.00% cash due 10/1/2026	5.00%	Personal Products	7,920	7,880	7,969
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.00%	Application Software	4,876	4,580	4,574	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,949	4,931	4,876
Veritas US Inc.	First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%	Application Software	6,484	6,362	6,475
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	4,101	4,070	4,107	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,960	7,654	7,808	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,959	5,085	(4)
				$313,978	$317,432	$313,261
__________
(1) Represents the interest rate as of December 31, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of December 31, 2020, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.25%, the 180-day LIBOR at 0.26% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of December 31, 2020.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of December 31, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

Both the cost and fair value of the Company's debt investment in SLF JV I were $96.3 million as of each of December 31, 2020 and September 30, 2020. The Company earned interest income of $1.8 million and $2.2 million on its debt investment in the SLF JV I for the three months ended December 31, 2020 and 2019, respectively. The Company's debt investment in SLF JV I bears interest at a rate of one-month LIBOR plus 7.0% per annum and matures on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $29.3 million, respectively, as of December 31, 2020 and $49.3 million and $21.2 million, respectively, as of September 30, 2020. The Company did not earn dividend income for the three months ended December 31, 2020 and 2019, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of December 31, 2020 and September 30, 2020 and for the three months ended December 31, 2020 and 2019:

	December 31, 2020	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2020: $317,432; cost September 30, 2020: $311,428)	$313,261	$298,771
Cash and cash equivalents	20,575	5,389
Restricted cash	4,262	4,211
Other assets	3,147	5,093
Total assets	$341,245	$313,464

Senior credit facility payable	$175,410	$167,910
Debt securities payable at fair value (proceeds December 31, 2020: $110,000; proceeds September 30, 2020: $110,000)	110,000	110,000
Other liabilities	22,390	11,336
Total liabilities	$307,800	$289,246
Members' equity	33,445	24,218
Total liabilities and members' equity	$341,245	$313,464

	Three months ended December 31, 2020	Three months ended December 31, 2019
Selected Statements of Operations Information:
Interest income	$4,475	$5,393
Other income	54	6
Total investment income	4,529	5,399
Interest expense	3,581	4,641
Other expenses	62	67
Total expenses (1)	3,643	4,708
Net unrealized appreciation (depreciation)	8,486	2,941
Net realized gains (losses)	(144)	(1,152)
Net income (loss)	$9,228	$2,480
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

For the three months ended December 31, 2020, SLF JV I's interest expense included $1.6 million related to the Deutsche Bank I Facility and $2.0 million related to the SLF JV I Notes, of which $1.8 million was payable to the Company and $0.2 million was payable to Kemper.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The debt securities are valued based on the total assets less the total liabilities senior to the subordinated notes of SLF JV I in an amount not exceeding par under the EV technique.
During the three months ended December 31, 2020 and 2019, the Company did not sell any debt investments to SLF JV I.
Note 4. Fee Income
For the three months ended December 31, 2020 and 2019, the Company recorded total fee income of $3.4 million and $1.1 million, respectively, of which $0.1 million and $0.2 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2020 and 2019:

(Share amounts in thousands)	Three months ended December 31, 2020	Three months ended December 31, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$65,544	$13,843
Weighted average common shares outstanding — basic and diluted	140,961	140,961
Earnings (loss) per common share — basic and diluted	$0.46	$0.10
Changes in Net Assets

The following table presents the changes in net assets for the three months ended December 31, 2020:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2020	140,961	$1,409	$1,487,774	$(574,304)	$914,879
Net investment income	—	—	—	10,018	10,018
Net unrealized appreciation (depreciation)	—	—	—	47,556	47,556
Net realized gains (losses)	—	—	—	8,215	8,215
Provision for income tax (expense) benefit	—	—	—	(245)	(245)
Distributions to stockholders	—	—	—	(15,506)	(15,506)
Issuance of common stock under dividend reinvestment plan	94	1	527	—	528
Repurchases of common stock under dividend reinvestment plan	(94)	(1)	(527)	—	(528)
Balance as of December 31, 2020	140,961	$1,409	$1,487,774	$(524,266)	$964,917

The following table presents the changes in net assets for the three months ended December 31, 2019:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	—	—	7,836	7,836
Net unrealized appreciation (depreciation)	—	—	—	2,879	2,879
Net realized gains (losses)	—	—	—	3,288	3,288
Provision for income tax (expense) benefit	—	—	—	(160)	(160)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	88	1	480	—	481
Repurchases of common stock under dividend reinvestment plan	(88)	(1)	(480)	—	(481)
Balance as of December 31, 2019	140,961	$1,409	$1,487,774	$(558,101)	$931,082

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
For income tax purposes, the Company has reported its distributions for the 2020 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2020 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964	$ 0.5 million
Total for the three months ended December 31, 2020			$0.11	$ 15.0 million	93,964	$ 0.5 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
Total for the three months ended December 31, 2019			$0.095	$ 12.9 million	87,747	$ 0.5 million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2020 and 2019.

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

On October 28, 2020, the Company entered into an incremental commitment and assumption agreement in connection with the Company’s exercise of $75 million of the accordion feature under the Credit Facility. On December 28, 2020, the Company entered into an incremental commitment agreement pursuant to which a lender under the Credit Facility increased its commitment amount under the Credit Facility by $25 million. As a result of such agreements, as of December 31, 2020, the size of the Credit Facility was $800 million (with an “accordion” feature that permits the Company, under certain

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

circumstances, to increase the size of the facility to up to the amount of the Company’s net worth (as defined in the Credit Facility) on the date of such increase).

As of December 31, 2020, (i) the period during which the Company may make drawings will expire on February 25, 2023 and the maturity date is February 25, 2024 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%); provided that the interest margin will increase to 2.75% and 1.75% for LIBOR loans and alternative base rate loans, respectively, if the Company’s stockholders’ equity is below $700 million, each depending on the Company’s senior debt coverage ratio.

The Credit Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of December 31, 2020, except for assets that were held by certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Credit Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of December 31, 2020, the Company was in compliance with all financial covenants under the Credit Facility. In addition to the asset coverage ratio described above, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Credit Facility is subject to the satisfaction of certain conditions. On December 10, 2020, the Company entered into an amendment to the Credit Facility that, among other things, (i) increases the minimum stockholders’ equity covenant as of closing of the Mergers; (ii) increases the minimum obligors’ net worth covenant as of the date of the closing of the Mergers; (iii) modifies the covenants, including the negative covenants relating to investments and transactions with affiliates, to permit the Mergers; and (iv) adds provisions relating to the transition from the LIBOR to the Secured Overnight Financing Rate.

As of December 31, 2020 and September 30, 2020, the Company had $400.0 million and $414.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $400.0 million and $414.8 million, respectively. The Company's borrowings under the Credit Facility bore interest at a weighted average interest rate of 2.323% and 3.983% for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020 and 2019, the Company recorded interest expense (inclusive of fees) of $3.2 million and $4.0 million, respectively, related to the Credit Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2020, the Company did not repurchase any of the 2025 Notes in the open market.
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
For the three months ended December 31, 2020, the Company recorded interest expense (inclusive of fees) of $2.9 million related to the 2025 Notes.
As of December 31, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.8 million and $311.3 million, respectively. As of September 30, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.5 million and $301.4 million, respectively. The carrying value represents the aggregate principal amount outstanding less unamortized deferred financing costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of December 31, 2020, the total unamortized deferred financing costs and the net unaccreted discount were $3.1 million and $2.1 million, respectively. As of September 30, 2020, the total unamortized deferred financing costs and the net unaccreted discount were $3.3 million and $2.2 million, respectively.
2024 Notes
On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of the 5.875% notes due 2024 (the "2024 Notes") for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million. The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012, between the Company and the Trustee.
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
For the three months ended December 31, 2019, the Company recorded interest expense of $1.2 million (inclusive of fees) related to the 2024 Notes. As of December 31, 2020 and September 30, 2020, there were no 2024 Notes outstanding.
2028 Notes
In April and May 2013, the Company issued $86.3 million in aggregate principal amount of the 6.125% notes due 2028 (the "2028 Notes") for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The 2028 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the second supplemental indenture, dated April 4, 2013, between the Company and the Trustee.
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
For the three months ended December 31, 2019, the Company recorded interest expense of $1.4 million (inclusive of fees) related to the 2028 Notes. As of December 31, 2020 and September 30, 2020, there were no 2028 Notes outstanding.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 7. Interest and Dividend Income

As of December 31, 2020 and September 30, 2020, there were one and two investments, respectively, on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020				September 30, 2020
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,609,920	99.96%	$1,616,023	99.97%	$1,500,364	98.79%	$1,483,284	99.89%
PIK non-accrual (1)	—	—	—	—	12,661	0.83	—	—
Cash non-accrual (2)	588	0.04	470	0.03	5,712	0.38	1,571	0.11
Total	$1,610,508	100.00%	$1,616,493	100.00%	$1,518,737	100.00%	$1,484,855	100.00%
 ___________________
(1)PIK non-accrual status is inclusive of other non-cash income, where applicable.
(2)Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational costs; (4) income or loss recognition on exited investments; (5) recognition of interest income on certain loans; and (6) investments in controlled foreign corporations.
As of September 30, 2020, the Company had net capital loss carryforwards of $515.3 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $84.3 million are available to offset future short-term capital gains and $431.0 million are available to offset future long-term capital gains.
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2020 and 2019.

	Three months ended December 31, 2020	Three months ended December 31, 2019
Net increase (decrease) in net assets resulting from operations	$65,544	$13,843
Net unrealized (appreciation) depreciation	(47,556)	(2,879)
Book/tax difference due to organizational costs	(22)	(22)
Book/tax difference due to interest income on certain loans	130	—
Book/tax difference due to capital losses utilized	(9,943)	(3,977)
Other book/tax differences	5,614	5,144
Taxable/Distributable Income (1)	$13,767	$12,109
 __________
(1) The Company's taxable income for the three months ended December 31, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2021. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2020, $1.8 million of the $2.9 million net deferred tax assets would not more likely than not be realized in future periods. As of December 31, 2020, the Company recorded a deferred tax asset of $1.1 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended December 31, 2020, the Company recognized a total provision for income tax expense of $0.2 million, which was comprised of (i) a current income tax expense of approximately $0.5 million, and (ii) a deferred income tax benefit of approximately $0.3 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended December 31, 2020, the Company recorded an aggregate net realized gain of $8.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
PLATO Learning Inc.	$7.8
L Squared Capital	1.4
BX Commercial Mortgage Trust 2020-VIVA	1.2
ExamSoft Worldwide Inc.	0.9
California Pizza Kitchen Inc.	(2.1)
99 Cents Only Stores	(0.9)
Other, net	(0.1)
Total, net	$8.2

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended December 31, 2019, the Company recorded an aggregate net realized gain of $3.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
YETI Holdings, Inc.	$3.4
Other, net	(0.1)
Total, net	$3.3

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended December 31, 2020 and 2019, the Company recorded net unrealized appreciation of $47.6 million and $2.9 million, respectively. For the three months ended December 31, 2020, this consisted of $27.2 million of net unrealized appreciation on debt investments, $12.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $9.9 million of net unrealized appreciation on equity investments, partially offset by $2.4 million of net unrealized depreciation of foreign currency forward contracts. For the three months ended December 31, 2019, this consisted of $3.9 million of net unrealized appreciation on equity investments and $2.2 million of net unrealized appreciation on debt investments, partially offset by $1.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $1.5 million of net unrealized depreciation of foreign currency forward contracts.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of December 31, 2020 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $20.2 million and $11.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM. Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc., pursuant to an investment advisory agreement between the Company and the Former Adviser, which was terminated on October 17, 2017.
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
For the three months ended December 31, 2020 and 2019, the base management fee incurred under the Investment Advisory Agreement was $6.5 million and $5.6 million, respectively.
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

For the three months ended December 31, 2020 and 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $4.1 million and $3.0 million, respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. As of December 31, 2020, the Company incurred $4.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (prior to waivers). For the three months ended December 31, 2020, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2020 and 2019, the Company recorded $9.5 million and $1.1 million of accrued capital gains incentive fees, respectively.

Any amounts resulting solely from the new cost basis of the acquired OCSI investments established by ASC 805-50 (as defined in Note 15) as a result of the Mergers will be excluded from the calculation of the incentive fee on income and the incentive fee on capital gains, with such exclusion to be implemented either through an amendment to the Investment Advisory Agreement or a waiver of such amounts by Oaktree.

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
For the three months ended December 31, 2020 and 2019, the Company accrued administrative expenses of $0.4 million and $0.5 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively.
As of December 31, 2020 and September 30, 2020, $2.4 million and $2.1 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2020	Three months ended December 31, 2019
Net asset value per share at beginning of period	$6.49	$6.60
Net investment income (1)	0.07	0.06
Net unrealized appreciation (depreciation) (1)	0.34	0.03
Net realized gains (losses) (1)	0.06	0.02
Distributions of net investment income to stockholders	(0.11)	(0.10)
Net asset value per share at end of period	$6.85	$6.61
Per share market value at beginning of period	$4.84	$5.18
Per share market value at end of period	$5.57	$5.46
Total return (2)	17.34%	7.23%
Common shares outstanding at beginning of period	140,961	140,961
Common shares outstanding at end of period	140,961	140,961
Net assets at beginning of period	$914,879	$930,630
Net assets at end of period	$964,917	$931,082
Average net assets (3)	$944,955	$934,932
Ratio of net investment income to average net assets (4)	4.21%	3.33%
Ratio of total expenses to average net assets (4)	11.83%	7.61%
Ratio of net expenses to average net assets (4)	11.83%	9.81%
Ratio of portfolio turnover to average investments at fair value	10.34%	6.68%
Weighted average outstanding debt (5)	$703,403	$489,564
Average debt per share (1)	$4.99	$3.47
Asset coverage ratio at end of period (6)	236.67%	271.92%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of debt outstanding for the period.
(6)	Based on outstanding senior securities of $702.2 million and $540.0 million as of December 31, 2020 and 2019, respectively.

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
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2020, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$36,999	£27,894	2/11/2021	$—	$(1,141)	Derivative liability
Foreign currency forward contract	$30,308	€25,614	2/11/2021	$—	$(1,062)	Derivative liability
				$—	$(2,203)
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$35,577	£27,494	11/12/2020	$25	$—	Derivative asset
Foreign currency forward contract	$30,260	€25,614	11/12/2020	$198	$—	Derivative asset
				$223	$—

Note 14. Commitments and Contingencies
Merger Litigation
On December 18, 2020, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a complaint on behalf of itself and all other similarly situated holders of the Company’s common stock and derivatively on behalf of us as nominal defendant in the Delaware Court of Chancery, captioned Oklahoma Firefighters Pension and Retirement System v. Frank, et al., No. 2020-1075-VCM (Del. Ch.). This lawsuit is referred to herein as the “Merger Litigation”. The Merger Litigation alleges a direct breach of fiduciary duty claim against the Board of Directors in connection with the solicitation of the approval by the Company’s stockholders of the issuance of shares of the Company’s common stock to be issued pursuant to the Merger Agreement and a derivative breach of fiduciary duty claim against the Board of Directors in connection with its negotiation and approval of the Mergers. The Merger Litigation alleges, among other things, that the members of the Board of Directors had certain conflicts of interest in the negotiation and approval of the Mergers and that the initial filing of the joint proxy statement/prospectus relating to the Mergers omitted certain information that the plaintiff claims is material. The Merger Litigation, among other things, requests that the court enjoin the vote of the Company’s stockholders with respect to the approval of the issuance of shares of the Company’s common stock to be issued pursuant to the Merger Agreement and award attorneys’ fees and damages in an unspecified amount.
The defendants believe that the Company previously made complete disclosure of all information required to be disclosed to ensure that the Company’s stockholders can make an informed vote at the Company’s Annual Meeting of Stockholders and that the additional disclosures requested by the plaintiff are immaterial and/or were included in the preliminary joint proxy statement/prospectus filed as part of the Company’s Registration Statement on Form N-14 on November 23, 2020.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accordingly, the defendants believe these claims are without merit and intend to vigorously defend against them. However, in an attempt to reduce the costs, risks and uncertainties inherent in litigation and to maximize the Company’s net asset value at the time of the Mergers, the Company determined to voluntarily include certain supplemental disclosures in the amendment to its Registration Statement on Form N-14 filed on January 19, 2021. The inclusion of such disclosures shall not be deemed an admission of the legal necessity or materiality of any of these disclosures under applicable law. Rather, the Company and its Board of Directors specifically deny all allegations in the Merger Litigation that any additional disclosure was or is required.
Neither the outcome of the lawsuit nor an estimate of any reasonably possible losses is determinable as of December 31, 2020. No provision for any losses related to the lawsuit has been recorded in the consolidated financial statements as of December 31, 2020. In connection with the lawsuit, the Company incurred professional fees of $0.2 million during the three months ended December 31, 2020.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2020, the Company's only off-balance sheet arrangements consisted of $197.6 million of unfunded commitments, which was comprised of $192.8 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2020, the Company's only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC subordinated notes and LLC equity interests and limited partnership interests) as of December 31, 2020 and September 30, 2020 is shown in the table below:

	December 31, 2020	September 30, 2020
Assembled Brands Capital LLC	$33,326	$36,079
WPEngine, Inc.	26,348	26,348
NuStar Logistics, L.P.	17,911	17,911
Athenex, Inc.	17,085	22,780
FFI Holdings I Corp	16,529	—
Thrasio, LLC	11,355	—
Jazz Acquisition, Inc.	10,147	—
Gulf Operating, LLC	10,064	—
Latam Airlines Group S.A.	8,177	—
MRI Software LLC	6,473	7,239
NeuAG, LLC	4,382	4,382
Corrona, LLC	3,968	5,189
Olaplex, Inc.	3,834	1,917
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Dominion Diagnostics, LLC	3,449	5,887
Mindbody, Inc.	3,048	3,048
Ardonagh Midco 3 PLC	2,506	3,007
Accupac, Inc.	2,346	2,346
Acquia Inc.	2,240	2,240
New IPT, Inc.	2,229	2,229
ADB Companies, LLC	1,667	—
Apptio, Inc.	1,538	1,538
Telestream Holdings Corporation	1,417	—
Senior Loan Fund JV I, LLC	1,328	1,328
Ministry Brands, LLC	1,000	425
Coyote Buyer, LLC	942	942
Immucor, Inc.	541	541
GKD Index Partners, LLC	231	231
A.T. Holdings II SÀRL	—	7,541
iCIMs, Inc.	—	882
Total	$197,581	$157,530

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15. Pending Merger with OCSI

On October 28, 2020, the Company entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, at the Effective Time Merger Sub will merge with and into OCSI, with OCSI continuing as the surviving company and as a wholly-owned subsidiary of the Company and, immediately thereafter, OCSI will merge with and into the Company, with the Company continuing as the surviving company.

At the Effective Time, each share of common stock, par value $0.01 per share, of OCSI (“OCSI Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of the Company and OCSI will deliver to the other a calculation of its net asset value as of such date (such calculation with respect to the Company, the “Closing OCSL Net Asset Value” and such calculation with respect to OCSI, the “Closing OCSI Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the “OCSI Per Share NAV”, which will be equal to (i) the Closing OCSI Net Asset Value divided by (ii) the number of shares of OCSI Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of the Company’s common stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OCSI Per Share NAV divided by (ii) the OCSL Per Share NAV.
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

The Mergers are expected to be accounted for as an asset acquisition of OCSI by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The consideration paid by the Company will be allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash) and does not give rise to goodwill. The Company has determined the fair value of its shares of common stock to be issued pursuant to the Merger Agreement plus transaction costs (“purchase price”) to be most evident of fair value for measuring the consideration given in connection with the Mergers. To the extent that the purchase price does not closely approximate the net asset value of the Company’s common stock at such time, the difference between the purchase price and the fair value of OCSI’s net assets acquired would result in a purchase discount or premium (henceforth referred to as the (“purchase discount (or premium)”). The purchase discount (or premium) will be allocated to the acquired assets and assumed liabilities of OCSI based on their relative fair values as of the Effective Time. Immediately following the Mergers, the Company will record its investments, including the acquired OCSI investments, at their respective fair values and, as a result, the purchase discount (or premium) allocated to the cost basis of the investments acquired from OCSI will be recognized as unrealized appreciation (or depreciation). The purchase discount (or premium) allocated to the acquired OCSI investments in

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

loans would accrete (or amortize) over the life of the loans through interest income with a corresponding reversal of the initial unrealized appreciation (or depreciation) on the acquired OCSI loans through their ultimate disposition. The purchase discount (or premium) allocated to the acquired OCSI investments in equity securities would not accrete (or amortize) over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the acquired OCSI equity securities and disposition of such equity securities at fair value, would be recognized as realized gain (or loss) with a corresponding reversal of the unrealized appreciation (or depreciation) upon disposition of such equity securities. The final allocation of the purchase price will be determined after the Mergers are completed and after completion of a final analysis to determine the estimated relative fair values of OCSI’s assets and liabilities.

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2020, except as discussed below.
Distribution Declaration
On January 29, 2021, the Company’s Board of Directors declared a quarterly distribution of $0.12 per share, payable in cash on March 31, 2021 to stockholders of record on March 15, 2021.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2020

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2020	Gross Additions (3)	Gross Reductions (4)	Fair Value as of December 31, 2020	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.9%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,590	—	437	27,660	—	(70)	27,590	2.9%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.00%		7,699	—	111	5,260	2,439	—	7,699	0.8%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	—	7,667	—	—	7,667	0.8%

First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	130	11,510	—	(4,010)	7,500	0.8%
100% equity interest				—	—	1,622	2,204	(2,145)	1,681	0.2%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%		2,154	—	37	1,800	33	(150)	1,683	0.2%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.00%		1,009	—	17	788	—	—	788	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	7.14%		96,250	—	1,756	96,250	—	—	96,250	10.0%
87.5% LLC equity interest				—	—	21,190	8,074	—	29,264	3.0%
Total Control Investments			$142,202	$—	$2,488	$201,385	$12,750	$(6,375)	$207,760	21.5%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$7,440	$—	$110	$4,194	$2,755	$—	$6,949	0.7%
1,609,201 Class A Units				—	—	483	—	(65)	418	—%
1,019,168.80 Preferred Units, 6%				—	—	1,091	10	—	1,101	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	741	—	(238)	503	0.1%
Total Affiliate Investments			$7,440	$—	$110	$6,509	$2,765	$(303)	$8,971	0.9%
Total Control & Affiliate Investments			$149,642	$—	$2,598	$207,894	$15,515	$(6,678)	$216,731	22.5%

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

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value as of December 31, 2019	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	34.984	—	—	34,984	3.8%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2020			$11,510	—	323	11,510	—	—	11,510	1.2%
100% equity interest			—	—	—	4,630	—	(174)	4,456	0.5%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.94%		2,755	—	61	3,256	—	(501)	2,755	0.3%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021	6.94%		1,009	—	20	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	2,903	—	—	2,903	0.3%
Senior Loan Fund JV I, LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	9.01%		96,250	—	2,217	96,250	—	—	96,250	10.3%
87.5% LLC equity interest				—	—	30,052	2,171	—	32,223	3.5%
Thruline Marketing, Inc.		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 4/3/2022			—	—	257	18,146	—	(18,146)	—	—%
First Lien Revolver, LIBOR+7.75% cash due 4/3/2022			—	—	2	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC				—	—	6,438	—	—	6,438	0.7%
Total Control Investments			$111,524	$—	$2,880	$209,178	$2,171	$(18,821)	$192,528	20.7%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	7.94%		$5,585	$—	$119	$5,585	$—	$—	$5,585	0.6%
1,609,201 Class A Units				—	—	782	135	—	917	0.1%
1,019,168.80 Preferred Units, 6%				—	—	1,019	21	—	1,040	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	1,784	—	(220)	1,564	0.2%
Total Affiliate Investments			$5,585	$—	$119	$9,170	$156	$(220)	$9,106	1.0%
Total Control & Affiliate Investments			$117,109	$—	$2,999	$218,348	$2,327	$(19,041)	$201,634	21.7%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments as of December 31, 2019 included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2019.
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2020 and elsewhere in this quarterly report on Form 10-Q.
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
•the ability of the parties to consummate the Mergers (as defined below) on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the proposed Mergers;
•the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our stockholders or the stockholders of Oaktree Strategic Income Corporation, or OCSI, with respect to the proposals submitted for their approval in connection with the Mergers; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
Business Overview
We are a specialty finance company that looks to provide customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, we have qualified and elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code for tax purposes.
We are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement. Oaktree Fund Administration, LLC, or the Oaktree Administrator, an affiliate of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.
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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $125 million at fair value as of December 31, 2020. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
On October 28, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with OCSI, Lion Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or the Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OCSI, with OCSI continuing as the surviving company and as our wholly-owned subsidiary, or the Merger, and, immediately thereafter, OCSI will merge with and into us, with us continuing as the surviving company, or together with the Merger, the Mergers. Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2021, is subject to certain closing conditions, including requisite approvals of our and OCSI’s stockholders and certain other closing conditions. For more information about the Mergers, see Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q and our final joint proxy statement/prospectus filed with the SEC on January 21, 2021.
Business Environment and Developments

We believe that the COVID-19 pandemic may have lasting effects on the U.S. and global financial markets and may cause further economic uncertainties or deterioration in the performance of the middle market in the United States and worldwide. While the initial market disruptions have somewhat eased, the global economy continues to experience economic uncertainty, particularly due to difficulties in the reopening of certain economies, or portions thereof, and delays in vaccine rollout. This uncertainty can impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.

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

As of December 31, 2020, 88.8% of our debt investment portfolio (at fair value) and 89.6% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced the desire to phase out the use of LIBOR by the end of 2021. However, the FCA recently announced that most US Dollar LIBOR would continue to be published through June 30, 2023. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
The fair value of our investments as of December 31, 2020 and September 30, 2020 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2020, 94.3% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of December 31, 2020 and September 30, 2020, approximately 95.5% and 95.9%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2020, there was one investment on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
During the three months ended December 31, 2020, we originated $286.3 million of investment commitments in 14 new and seven existing portfolio companies and funded $241.5 million of investments.
During the three months ended December 31, 2020, we received $160.7 million of proceeds from prepayments, exits, other paydowns and sales and exited 12 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2020	September 30, 2020
Cost:
Senior secured debt	83.31%	80.58%
Debt investment in SLF JV I	5.48	5.77
Common equity and warrants	3.32	3.69
Subordinated debt	2.83	4.64
LLC equity interests of SLF JV I	2.81	2.95
Preferred equity	2.25	2.37
Total	100.00%	100.00%

	December 31, 2020	September 30, 2020
Fair value:
Senior secured debt	85.70%	84.06%
Debt investment in SLF JV I	5.62	6.12
Subordinated debt	3.08	4.17
Common equity and warrants	2.15	2.40
Preferred equity	1.74	1.90
LLC equity interests of SLF JV I	1.71	1.35
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2020	September 30, 2020
Cost:
Application Software	12.51%	9.71%
Multi-Sector Holdings (1)	8.38	8.87
Data Processing & Outsourced Services	7.50	6.57
Pharmaceuticals	6.35	5.96
Biotechnology	6.17	5.36
Health Care Services	4.20	4.26
Specialized Finance	3.98	3.11
Personal Products	3.13	3.00
Movies & Entertainment	2.86	2.68
Property & Casualty Insurance	2.73	2.88
Integrated Telecommunication Services	2.53	2.67
Real Estate Services	2.22	2.34
Specialty Chemicals	2.20	2.68
Fertilizers & Agricultural Chemicals	1.96	2.02
Aerospace & Defense	1.94	1.68
Auto Parts & Equipment	1.91	2.02
Internet Services & Infrastructure	1.91	1.72
Oil & Gas Refining & Marketing	1.77	1.87
Managed Health Care	1.56	1.65
Electronic Components	1.52	1.53
Oil & Gas Storage & Transportation	1.48	1.59
Research & Consulting Services	1.41	1.49
Airport Services	1.27	1.34
Health Care Supplies	1.24	1.30
Health Care Technology	1.22	1.29
Construction & Engineering	1.22	0.80
Independent Power Producers & Energy Traders	1.21	1.29
Diversified Support Services	1.07	1.13
Industrial Machinery	1.06	0.90
Insurance Brokers	0.96	1.05
Systems Software	0.96	1.24
Electrical Components & Equipment	0.91	1.25
Hotels, Resorts & Cruise Lines	0.87	0.92
IT Consulting & Other Services	0.85	0.89
Internet & Direct Marketing Retail	0.84	0.89
Airlines	0.81	0.63
Advertising	0.77	0.82
Health Care Distributors	0.73	0.77
Apparel, Accessories & Luxury Goods	0.72	0.82
Restaurants	0.59	0.61
Commercial Printing	0.45	0.47
Education Services	0.42	1.37
Food Retail	0.39	0.41
Diversified Real Estate Activities	0.36	0.92
Trading Companies & Distributors	0.33	0.61
Oil & Gas Equipment & Services	0.18	0.20
Construction Materials	0.12	0.13
Leisure Facilities	0.11	0.11
Specialty Stores	0.07	0.08
Thrifts & Mortgage Finance	0.04	0.06
Other Diversified Financial Services	0.01	0.01
General Merchandise Stores	—	1.15
Metal & Glass Containers	—	0.68
Health Care Facilities	—	0.19
Specialized REITs	—	0.01
Total	100.00%	100.00%

	December 31, 2020	September 30, 2020
Fair value:
Application Software	12.88%	10.21%
Multi-Sector Holdings (1)	7.54	7.74
Data Processing & Outsourced Services	7.14	6.33
Pharmaceuticals	6.91	6.55
Biotechnology	6.54	6.14
Specialized Finance	4.04	3.08
Health Care Services	3.64	3.81
Personal Products	3.27	3.24
Movies & Entertainment	3.00	2.77
Property & Casualty Insurance	2.81	2.97
Integrated Telecommunication Services	2.48	2.61
Real Estate Services	2.23	2.40
Specialty Chemicals	2.16	2.48
Fertilizers & Agricultural Chemicals	2.02	2.14
Auto Parts & Equipment	1.90	1.99
Aerospace & Defense	1.85	1.56
Internet Services & Infrastructure	1.83	1.69
Oil & Gas Refining & Marketing	1.73	1.90
Electronic Components	1.71	1.69
Managed Health Care	1.59	1.70
Research & Consulting Services	1.46	1.54
Oil & Gas Storage & Transportation	1.36	1.64
Health Care Technology	1.29	1.40
Construction & Engineering	1.28	0.86
Health Care Supplies	1.27	1.37
Airport Services	1.24	1.35
Independent Power Producers & Energy Traders	1.20	1.32
Insurance Brokers	1.10	1.15
Diversified Support Services	1.07	1.12
Airlines	1.03	0.83
Hotels, Resorts & Cruise Lines	1.00	1.09
Systems Software	0.99	1.30
Electrical Components & Equipment	0.95	1.30
Internet & Direct Marketing Retail	0.94	0.97
Industrial Machinery	0.91	0.74
IT Consulting & Other Services	0.83	0.88
Advertising	0.81	0.85
Health Care Distributors	0.73	0.78
Restaurants	0.60	0.50
Diversified Real Estate Activities	0.44	1.07
Commercial Printing	0.43	0.47
Food Retail	0.41	0.44
Apparel, Accessories & Luxury Goods	0.39	0.50
Education Services	0.39	0.45
Trading Companies & Distributors	0.33	0.64
Oil & Gas Equipment & Services	0.14	0.16
Construction Materials	0.13	0.13
Thrifts & Mortgage Finance	0.01	0.02
Leisure Facilities	—	—
General Merchandise Stores	—	1.14
Metal & Glass Containers	—	0.75
Health Care Facilities	—	0.23
Specialized REITs	—	0.01
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in SLF JV I and certain limited partnership interests.

Loans and Debt Securities on Non-Accrual Status
As of December 31, 2020 and September 30, 2020, there were one and two investments, respectively, on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020				September 30, 2020
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,609,920	99.96%	$1,616,023	99.97%	$1,500,364	98.79%	$1,483,284	99.89%
PIK non-accrual (1)	—	—	—	—	12,661	0.83	—	—
Cash non-accrual (2)	588	0.04	470	0.03	5,712	0.38	1,571	0.11
Total	$1,610,508	100.00%	$1,616,493	100.00%	$1,518,737	100.00%	$1,484,855	100.00%
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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. The subordinated notes issued by SLF JV I are referred to as the SLF JV I Notes. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2020 and September 30, 2020, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank I Facility, which permitted up to $225.0 million and $250.0 million of borrowings (subject to borrowing base and other limitations) as of December 31, 2020 and September 30, 2020, respectively. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2020, the reinvestment period of the Deutsche Bank I Facility was scheduled to expire June 28, 2021 and the maturity date for the Deutsche Bank I Facility was June 29, 2026. As of December 31, 2020, borrowings under the Deutsche Bank I Facility accrued interest at a rate equal to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the Deutsche Bank I Facility, $175.4 million and $167.9 million of borrowings were outstanding as of December 31, 2020 and September 30, 2020, respectively.
On December 9, 2020, the waiver period under the Deutsche Bank I Facility during which the facility agent was restricted from revaluing certain collateral obligations where the change in valuation was caused by or resulted from a business disruption due primarily to the COVID-19 pandemic was terminated.
As of December 31, 2020 and September 30, 2020, SLF JV I had total assets of $341.2 million and $313.5 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 56 portfolio companies as of each of December 31, 2020 and September 30, 2020. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of December 31, 2020, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $125.5 million in aggregate at fair value. As of September 30, 2020, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.4 million in aggregate at fair value.
As of each of December 31, 2020 and September 30, 2020, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of December 31, 2020 and September 30, 2020, we and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of December 31, 2020 and September 30, 2020, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Senior secured loans (1)	$313,978	$307,579
Weighted average interest rate on senior secured loans (2)	5.65%	5.44%
Number of borrowers in SLF JV I	56	56
Largest exposure to a single borrower (1)	$9,879	$10,487
Total of five largest loan exposures to borrowers (1)	$46,981	$49,097
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of December 31, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.98%	Diversified Support Services	$9,182	$9,149	$9,107
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	6667	6,500	6,533	(4)
	First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025		Construction & Engineering	—	(33)	(27)	(4)(5)
Total ADB Companies, LLC					6,467	6,506
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,416	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	6,011	5,894	5,974	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,044	2,977	3,306	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.24%	Integrated Telecommunication Services	4,631	4,447	4,623
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,643	9,500
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,940	7,861	7,384	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,821	2,247	1,890	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,554	4,529	(4)
	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(5)	(7)	(4)(5)
Total Apptio, Inc.					4,549	4,522
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+5.75% cash due 12/24/2026	6.75%	Airport Services	6,451	6,314	6,013	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.15%	Data Processing & Outsourced Services	9,750	9,734	9,517
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%	Systems Software	7,513	7,430	7,497	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.15%	Oil & Gas Equipment & Services	7,311	7,288	6,405
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,980	3,792	3,965
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,165	7,094	7,140	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	3.71%	Advertising	330	291	318
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,418	7,252	7,462
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	4.00%	Biotechnology	5,925	5,881	5,890
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%	Internet Services & Infrastructure	7,940	7,920	7,945
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%	Distributors	940	902	937

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	$7,463	$7,388	$7,411
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,762	7,717	7,708
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	2,231	2,188	2,221
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	6,000	5,980	6,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	3,960	3,920	3,946
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,543	3,628
	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	1,943	1,762	1,988
Total Intelsat Jackson Holdings S.A.					5,305	5,616
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.90%	Application Software	5,000	4,880	4,994
Maravai Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+4.25% cash due 10/19/2027	5.25%	Biotechnology	6,875	6,806	6,952
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,564	4,502	4,181	(4)
	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(7)	(40)	(4)(5)
Total Mindbody, Inc.					4,495	4,141
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,863	3,829	3,854	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(1)	(4)(5)
Total MRI Software LLC					3,825	3,853
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	5,955	5,925	5,955
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	941	941	735	(4)
	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	—	(4)
Total New IPT, Inc.					941	735
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	6,807	6,787	6,671
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.65%	Integrated Telecommunication Services	2,394	2,311	2,406
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,915	5,897	5,903
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	7,879	7,843	7,820
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	—	—	(5)
Total OEConnection LLC					7,843	7,820
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	6,395	6,298	6,395	(4)
	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(9)	—	(4)(5)
Total Olaplex, Inc.					6,289	6,395
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	5,000	4,804	4,817	(4)
PetVet Care Centers, LLC	First Lien Term Loan, LIBOR+4.25% cash due 2/14/2025	5.25%	Specialized Consumer Services	2,736	2,729	2,753

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	$5,970	$5,889	$6,051
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	4,503	4,435	4,503	(4)
Recorded Books Inc.	First Lien Term Loan, LIBOR+4.25% cash due 8/29/2025	4.75%	Publishing	6,000	5,940	6,025
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	7,000	6,895	6,965
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,742	2,714	2,743
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	2,080	2,070	2,002	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	8,445	8,430	7,347
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,725	9,669	9,433
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%	Diversified Support Services	4,750	4,679	4,352
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	3,709	3,529	3,649
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.00% cash due 10/1/2026	5.00%	Personal Products	7,920	7,880	7,969
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.00%	Application Software	4,876	4,580	4,574	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,949	4,931	4,876
Veritas US Inc.	First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%	Application Software	6,484	6,362	6,475
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	4,101	4,070	4,107	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,960	7,654	7,808	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,959	5,085	(4)
				$313,978	$317,432	$313,261
__________________
(1) Represents the interest rate as of December 31, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of December 31, 2020, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.25%, the 180-day LIBOR at 0.26% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2020 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of December 31, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of December 31, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

Both the cost and fair value of our debt investment in the SLF JV I were $96.3 million as of each of December 31, 2020 and September 30, 2020. We earned interest income of $1.8 million and $2.2 million on our investments in the SLF JV I Subordinated Notes for the three months ended December 31, 2020 and 2019, respectively. The SLF JV I Subordinated Notes bear interest at a rate of one-month LIBOR plus 7.0% per annum and mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $29.3 million, respectively, as of December 31, 2020 and $49.3 million and $21.2 million, respectively, as of September 30, 2020. We did not earn dividend income for the three months ended December 31, 2020 and 2019 with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of December 31, 2020 and September 30, 2020 and for the three months ended December 31, 2020 and 2019:

	December 31, 2020	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2020: $317,432; cost September 30, 2020: $311,428)	$313,261	$298,771
Cash and cash equivalents	20,575	5,389
Restricted cash	4,262	4,211
Other assets	3,147	5,093
Total assets	$341,245	$313,464

Senior credit facility payable	$175,410	$167,910
Debt securities payable at fair value (proceeds December 31, 2020: $110,000; proceeds September 30, 2020: $110,000)	110,000	110,000
Other liabilities	22,390	11,336
Total liabilities	307,800	289,246
Members' equity	33,445	24,218
Total liabilities and members' equity	$341,245	$313,464

	Three months ended December 31, 2020	Three months ended December 31, 2019
Selected Statements of Operations Information:
Interest income	$4,475	$5,393
Other income	54	6
Total investment income	4,529	5,399
Interest expense	3,581	4,641
Other expenses	62	67
Total expenses (1)	3,643	4,708
Net unrealized appreciation (depreciation)	8,486	2,941
Net realized gains (losses)	(144)	(1,152)
Net income (loss)	$9,228	$2,480
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

For the three months ended December 31, 2020, SLF JV I's interest expense included $1.6 million related to the Deutsche Bank I Facility and $2.0 million related to the SLF JV I Notes, of which $1.8 million was payable to us and $0.2 million was payable to Kemper.
SLF JV I has elected to fair value the debt securities issued to us and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The debt securities are valued based on the total assets less the total liabilities senior to the SLF JV I Notes in an amount not exceeding par under the enterprise value technique.
During the three months ended December 31, 2020 and 2019, we did not sell any debt investments to SLF JV I.
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
Comparison of three months ended December 31, 2020 and December 31, 2019
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended December 31, 2020 and 2019 was $38.2 million and $31.0 million, respectively. For the three months ended December 31, 2020, this amount consisted of $34.7 million of interest income from portfolio investments (which included $3.1 million of PIK interest), $3.4 million of fee income and $0.1 million of dividend income. For the three months ended December 31, 2019, this amount consisted of $29.6 million of interest income from portfolio investments (which included $1.2 million of PIK interest), $1.1 million of fee income and $0.3 million of dividend income. The increase of $7.2 million, or 23.4%, in our total investment income for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, was due primarily to (1) a $5.2 million increase in interest income, which was primarily attributable to a larger investment portfolio, and (2) a $2.3 million increase in fee income primarily due to higher prepayment fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2020 and December 31, 2019 were $28.2 million and $23.1 million, respectively. Net expenses increased for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, by $5.1 million, or 21.9%, primarily due to (1) a $3.3 million increase in Part II fees (net of fee waivers) as a result of higher capital gains earned during the current quarter offset by a reversal of fee waivers in the prior year comparable quarter, (2) a $1.2 million increase in Part I incentive fees mainly due to higher investment income and (3) a $0.9 million increase in management fees as a result of a larger investment portfolio. This was partially offset by a $0.4 million decrease in interest expense primarily due to decreases in LIBOR.
Net Investment Income
As a result of the $7.2 million increase in total investment income and the $5.1 million increase in net expenses, net investment income for the three months ended December 31, 2020 increased by $2.2 million, or 27.8%, compared to the three months ended December 31, 2019.
Realized Gain (Loss)
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of investments and foreign currency and the cost basis without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the three months ended December 31, 2020 and 2019, we recorded aggregate net realized gains of $8.2 million and $3.3 million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2020 and 2019.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $47.6 million and $2.9 million, respectively. For the three months ended December 31, 2020, this consisted of $27.2 million of net unrealized appreciation on debt investments, $12.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $9.9 million of net unrealized appreciation on equity investments, partially offset by $2.4 million of net unrealized depreciation of foreign currency forward contracts. For the three months ended December 31, 2019, this consisted of $3.9 million of net unrealized appreciation on equity investments and $2.2 million of net unrealized appreciation on debt investments, partially offset by $1.7 million of net unrealized depreciation related to exited investments (a portion of which results in a reclassification to realized gains) and $1.5 million net unrealized depreciation of foreign currency forward contracts.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2020, we had $702.2 million in senior securities and our asset coverage ratio was 236.7%. As of December 31, 2020, our debt to equity ratio was 0.73x. Our target debt to equity ratio is 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) as we plan to continue to opportunistically deploy capital into the markets.
For the three months ended December 31, 2020, we experienced a net decrease in cash and cash equivalents of $14.9 million. During that period, we received $16.1 million of net cash from operating activities, primarily from $169.8 million of principal payments and sale proceeds received, $100.3 million of net increase in payables from unsettled transactions and the cash activities related to $10.0 million of net investment income, partially offset by funding $243.7 million of investments and $26.3 million of net increase in other assets. During the same period, net cash used by financing activities was $30.6 million, primarily consisting of $15.0 million of cash distributions paid to our stockholders, $14.8 million of net repayments under the Credit Facility (as defined below), $0.5 million of repurchases of common stock under our dividend reinvestment plan, or DRIP, and $0.3 million of deferred financing costs paid.
For the three months ended December 31, 2019, we experienced a net increase in cash and cash equivalents of $6.1 million. During that period, we used $43.5 million of net cash from operating activities, primarily from funding $115.8 million of investments, a $35.8 million of net decrease in payables from unsettled transactions and the cash activities related to $7.8 million of net investment income, partially offset by $97.0 million of principal payments and sale proceeds received. During the same period, net cash provided by financing activities was $49.6 million, primarily consisting of $63.0 million of net borrowings under the Credit Facility (as defined below), partially offset by $12.9 million of cash distributions paid to our stockholders and $0.5 million of repurchases of common stock under our DRIP.
As of December 31, 2020, we had $24.2 million in cash and cash equivalents, portfolio investments (at fair value) of $1.7 billion, $9.0 million of interest, dividends and fees receivable, $400.0 million of undrawn capacity on the Credit Facility (subject to borrowing base and other limitations), $91.7 million of net payables from unsettled transactions, $400.0 million of borrowings outstanding under our Credit Facility, $294.8 million of unsecured notes payable (net of unamortized financing costs and unaccreted discount) and unfunded commitments to portfolio companies of $197.6 million. As of December 31, 2020, we have analyzed cash and cash equivalents, availability under the Credit Facility, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
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

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
November 12, 2019	December 13, 2019	December 31, 2019	0.095	12.9 million	87,747	0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
November 13, 2020	December 15, 2020	December 31, 2020	0.11	15.0 million	93,964	0.5 million
 ______________
(1)Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Credit Facility

As of December 31, 2020, (i) the size of our senior secured revolving credit facility, or, as amended and restated, the Credit Facility, pursuant to a senior secured revolving credit agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $800 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to our net worth (as defined in the Credit Facility) on the date of such increase, (ii) the period during which we may make drawings will expire on February 25, 2023 and the maturity date was February 25, 2024 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%); provided that the interest margin will increase to 2.75% and 1.75% for LIBOR loans and alternative base rate loans, respectively, if our stockholders’ equity is below $700 million, each depending on our senior debt coverage ratio.

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
The following table describes significant financial covenants, as of December 31, 2020, with which we must comply under the Credit Facility on a quarterly basis:

Financial Covenant	Description	Target Value	September 30, 2020 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $550 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$550 million	$915 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.27:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	3.69:1
Minimum net worth	Net worth shall not be less than $500 million	$500 million	$911 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2020. We were in compliance with all financial covenants under the Credit Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of December 31, 2020 and September 30, 2020, we had $400.0 million and $414.8 million of borrowings outstanding under the Credit Facility, respectively, which had a fair value of $400.0 million and $414.8 million, respectively. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 2.323% and 3.983% for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020 and 2019, we recorded interest expense (inclusive of fees) of $3.2 million and $4.0 million, respectively, related to the Credit Facility.
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
For the three months ended December 31, 2020, we recorded interest expense of $2.9 million related to the 2025 Notes. As of December 31, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.8 million and $311.3 million, respectively. As of September 30, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.5 million and $301.4 million, respectively.
2024 Notes
For the three months ended December 31, 2019, we recorded interest expense of $1.2 million (inclusive of fees) related to our 5.875% notes due 2024, or the 2024 Notes.
On March 2, 2020, we redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. As of December 31, 2020 and September 30, 2020, there were no 2024 Notes outstanding.
2028 Notes
For the three months ended December 31, 2019, we recorded interest expense of $1.4 million (inclusive of fees) related to our 6.125% notes due 2028, or the 2028 Notes.
On March 13, 2020, we redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. As of December 31, 2020 and September 30, 2020, there were no 2028 Notes outstanding.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2020, our only off-balance sheet arrangements consisted of $197.6 million of unfunded commitments, which was comprised of $192.8 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. As of September 30, 2020, our only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of December 31, 2020 and September 30, 2020 is shown in the table below:

	December 31, 2020	September 30, 2020
Assembled Brands Capital LLC	$33,326	$36,079
WPEngine, Inc.	26,348	26,348
NuStar Logistics, L.P.	17,911	17,911
Athenex, Inc.	17,085	22,780
FFI Holdings I Corp	16,529	0
Thrasio, LLC	11,355	0
Jazz Acquisition, Inc.	10,147	0
Gulf Operating, LLC	10,064	0
Latam Airlines Group S.A.	8,177	0
MRI Software LLC	6,473	7,239
NeuAG, LLC	4,382	4,382
Corrona, LLC	3,968	5,189
Olaplex, Inc.	3,834	1,917
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Dominion Diagnostics, LLC	3,449	5,887
Mindbody, Inc.	3,048	3,048
Ardonagh Midco 3 PLC	2,506	3,007
Accupac, Inc.	2,346	2,346
Acquia Inc.	2,240	2,240
New IPT, Inc.	2,229	2,229
ADB Companies, LLC	1,667	—
Apptio, Inc.	1,538	1,538
Telestream Holdings Corporation	1,417	—
Senior Loan Fund JV I, LLC	1,328	1,328
Ministry Brands, LLC	1,000	425
Coyote Buyer, LLC	942	942
Immucor, Inc.	541	541
GKD Index Partners, LLC	231	231
A.T. Holdings II SÀRL	—	7,541
iCIMs, Inc.	—	882
Total	$197,581	$157,530

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Credit Facility and 2025 Notes:

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of December 31, 2020	Weighted average debt outstanding for the three months ended December 31, 2020	Maximum debt outstanding for the three months ended December 31, 2020
Credit Facility	$414,825	$400,025	$403,403	$414,825
2025 Notes	300,000	300,000	300,000	300,000
Total debt	$714,825	$700,025	$703,403

The following table reflects our contractual obligations arising from the Credit Facility and the 2025 Notes:

	Payments due by period as of December 31, 2020
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$400,025	$—	$—	$400,025	$—
Interest due on Credit Facility	27,570	8,751	17,501	1,318	—
2025 Notes	300,000	—	—	300,000	—
Interest due on 2025 Notes	43,640	10,500	21,000	12,140	—
Total	$771,235	$19,251	$38,501	$713,483	$—

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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2019 and 2020. We may incur a federal excise tax in future years.
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
Recent Developments
Registration Statement on Form N-14 and Stockholder Meetings
On January 19, 2021, we filed an amended registration statement on Form N-14, which included a joint proxy statement of us and OCSI and our prospectus. The registration statement on Form N-14 was declared effective by the SEC on January 21, 2021. On January 21, 2021, we filed our final joint proxy statement/prospectus with the SEC, which was mailed on or about January 21, 2021 to our stockholders of record as of January 19, 2021. Our annual meeting of stockholders and OCSI’s special meeting of stockholders are both scheduled for March 15, 2021 to vote on the matters described in the joint proxy statement/prospectus as required by the Merger Agreement.
Distribution Declaration
On January 29, 2021, our Board of Directors declared a quarterly distribution of $0.12 per share, payable in cash on March 31, 2021 to stockholders of record on March 15, 2021.

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
As of December 31, 2020, 88.8% of our debt investment portfolio (at fair value) and 89.6% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2020 and September 30, 2019 was as follows:

	December 31, 2020		September 30, 2020
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$528,798	36.8%	$553,829	42.2%
>0% and <1%	111,845	7.8%	39,789	3.0%
1%	748,573	52.1%	672,529	51.3%
>1%	46,855	3.3%	45,362	3.5%
Total Floating Rate Investments	$1,436,071	100.0%	$1,311,509	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$29,066	$(10,001)	$19,065
200	21,838	(8,001)	13,837
150	14,610	(6,000)	8,610
100	7,471	(4,000)	3,471
50	2,703	(2,000)	703

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$20,966	$—	$35,248	$—
Prime rate	305	—	305	—
LIBOR
30 day	749,525	400,025	717,576	414,825
60 day	9,000	—	6,861	—
90 day	466,373	—	362,141	—
180 day	167,349	—	201,699	—
360 day	15,007	—	23,351	—
EURIBOR
30 day	30,391	—	29,126	—
180 day	1,762	—	1,689	—
UK LIBOR
30 day	24,605	—	23,270	—
180 day	15,450	—	14,612	—
Fixed rate	162,980	300,000	171,976	300,000
Total	$1,663,713	$700,025	$1,587,854	$714,825

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
Other than as described below, we are currently not a party to any pending material legal proceedings.
On December 18, 2020, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a complaint on behalf of itself and all other similarly situated holders of our common stock and derivatively on behalf of us as nominal defendant in the Delaware Court of Chancery, captioned Oklahoma Firefighters Pension and Retirement System v. Frank, et al., No. 2020-1075-VCM (Del. Ch.). This lawsuit is referred to herein as the “Merger Litigation”. The Merger Litigation alleges a direct breach of fiduciary duty claim against our board of directors in connection with the solicitation of the approval by our stockholders of the issuance of shares of our common stock to be issued pursuant to the Merger Agreement and a derivative breach of fiduciary duty claim against our board of directors in connection with its negotiation and approval of the Mergers. The Merger Litigation alleges, among other things, that the members of our board of directors had certain conflicts of interest in the negotiation and approval of the Mergers and that the initial filing of the joint proxy statement/prospectus relating to the Mergers omitted certain information that the plaintiff claims is material. The Merger Litigation, among other things, requests that the court enjoin the vote of our stockholders with respect to the approval of the issuance of shares of our common stock to be issued pursuant to the Merger Agreement and award attorneys’ fees and damages in an unspecified amount.

The defendants believe that we previously made complete disclosure of all information required to be disclosed to ensure that our stockholders can make an informed vote at the Annual Meeting of Stockholders and that the additional disclosures requested by the plaintiff are immaterial and/or were included in the preliminary joint proxy statement/prospectus filed as part of our Registration Statement on Form N-14 on November 23, 2020. Accordingly, the defendants believe these claims are without merit and intend to vigorously defend against them. However, in an attempt to reduce the costs, risks and uncertainties inherent in litigation and to maximize our net asset value at the time of the Mergers, we determined to voluntarily include certain supplemental disclosures in the amendment to our Registration Statement on Form N-14 filed on January 19, 2021. The inclusion of such disclosures shall not be deemed an admission of the legal necessity or materiality of any of these disclosures under applicable law. Rather, we and our board of directors specifically deny all allegations in the Merger Litigation that any additional disclosure was or is required.
Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

2.1^	Agreement and Plan of Merger among Oaktree Strategic Income Corporation, the Registrant, Lion Merger Sub, Inc. and Oaktree Fund Advisors LLC (for the limited purposes set forth therein), dated as of October 28, 2020 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

10.1	Incremental Commitment and Assumption Agreement, dated as of October 28, 2020, made by the Registrant, as Borrower, the assuming lender party hereto, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

10.2	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 10, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 14, 2020).

10.3
Incremental Commitment Agreement, dated as of December 28, 2020, made by the Registrant, as Borrower, MUFG Union Bank, N.A., as increasing lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 29, 2020).

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
Date: February 3, 2021