Form 10-Q
period 2021-03-31
Oaktree Specialty Lending Corp
filed 2021-05-06
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 180,360,662 shares of common stock outstanding as of May 4, 2021.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2021 (unaudited)	September 30, 2020
ASSETS
Investments at fair value:
Control investments (cost March 31, 2021: $287,571; cost September 30, 2020: $245,950)	$269,752	$201,385
Affiliate investments (cost March 31, 2021: $12,138; cost September 30, 2020: $7,551)	11,200	6,509
Non-control/Non-affiliate investments (cost March 31, 2021: $2,011,349; cost September 30, 2020: $1,415,669)	2,046,401	1,365,957
Total investments at fair value (cost March 31, 2021: $2,311,058; cost September 30, 2020: $1,669,170)	2,327,353	1,573,851
Cash and cash equivalents	39,872	39,096
Restricted cash	3,857	—
Interest, dividends and fees receivable	11,291	6,935
Due from portfolio companies	3,283	2,725
Receivables from unsettled transactions	36,469	9,123
Deferred financing costs	7,076	5,947
Deferred offering costs	67	67
Deferred tax asset, net	527	847
Derivative assets at fair value	1,333	223
Other assets	2,285	1,898
Total assets	$2,433,413	$1,640,712
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,467	$1,072
Base management fee and incentive fee payable	24,559	11,212
Due to affiliate	4,688	2,130
Interest payable	2,734	1,626
Payables from unsettled transactions	9,245	478
Credit facilities payable	814,782	414,825
Unsecured notes payable (net of $2,900 and $3,272 of unamortized financing costs as of March 31, 2021 and September 30, 2020, respectively)	295,115	294,490
Total liabilities	1,154,590	725,833
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 180,361 and 140,961 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	1,804	1,409
Additional paid-in-capital	1,730,083	1,487,774
Accumulated overdistributed earnings	(453,064)	(574,304)
Total net assets (equivalent to $7.09 and $6.49 per common share as of March 31, 2021 and September 30, 2020, respectively) (Note 12)	1,278,823	914,879
Total liabilities and net assets	$2,433,413	$1,640,712

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Interest income:
Control investments	$2,374	$2,393	$4,717	$4,944
Affiliate investments	143	138	248	252
Non-control/Non-affiliate investments	33,133	27,149	62,317	52,808
Interest on cash and cash equivalents	5	218	6	299
Total interest income	35,655	29,898	67,288	58,303
PIK interest income:
Non-control/Non-affiliate investments	3,801	1,946	6,890	3,107
Total PIK interest income	3,801	1,946	6,890	3,107
Fee income:
Control investments	18	8	33	14
Affiliate investments	5	5	10	10
Non-control/Non-affiliate investments	2,255	2,037	5,587	3,097
Total fee income	2,278	2,050	5,630	3,121
Dividend income:
Control investments	209	277	339	600
Total dividend income	209	277	339	600
Total investment income	41,943	34,171	80,147	65,131
Expenses:
Base management fee	7,074	5,295	13,615	10,902
Part I incentive fee	4,444	3,444	8,593	6,432
Part II incentive fee	3,609	(6,608)	13,149	(5,557)
Professional fees	1,017	669	1,884	1,309
Directors fees	157	142	300	285
Interest expense	6,568	7,215	12,663	13,750
Administrator expense	293	393	626	821
General and administrative expenses	775	780	1,293	1,312
Total expenses	23,937	11,330	52,123	29,254
Reversal of fees waived (fees waived)	(108)	—	(108)	5,200
Net expenses	23,829	11,330	52,015	34,454
Net investment income	18,114	22,841	28,132	30,677
Unrealized appreciation (depreciation):
Control investments	18,411	(55,392)	26,746	(53,395)
Affiliate investments	394	(1,730)	104	(1,794)
Non-control/Non-affiliate investments	42,803	(108,651)	84,740	(106,243)
Foreign currency forward contracts	3,536	2,240	1,110	778
Net unrealized appreciation (depreciation)	65,144	(163,533)	112,700	(160,654)
Realized gains (losses):
Control investments	—	777	—	777
Non-control/Non-affiliate investments	8,179	(24,777)	16,917	(20,938)
Extinguishment of unsecured notes payable	—	(2,541)	—	(2,541)
Foreign currency forward contracts	(2,323)	61	(2,846)	(490)
Net realized gains (losses)	5,856	(26,480)	14,071	(23,192)
Provision for income tax (expense) benefit	(997)	1,705	(1,242)	1,545
Net realized and unrealized gains (losses), net of taxes	70,003	(188,308)	125,529	(182,301)
Net increase (decrease) in net assets resulting from operations	$88,117	$(165,467)	$153,661	$(151,624)
Net investment income per common share — basic and diluted	$0.12	$0.16	$0.20	$0.22
Earnings (loss) per common share — basic and diluted (Note 5)	$0.60	$(1.17)	$1.07	$(1.08)
Weighted average common shares outstanding — basic and diluted	146,652	140,961	143,775	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Operations:
Net investment income	$18,114	$22,841	$28,132	$30,677
Net unrealized appreciation (depreciation)	65,144	(163,533)	112,700	(160,654)
Net realized gains (losses)	5,856	(26,480)	14,071	(23,192)
Provision for income tax (expense) benefit	(997)	1,705	(1,242)	1,545
Net increase (decrease) in net assets resulting from operations	88,117	(165,467)	153,661	(151,624)
Stockholder transactions:
Distributions to stockholders	(16,915)	(13,391)	(32,421)	(26,782)
Net increase (decrease) in net assets from stockholder transactions	(16,915)	(13,391)	(32,421)	(26,782)
Capital share transactions:
Issuance of common stock in connection with the Mergers	242,704	—	242,704	—
Issuance of common stock under dividend reinvestment plan	511	506	1,039	987
Repurchases of common stock under dividend reinvestment plan	(511)	(506)	(1,039)	(987)
Net increase (decrease) in net assets from capital share transactions	242,704	—	242,704	—
Total increase (decrease) in net assets	313,906	(178,858)	363,944	(178,406)
Net assets at beginning of period	964,917	931,082	914,879	930,630
Net assets at end of period	$1,278,823	$752,224	$1,278,823	$752,224
Net asset value per common share	$7.09	$5.34	$7.09	$5.34
Common shares outstanding at end of period	180,361	140,961	180,361	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2021	Six months ended March 31, 2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$153,661	$(151,624)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	(112,700)	160,654
Net realized (gains) losses	(14,071)	23,192
PIK interest income	(6,890)	(3,107)
Accretion of original issue discount on investments	(7,777)	(5,454)
Accretion of original issue discount on unsecured notes payable	254	48
Amortization of deferred financing costs	1,323	968
Deferred taxes	320	(1,525)
Purchases of investments	(541,491)	(379,169)
Proceeds from the sales and repayments of investments	398,748	251,499
Cash acquired in the Mergers	20,945	—
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	337	4,950
(Increase) decrease in due from portfolio companies	67	842
(Increase) decrease in receivables from unsettled transactions	(25,804)	2,718
(Increase) decrease in other assets	(1,429)	68
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(40)	163
Increase (decrease) in base management fee and incentive fee payable	11,427	(1,428)
Increase (decrease) in due to affiliate	1,450	(38)
Increase (decrease) in interest payable	(74)	(615)
Increase (decrease) in payables from unsettled transactions	8,767	(23,700)
Increase (decrease) in director fees payable	(90)	—
Net cash provided by (used in) operating activities	(113,067)	(121,558)
Financing activities:
Distributions paid in cash	(31,382)	(25,795)
Borrowings under credit facilities	175,000	224,000
Repayments of borrowings under credit facilities	(14,800)	(134,000)
Repayments of unsecured notes	—	(161,250)
Issuance of unsecured notes	—	297,459
Repayments of secured borrowings	(9,341)	—
Repurchases of common stock under dividend reinvestment plan	(1,039)	(987)
Deferred financing costs paid	(360)	(3,715)
Deferred offering costs paid	—	(45)
Net cash provided by (used in) financing activities	118,078	195,667
Effect of exchange rate changes on foreign currency	(378)	(6)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,633	74,103
Cash and cash equivalents and restricted cash, beginning of period	39,096	15,406
Cash and cash equivalents and restricted cash, end of period	$43,729	$89,509
Supplemental information:
Cash paid for interest	$11,160	$13,349
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,039	$987
Deferred financing costs	(57)	—
Issuance of shares in connection with the Mergers	242,704	—
Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2021	September 30, 2020
Cash and cash equivalents	$39,872	$39,096
Restricted cash	3,857	—
Total cash and cash equivalents and restricted cash	$43,729	$39,096

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(15)
34,984,460.37 Preferred Units				34,984	27,638	(15)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,520	27,520	27,520	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.00%		3,518	3,518	3,518	(6)(15)(19)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,626	18,066	(15)
				49,664	49,104
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	7,500	(11)(15)
100% equity interest				6,347	482	(11)(12)(15)
				6,347	7,982
OCSI Glick JV LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.64%		62,821	51,004	54,614	(6)(11)(15)
87.5% equity interest				—	—	(11)(16)(19)
				51,004	54,614
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	7.14%		96,250	96,250	96,250	(6)(11)(15)
87.5% LLC equity interest				49,322	34,164	(11)(16)(19)
				145,572	130,414
Total Control Investments (21.1% of net assets)				$287,571	$269,752

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$9,274	$9,275	$8,948	(6)(15)(19)
1,609,201 Class A Units				764	628	(15)
1,019,168.80 Preferred Units, 6%				1,019	1,121	(15)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(15)
				11,058	10,697
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	503	(15)
				1,080	503
Total Affiliate Investments (0.9% of net assets)				$12,138	$11,200

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$11,048	$10,342	$10,296	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.00%		1,643	1,624	1,531	(6)(15)
				11,966	11,827
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		6,355	6,070	6,260	(6)(15)(19)
				6,070	6,260
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			37,158	36,837	37,158	(11)(15)
				36,837	37,158
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.87%		5,379	4,998	5,343	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	7.87%		15,000	14,917	15,019	(6)
				19,915	20,362

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		$16,222	$15,793	$16,222	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(33)	—	(6)(15)(19)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		2,042	1,988	2,042	(6)(15)
				17,748	18,264
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		20,950	20,629	20,719	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	8.00%		179	144	155	(6)(15)(19)
				20,773	20,874
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		13,167	12,550	12,913	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		2,667	2,542	2,615	(6)(15)
				15,092	15,528
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(15)
				5,165	—
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.61%		14,620	14,159	14,656	(6)(11)
				14,159	14,656
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,694	29,143	(6)(11)(15)
				27,694	29,143
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(15)
				90	—
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+6.50% cash due 12/29/2023	7.50%		24,416	21,432	22,944	(6)(15)
				21,432	22,944
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Note A due 12/13/2023			14,800	20,286	21,394	(11)(15)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			14,800	20,286	20,802	(11)(15)
				40,572	42,196
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		15,454	13,731	15,222	(6)(11)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.75%		12,500	12,188	10,562	(6)(11)(15)
				25,919	25,784
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		15,279	14,824	15,241	(6)(15)
				14,824	15,241
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/17/2029	8.75%		7,466	7,354	7,503	(6)(15)
				7,354	7,503
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		34,458	33,262	33,842	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		892	843	852	(6)(15)(19)
				34,105	34,694

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.44%		€1,942	$2,155	$2,267	(6)(11)(15)
First Lien Term Loan, UK LIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.19%		£15,243	18,918	20,988	(6)(11)(15)
First Lien Delayed Draw Term Loan, UK LIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.19%		£2,133	2,802	2,934	(6)(11)(15)(19)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$1,182	1,171	1,271	(11)
				25,046	27,460
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		2,539	2,194	2,377	(6)
				2,194	2,377
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			42,145	40,297	41,723	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(274)	(211)	(11)(15)(19)
328,149 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				973	302	(11)(15)
				40,996	41,814
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		22,770	22,304	21,510	(6)(11)(15)
				22,304	21,510
The Avery		Real Estate Operating Companies
First Lien Delayed Draw Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.55%		24,393	23,784	24,053	(6)(15)(19)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	12.75%		5,472	5,337	5,404	(6)(15)(19)
				29,121	29,457
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.13%		30,625	30,134	30,523	(6)
				30,134	30,523
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			3,979	3,979	3,979	(15)
298,460 Preferred Units in Unstoppable Automotive VMV, LLC				298	298	(15)
1,293,324 Preferred Units in Unstoppable Automotive AMV, LLC				1,293	1,293	(15)
298,460 Common Units in Unstoppable Automotive AMV, LLC				298	298	(15)
99,486 Common Units in Unstoppable Automotive VMV, LLC				99	99	(15)
				5,967	5,967
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class E Variable Notes due 3/9/2044	3.67%		1,785	1,384	1,686	(6)(11)(15)
				1,384	1,686
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		13,954	11,976	12,815	(6)(15)
				11,976	12,815
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		3,559	3,324	3,564	(6)
				3,324	3,564
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		24,513	23,948	24,050	(6)(15)
				23,948	24,050

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
CircusTrix Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash 2.50% PIK due 7/16/2023	6.50%		$10,316	$7,295	$7,634	(6)(15)
				7,295	7,634
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		11,694	11,544	11,279	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,612
				22,216	21,891
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		14,294	13,870	14,342	(6)
				13,870	14,342
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			36,864	34,324	30,044	(6)(15)
Common Stock Warrants expiration date 7/28/2025				648	1,917	(15)
				34,972	31,961
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.11%		9,560	9,292	9,260	(6)
				9,292	9,260
Conviva Inc.		Application Software
517,851 Shares of Series D Preferred Stock				605	894	(15)
				605	894
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		10,248	10,107	10,153	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		1,218	1,175	1,184	(6)(15)(19)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		305	280	288	(6)(15)(19)
1,099 Class A2 Common Units in Corrona Group Holdings, L.P.				1,038	1,177	(15)
				12,600	12,802
Coty Inc.		Personal Products
First Lien Revolver, LIBOR+1.75% cash due 4/5/2023			—	(712)	(939)	(6)(11)(15)(19)
				(712)	(939)
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		18,480	17,935	18,295	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(13)	(13)	(6)(15)(19)
				17,922	18,282
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.36%		8,101	7,561	8,101	(6)
				7,561	8,101
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		16,787	16,535	17,165	(6)(11)(15)
				16,535	17,165
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.36%		8,807	8,242	8,833	(6)
				8,242	8,833

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.00%		$6,680	$6,647	$6,847	(6)
				6,647	6,847
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		10,053	9,640	9,751	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027				(31)	(32)	(6)(15)(19)
				9,609	9,719
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.50%		8,974	8,884	8,884	(6)(15)
				8,884	8,884
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 4/30/2021	9.00%		6,861	6,857	6,841	(6)(15)
				6,857	6,841
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	274	(15)
12,500 Class B Common Units				—	—	(15)
				488	274
FFI Holdings I Corp		Industrial Machinery
First Lien Term Loan, PRIME+5.25% cash due 1/24/2025	8.50%		5,050	4,603	5,050	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 1/24/2025	7.25%		3,030	2,993	3,030	(6)(15)(19)
				7,596	8,080
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.61%		7,048	6,554	7,011	(6)
				6,554	7,011
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			11,359	10,640	11,075	(11)(15)
331,200 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				405	434	(11)(15)
				11,045	11,509
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.20%		16,764	16,511	16,775	(6)(15)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.70%		6,250	6,208	6,109	(6)(15)
				22,719	22,884
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.00%		26,976	26,286	26,574	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.00%		1,280	1,243	1,255	(6)(15)(19)
				27,529	27,829
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		8,675	8,409	8,635	(6)
				8,409	8,635
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		2,846	1,926	2,369	(6)
First Lien Revolver, LIBOR+4.00% cash due 12/27/2021			—	(704)	(503)	(6)(15)(19)
				1,222	1,866
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%		6,563	6,366	6,560	(6)(11)
				6,366	6,560
I Drive Safely, LLC		Education Services
125,079 Class A Common Units of IDS Investments, LLC				1,000	225	(15)
				1,000	225
IBG Borrower LLC		Apparel, Accessories & Luxury Goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	7.25%		6,471	6,218	5,630	(6)(15)
				6,218	5,630

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		$25,635	$24,920	$25,458	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		1,176	1,142	1,168	(6)(15)
				26,062	26,626
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		8,701	8,436	8,688	(6)(15)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(9)	(1)	(6)(15)(19)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		21,450	20,765	21,241	(6)(15)
				29,192	29,928
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(15)
				113	—
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+5.00% cash due 3/29/2024	6.00%		18,944	18,756	18,755	(6)(15)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		11,366	11,139	11,139	(6)(15)
				29,895	29,894
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+8.50% cash due 12/1/2028	9.50%		17,346	16,830	17,476	(6)(15)
				16,830	17,476
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		22,928	21,688	22,034	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.50% cash due 1/29/2027			—	—	—	(6)(15)(19)
				21,688	22,034
Keypath Education Holdings, LLC		Advertising
9,073 shares of Common Stock in AdVenture Interactive, Corp.				13,611	17,198	(15)
3,042.55 Preferred Units in AVI Holdings, LP				—	1,000	(15)
				13,611	18,198
Lanai Holdings III, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.75% cash due 8/29/2022	5.75%		12,880	12,778	12,829	(6)
				12,778	12,829
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			11,455	11,157	11,580	(6)(11)(15)(19)
				11,157	11,580
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(15)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.20%		41,644	40,543	41,228	(6)(15)
				40,543	41,228
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.85%		3,990	3,718	3,984	(6)
				3,718	3,984
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.86%		10,140	10,074	10,102	(6)
				10,074	10,102
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/19/2027	5.25%		2,743	2,567	2,760	(6)
				2,567	2,760

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	4.61%		$28,675	$27,989	$28,359	(6)
				27,989	28,359
MedAssets Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+7.75% cash due 1/29/2029	8.50%		14,137	13,859	13,854	(6)(15)
				13,859	13,854
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		16,569	15,308	16,140	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023			—	(126)	(136)	(6)(15)(19)
				15,182	16,004
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%		38,479	37,030	36,478	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(88)	(208)	(6)(15)(19)
				36,942	36,270
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022			—	(8)	(9)	(6)(15)(19)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		11,000	10,798	10,906	(6)(15)
				10,790	10,897
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		23,685	23,097	23,685	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(50)	—	(6)(15)(19)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.50%		90	77	90	(6)(15)(19)
				23,124	23,775
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		22,560	22,128	22,176	(6)(15)
				22,128	22,176
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		45,401	43,351	43,948	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(206)	(174)	(6)(15)(19)
				43,145	43,774
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		59,607	58,126	58,117	(6)(11)(15)
				58,126	58,117
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.11%		8,351	7,790	8,335	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	—	—	(6)(19)
				7,790	8,335
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		52,799	51,431	52,799	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025			—	(65)	(39)	(6)(15)(19)
				51,366	52,760
OmniSYS Acquisition Corporation		Diversified Support Services
100,000 Common Units in OSYS Holdings, LLC				1,000	607	(15)
				1,000	607

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	5.50%		$3,801	$3,556	$3,804	(6)
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	11.50%		16,750	16,750	16,721	(6)(15)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	1,606	(15)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(15)
				22,273	22,131
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			9,123	9,123	9,784
				9,123	9,784
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		10,000	9,488	10,000	(6)
				9,488	10,000
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.61%		51,661	50,351	51,532	(6)(15)
				50,351	51,532
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				752	121	(11)(16)(19)
				752	121
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		28,627	28,198	28,663	(6)(15)
				28,198	28,663
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/12/2026	9.00%		13,798	13,522	13,729	(6)(15)
				13,522	13,729
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.75%		34,289	33,056	33,604	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(48)	(50)	(6)(15)(19)
80,515 Class B Common Units				79	81	(15)
				33,087	33,635
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+8.50% cash due 9/15/2023	9.75%		22,615	20,462	17,847	(6)(15)
				20,462	17,847
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.11%		5,250	5,142	5,224	(6)(15)
				5,142	5,224
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		21,337	20,226	22,030	(6)
				20,226	22,030
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, UK LIBOR+6.00% cash due 1/29/2028	6.04%		£3,501	4,613	4,728	(6)(11)
				4,613	4,728
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Refac Optical Group		Specialty Stores
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				$1	$—	(15)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(15)
1,000 Series A-1 Preferred Stock in Refac Holdings, Inc., 10%				999	—	(15)
				1,305	—
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.11%		$3,542	3,515	3,543	(6)
				3,515	3,543
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	4.36%		9,775	9,165	9,755	(6)(15)
				9,165	9,755
RS Ivy Holdco, Inc.		Oil & Gas Exploration & Production
First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%		2,494	2,335	2,503	(6)(15)
				2,335	2,503
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		1,828	1,709	1,833	(6)
				1,709	1,833
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%		8,318	7,892	8,211	(6)(15)
				7,892	8,211
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			9,329	7,560	8,014	(15)
				7,560	8,014
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(15)
				367	—
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		10,670	9,994	10,711	(6)
				9,994	10,711
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.61%		7,550	6,642	6,984	(6)
				6,642	6,984
Sorrento Therapeutics, Inc.		Biotechnology
125,000 Common Stock Units				315	662	(11)
				315	662
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,798	5,370	5,759	(6)
				5,370	5,759
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Delayed Draw Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€12,401	14,121	14,228	(6)(11)(15)(19)
				14,121	14,228
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$32,381	31,314	31,766	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		10,888	10,529	10,681	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/13/2022	7.00%		2,962	2,815	2,842	(6)(15)(19)
				44,658	45,289

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.95%		$11,620	$10,329	$11,163	(6)
				10,329	11,163
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,462	12,133	(6)(15)
				12,462	12,133
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		9,448	9,307	9,452	(6)
				9,307	9,452
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		18,603	18,046	18,268	(6)(15)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(31)	(32)	(6)(15)(19)
				18,015	18,236
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2024	10.50%		29,663	29,297	29,371	(6)(15)
668,879 Common Units of TerSera Holdings LLC				2,192	3,487	(15)
				31,489	32,858
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+6.25% cash due 12/4/2026	7.25%		6,667	6,633	6,633	(6)(15)
First Lien Revolver, LIBOR+6.25% cash due 12/4/2026	7.25%		542	538	538	(6)(15)(19)
				7,171	7,171
Thrasio, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		22,889	22,036	22,660	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/18/2026			—	(176)	(151)	(6)(15)(19)
8,434 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				101	103	(15)
284,650.32 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				2,409	3,478	(15)
15,468 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				15,252	15,754	(15)(19)
				39,622	41,844
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.36%		16,788	16,678	17,009	(6)
				16,678	17,009
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	525	(15)
				60	525
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.86%		6,895	6,792	6,843	(6)(15)
				6,792	6,843
Velocity Commercial Capital, LLC		Thrifts & Mortgage Finance
First Lien Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		11,481	10,958	11,137	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		1,383	1,249	1,244	(6)(15)(19)
				12,207	12,381
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		5,970	5,583	5,989	(6)
				5,583	5,989
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.61%		11,770	11,027	11,787	(6)
Fixed Rate Bond, 9.75% cash due 8/15/2026			7,000	7,019	7,519
				18,046	19,306

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				$675	$440	(15)
7,500 Class A Common Stock Units				75	—	(15)
				750	440
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		$41,460	39,870	44,051	(6)(15)
				39,870	44,051
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		1,862	1,844	1,843	(6)(15)
139 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027			—	—	—	(15)
				1,844	1,843
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		31,760	30,396	31,819	(6)
18,032 Shares of Common Stock in Windstream Holdings II, LLC				216	265	(15)
109,420 Warrants in Windstream Holdings II, LLC				1,842	1,606	(15)
				32,454	33,690
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		4,390	3,975	4,282	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		16,000	15,731	14,240	(6)(15)
				19,706	18,522
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		14,188	13,893	13,979	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(547)	(387)	(6)(15)(19)
				13,346	13,592
xMatters, Inc.		Application Software
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	336	(15)
				709	336
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.00%		6,528	6,139	6,476	(6)
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.25%		23,807	23,741	22,997	(6)(15)
				29,880	29,473
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.55%		£18,000	23,751	24,384	(6)(11)
				23,751	24,384
Total Non-Control/Non-Affiliate Investments (160.0% of net assets)				$2,011,349	$2,046,401
Total Portfolio Investments (182.0% of net assets)				$2,311,058	$2,327,353
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$15,183	$15,183
Other cash accounts				28,546	28,546
Total Cash and Cash Equivalents and Restricted Cash (3.4% of net assets)				$43,729	$43,729
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (185.4% of net assets)				$2,354,787	$2,371,082

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$46,001	£33,281	5/13/2021	JPMorgan Chase Bank, N.A.	$77
Foreign currency forward contract	$46,151	€38,165	5/13/2021	JPMorgan Chase Bank, N.A.	1,256
					$1,333

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2021
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
(5)Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.11%, the 60-day LIBOR at 0.14%, the 90-day LIBOR at 0.20%, the 180-day LIBOR at 0.20%, the 360-day LIBOR at 0.28%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.05%, the 180-day UK LIBOR at 0.04%, the 30-day EURIBOR at (0.58)%, the 90-day EURIBOR at (0.55)% and the 180-day EURIBOR at (0.54)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2021 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2021, qualifying assets represented 76.0% of the Company's total assets and non-qualifying assets represented 24.0% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of March 31, 2021, the accumulated PIK interest balance for each of the A notes and the B notes was $5.6 million. The fair value of this investment is inclusive of PIK.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)As of March 31, 2021, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(5)Each of the Company's investments is pledged as collateral under the Syndicated Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).
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
The Company is externally managed by Oaktree Fund Advisors, LLC ("Oaktree"), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree (the "Investment Advisory Agreement"). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC ("Oaktree Administrator"), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the "Administration Agreement"). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
On March 19, 2021, the Company completed its previously announced acquisition of Oaktree Strategic Income Corporation (“OCSI”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 28, 2020, by and among OCSI, the Company, Lion Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OCSI, with OCSI as the surviving corporation (the “Merger”), and, immediately following the Merger, OCSI was then merged with and into the Company, with the Company as the surviving company (together with the Merger, the “Mergers”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of OCSI’s common stock was converted into the right to receive 1.3371 shares of the Company’s common stock (with OCSI’s stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Mergers, the Company issued an aggregate of 39,400,011 shares of its common stock to former OCSI stockholders. For further information, see Note 15 “Merger with OCSI.”

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
The fair value of the Company's investments as of March 31, 2021 and September 30, 2020 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset, net," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions,"

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

"accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing ("ASC 860"). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Statements of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
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
As of March 31, 2021, included in restricted cash was $3.9 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility (as defined in Note 6. Borrowings) and Deutsche Bank Facility (as defined in Note 6. Borrowings). Of the $3.9 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.4 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of March 31, 2021, the remaining $1.5 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility.
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
Note 3. Portfolio Investments
As of March 31, 2021, 182.0% of net assets at fair value, or $2.3 billion, was invested in 137 portfolio companies, including (i) $130.4 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $54.6 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of March 31, 2021, 3.4% of net assets at fair value, or $43.7 million, was invested in cash and cash equivalents (including $3.9 million of restricted cash). In comparison, as of September 30, 2020, 172.0% of net assets at fair value, or $1.6 billion, was invested in 113 portfolio investments, including $117.4 million in subordinated notes and LLC equity interests of SLF JV I, and 4.3% of net assets at fair value, or $39.1 million, was invested in cash and cash equivalents. As of March 31, 2021, 86.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.6% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2020, 84.1% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.3% consisted of subordinated debt investments, including the debt investment in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2021, the Company recorded net realized gains of $5.9 million and $14.1 million, respectively. During the three and six months ended March 31, 2020, the Company recorded net realized losses of $26.5 million and $23.2 million, respectively. During the three and six months ended March 31, 2021, the Company recorded net unrealized appreciation of $65.1 million and $112.7 million, respectively. During the three and six months ended March 31, 2020, the Company recorded net unrealized depreciation of $163.5 million and $160.7 million, respectively.
The composition of the Company's investments as of March 31, 2021 and September 30, 2020 at cost and fair value was as follows:

	March 31, 2021		September 30, 2020
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,994,448	$2,039,407	$1,422,487	$1,388,605
Investments in equity securities	120,034	102,918	101,111	67,806
Debt investments in the JVs	147,254	150,864	96,250	96,250
Equity investments in the JVs	49,322	34,164	49,322	21,190
Total	$2,311,058	$2,327,353	$1,669,170	$1,573,851

The following table presents the composition of the Company's debt investments as of March 31, 2021 and September 30, 2020 at fixed rates and floating rates:

	March 31, 2021		September 30, 2020
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,009,651	91.75%	$1,311,509	88.33%
Fixed rate debt securities	180,620	8.25	173,346	11.67
Total	$2,190,271	100.00%	$1,484,855	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of March 31, 2021 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$422,625	$1,590,290	$—	$2,012,915
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	19,402	157,954	—	177,356
Investments in equity securities (preferred)	—	—	51,796	—	51,796
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	662	—	50,339	34,285	85,286
Total investments at fair value	662	442,027	1,850,379	34,285	2,327,353
Cash equivalents	15,183	—	—	—	15,183
Derivative assets	—	1,333	—	—	1,333
Total assets at fair value	$15,845	$443,360	$1,850,379	$34,285	$2,343,869
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2020 to March 31, 2021 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2020	$1,078,416	$114,172	$29,731	$35,472	$1,257,791
Purchases (a)	560,749	46,286	19,958	2,377	629,370
Sales and repayments	(85,977)	(6,309)	—	(1,053)	(93,339)
Capitalized PIK interest income	3,875	—	—	—	3,875
Accretion of OID	3,044	39	—	—	3,083
Net unrealized appreciation (depreciation)	30,133	2,660	2,107	12,935	47,835
Net realized gains (losses)	50	1,106	—	608	1,764
Fair value as of March 31, 2021	$1,590,290	$157,954	$51,796	$50,339	$1,850,379
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2021	$27,554	$3,172	$2,107	$15,956	$48,789
__________
(a) Includes the level 3 investments acquired in connection with the Mergers during the three months ended March 31, 2021.

The following table provides a roll-forward in the changes in fair value from December 31, 2019 to March 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2019	$697,632	$108,348	$38,909	$44,645	$889,534
Purchases	142,790	106	—	—	142,896
Sales and repayments	(81,656)	(117)	—	(6,535)	(88,308)
Transfers in (a)(b)	34,522	1,405	—	18,625	54,552
Transfers out (a)(b)	(18,625)	—	—	—	(18,625)
Capitalized PIK interest income	1,841	—	—	—	1,841
Accretion of OID	2,139	313	—	—	2,452
Net unrealized appreciation (depreciation)	(29,696)	9,393	(7,242)	(16,160)	(43,705)
Net realized gains (losses)	(28,837)	(14,281)	(300)	4,575	(38,843)
Fair value as of March 31, 2020	$720,110	$105,167	$31,367	$45,150	$901,794
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2020	$(60,406)	$(4,888)	$(7,542)	$(14,708)	$(87,544)
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2020 to March 31, 2021 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2020	$904,237	$126,152	$29,959	$35,080	$1,095,428
Purchases (a)	769,926	46,286	19,958	2,377	838,547
Sales and repayments	(154,872)	(41,214)	(31)	(6,200)	(202,317)
Transfers in (b)(c)	18,458	—	—	437	18,895
Capitalized PIK interest income	6,748	—	—	—	6,748
Accretion of OID	4,423	1,031	—	—	5,454
Net unrealized appreciation (depreciation)	42,884	17,308	1,879	15,402	77,473
Net realized gains (losses)	(1,514)	8,391	31	3,243	10,151
Fair value as of March 31, 2021	$1,590,290	$157,954	$51,796	$50,339	$1,850,379
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2021	$44,253	$3,398	$1,879	$16,556	$66,086
__________
(a) Includes the level 3 investments acquired in connection with the Mergers during the six months ended March 31, 2021.
(b) There were transfers into Level 3 from Level 2 for certain investments during the six months ended March 31, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There was a transfer into Level 3 from Level 2 as a result of an investment restructuring in which Level 2 senior secured debt was exchanged for Level 3 senior secured debt and common equity.

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to March 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227
Purchases	239,185	1,065	—	1,328	241,578
Sales and repayments	(154,948)	(3,863)	(1,388)	(6,574)	(166,773)
Transfers in (a)(b)	67,939	5,113	—	18,625	91,677
Transfers out (a)(b)	(33,625)	—	—	—	(33,625)
Capitalized PIK interest income	2,960	—	—	—	2,960
Accretion of OID	3,565	617	—	—	4,182
Net unrealized appreciation (depreciation)	(29,397)	6,268	(8,318)	(13,850)	(45,297)
Net realized gains (losses)	(28,903)	(14,342)	495	4,615	(38,135)
Fair value as of March 31, 2020	$720,110	$105,167	$31,367	$45,150	$901,794
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2020	$(58,203)	$(5,123)	$(7,716)	$(12,397)	$(83,439)
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of March 31, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$952,550	Market Yield	Market Yield	(b)	7.0%	-	28.0%	11.2%
	38,672	Enterprise Value	EBITDA Multiple	(c)	3.2x	-	10.5x	4.6x
	7,500	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	125,544	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	466,024	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	7,090	Market Yield	Market Yield	(b)	3.4%	-	16.0%	12.5%
Debt Investments in the JVs	150,864	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	23,580	Enterprise Value	Revenue Multiple	(c)	0.9x	-	6.1x	2.8x
	75,004	Enterprise Value	EBITDA Multiple	(c)	3.2x	-	17.0x	9.2x
	482	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	3,069	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$1,850,379
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
(f)The Company determined the value of its subordinated notes of the JVs based on the total assets less the total liabilities senior to the subordinated notes held at the JVs in an amount not exceeding par under the EV technique.
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2021 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$575,025	$575,025	$—	$—	$575,025
Citibank Facility payable	124,057	124,057	—	—	124,057
Deutsche Bank Facility payable	115,700	115,700	—	—	115,700
Unsecured notes payable (net of unamortized financing costs and unaccreted discount)	295,115	309,831	—	309,831	—
Total	$1,109,897	$1,124,613	$—	$309,831	$814,782

The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$414,825	$414,825	$—	$—	$414,825
Unsecured notes payable (net of unamortized financing costs and unaccreted discount)	294,490	301,431	—	301,431	—
Total	$709,315	$716,256	$—	$301,431	$414,825

The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. As of March 31, 2021 and September 30, 2020, unsecured notes payable consisted of the 3.500% unsecured notes due 2025 ("2025 Notes"). The Company used market quotes as of the valuation date to estimate the fair value of the 2025 Notes, which are included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,968,865	85.20%	$1,345,012	80.58%
Debt investments in the JVs	147,254	6.37%	96,250	5.77%
Common equity and warrants	60,526	2.62%	61,561	3.69%
Preferred equity	59,508	2.57%	39,550	2.37%
LLC equity interests of the JVs	49,322	2.13%	49,322	2.95%
Subordinated debt	25,583	1.11%	77,475	4.64%
Total	$2,311,058	100.00%	$1,669,170	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,012,915	86.48%	157.40%	$1,323,043	84.06%	144.61%
Debt investments in the JVs	150,864	6.48%	11.80%	96,250	6.12%	10.52%
Preferred equity	51,796	2.23%	4.05%	29,959	1.90%	3.27%
Common equity and warrants	51,122	2.20%	4.00%	37,847	2.40%	4.14%
LLC equity interests of the JVs	34,164	1.47%	2.67%	21,190	1.35%	2.32%
Subordinated debt	26,492	1.14%	2.07%	65,562	4.17%	7.17%
Total	$2,327,353	100.00%	181.99%	$1,573,851	100.00%	172.03%

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

	March 31, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Northeast	$674,540	29.19%	$495,440	29.69%
West	447,028	19.34%	330,468	19.80%
Midwest	355,404	15.38%	285,674	17.11%
International	269,055	11.64%	210,963	12.64%
Southeast	222,514	9.63%	171,330	10.26%
Southwest	221,411	9.58%	67,867	4.07%
South	78,117	3.38%	72,150	4.32%
Northwest	42,989	1.86%	35,278	2.11%
Total	$2,311,058	100.00%	$1,669,170	100.00%

	March 31, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$663,170	28.51%	51.86%	$446,499	28.38%	48.81%
West	457,827	19.67%	35.80%	325,708	20.69%	35.60%
Midwest	356,842	15.33%	27.90%	252,482	16.04%	27.60%
International	277,974	11.94%	21.74%	213,741	13.58%	23.36%
Southeast	227,385	9.77%	17.78%	165,516	10.52%	18.09%
Southwest	224,842	9.66%	17.58%	65,647	4.17%	7.18%
South	75,735	3.25%	5.92%	70,551	4.48%	7.71%
Northwest	43,578	1.87%	3.41%	33,707	2.14%	3.68%
Total	$2,327,353	100.00%	181.99%	$1,573,851	100.00%	172.03%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Application Software	$282,798	12.20%	$162,536	9.71%
Multi-Sector Holdings (1)	196,576	8.51	148,116	8.87
Data Processing & Outsourced Services	170,684	7.39	109,744	6.57
Pharmaceuticals	116,862	5.06	99,471	5.96
Biotechnology	107,871	4.67	89,447	5.36
Specialized Finance	101,960	4.41	51,909	3.11
Industrial Machinery	91,554	3.96	15,081	0.90
Health Care Services	81,747	3.54	71,139	4.26
Personal Products	68,402	2.96	50,091	3.00
Movies & Entertainment	65,789	2.85	44,691	2.68
Aerospace & Defense	61,262	2.65	27,964	1.68
Construction & Engineering	59,750	2.59	13,277	0.80
Integrated Telecommunication Services	54,727	2.37	44,583	2.67
Specialty Chemicals	47,802	2.07	44,786	2.68
Internet Services & Infrastructure	46,430	2.01	28,631	1.72
Electrical Components & Equipment	44,054	1.91	20,934	1.25
Fertilizers & Agricultural Chemicals	43,145	1.87	33,743	2.02
Diversified Support Services	42,739	1.85	18,797	1.13
Real Estate Services	40,543	1.75	39,023	2.34
Oil & Gas Storage & Transportation	36,194	1.57	26,615	1.59
Oil & Gas Refining & Marketing	36,086	1.56	31,132	1.87
Real Estate Operating Companies	35,191	1.52	—	—
Advertising	35,043	1.52	13,611	0.82
Health Care Technology	31,905	1.38	21,499	1.29
Health Care Supplies	29,192	1.26	21,660	1.30
Property & Casualty Insurance	27,989	1.21	47,995	2.88
Insurance Brokers	25,046	1.08	17,546	1.05
Independent Power Producers & Energy Traders	23,948	1.04	21,462	1.29
Managed Health Care	22,719	0.98	27,479	1.65
Leisure Facilities	22,704	0.98	1,887	0.11
Airport Services	22,304	0.97	22,376	1.34
Commercial Printing	21,131	0.91	7,868	0.47
Internet & Direct Marketing Retail	20,226	0.88	14,802	0.89
Airlines	17,504	0.76	10,535	0.63
Other Diversified Financial Services	14,234	0.62	113	0.01
Thrifts & Mortgage Finance	12,959	0.56	938	0.06
Health Care Distributors	12,778	0.55	12,810	0.77
Restaurants	12,631	0.55	10,248	0.61
Auto Parts & Equipment	12,462	0.54	33,649	2.02
Apparel, Accessories & Luxury Goods	11,383	0.49	13,734	0.82
Electronic Components	10,074	0.44	25,600	1.53
IT Consulting & Other Services	10,042	0.43	14,919	0.89
Distributors	8,242	0.36	—	—
Trading Companies & Distributors	7,561	0.33	10,228	0.61
Education Services	7,366	0.32	22,926	1.37
Research & Consulting Services	7,354	0.32	24,837	1.49
Leisure Products	7,171	0.31	—	—
Food Retail	6,857	0.30	6,851	0.41
Systems Software	6,647	0.29	20,694	1.24
Alternative Carriers	6,554	0.28	—	—
Automotive Retail	5,967	0.26	—	—
Food Distributors	4,613	0.20	—	—
Diversified Banks	3,515	0.15	—	—
Oil & Gas Exploration & Production	2,335	0.10	—	—
Construction Materials	2,194	0.09	2,150	0.13
Housewares & Specialties	1,844	0.08	—	—
Metal & Glass Containers	1,709	0.07	11,273	0.68
Diversified Real Estate Activities	1,384	0.06	15,288	0.92
Specialty Stores	1,305	0.06	1,305	0.08
General Merchandise Stores	—	—	19,220	1.15
Hotels, Resorts & Cruise Lines	—	—	15,378	0.92
Oil & Gas Equipment & Services	—	—	3,313	0.20
Health Care Facilities	—	—	3,133	0.19
Specialized REITs	—	—	133	0.01
Total	$2,311,058	100.00%	$1,669,170	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$288,979	12.44%	22.59%	$160,591	10.21%	17.57%
Multi-Sector Holdings (1)	185,028	7.95	14.47	121,751	7.74	13.31
Data Processing & Outsourced Services	165,504	7.11	12.94	99,589	6.33	10.89
Pharmaceuticals	121,613	5.23	9.51	103,092	6.55	11.27
Biotechnology	111,450	4.79	8.72	96,624	6.14	10.56
Specialized Finance	104,754	4.50	8.19	48,425	3.08	5.29
Industrial Machinery	89,803	3.86	7.02	11,643	0.74	1.27
Health Care Services	81,755	3.51	6.39	59,925	3.81	6.55
Personal Products	70,085	3.01	5.48	51,024	3.24	5.58
Movies & Entertainment	69,835	3.00	5.46	43,592	2.77	4.76
Aerospace & Defense	61,582	2.65	4.82	24,521	1.56	2.68
Construction & Engineering	60,817	2.61	4.76	13,465	0.86	1.47
Integrated Telecommunication Services	55,821	2.40	4.37	41,091	2.61	4.49
Specialty Chemicals	47,755	2.05	3.73	39,008	2.48	4.26
Internet Services & Infrastructure	46,270	1.99	3.62	26,587	1.69	2.91
Electrical Components & Equipment	44,550	1.91	3.48	20,465	1.30	2.24
Diversified Support Services	43,957	1.89	3.44	17,689	1.12	1.93
Fertilizers & Agricultural Chemicals	43,774	1.88	3.42	33,719	2.14	3.69
Real Estate Services	41,228	1.77	3.22	37,723	2.40	4.12
Advertising	41,142	1.77	3.22	13,440	0.85	1.47
Oil & Gas Refining & Marketing	36,233	1.56	2.83	29,826	1.90	3.26
Real Estate Operating Companies	35,717	1.53	2.79	—	—	—
Oil & Gas Storage & Transportation	33,827	1.45	2.65	25,749	1.64	2.81
Health Care Technology	33,160	1.42	2.59	22,058	1.40	2.41
Health Care Supplies	29,928	1.29	2.34	21,634	1.37	2.36
Property & Casualty Insurance	28,359	1.22	2.22	46,737	2.97	5.11
Insurance Brokers	27,460	1.18	2.15	18,083	1.15	1.98
Independent Power Producers & Energy Traders	24,050	1.03	1.88	20,812	1.32	2.27
Managed Health Care	22,884	0.98	1.79	26,681	1.70	2.92
Internet & Direct Marketing Retail	22,030	0.95	1.72	15,307	0.97	1.67
Leisure Facilities	21,637	0.93	1.69	—	—	—
Commercial Printing	21,582	0.93	1.69	7,334	0.47	0.80
Airport Services	21,510	0.92	1.68	21,283	1.35	2.33
Airlines	19,562	0.84	1.53	13,132	0.83	1.44
Other Diversified Financial Services	14,228	0.61	1.11	—	—	—
Restaurants	13,016	0.56	1.02	7,886	0.50	0.86
Health Care Distributors	12,829	0.55	1.00	12,260	0.78	1.34
Thrifts & Mortgage Finance	12,502	0.54	0.98	353	0.02	0.04
Auto Parts & Equipment	12,133	0.52	0.95	31,382	1.99	3.43
Electronic Components	10,102	0.43	0.79	26,552	1.69	2.90
IT Consulting & Other Services	9,700	0.42	0.76	13,905	0.88	1.52
Distributors	8,833	0.38	0.69	—	—	—
Trading Companies & Distributors	8,101	0.35	0.63	10,069	0.64	1.10
Research & Consulting Services	7,503	0.32	0.59	24,212	1.54	2.65
Leisure Products	7,171	0.31	0.56	49	—	0.01
Alternative Carriers	7,011	0.30	0.55	—	—	—
Systems Software	6,847	0.29	0.54	20,481	1.30	2.24
Food Retail	6,841	0.29	0.53	6,998	0.44	0.76
Education Services	6,785	0.29	0.53	7,088	0.45	0.77
Automotive Retail	5,967	0.26	0.47	—	—	—
Apparel, Accessories & Luxury Goods	5,630	0.24	0.44	7,856	0.50	0.86
Food Distributors	4,728	0.20	0.37	—	—	—
Diversified Banks	3,543	0.15	0.28	—	—	—
Oil & Gas Exploration & Production	2,503	0.11	0.20	—	—	—
Construction Materials	2,377	0.10	0.19	2,073	0.13	0.23
Housewares & Specialties	1,843	0.08	0.14	—	—	—
Metal & Glass Containers	1,833	0.08	0.14	11,833	0.75	1.29
Diversified Real Estate Activities	1,686	0.07	0.13	16,846	1.07	1.84
General Merchandise Stores	—	—	—	17,877	1.14	1.95
Hotels, Resorts & Cruise Lines	—	—	—	17,081	1.09	1.87
Health Care Facilities	—	—	—	3,640	0.23	0.40
Oil & Gas Equipment & Services	—	—	—	2,588	0.16	0.28
Specialized REITs	—	—	—	222	0.01	0.02
Total	$2,327,353	100.00%	181.99%	$1,573,851	100.00%	172.03%
___________________

(1)This industry includes the Company's investments in the JVs and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2021 and September 30, 2020, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I are referred to as the SLF JV I Notes. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2021 and September 30, 2020, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $225.0 million and $250.0 million of borrowings (subject to borrowing base and other limitations) as of March 31, 2021 and September 30, 2020, respectively. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2021, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire June 28, 2021 and the maturity date for the SLF JV I Deutsche Bank Facility was June 29, 2026. As of March 31, 2021, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the SLF JV I Deutsche Bank Facility, $194.4 million and $167.9 million of borrowings were outstanding as of March 31, 2021 and September 30, 2020, respectively. On May 3, 2021, the SLF JV I Deutsche Bank Facility was amended to, among other things, (1) increase the size of the facility to $260.0 million, (2) extend the reinvestment period end date to May 3, 2023 (subject to early termination in certain circumstances) and the maturity date to May 3, 2028 (or, if earlier, five years after the end of the reinvestment period) and (3) increase the interest rate until the end of the revolving period to 3-month LIBOR plus 2.00% (increasing to 2.15% for the first year after the reinvestment period, 2.25% for the following year and 2.50% thereafter) with a 0.125% LIBOR floor.
As of March 31, 2021 and September 30, 2020, SLF JV I had total assets of $352.4 million and $313.5 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 55 and 56 portfolio companies as of March 31, 2021 and September 30, 2020, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of March 31, 2021, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $130.4 million in aggregate, at fair value. As of September 30, 2020, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.4 million in aggregate, at fair value.
As of each of March 31, 2021 and September 30, 2020, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of March 31, 2021 and September 30, 2020, the Company and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of March 31, 2021 and September 30, 2020, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded. On May 4, 2021, the Company and Kemper made new debt and equity commitments to SLF JV I in an aggregate amount of $40 million, of which $35.0 million is from the Company, and terminated the previously outstanding debt and equity commitments.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Senior secured loans (1)	$328,609	$307,579
Weighted average interest rate on senior secured loans (2)	5.54%	5.44%
Number of borrowers in SLF JV I	55	56
Largest exposure to a single borrower (1)	$9,879	$10,487
Total of five largest loan exposures to borrowers (1)	$46,932	$49,097
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of March 31, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.87%	Diversified Support Services	$9,158	$9,127	$9,097	(4)
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	6,583	6,426	6,456	(4)
ADB Companies, LLC	First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	1,333	1,301	1,307	(4)
Total ADB Companies, LLC				7,916	7,727	7,763
Keypath Education Holdings, LLC	927 shares of common stock		Advertising		1,391	1,757	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.61%	Electrical Components & Equipment	5,984	5,874	5,999	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.20%	Integrated Telecommunication Services	4,619	4,443	4,614
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,662	9,869
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,920	7,841	7,801	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,813	2,213	1,936	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,557	4,532	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	154	149	147	(4)(5)
Total Apptio, Inc.				4,769	4,706	4,679
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,435	6,303	6,079	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.11%	Data Processing & Outsourced Services	9,725	9,710	9,606
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	3.86%	Systems Software	6,681	6,608	6,661
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.11%	Oil & Gas Equipment & Services	7,292	7,270	6,832
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,970	3,791	3,975	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,147	7,076	7,171	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+3.50% cash due 12/11/2026	4.50%	Alternative Carriers	7,400	7,236	7,385
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.11%	IT Consulting & Other Services	4,987	4,813	4,831	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.95%	Biotechnology	5,910	5,866	5,880
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.11%	Internet Services & Infrastructure	7,920	7,900	7,916
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.36%	Distributors	938	902	941	(4)
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Coal & Consumable Fuels	6,000	5,940	6,015
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,444	7,369	7,462
GI Chill Acquisition LLC	First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.20%	Managed Health Care	3,740	3,759	3,743	(4)
GI Chill Acquisition LLC	Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.70%	Managed Health Care	3,750	3,667	3,666	(4)
Total GI Chill Acquisition LLC				7,490	7,426	7,409

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Gigamon, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 12/27/2024	4.50%	Systems Software	$7,742	$7,700	$7,761
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	2,226	2,184	2,222
Grab Holdings Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%	Interactive Media & Services	3,000	2,913	3,064
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,545	3,635
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	1,943	1,765	1,971
Total Intelsat Jackson Holdings S.A.				5,511	5,310	5,606
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.20%	Real Estate Services	7,481	7,407	7,406	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.85%	Application Software	7,980	7,843	7,969	(4)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.61%	Electronic Components	7,481	7,352	7,382
Maravai Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+4.25% cash due 10/19/2027	5.25%	Biotechnology	6,856	6,788	6,899	(4)
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,581	4,522	4,343	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(6)	(25)	(4)(5)
Total Mindbody, Inc.				4,581	4,516	4,318
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,854	3,819	3,854	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(6)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	17	14	17	(4)(5)
Total MRI Software LLC				3,871	3,827	3,871
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.11%	Health Care Technology	5,940	5,910	5,959
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	6,790	6,771	6,722
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,900	5,884	5,889
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.11%	Application Software	7,859	7,824	7,845	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	—	—	(4)(5)
Total OEConnection LLC				7,859	7,824	7,845
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	6,354	6,262	6,354	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(8)	(4)	(4)(5)
Total Olaplex, Inc.				6,354	6,254	6,350
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	5,000	4,811	5,000	(4)
PaySimple, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.61%	Data Processing & Outsourced Services	7,481	7,444	7,462	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	4,503	4,435	4,509	(4)
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	6,983	6,878	7,009	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,742	2,714	2,749	(4)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	2,080	2,072	2,053	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	8,332	8,318	7,499
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	138	138	124
Total SHO Holding I Corporation				8,470	8,456	7,623
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,700	9,647	9,738	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.61%	Diversified Support Services	$4,719	$4,648	$4,365	(4)
Sorenson Communications, LLC	First Lien Term Loan, PRIME+4.25% cash due 3/17/2026	7.50%	Communications Equipment	3,004	2,974	3,012
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	3,700	3,526	3,675	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.95%	Application Software	4,864	4,583	4,672	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,936	4,920	4,897
Trench Plate Rental, Co.	First Lien Term Loan, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	3,961	3,901	3,901
Trench Plate Rental, Co.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(11)	(11)	(5)
Trench Plate Rental, Co.	First Lien Revolver, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(9)	(9)	(5)
Total Trench Plate Rental, Co.				3,961	3,881	3,881
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%	Application Software	6,467	6,352	6,488	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.61%	Health Care Technology	4,090	4,060	4,096	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,940	7,646	7,955	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,960	5,340	(4)
Total Portfolio Investments				$328,609	$331,878	$331,148
__________
(1) Represents the interest rate as of March 31, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of March 31, 2021, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.11%, the 60-day LIBOR at 0.14%, the 90-day LIBOR at 0.20%, the 180-day LIBOR at 0.20%, the 360-day LIBOR at 0.28% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of March 31, 2021.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of March 31, 2021. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%	Diversified Support Services	$9,206	$9,170	$9,029
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,373	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	6,038	5,914	5,781	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,051	2,981	3,311	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.15%	Integrated Telecommunication Services	4,643	4,450	4,527
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,623	9,566
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	7,960	7,880	6,846	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,828	2,282	1,248	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,550	4,526	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(5)	(8)	(4)(5)
Total Apptio, Inc.				4,615	4,545	4,518
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,468	6,324	6,015	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.15%	Data Processing & Outsourced Services	9,775	9,758	9,251
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%	Systems Software	7,532	7,448	7,331	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	7,331	7,306	5,600
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,990	3,792	3,960
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,184	7,112	6,842	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	3.76%	Advertising	331	290	302
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,437	7,262	7,228
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	5,940	5,895	5,895
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%	Internet Services & Infrastructure	7,960	7,940	7,879
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%	Distributors	943	902	924
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,481	7,406	7,461
Frontier Communications Corporation	First Lien Term Loan, PRIME+2.75% cash due 6/15/2024	6.00%	Integrated Telecommunication Services	3,939	3,901	3,887
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,781	7,734	7,684
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	2,231	2,187	2,185
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	6,000	5,979	5,790	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	$3,970	$3,930	$3,923
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,541	3,598
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	971	801	1,011	(5)
Total Intelsat Jackson Holdings S.A.				4,539	4,342	4,609
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	5,322	5,308	5,302
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%	Application Software	5,000	4,876	4,842
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,546	4,481	4,192	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(7)	(38)	(4)(5)
Total Mindbody, Inc.				4,546	4,474	4,154
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,830	3,795	3,737	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	(4)	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(8)	(4)(5)
Total MRI Software LLC				3,830	3,791	3,725
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	5,970	5,940	5,849
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	1,006	1,006	786	(4)
New IPT, Inc.	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	—	(4)
Total New IPT, Inc.				1,006	1,006	786
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	6,825	6,803	6,518
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	2,400	2,314	2,403
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,931	5,909	5,827
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	7,455	7,418	7,371
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(2)	(5)	(5)
Total OEConnection LLC				7,455	7,416	7,366
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	4,938	4,851	4,938	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	270	261	270	(4)(5)
Total Olaplex, Inc.				5,208	5,112	5,208
PetVet Care Centers, LLC	First Lien Term Loan, LIBOR+4.25% cash due 2/14/2025	5.25%	Specialized Consumer Services	2,743	2,736	2,747
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	5,985	5,899	5,875
Recorded Books, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 8/31/2025	4.75%	Publishing	6,000	5,940	5,940
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,828	2,800	2,791
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	2,111	2,099	1,963	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	8,396	8,380	5,898
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,750	9,690	9,409
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%	Diversified Support Services	4,781	4,709	3,992

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	$3,718	$3,532	$3,551
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	7,940	7,900	7,911
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	4,888	4,575	4,407	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,962	4,943	4,691	(4)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	2,997	2,959	2,980
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	2,856	2,816	2,814
Veritas US Inc.	First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%	Application Software	6,500	6,371	6,375
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	4,112	4,080	4,084	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	10,487	10,495	10,291
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,980	7,662	7,744	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,956	4,680	(4)
Total Portfolio Investments				$307,579	$311,428	$298,771
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

Both the cost and fair value of the Company's debt investment in SLF JV I were $96.3 million as of each of March 31, 2021 and September 30, 2020. The Company earned interest income of $1.7 million and $3.5 million on its debt investment in the SLF JV I for the three and six months ended March 31, 2021, respectively. The Company earned interest income of $2.1 million and $4.3 million on its debt investment in the SLF JV I for the three and six months ended March 31, 2020, respectively. As of March 31, 2021, the Company's debt investment in SLF JV I bore interest at a rate of one-month LIBOR plus 7.0% per annum and matured on December 29, 2028. On May 4, 2021, the Company and Kemper modified the terms of the SLF JV I Notes to provide for a LIBOR floor of 1.00%.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $34.2 million, respectively, as of March 31, 2021 and $49.3 million and $21.2 million, respectively, as of September 30, 2020. The Company did not earn dividend income for the three and six months ended March 31, 2021 and 2020, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of March 31, 2021 and September 30, 2020 and for the three and six months ended March 31, 2021 and 2020:

	March 31, 2021	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2021: $331,878; cost September 30, 2020: $311,428)	$331,148	$298,771
Cash and cash equivalents	11,730	5,389
Restricted cash	4,434	4,211
Other assets	5,111	5,093
Total assets	$352,423	$313,464

Senior credit facility payable	$194,410	$167,910
Debt securities payable at fair value (proceeds March 31, 2021: $110,000; proceeds September 30, 2020: $110,000)	110,000	110,000
Other liabilities	8,953	11,336
Total liabilities	$313,363	$289,246
Members' equity	39,060	24,218
Total liabilities and members' equity	$352,423	$313,464

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Selected Statements of Operations Information:
Interest income	$4,813	$5,546	$9,288	$10,939
Other income	473	291	527	297
Total investment income	5,286	5,837	9,815	11,236
Interest expense	3,182	4,493	6,763	9,134
Other expenses	75	64	137	131
Total expenses (1)	3,257	4,557	6,900	9,265
Net unrealized appreciation (depreciation)	3,441	(37,491)	11,927	(34,550)
Net realized gains (losses)	145	(615)	1	(1,767)
Net income (loss)	$5,615	$(36,826)	$14,843	$(34,346)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

For the three months ended March 31, 2021, SLF JV I's interest expense included $1.2 million related to the SLF JV I Deutsche Bank Facility and $2.0 million related to the SLF JV I Notes, of which $1.7 million was payable to the Company and $0.3 million was payable to Kemper. For the six months ended March 31, 2021, SLF JV I's interest expense included $2.8 million related to the SLF JV I Deutsche Bank Facility and $4.0 million related to the SLF JV I Notes, of which $3.5 million was payable to the Company and $0.5 million was payable to Kemper.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The debt securities are valued based on the total assets less the total liabilities senior to the SLF JV I Notes in an amount not exceeding par under the EV technique.
During the three and six months ended March 31, 2021, the Company sold $35.0 million of senior secured debt investments to SLF JV I at fair value for $34.5 million cash consideration. During the six months ended March 31, 2020, the Company did not sell any debt investments to SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Glick JV
On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to the LLC agreement of Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the Glick JV, the Company does not consolidate the Glick JV. The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of March 31, 2021, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 36 portfolio companies as of March 31, 2021. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of March 31, 2021, had a reinvestment period end date and maturity date of September 30, 2021 and March 31, 2025, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of March 31, 2021, bore interest at a rate equal to 3-month LIBOR plus 2.65% per annum with a 0.25% LIBOR floor. Under the Glick JV Deutsche Bank Facility, $73.4 million of borrowings were outstanding as of March 31, 2021. On May 3, 2021, the Glick JV Deutsche Bank Facility was amended to, among other things, (1) extend the reinvestment period end date to May 3, 2023 (subject to early termination in certain circumstances) and the maturity date to May 3, 2028 (or, if earlier, five years after the end of the reinvestment period) and (2) reduce the interest rate until the end of the revolving period to 3-month LIBOR plus 2.25% (increasing to 2.40% for the first year after the end of the reinvestment period, 2.50% for the following year and 2.75% thereafter) with a 0.125% LIBOR floor.
As of March 31, 2021, the Glick JV had total assets of $137.3 million. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $54.6 million in the aggregate at fair value as of March 31, 2021. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of March 31, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of March 31, 2021, of which $73.5 million was from the Company. As of March 31, 2021, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded as of such date. As of March 31, 2021, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2021:

March 31, 2021
Senior secured loans (1)	$126,465
Weighted average current interest rate on senior secured loans (2)	5.84%
Number of borrowers in the Glick JV	36
Largest loan exposure to a single borrower (1)	$6,995
Total of five largest loan exposures to borrowers (1)	$30,221
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of March 31, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,292	$3,213	$3,228	(4)
ADB Companies, LLC	First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	666	651	654	(4)
Total ADB Companies, LLC				3,958	3,864	3,882
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.61%	Electrical Components & Equipment	2,648	2,599	2,655	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,995	6,837	6,988
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,970	2,940	2,925	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,676	1,312	1,153	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,056	3,054	3,048	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,713	3,637	3,507	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.11%	Oil & Gas Equipment & Services	4,861	4,847	4,554
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,113	1,062	1,114	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,574	3,538	3,585	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.95%	Biotechnology	4,925	4,888	4,900
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Coal & Consumable Fuels	4,000	3,960	4,010
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,481	2,456	2,488
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,813	2,729	2,812	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,253	3,235	3,200
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	797	724	808
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,300	2,950	2,618
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.61%	Electronic Components	1,379	1,124	1,361
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,904	4,857	4,777	(4)
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,625	1,611	1,625	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	7	6	7	(4)(5)
Total MRI Software LLC				1,632	1,616	1,632

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.11%	Health Care Technology	$3,960	$3,940	$3,972
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	5,335	5,320	5,282
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,777	5,744	5,766
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.11%	Application Software	3,930	3,912	3,922	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	—	1	(4)(5)
Total OEConnection LLC				3,930	3,912	3,923
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	3,547	3,494	3,547	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(5)	(3)	(4)(5)
Total Olaplex, Inc.				3,547	3,489	3,544
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	2,842	2,799	2,846	(4)
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	3,990	3,930	4,005	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,828	1,810	1,833	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,191	6,168	5,572
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	92
Total SHO Holding I Corporation				6,293	6,270	5,664
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,820	5,788	5,843	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.95%	Application Software	2,864	2,698	2,752	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,936	4,920	4,897
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,608	1,606	1,419
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.61%	Health Care Technology	1,725	1,712	1,727	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,962	4,779	4,972	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,980	2,670	(4)
Total Portfolio Investments				$126,465	$123,926	$123,132
__________
(1) Represents the interest rate as of March 31, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2021, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 0.11%, the 60-day LIBOR at 0.14%, the 90-day LIBOR at 0.20%, the 180-day LIBOR at 0.20% and the 360-day LIBOR at 0.28%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of March 31, 2021.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of March 31, 2021. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

The cost and fair value of the Company's aggregate investment in the Glick JV was $51.0 million and $54.6 million, respectively, as of March 31, 2021. For the period from March 19, 2021 to March 31, 2021, the Company's investment in the

Glick JV Notes was on cash accrual status and earned interest income of $0.1 million. The Company did not earn any dividend income for the period from March 19, 2021 to March 31, 2021 with respect to its investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the Glick JV as of March 31, 2021 and for the period from March 19, 2021 to March 31, 2021:

March 31, 2021
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2021: $123,926)	$123,132
Cash and cash equivalents	8,812
Restricted cash	1,134
Other assets	4,179
Total assets	$137,257

Senior credit facility payable	$73,382
Glick JV Notes payable at fair value (proceeds March 31, 2021: $71,795)	62,416
Other liabilities	1,459
Total liabilities	$137,257
Members' equity	—
Total liabilities and members' equity	$137,257

For the period from March 19, 2021 to March 31, 2021
Selected Statements of Operations Information:
Interest income	$304
Fee income	3
Total investment income	307
Interest expense	209
Other expenses	6
Total expenses (1)	215
Net unrealized appreciation (depreciation)	(124)
Realized gain (loss)	32
Net income (loss)	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the period from March 19, 2021 to March 31, 2021, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three and six months ended March 31, 2021, the Company recorded total fee income of $2.3 million and $5.6 million, respectively, of which $0.1 million and $0.2 million, respectively, was recurring in nature. For the three and six months ended March 31, 2020, the Company recorded total fee income of $2.1 million and $3.1 million, respectively, of which $0.2 million and $0.4 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2021 and 2020:

(Share amounts in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$88,117	$(165,467)	$153,661	$(151,624)
Weighted average common shares outstanding — basic and diluted	146,652	140,961	143,775	140,961
Earnings (loss) per common share — basic and diluted	$0.60	$(1.17)	$1.07	$(1.08)

Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2021:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2020	140,961	$1,409	$1,487,774	$(574,304)	$914,879
Net investment income	—	—	—	10,018	10,018
Net unrealized appreciation (depreciation)	—	—	—	47,556	47,556
Net realized gains (losses)	—	—	—	8,215	8,215
Provision for income tax (expense) benefit	—	—	—	(245)	(245)
Distributions to stockholders	—	—	—	(15,506)	(15,506)
Issuance of common stock under dividend reinvestment plan	94	1	527	—	528
Repurchases of common stock under dividend reinvestment plan	(94)	(1)	(527)	—	(528)
Balance as of December 31, 2020	140,961	$1,409	$1,487,774	$(524,266)	$964,917
Net investment income	—	—	—	18,114	18,114
Net unrealized appreciation (depreciation)	—	—	—	65,144	65,144
Net realized gains (losses)	—	—	—	5,856	5,856
Provision for income tax (expense) benefit	—	—	—	(997)	(997)
Distributions to stockholders	—	—	—	(16,915)	(16,915)
Issuance of common stock in connection with the Mergers	39,400	395	242,309	—	242,704
Issuance of common stock under dividend reinvestment plan	82	1	510	—	511
Repurchases of common stock under dividend reinvestment plan	(82)	(1)	(510)	—	(511)
Balance as of March 31, 2021	180,361	$1,804	$1,730,083	$(453,064)	$1,278,823

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the changes in net assets for the three and six months ended March 31, 2020:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	—	—	7,836	7,836
Net unrealized appreciation (depreciation)	—	—	—	2,879	2,879
Net realized gains (losses)	—	—	—	3,288	3,288
Provision for income tax (expense) benefit	—	—	—	(160)	(160)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	88	1	480	—	481
Repurchases of common stock under dividend reinvestment plan	(88)	(1)	(480)	—	(481)
Balance as of December 31, 2019	140,961	$1,409	$1,487,774	$(558,101)	$931,082
Net investment income	—	—	—	22,841	22,841
Net unrealized appreciation (depreciation)	—	—	—	(163,533)	(163,533)
Net realized gains (losses)	—	—	—	(26,480)	(26,480)
Provision for income tax (expense) benefit	—	—	—	1,705	1,705
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	158	2	504	—	506
Repurchases of common stock under dividend reinvestment plan	(158)	(2)	(504)	—	(506)
Balance at March 31, 2020	140,961	$1,409	$1,487,774	$(736,959)	$752,224

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964	$ 0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
Total for the six months ended March 31, 2021			$0.23	$ 31.4 million	175,666	$ 1.0 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
Total for the six months ended March 31, 2020			$0.19	$ 25.8 million	245,270	$ 1.0 million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Issuances
On March 19, 2021, in connection with the Mergers, the Company issued an aggregate of 39,400,011 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the six months ended March 31, 2021 and 2020.

Note 6. Borrowings
Syndicated Facility

On November 30, 2017, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Syndicated Facility”) pursuant to a Senior Secured Revolving Credit Agreement with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The Syndicated Facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the Syndicated Facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The Syndicated Facility further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.

On October 28, 2020, the Company entered into an incremental commitment and assumption agreement in connection with the Company’s exercise of $75 million of the accordion feature under the Syndicated Facility. On December 28, 2020, the Company entered into an incremental commitment agreement pursuant to which a lender under the Syndicated Facility increased its commitment amount under the Syndicated Facility by $25 million. As a result of such agreements, as of March 31, 2021, the size of the Syndicated Facility was $800 million (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility to up to the amount of the Company’s net worth (as defined in the Syndicated Facility) on the date of such increase).

As of March 31, 2021, (i) the period during which the Company may make drawings will expire on February 25, 2023 and the maturity date is February 25, 2024 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%); provided that the interest margin will increase to 2.75% and 1.75% for LIBOR loans and alternative base rate loans, respectively, if the Company’s stockholders’ equity is below $700 million, each depending on the Company’s senior debt coverage ratio.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of March 31, 2021, except for assets that were held by OCSI Senior Funding II LLC, OCSI Senior Funding Ltd. and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of March 31, 2021, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of March 31, 2021 and September 30, 2020, the Company had $575.0 million and $414.8 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $575.0 million and $414.8 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.229% and 3.806% for the six months ended March 31, 2021 and 2020, respectively. For the three and six months ended March 31, 2021, the Company recorded interest expense (inclusive of fees) of $3.3 million and $6.5 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $4.2 million and $8.2 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “Citibank Facility”) with OCSI Senior Funding II LLC, the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the Company, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian.
As of March 31, 2021, the Company is able to borrow up to $180 million under the Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2021, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of March 31, 2021, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of March 31, 2021, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II LLC and all of the Company’s equity interests in OCSI Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of March 31, 2021, the Company had $124.1 million outstanding under the Citibank Facility. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.191% for the period from March 19, 2021 to March 31, 2021. For the period from March 19, 2021 to March 31, 2021, the Company recorded interest expense (inclusive of fees) of $0.1 million related to the Citibank Facility.
Deutsche Bank Facility
On March 19, 2021, as a result of the consummation of the Mergers, the Company became party a loan financing and servicing agreement (as amended, the “Deutsche Bank Facility”) with OCSI Senior Funding Ltd., the Company’s wholly-owned, special purpose financing subsidiary, as borrower, the Company, as equityholder and as servicer, the lenders from time

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian.
As of March 31, 2021, (a) OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility until September 30, 2021 (the "revolving period") unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2022, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $160 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.65% through September 30, 2021, following which the interest rate will reset to three-month LIBOR plus 2.80% for the remaining term of the Deutsche Bank Facility, in each case with a 0.25% LIBOR floor. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of March 31, 2021, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
The Deutsche Bank Facility is secured by all of the assets held by OCSI Senior Funding Ltd. OCSI Senior Funding Ltd. has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including indirectly under the Deutsche Bank Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of March 31, 2021, the Company had $115.7 million outstanding under the Deutsche Bank Facility. For the period from March 19, 2021 to March 31, 2021, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 2.932%. For the period from March 19, 2021 to March 31, 2021, the Company recorded interest expense (inclusive of fees) of $0.1 million related to the Deutsche Bank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2021, the Company did not repurchase any of the 2025 Notes in the open market.
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
For the three and six months ended March 31, 2021, the Company recorded interest expense (inclusive of fees) of $2.9 million and $5.9 million, respectively, related to the 2025 Notes. For each of the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $1.1 million related to the 2025 Notes.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2021, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $295.1 million and $309.8 million, respectively. As of September 30, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.5 million and $301.4 million, respectively. The carrying value represents the aggregate principal amount outstanding less unamortized deferred financing costs and the unaccreted discount recorded upon the issuance of the 2025 Notes. As of March 31, 2021, the total unamortized deferred financing costs and the net unaccreted discount were $2.9 million and $2.0 million, respectively. As of September 30, 2020, the total unamortized deferred financing costs and the net unaccreted discount were $3.3 million and $2.2 million, respectively.
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
For the three and six months ended March 31, 2020, the Company recorded interest expense of $0.8 million and $1.9 million (inclusive of fees), respectively, related to the 2024 Notes. As of March 31, 2021 and September 30, 2020, there were no 2024 Notes outstanding.
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
For the three and six months ended March 31, 2020, the Company recorded interest expense of $1.1 million and $2.5 million (inclusive of fees), respectively, related to the 2028 Notes. As of March 31, 2021 and September 30, 2020, there were no 2028 Notes outstanding.
Secured Borrowings
As of March 31, 2021 and September 30, 2020, the Company did not have any secured borrowings outstanding. On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to a secured borrowing arrangement under which certain securities were sold and simultaneously repurchased at a premium. The amounts due under the secured borrowing arrangement were settled prior to March 31, 2021. For the period from March 19, 2021 to March 31, 2021, the Company recorded less than $0.1 million of interest expense in connection with secured borrowings. The Company's secured borrowings bore interest at a weighted average rate of 3.12% for the period from March 19, 2021 to March 31, 2021.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 7. Interest and Dividend Income

As of March 31, 2021, there were no investments on non-accrual status. As of September 30, 2020, there were two investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

	September 30, 2020
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,500,364	98.79%	$1,483,284	99.89%
PIK non-accrual (1)	12,661	0.83	—	—
Cash non-accrual (2)	5,712	0.38	1,571	0.11
Total	$1,518,737	100.00%	$1,484,855	100.00%
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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2021 and 2020.

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Net increase (decrease) in net assets resulting from operations	$88,117	$(165,467)	$153,661	$(151,624)
Net unrealized (appreciation) depreciation	(65,144)	163,533	(112,700)	160,654
Book/tax difference due to organizational costs	—	(21)	(22)	(43)
Book/tax difference due to interest income on certain loans	(469)	—	(339)	—
Book/tax difference due to capital losses utilized	(11,954)	23,958	(21,897)	19,981
Other book/tax differences	12,018	(8,002)	17,632	(2,858)
Taxable/Distributable Income (1)	$22,568	$14,001	$36,335	$26,110
 __________
(1) The Company's taxable income for the three and six months ended March 31, 2021 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2021. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of March 31, 2021, $0.3 million of the $0.8 million deferred tax assets would not more likely than not be realized in future periods. As of March 31, 2021, the Company recorded a net deferred tax asset of $0.5 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2021, the Company recognized a total provision for income tax expense of $1.0 million, which was comprised of (i) a current income tax expense of approximately $0.4 million, and (ii) a deferred income tax expense of approximately $0.6 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the six months ended March 31, 2021, the Company recognized a total provision for income tax expense of $1.2 million, which was comprised of (i) a current income tax expense of approximately $0.9 million, and (ii) a deferred income tax expense of approximately $0.3 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended March 31, 2021, the Company recorded an aggregate net realized gain of $5.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
LTI Holdings, Inc.	$2.6
L Squared Capital Partners LLC	2.0
BX Commercial Mortgage Trust 2020-VIVA	1.1
Other, net	0.2
Total, net	$5.9

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended March 31, 2020, the Company recorded an aggregate net realized loss of $26.5 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Cenegenics, LLC	$(29.2)
Dominion Diagnostics, LLC	(15.6)
YETI Holdings, Inc.	14.2
Lytx Holdings, LLC	5.2
Other, net	(1.1)
Total, net	$(26.5)
During the six months ended March 31, 2021, the Company recorded an aggregate net realized gain of $14.1 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
PLATO Learning Inc.	$7.8
L Squared Capital Partners LLC	3.4
LTI Holdings, Inc.	2.6
BX Commercial Mortgage Trust 2020-VIVA	2.3
ExamSoft Worldwide Inc.	0.9
California Pizza Kitchen Inc.	(1.8)
99 Cents Only Stores	(0.9)
Other, net	(0.2)
Total, net	$14.1
During the six months ended March 31, 2020, the Company recorded an aggregate net realized loss of $23.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Cenegenics, LLC	$(29.2)
Dominion Diagnostics, LLC	(15.6)
YETI Holdings, Inc.	17.6
Lytx Holdings, LLC	5.2
Other, net	(1.2)
Total, net	$(23.2)

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended March 31, 2021 and 2020, the Company recorded net unrealized appreciation (depreciation) of $65.1 million and $(163.5) million, respectively. For the three months ended March 31, 2021, this consisted of $46.9 million of net unrealized appreciation on debt investments, $23.3 million of net unrealized appreciation on equity investments and $3.5 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $8.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains). For the three months ended March 31, 2020, this consisted of $139.8 million of net unrealized depreciation on debt investments and $54.4 million of net unrealized depreciation on equity investments, partially offset by $28.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2021 and 2020, the Company recorded net unrealized appreciation (depreciation) of $112.7 million and $(160.7) million, respectively. For the six months ended March 31, 2021, this consisted of $73.7 million

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

of net unrealized appreciation on debt investments, $31.7 million of net unrealized appreciation on equity investments, $6.2 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.1 million of net unrealized appreciation of foreign currency forward contracts. For the six months ended March 31, 2020, this consisted of $134.0 million of net unrealized depreciation on debt investments and $50.0 million of net unrealized depreciation on equity investments, partially offset by $22.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.8 million of net unrealized appreciation of foreign currency forward contracts.
For the three and six months ended March 31, 2021, unrealized appreciation included $33.4 million that resulted solely from accounting adjustments related to the Mergers.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of March 31, 2021 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $24.6 million and $11.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The investment advisory agreement with Oaktree was amended and restated on March 19, 2021 in connection with the closing of the Mergers. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM. Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc., pursuant to an investment advisory agreement between the Company and the Former Adviser, which was terminated on October 17, 2017.
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
Base Management Fee

Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. Effective May 3, 2019, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the SEC with respect to debentures issued by a small business investment company subsidiary. In connection with the Mergers, the Company and Oaktree entered into an amended and restated investment advisory agreement, which among other items, waived an aggregate of $6 million of base management fees

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

otherwise payable to Oaktree in the two years following the closing of the Mergers on March 19, 2021 at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter).
For the three and six months ended March 31, 2021, the base management fee incurred under the Investment Advisory Agreement was $7.0 million (net of waiver) and $13.5 million (net of waiver), respectively. For the three and six months ended March 31, 2020, the base management fee incurred under the Investment Advisory Agreement was $5.3 million and $10.9 million, respectively.
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID debt, instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income.

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

For the three and six months ended March 31, 2021, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $4.4 million and $8.6 million, respectively. For the three and six months ended March 31, 2020, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.4 million and $6.4 million, respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the Mergers for the period from October 1, 2018 to the date of closing of the Mergers, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee.

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

For the three and six months ended March 31, 2021, $3.6 million and $13.1 million of accrued Part II incentive fees were expensed. As of March 31, 2021, the total accrued Part II incentive fee liability was $13.1 million. Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of March 31, 2021 under the Investment Advisory Agreement, the amount payable would have been $3.1 million.

To ensure compliance with Section 15(f) of the Investment Company Act, OCM entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which OCM waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the investment advisory agreement with the Former Advisor. The contractual amount of fees permanently waived at the end of the two-year period was $3.9 million. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” As of September 30, 2019, the Company had accrued cumulative fee waivers of $9.1 million. During the three months ended December 31, 2019, the Company reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period has ended.

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
(1)Amounts may not sum due to rounding.
From October 1, 2018 to March 31, 2021, the Company paid $0.8 million of capital gains incentive fees (net of waivers) cumulatively under the Investment Advisory Agreement.
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
For the three months ended March 31, 2021 and 2020, the Company accrued administrative expenses of $0.3 million and $0.5 million, respectively, including less than $0.1 million and $0.1 million of general and administrative expenses,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

respectively. For the six months ended March 31, 2021 and 2020, the Company accrued administrative expenses of $0.7 million and $1.0 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively.
As of March 31, 2021 and September 30, 2020, $4.7 million and $2.1 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Net asset value per share at beginning of period	$6.85	$6.61	$6.49	$6.60
Net investment income (1)	0.12	0.16	0.20	0.22
Net unrealized appreciation (depreciation) (1)(2)	0.40	(1.15)	0.73	(1.14)
Net realized gains (losses) (1)	0.04	(0.19)	0.10	(0.16)
Provision for income tax (expense) benefit (1)	(0.01)	0.01	(0.01)	0.01
Distributions of net investment income to stockholders	(0.12)	(0.10)	(0.23)	(0.19)
Issuance of common stock	(0.19)	—	(0.19)	—
Net asset value per share at end of period	$7.09	$5.34	$7.09	$5.34
Per share market value at beginning of period	$5.57	$5.46	$4.84	$5.18
Per share market value at end of period	$6.20	$3.24	$6.20	$3.24
Total return (3)	13.44%	(38.91)%	33.11%	(34.49)%
Common shares outstanding at beginning of period	140,961	140,961	140,961	140,961
Common shares outstanding at end of period	180,361	140,961	180,361	140,961
Net assets at beginning of period	$964,917	$931,082	$914,879	$930,630
Net assets at end of period	$1,278,823	$752,224	$1,278,823	$752,224
Average net assets (4)	$1,040,838	$846,610	$992,644	$891,012
Ratio of net investment income to average net assets (5)	7.06%	10.82%	5.68%	6.87%
Ratio of total expenses to average net assets (5)	9.33%	5.37%	10.53%	6.55%
Ratio of net expenses to average net assets (5)	9.28%	5.37%	10.51%	7.71%
Ratio of portfolio turnover to average investments at fair value	12.69%	10.80%	22.91%	17.56%
Weighted average outstanding debt (6)	$810,738	$623,696	$756,399	$556,264
Average debt per share (1)	$5.53	$4.42	$5.26	$3.95
Asset coverage ratio at end of period (7)	214.28%	205.85%	214.28%	205.85%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	For the three and six months ended March 31, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the Mergers.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Interim periods are annualized.
(6)	Calculated based upon the weighted average of principal debt outstanding for the period.
(7)	Based on outstanding senior securities of $1,114.8 million and $704.8 million as of March 31, 2021 and 2020, respectively.

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
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2021, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$46,001	£33,281	5/13/2021	$77	$—	Derivative asset
Foreign currency forward contract	$46,151	€38,165	5/13/2021	$1,256	$—	Derivative asset
				$1,333	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$35,577	£27,494	11/12/2020	$25	$—	Derivative asset
Foreign currency forward contract	$30,260	€25,614	11/12/2020	$198	$—	Derivative asset
				$223	$—

Note 14. Commitments and Contingencies
Merger Litigation
On December 18, 2020, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a complaint on behalf of itself and all other similarly situated holders of the Company’s common stock and derivatively on behalf of the Company as nominal defendant in the Delaware Court of Chancery, captioned Oklahoma Firefighters Pension and Retirement System v. Frank, et al., No. 2020-1075-VCM (Del. Ch.). This lawsuit is referred to herein as the “Merger Litigation”. The Merger Litigation alleges a direct breach of fiduciary duty claim against the Board of Directors in connection with the solicitation of the approval by the Company’s stockholders of the issuance of shares of the Company’s common stock to be issued pursuant to the Merger Agreement and a derivative breach of fiduciary duty claim against the Board of Directors in connection with its negotiation and approval of the Mergers. The Merger Litigation alleges, among other things, that the members of the Board of Directors had certain conflicts of interest in the negotiation and approval of the Mergers and that the initial filing of the joint proxy statement/prospectus relating to the Mergers omitted certain information that the plaintiff claims is material. The Merger Litigation, among other things, requested that the court enjoin the vote of the Company’s stockholders with respect to the approval of the issuance of shares of the Company’s common stock to be issued pursuant to the Merger Agreement and award attorneys’ fees and damages in an unspecified amount. On February 16, 2021, the plaintiff withdrew the request that the court enjoin the vote of the Company’s stockholders.
The defendants believe that the Company made complete disclosure of all information required to be disclosed to ensure that the Company’s stockholders were able to make an informed vote at the Company’s Annual Meeting of Stockholders and that the additional disclosures requested by the plaintiff were immaterial and/or were included in the preliminary joint proxy

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

statement/prospectus filed as part of the Company’s Registration Statement on Form N-14 on November 23, 2020. Accordingly, the defendants believe these claims are without merit and intend to vigorously defend against them. However, in an attempt to reduce the costs, risks and uncertainties inherent in litigation and to maximize the Company’s net asset value at the time of the Mergers, the Company determined to voluntarily include certain supplemental disclosures in the amendment to its Registration Statement on Form N-14 filed on January 19, 2021. The inclusion of such disclosures shall not be deemed an admission of the legal necessity or materiality of any of these disclosures under applicable law. Rather, the Company and its Board of Directors specifically deny all allegations in the Merger Litigation that any additional disclosure was or is required.
Neither the outcome of the lawsuit nor an estimate of any reasonably possible losses was determinable as of March 31, 2021. No provision for any losses related to the lawsuit has been recorded in the consolidated financial statements as of March 31, 2021. In connection with the lawsuit, the Company incurred professional fees of $0.3 million and $0.5 million, respectively, during the three and six months ended March 31, 2021.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2021, the Company's only off-balance sheet arrangements consisted of $257.1 million of unfunded commitments, which was comprised of $238.3 million to provide debt financing to certain of its portfolio companies, $15.3 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. As of September 30, 2020, the Company's only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs and limited partnership interests) as of March 31, 2021 and September 30, 2020 is shown in the table below:

	March 31, 2021	September 30, 2020
Assembled Brands Capital LLC	$31,491	$36,079
WPEngine, Inc.	26,348	26,348
Thrasio, LLC	25,452	—
Athenex, Inc.	21,072	22,780
FFI Holdings I Corp	17,170	—
OCSI Glick JV LLC	13,998	—
Jazz Acquisition, Inc.	13,825	—
Latam Airlines Group S.A.	11,128	—
Gulf Operating, LLC	10,064	—
Coty Inc.	9,886	—
Dominion Diagnostics, LLC	7,629	5,887
MRI Software LLC	6,410	7,239
NeuAG, LLC	5,441	4,382
MHE Intermediate Holdings, LLC	5,255	—
SumUp Holdings Luxembourg S.À.R.L.	5,154	—
Olaplex, Inc.	4,806	1,917
Mindbody, Inc.	4,000	3,048
Corrona, LLC	3,968	5,189
Sunland Asphalt & Construction, LLC	3,733	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
T8 Urban Condo Owner, LLC	3,316	—
Velocity Commercial Capital, LLC	3,247	—
Accupac, Inc.	3,063	2,346
PRGX Global, Inc.	2,518	—
Acquia Inc.	2,061	2,240
Telestream Holdings Corporation	1,759	—
Apptio, Inc.	1,338	1,538
Coyote Buyer, LLC	1,333	942
Senior Loan Fund JV I, LLC	1,328	1,328
Ardonagh Midco 3 PLC	1,269	3,007
109 Montgomery Owner LLC	1,253	—
Ministry Brands, LLC	1,100	425
Digital.AI Software Holdings, Inc.	1,077	—
T8 Senior Mezz LLC	744	—
Immucor, Inc.	731	541
GKD Index Partners, LLC	320	231
Thermacell Repellents, Inc.	292	—
OEConnection LLC	30	—
NuStar Logistics, L.P.	—	17,911
A.T. Holdings II SÀRL	—	7,541
New IPT, Inc.	—	2,229
iCIMs, Inc.	—	882
Total	$257,109	$157,530

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15. Merger with OCSI

On March 19, 2021, the Company completed its previously announced acquisition of OCSI. The Company was the accounting survivor of the Mergers. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of OCSI common stock was converted into the right to receive 1.3371 shares of common stock of the Company (with OCSI stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Merger, the Company issued an aggregate of 39,400,011 shares of its common stock to former OCSI stockholders.

The Mergers were accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues ("ASC 805"). The Company determined the fair value of the shares of the Company's common stock that were issued to former OCSI stockholders pursuant to the Merger Agreement plus transaction costs to be the consideration paid in connection with the Mergers under ASC 805. The consideration paid to OCSI stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The consideration paid was allocated to the individual assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the OCSI investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the Mergers. Immediately following the Mergers, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in $34.1 million of unrealized appreciation in the Consolidated Statement of Operations as a result of the Mergers. The purchase discount allocated to the debt investments acquired will accrete over the life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. The Mergers were considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the acquired OCSI investments for tax purposes.

The following table summarizes the allocation of the consideration paid to the assets acquired and liabilities assumed as a result of the Mergers:

Common stock issued by the Company	$242,704
Transaction costs	1,593
Consideration paid	$244,297

Investments	$470,155
Cash and cash equivalents	20,945
Other assets	8,995
Total assets acquired	500,095

Debt	249,098
Other liabilities	6,700
Total liabilities assumed	255,798
Net assets acquired	$244,297

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2021, except as discussed below.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Distribution Declaration
On April 30, 2021, the Company’s Board of Directors declared a quarterly distribution of $0.13 per share, payable in cash on June 30, 2021 to stockholders of record on June 15, 2021.
Amendment of Syndicated Credit Facility
On May 4, 2021, the Company amended the Syndicated Credit Facility to, among other things, (1) increase the size of the facility to $950 million (and increase the “accordion” feature to permit the Company, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and the Company’s net worth, as defined in the facility), (2) extend the period during which the Company may make drawings to May 4, 2025, (3) extend the final maturity date to May 4, 2026 and (4) provide that the interest rate for margin for LIBOR loans is 2.00% and the margin for alternate base rate loans is 1.00%, in each case regardless of the Company’s senior debt coverage ratio.
Termination of Deutsche Bank Facility

On May 4, 2021, the Company repaid all outstanding borrowings under the Deutsche Bank Facility using borrowings under the Syndicated Credit Facility, following which the Deutsche Bank Facility was terminated.

Dismissal of Stockholder Litigation

On April 26, 2021, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a proposed order voluntarily dismissing its claims surrounding the Mergers. The proposed order seeks to dismiss the claims with prejudice as to the plaintiff and without prejudice as to any other stockholder of the Company. See Note 14 “Commitments and Contingencies.”

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2020	Gross Additions (3)	Gross Reductions (4)	Fair Value as of March 31, 2021	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.2%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,520	—	863	27,660	—	(140)	27,520	2.2%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024	6.00%		3,518	—	224	5,260	2,439	(4,181)	3,518	0.3%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	—	7,667	10,399	—	18,066	1.4%

First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	339	11,510	—	(4,010)	7,500	0.6%
100% equity interest				—	—	1,622	1,013	(2,153)	482	—%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021			—	—	42	1,800	504	(2,304)	—	—%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021			—	—	17	788	221	(1,009)	—	—%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	—	—	—	—	—%
OCSI Glick JV LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.64%		62,821	—	130	—	54,614	—	54,614	4.3%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	7.14%		96,250	—	3,474	96,250	—	—	96,250	7.4%
87.5% LLC equity interest				—	—	21,190	12,974	—	34,164	2.7%
Total Control Investments			$197,609	$—	$5,089	$201,385	$82,164	$(13,797)	$269,752	21.1%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$9,274	$—	$258	$4,194	$5,264	$(510)	$8,948	0.8%
1,609,201 Class A Units				—	—	483	145	—	628	—%
1,019,168.80 Preferred Units, 6%				—	—	1,091	30	—	1,121	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	741	—	(238)	503	—%
Total Affiliate Investments			$9,274	$—	$258	$6,509	$5,439	$(748)	$11,200	0.9%
Total Control & Affiliate Investments			$206,883	$—	$5,347	$207,894	$87,603	$(14,545)	$280,952	22.0%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments .
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
(6)Together with GF Equity Funding, the Company co-invests through Glick JV. Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to Glick JV must be approved by the Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).
(7)Together with Kemper, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments as of March 31, 2020 included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2020.
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
•the ability to realize the anticipated benefits of the Mergers (as defined below); and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
In the current market environment, Oaktree intends to focus on the following areas, in which Oaktree believes there is less competition and thus potential for greater returns, for our new investment opportunities: (1) situational lending, which we define to include directly originated loans to non-sponsor companies that are hard to understand and value using traditional underwriting techniques, (2) select sponsor lending, which we define to include financing to support leveraged buyouts of companies with specialized sponsors that have expertise in certain industries, and (3) stressed sector and rescue lending, which we define to include opportunistic private loans in industries experiencing stress or limited access to capital.
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $164 million at fair value as of March 31, 2021. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
On March 19, 2021, we completed our previously announced acquisition of Oaktree Strategic Income Corporation, or OCSI, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of October 28, 2020, by and among OCSI, us, Lion Merger Sub, Inc., our wholly-owned subsidiary, or Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OCSI, with OCSI as the surviving corporation, or the Merger, and, immediately following the Merger, OCSI was then merged with and into us, with us as the surviving company, or together with the Merger, the Mergers. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of OCSI’s common stock was converted into the right to receive 1.3371 shares of our common stock (with OCSI’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders.
Business Environment and Developments

The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economy continues to experience economic uncertainty, particularly due to recurring COVID-19 outbreaks and delays in vaccine rollout. This uncertainty can lead to further restrictions or lockdowns and ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.
We are unable to predict the full effects of the COVID-19 pandemic or how long the any further outbreaks, market disruptions or volatility might last at this time. We continue to closely monitor the impact that this has had on our business, industry and portfolio companies, which we believe may help us identify vulnerabilities and allow us to address potential problems early and provide constructive solutions if necessary.
Despite the challenges brought forth by the COVID-19 pandemic, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.

As of March 31, 2021, 91.8% of our debt investment portfolio (at fair value) and 92.2% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced the desire to phase out the use of LIBOR by the end of 2021. However, the FCA recently announced that most US Dollar LIBOR would continue to be published through June 30, 2023. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
The fair value of our investments as of March 31, 2021 and September 30, 2020 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of March 31, 2021, 99.8% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of March 31, 2021 and September 30, 2020, approximately 95.6% and 95.9%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2021, there were no investments on non-accrual status. During the quarter ended March 31, 2021, we exited one investment that was previously on non-accrual above its fair value as of December 31, 2020.
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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies, Senior Loan Fund JV I, LLC, or SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities and OCSI Glick JV LLC, or the Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies. We refer to SLF JV I and the Glick JV collectively as the JVs. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).
During the six months ended March 31, 2021, we originated $604.0 million of investment commitments in 32 new and nine existing portfolio companies and funded $543.3 million of investments.
During the six months ended March 31, 2021, we received $389.6 million of proceeds from prepayments, exits, other paydowns and sales and exited 24 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2021	September 30, 2020
Cost:
Senior secured debt	85.20%	80.58%
Debt investments in the JVs	6.37	5.77
Common equity and warrants	2.62	3.69
Preferred equity	2.57	2.37
LLC equity interests of the JVs	2.13	2.95
Subordinated debt	1.11	4.64
Total	100.00%	100.00%

	March 31, 2021	September 30, 2020
Fair value:
Senior secured debt	86.48%	84.06%
Debt investments in the JVs	6.48	6.12
Preferred equity	2.23	1.90
Common equity and warrants	2.20	2.40
LLC equity interests of the JVs	1.47	1.35
Subordinated debt	1.14	4.17
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2021	September 30, 2020
Cost:
Application Software	12.20%	9.71%
Multi-Sector Holdings (1)	8.51	8.87
Data Processing & Outsourced Services	7.39	6.57
Pharmaceuticals	5.06	5.96
Biotechnology	4.67	5.36
Specialized Finance	4.41	3.11
Industrial Machinery	3.96	0.90
Health Care Services	3.54	4.26
Personal Products	2.96	3.00
Movies & Entertainment	2.85	2.68
Aerospace & Defense	2.65	1.68
Construction & Engineering	2.59	0.80
Integrated Telecommunication Services	2.37	2.67
Specialty Chemicals	2.07	2.68
Internet Services & Infrastructure	2.01	1.72
Electrical Components & Equipment	1.91	1.25
Fertilizers & Agricultural Chemicals	1.87	2.02
Diversified Support Services	1.85	1.13
Real Estate Services	1.75	2.34
Oil & Gas Storage & Transportation	1.57	1.59
Oil & Gas Refining & Marketing	1.56	1.87
Real Estate Operating Companies	1.52	—
Advertising	1.52	0.82
Health Care Technology	1.38	1.29
Health Care Supplies	1.26	1.30
Property & Casualty Insurance	1.21	2.88
Insurance Brokers	1.08	1.05
Independent Power Producers & Energy Traders	1.04	1.29
Managed Health Care	0.98	1.65
Leisure Facilities	0.98	0.11
Airport Services	0.97	1.34
Commercial Printing	0.91	0.47
Internet & Direct Marketing Retail	0.88	0.89
Airlines	0.76	0.63
Other Diversified Financial Services	0.62	0.01
Thrifts & Mortgage Finance	0.56	0.06
Health Care Distributors	0.55	0.77
Restaurants	0.55	0.61
Auto Parts & Equipment	0.54	2.02
Apparel, Accessories & Luxury Goods	0.49	0.82
Electronic Components	0.44	1.53
IT Consulting & Other Services	0.43	0.89
Distributors	0.36	—
Trading Companies & Distributors	0.33	0.61
Education Services	0.32	1.37
Research & Consulting Services	0.32	1.49
Leisure Products	0.31	—
Food Retail	0.30	0.41
Systems Software	0.29	1.24
Alternative Carriers	0.28	—
Automotive Retail	0.26	—
Food Distributors	0.20	—
Diversified Banks	0.15	—
Oil & Gas Exploration & Production	0.10	—
Construction Materials	0.09	0.13
Housewares & Specialties	0.08	—
Metal & Glass Containers	0.07	0.68
Diversified Real Estate Activities	0.06	0.92
Specialty Stores	0.06	0.08
General Merchandise Stores	—	1.15
Hotels, Resorts & Cruise Lines	—	0.92
Oil & Gas Equipment & Services	—	0.20
Health Care Facilities	—	0.19
Specialized REITs	—	0.01
Total	100.00%	100.00%

	March 31, 2021	September 30, 2020
Fair value:
Application Software	12.44%	10.21%
Multi-Sector Holdings (1)	7.95	7.74
Data Processing & Outsourced Services	7.11	6.33
Pharmaceuticals	5.23	6.55
Biotechnology	4.79	6.14
Specialized Finance	4.50	3.08
Industrial Machinery	3.86	0.74
Health Care Services	3.51	3.81
Personal Products	3.01	3.24
Movies & Entertainment	3.00	2.77
Aerospace & Defense	2.65	1.56
Construction & Engineering	2.61	0.86
Integrated Telecommunication Services	2.40	2.61
Specialty Chemicals	2.05	2.48
Internet Services & Infrastructure	1.99	1.69
Electrical Components & Equipment	1.91	1.30
Diversified Support Services	1.89	1.12
Fertilizers & Agricultural Chemicals	1.88	2.14
Real Estate Services	1.77	2.40
Advertising	1.77	0.85
Oil & Gas Refining & Marketing	1.56	1.90
Real Estate Operating Companies	1.53	—
Oil & Gas Storage & Transportation	1.45	1.64
Health Care Technology	1.42	1.40
Health Care Supplies	1.29	1.37
Property & Casualty Insurance	1.22	2.97
Insurance Brokers	1.18	1.15
Independent Power Producers & Energy Traders	1.03	1.32
Managed Health Care	0.98	1.70
Internet & Direct Marketing Retail	0.95	0.97
Leisure Facilities	0.93	—
Commercial Printing	0.93	0.47
Airport Services	0.92	1.35
Airlines	0.84	0.83
Other Diversified Financial Services	0.61	—
Restaurants	0.56	0.50
Health Care Distributors	0.55	0.78
Thrifts & Mortgage Finance	0.54	0.02
Auto Parts & Equipment	0.52	1.99
Electronic Components	0.43	1.69
IT Consulting & Other Services	0.42	0.88
Distributors	0.38	—
Trading Companies & Distributors	0.35	0.64
Research & Consulting Services	0.32	1.54
Leisure Products	0.31	—
Alternative Carriers	0.30	—
Systems Software	0.29	1.30
Food Retail	0.29	0.44
Education Services	0.29	0.45
Automotive Retail	0.26	—
Apparel, Accessories & Luxury Goods	0.24	0.50
Food Distributors	0.20	—
Diversified Banks	0.15	—
Oil & Gas Exploration & Production	0.11	—
Construction Materials	0.10	0.13
Housewares & Specialties	0.08	—
Metal & Glass Containers	0.08	0.75
Diversified Real Estate Activities	0.07	1.07
General Merchandise Stores	—	1.14
Hotels, Resorts & Cruise Lines	—	1.09
Health Care Facilities	—	0.23
Oil & Gas Equipment & Services	—	0.16
Specialized REITs	—	0.01
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in the JVs and certain limited partnership interests.

Loans and Debt Securities on Non-Accrual Status
As of March 31, 2021, there were no investments on non-accrual status. As of September 30, 2020, there were two investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

	September 30, 2020
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,500,364	98.79%	$1,483,284	99.89%
PIK non-accrual (1)	12,661	0.83	—	—
Cash non-accrual (2)	5,712	0.38	1,571	0.11
Total	$1,518,737	100.00%	$1,484,855	100.00%
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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. The subordinated notes issued by SLF JV I are referred to as the SLF JV I Notes. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2021 and September 30, 2020, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the SLF JV I Deutsche Bank Facility, which permitted up to $225.0 million and $250.0 million of borrowings (subject to borrowing base and other limitations) as of March 31, 2021 and September 30, 2020, respectively. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2021, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire June 28, 2021 and the maturity date for the SLF JV I Deutsche Bank Facility was June 29, 2026. As of March 31, 2021, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to the 3-month LIBOR plus 1.85% per annum during the reinvestment period and 3-month LIBOR plus 2.00% per annum during the amortization period. Under the SLF JV I Deutsche Bank Facility, $194.4 million and $167.9 million of borrowings were outstanding as of March 31, 2021 and September 30, 2020, respectively. On May 3, 2021, the SLF JV I Deutsche Bank Facility was amended to, among other things, (1) increase the size of the facility to $260 million, (2) extend the reinvestment period end date to May 3, 2023 (subject to early termination in certain circumstances) and the maturity date to May 3, 2028 (or, if earlier, five years after the end of the reinvestment period) and (3) increase the interest rate until the end of the reinvestment period to 3-month LIBOR plus 2.00% (increasing to 2.15% for the first year after the revolving period, 2.25% for the following year and 2.50% thereafter) with a 0.125% LIBOR floor.
As of March 31, 2021 and September 30, 2020, SLF JV I had total assets of $352.4 million and $313.5 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 55 and 56 portfolio companies as of March 31, 2021 and September 30, 2020, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of March 31, 2021, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $130.4 million in aggregate at fair value. As of September 30, 2020, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.4 million in aggregate at fair value.
As of each of March 31, 2021 and September 30, 2020, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of March 31, 2021 and September 30, 2020, we and Kemper had the option to fund additional SLF JV I Notes, subject to additional equity funding to SLF JV I. As of each of March 31, 2021 and September 30, 2020, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded. On May 4, 2021, we and Kemper made new debt and equity commitments to SLF JV I in an aggregate amount of $40 million, of which $35.0 million is from us, and terminated the previously outstanding debt and equity commitments.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Senior secured loans (1)	$328,609	$307,579
Weighted average interest rate on senior secured loans (2)	5.54%	5.44%
Number of borrowers in SLF JV I	55	56
Largest exposure to a single borrower (1)	$9,879	$10,487
Total of five largest loan exposures to borrowers (1)	$46,932	$49,097
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of March 31, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.87%	Diversified Support Services	$9,158	$9,127	$9,097	(4)
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	6583	6,426	6,456	(4)
ADB Companies, LLC	First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	1,333	1,301	1,307	(4)
Total ADB Companies, LLC				7,916	7,727	7,763
Keypath Education Holdings, LLC	927 shares of common stock		Advertising		1,391	1,757	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.61%	Electrical Components & Equipment	5,984	5,874	5,999	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.20%	Integrated Telecommunication Services	4,619	4,443	4,614
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,662	9,869
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,920	7,841	7,801	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,813	2,213	1,936	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,557	4,532	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	154	149	147	(4)(5)
Total Apptio, Inc.				4,769	4,706	4,679
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,435	6,303	6,079	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.11%	Data Processing & Outsourced Services	9,725	9,710	9,606
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	3.86%	Systems Software	6,681	6,608	6,661
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.11%	Oil & Gas Equipment & Services	7,292	7,270	6,832
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,970	3,791	3,975	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,147	7,076	7,171	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+3.50% cash due 12/11/2026	4.50%	Alternative Carriers	7,400	7,236	7,385
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.11%	IT Consulting & Other Services	4,987	4,813	4,831	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.95%	Biotechnology	5,910	5,866	5,880
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.11%	Internet Services & Infrastructure	7,920	7,900	7,916
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.36%	Distributors	938	902	941	(4)
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Coal & Consumable Fuels	6,000	5,940	6,015
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,444	7,369	7,462
GI Chill Acquisition LLC	First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.20%	Managed Health Care	3,740	3,759	3,743	(4)
GI Chill Acquisition LLC	Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.70%	Managed Health Care	3,750	3,667	3,666	(4)
Total GI Chill Acquisition LLC				7,490	7,426	7,409

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Gigamon, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 12/27/2024	4.50%	Systems Software	$7,742	$7,700	$7,761
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	2,226	2,184	2,222
Grab Holdings Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%	Interactive Media & Services	3,000	2,913	3,064
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,545	3,635
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	1,943	1,765	1,971
Total Intelsat Jackson Holdings S.A.				5,511	5,310	5,606
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.20%	Real Estate Services	7,481	7,407	7,406	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.85%	Application Software	7,980	7,843	7,969	(4)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.61%	Electronic Components	7,481	7,352	7,382
Maravai Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+4.25% cash due 10/19/2027	5.25%	Biotechnology	6,856	6,788	6,899
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,581	4,522	4,343	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(6)	(25)	(4)(5)
Total Mindbody, Inc.				4,581	4,516	4,318
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,854	3,819	3,854	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(6)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	17	14	17	(4)(5)
Total MRI Software LLC				3,871	3,827	3,871
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.11%	Health Care Technology	5,940	5,910	5,959
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	6,790	6,771	6,722
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,900	5,884	5,889
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.11%	Application Software	7,859	7,824	7,845	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	—	—	(4)(5)
Total OEConnection LLC				7,859	7,824	7,845
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	6,354	6,262	6,354	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(8)	(4)	(4)(5)
Total Olaplex, Inc.				6,354	6,254	6,350
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	5,000	4,811	5,000	(4)
PaySimple, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.61%	Data Processing & Outsourced Services	7,481	7,444	7,462	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	4,503	4,435	4,509	(4)
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	6,983	6,878	7,009	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,742	2,714	2,749	(4)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	2,080	2,072	2,053	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	8,332	8,318	7,499
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	138	138	124
Total SHO Holding I Corporation				8,470	8,456	7,623
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,700	9,647	9,738	(4)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.61%	Diversified Support Services	$4,719	$4,648	$4,365	(4)
Sorenson Communications, LLC	First Lien Term Loan, PRIME+4.25% cash due 3/17/2026	7.50%	Communications Equipment	3,004	2,974	3,012
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	3,700	3,526	3,675	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.95%	Application Software	4,864	4,583	4,672	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,936	4,920	4,897
Trench Plate Rental, Co.	First Lien Term Loan, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	3,961	3,901	3,901
Trench Plate Rental, Co.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(11)	(11)	(5)
Trench Plate Rental, Co.	First Lien Revolver, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(9)	(9)	(5)
Total Trench Plate Rental, Co.				3,961	3,881	3,881
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%	Application Software	6,467	6,352	6,488	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.61%	Health Care Technology	4,090	4,060	4,096	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,940	7,646	7,955	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,960	5,340	(4)
Total Portfolio Investments				$328,609	$331,878	$331,148
__________________
(1) Represents the interest rate as of March 31, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of March 31, 2021, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.11%, the 60-day LIBOR at 0.14%, the 90-day LIBOR at 0.20%, the 180-day LIBOR at 0.20%, the 360-day LIBOR at 0.28% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2021 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of March 31, 2021.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of March 31, 2021. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

SLF JV I Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%	Diversified Support Services	$9,206	$9,170	$9,029
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,373	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	6,038	5,914	5,781	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,051	2,981	3,311	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.15%	Integrated Telecommunication Services	4,643	4,450	4,527
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,623	9,566
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	7,960	7,880	6,846	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,828	2,282	1,248	(6)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,550	4,526	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(5)	(8)	(4)(5)
Total Apptio, Inc.				4,615	4,545	4,518
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,468	6,324	6,015	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.15%	Data Processing & Outsourced Services	9,775	9,758	9,251
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%	Systems Software	7,532	7,448	7,331	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	7,331	7,306	5,600
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,990	3,792	3,960
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,184	7,112	6,842	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	3.76%	Advertising	331	290	302
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,437	7,262	7,228
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	5,940	5,895	5,895
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%	Internet Services & Infrastructure	7,960	7,940	7,879
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%	Distributors	943	902	924
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,481	7,406	7,461
Frontier Communications Corporation	First Lien Term Loan, PRIME+2.75% cash due 6/15/2024	6.00%	Integrated Telecommunication Services	3,939	3,901	3,887
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,781	7,734	7,684

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	$2,231	$2,187	$2,185
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	6,000	5,979	5,790	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	3,970	3,930	3,923
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,541	3,598
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	971	801	1,011	(5)
Total Intelsat Jackson Holdings S.A.				4,539	4,342	4,609
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	5,322	5,308	5,302
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%	Application Software	5,000	4,876	4,842
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,546	4,481	4,192	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(7)	(38)	(4)(5)
Total Mindbody, Inc.				4,546	4,474	4,154
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,830	3,795	3,737	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	(4)	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(8)	(4)(5)
Total MRI Software LLC				3,830	3,791	3,725
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	5,970	5,940	5,849
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	1,006	1,006	786	(4)
New IPT, Inc.	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	—	(4)
Total New IPT, Inc.				1,006	1,006	786
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	6,825	6,803	6,518
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	2,400	2,314	2,403
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,931	5,909	5,827
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	7,455	7,418	7,371
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(2)	(5)	(5)
Total OEConnection LLC				7,455	7,416	7,366
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	4,938	4,851	4,938	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	270	261	270	(4)(5)
Total Olaplex, Inc.				5,208	5,112	5,208
PetVet Care Centers, LLC	First Lien Term Loan, LIBOR+4.25% cash due 2/14/2025	5.25%	Specialized Consumer Services	2,743	2,736	2,747
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	5,985	5,899	5,875
Recorded Books, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 8/31/2025	4.75%	Publishing	6,000	5,940	5,940
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,828	2,800	2,791

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	$2,111	$2,099	$1,963	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	8,396	8,380	5,898
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,750	9,690	9,409
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%	Diversified Support Services	4,781	4,709	3,992
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	3,718	3,532	3,551
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	7,940	7,900	7,911
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	4,888	4,575	4,407	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,962	4,943	4,691	(4)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	2,997	2,959	2,980
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	2,856	2,816	2,814
Veritas US Inc.	First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%	Application Software	6,500	6,371	6,375
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	4,112	4,080	4,084	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	10,487	10,495	10,291
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,980	7,662	7,744	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,956	4,680	(4)
Total Portfolio Investments				$307,579	$311,428	$298,771
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

Both the cost and fair value of our debt investment in the SLF JV I were $96.3 million as of each of March 31, 2021 and September 30, 2020. We earned interest income of $1.7 million and $3.5 million on our investment in the SLF JV I Notes for the three and six months ended March 31, 2021, respectively. We earned interest income of $2.1 million and $4.3 million on our investment in the SLF JV I Notes for the three and six months ended March 31, 2020, respectively. As of March 31, 2021, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.0% per annum and matured on December 29, 2028. On May 4, 2021, we and Kemper modified the terms of the SLF JV Notes to provide for a LIBOR floor of 1.00%.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $34.2 million, respectively, as of March 31, 2021 and $49.3 million and $21.2 million, respectively, as of September 30, 2020. We did not earn dividend income for the three and six months ended March 31, 2021 and 2020, with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of March 31, 2021 and September 30, 2020 and for the three and six months ended March 31, 2021 and 2020:

	March 31, 2021	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2021: $331,878; cost September 30, 2020: $311,428)	$331,148	$298,771
Cash and cash equivalents	11,730	5,389
Restricted cash	4,434	4,211
Other assets	5,111	5,093
Total assets	$352,423	$313,464

Senior credit facility payable	$194,410	$167,910
Debt securities payable at fair value (proceeds March 31, 2021: $110,000; proceeds September 30, 2020: $110,000)	110,000	110,000
Other liabilities	8,953	11,336
Total liabilities	313,363	289,246
Members' equity	39,060	24,218
Total liabilities and members' equity	$352,423	$313,464

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Selected Statements of Operations Information:
Interest income	$4,813	$5,546	$9,288	$10,939
Other income	473	291	527	297
Total investment income	5,286	5,837	9,815	11,236
Interest expense	3,182	4,493	6,763	9,134
Other expenses	75	64	137	131
Total expenses (1)	3,257	4,557	6,900	9,265
Net unrealized appreciation (depreciation)	3,441	(37,491)	11,927	(34,550)
Net realized gains (losses)	145	(615)	1	(1,767)
Net income (loss)	$5,615	$(36,826)	$14,843	$(34,346)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

For the three months ended March 31, 2021, SLF JV I's interest expense included $1.2 million related to the SLF JV I Deutsche Bank Facility and $2.0 million related to the SLF JV I Notes, of which $1.7 million was payable to us and $0.3 million was payable to Kemper. For the six months ended March 31, 2021, SLF JV I's interest expense included $2.8 million related to the SLF JV I Deutsche Bank Facility and $4.0 million related to the SLF JV I Notes, of which $3.5 million was payable to us and $0.5 million was payable to Kemper.
SLF JV I has elected to fair value the debt securities issued to us and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The debt securities are valued based on the total assets less the total liabilities senior to the SLF JV I Notes in an amount not exceeding par under the enterprise value technique.
During the three and six months ended March 31, 2021, we sold $35.0 million of senior secured debt investments to SLF JV I at fair value for $34.5 million cash consideration. During the six months ended March 31, 2020, we did not sell any debt investments to SLF JV I.

Glick JV
On March 19, 2021, as a result of the consummation of the Mergers, we became party to the LLC agreement of Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV, or the Glick JV Notes. As of March 31, 2021, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 36 portfolio companies as of March 31, 2021. The portfolio companies in the Glick JV are in industries similar to those in which we may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Glick JV Deutsche Bank Facility, which, as of March 31, 2021, had a reinvestment period end date and maturity date of September 30, 2021 and March 31, 2025, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.65% per annum with a 0.25% LIBOR floor as of March 31, 2021. Under the Glick JV Deutsche Bank Facility, $73.4 million of borrowings were outstanding as of March 31, 2021. On May 3, 2021, the Glick JV Deutsche Bank Facility was amended to, among other things, (1) extend the reinvestment period end date to May 3, 2023 (subject to early termination in certain circumstances) and the maturity date to May 3, 2028 (or, if earlier, five years after the end of the reinvestment period) and (2) reduce the interest rate until the end of the reinvestment period to 3-month LIBOR plus 2.25% (increasing to 2.40% for the first year after the end of the revolving period, 2.50% for the following year and 2.75% thereafter) with a 0.125% LIBOR floor.
As of March 31, 2021, the Glick JV had total assets of $137.3 million. Our investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $54.6 million in the aggregate at fair value as of March 31, 2021. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of March 31, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of March 31, 2021, of which $73.5 million was from us. As of March 31, 2021, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of March 31, 2021, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2021:

March 31, 2021
Senior secured loans (1)	$126,465
Weighted average current interest rate on senior secured loans (2)	5.84%
Number of borrowers in the Glick JV	36
Largest loan exposure to a single borrower (1)	$6,995
Total of five largest loan exposures to borrowers (1)	$30,221
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of March 31, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,292	$3,213	$3,228	(4)
ADB Companies, LLC	First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	666	651	654	(4)
Total ADB Companies, LLC				3,958	3,864	3,882
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.61%	Electrical Components & Equipment	2,648	2,599	2,655	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,995	6,837	6,988
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,970	2,940	2,925	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,676	1,312	1,153	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,056	3,054	3,048	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,713	3,637	3,507	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.11%	Oil & Gas Equipment & Services	4,861	4,847	4,554
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,113	1,062	1,114	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,574	3,538	3,585	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.95%	Biotechnology	4,925	4,888	4,900
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Coal & Consumable Fuels	4,000	3,960	4,010
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,481	2,456	2,488
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,813	2,729	2,812	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,253	3,235	3,200
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	797	724	808
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,300	2,950	2,618
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.61%	Electronic Components	1,379	1,124	1,361
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,904	4,857	4,777	(4)
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,625	1,611	1,625	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	7	6	7	(4)(5)
Total MRI Software LLC				1,632	1,616	1,632
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.11%	Health Care Technology	3,960	3,940	3,972
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	5,335	5,320	5,282
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,777	5,744	5,766
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.11%	Application Software	3,930	3,912	3,922	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	—	1	(4)(5)
Total OEConnection LLC				3,930	3,912	3,923
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	3,547	3,494	3,547	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(5)	(3)	(4)(5)
Total Olaplex, Inc.				3,547	3,489	3,544

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	$2,842	$2,799	$2,846	(4)
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	3,990	3,930	4,005	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,828	1,810	1,833	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,191	6,168	5,572
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	92
Total SHO Holding I Corporation				6,293	6,270	5,664
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,820	5,788	5,843	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.95%	Application Software	2,864	2,698	2,752	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,936	4,920	4,897
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,608	1,606	1,419
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.61%	Health Care Technology	1,725	1,712	1,727	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,962	4,779	4,972	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,980	2,670	(4)
Total Portfolio Investments				$126,465	$123,926	$123,132
__________
(1) Represents the interest rate as of March 31, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2021, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 0.11%, the 60-day LIBOR at 0.14%, the 90-day LIBOR at 0.20%, the 180-day LIBOR at 0.20% and the 360-day LIBOR at 0.28%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of March 31, 2021.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of March 31, 2021. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

The cost and fair value of our aggregate investment in the Glick JV was $51.0 million and $54.6 million, respectively, as of March 31, 2021. For the period from March 19, 2021 to March 31, 2021, our investment in the Glick JV Notes was on cash accrual status and earned interest income of $0.1 million. We did not earn any dividend income for the period from March 19, 2021 to March 31, 2021 with respect to our investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the Glick JV as of March 31, 2021 and for the period from March 19, 2021 to March 31, 2021:

March 31, 2021
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2021: $123,926)	$123,132
Cash and cash equivalents	8,812
Restricted cash	1,134
Other assets	4,179
Total assets	$137,257

Senior credit facility payable	$73,382
Glick JV Notes payable at fair value (proceeds March 31, 2021: $71,795)	62,416
Other liabilities	1,459
Total liabilities	$137,257
Members' equity	—
Total liabilities and members' equity	$137,257

For the period from March 19, 2021 to March 31, 2021
Selected Statements of Operations Information:
Interest income	$304
Fee income	3
Total investment income	307
Interest expense	209
Other expenses	6
Total expenses (1)	215
Net unrealized appreciation (depreciation)	(124)
Realized gain (loss)	32
Net income (loss)	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to us and GF Debt Funding under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the period from March 19, 2021 to March 31, 2021, we did not sell any debt investments to the Glick JV.
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

On March 19, 2021, we completed our previously announced acquisition of OCSI pursuant to the Merger Agreement. We were the accounting survivor of the Mergers. The Mergers were accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, or ASC 805. We determined the fair value of the shares of our common stock that were issued to former OCSI stockholders pursuant to the Merger Agreement plus transaction costs to be the consideration paid in connection with the Mergers under ASC 805. The consideration paid to OCSI stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The consideration paid was allocated to the individual assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the OCSI investments acquired by us on a pro-rata basis based on their relative fair values as of the effective time of the Mergers. Immediately following the Mergers, the investments were marked to their respective fair values in accordance with ASC 820, which resulted in $34.1 million of unrealized appreciation in the Consolidated Statement of Operations as a result of the Mergers. The purchase discount allocated to the debt investments acquired will accrete over the life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. The Mergers were considered a tax-free reorganization and we have elected to carry forward the historical cost basis of the acquired OCSI investments for tax purposes.
Comparison of three and six months ended March 31, 2021 and March 31, 2020
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended March 31, 2021 and 2020 was $41.9 million and $34.2 million, respectively. For the three months ended March 31, 2021, this amount consisted of $39.5 million of interest income from portfolio investments (which included $3.8 million of PIK interest), $2.3 million of fee income and $0.2 million of dividend income. For the three months ended March 31, 2020, this amount consisted of $31.8 million of interest income from portfolio investments (which included $1.9 million of PIK interest), $2.1 million of fee income and $0.3 million of dividend income. The increase of $7.8 million, or 22.7%, in our total investment income for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due primarily to (1) a $7.6 million increase in interest income, which was primarily driven by a larger investment portfolio due to new originations, the increase in assets resulting from the Mergers and OID accretion that resulted from merger-related accounting adjustments, and (2) a $0.2 million increase in fee income primarily due to higher prepayment fees.
Total investment income for the six months ended March 31, 2021 and 2020 was $80.1 million and $65.1 million, respectively. For the six months ended March 31, 2021, this amount consisted of $74.2 million of interest income from portfolio investments (which included $6.9 million of PIK interest), $5.6 million of fee income and $0.3 million of dividend income. For the six months ended March 31, 2020, this amount consisted of $61.4 million of interest income from portfolio investments (which included $3.1 million of PIK interest), $3.1 million of fee income and $0.6 million of dividend income. The increase of $15.0 million, or 23.1%, in our total investment income for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, was due primarily to (1) a $12.8 million increase in interest income, which was primarily driven by a larger investment portfolio due to new originations, the increase in assets resulting from the Mergers and OID accretion that resulted from merger-related accounting adjustments, and (2) a $2.5 million increase in fee income primarily due to higher prepayment fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended March 31, 2021 and 2020 were $23.8 million and $11.3 million, respectively. Net expenses increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, by $12.5 million, or 110.3%, primarily due to (1) a $10.2 million increase in Part II fees as a result of higher capital gains earned during the current quarter and a reversal of previously accrued capital gains incentive fees in the prior year comparable quarter, (2) a $1.0 million increase in Part I incentive fees mainly due to higher investment income, (3) a $1.7 million increase in management fees (net of waivers) as a result of a larger investment portfolio and (4) a $0.3 million increase in professional fees. This was partially offset by a $0.6 million decrease in interest expense primarily due to decreases in LIBOR.

Net expenses (expenses net of fee waivers) for the six months ended March 31, 2021 and 2020 were $52.0 million and $34.5 million, respectively. Net expenses increased for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, by $17.6 million, or 51.0%, primarily due to (1) a $13.5 million increase in Part II fees (net of waivers) as a result of higher capital gains earned during the current quarter and the impact of the waiver reversal in the prior year, (2) a $2.2 million increase in Part I incentive fees mainly due to higher investment income, (3) a $2.6 million increase in management fees (net of management fee waivers) primarily as a result of a larger investment portfolio and (4) a $0.6 million increase in professional fees. This was partially offset by a $1.1 million decrease in interest expense primarily due to decreases in LIBOR and interest savings from the issuance of the 2025 Notes and the redemption of the 2024 and 2028 Notes in the prior year comparable quarter.
Net Investment Income
As a result of the $7.8 million increase in total investment income and the $12.5 million increase in net expenses, net investment income for the three months ended March 31, 2021 decreased by $4.7 million, or 20.7%, compared to the three months ended March 31, 2020.
As a result of the $15.0 million increase in total investment income and the $17.6 million increase in net expenses, net investment income for the six months ended March 31, 2021 decreased by $2.5 million, or 8.3%, compared to the six months ended March 31, 2020.
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
During the three months ended March 31, 2021 and 2020, we recorded aggregate net realized gains (losses) of $5.9 million and $(26.5) million, respectively, in connection with the exits or restructurings of various investments. During the six months ended March 31, 2021 and 2020, we recorded aggregate net realized gains (losses) of $14.1 million and $(23.2) million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2021 and 2020.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2021 and 2020, we recorded net unrealized appreciation (depreciation) of $65.1 million and $(163.5) million, respectively. For the three months ended March 31, 2021, this consisted of $46.9 million of net unrealized appreciation on debt investments, $23.3 million of net unrealized appreciation on equity investments and $3.5 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $8.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains). For the three months ended March 31, 2020, this consisted of $139.8 million of net unrealized depreciation on debt investments and $54.4 million of net unrealized depreciation on equity investments, partially offset by $28.4 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2021 and 2020, we recorded net unrealized appreciation (depreciation) of $112.7 million and $(160.7) million, respectively. For the six months ended March 31, 2021, this consisted of $73.7 million of net unrealized appreciation on debt investments, $31.7 million of net unrealized appreciation on equity investments, $6.2 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.1 million of net unrealized appreciation of foreign currency forward contracts. For the six months ended March 31, 2020, this consisted of $134.0 million of net unrealized depreciation on debt investments and $50.0 million of net unrealized depreciation on equity investments, partially offset by $22.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.8 million of net unrealized appreciation of foreign currency forward contracts.

For the three and six months ended March 31, 2021, unrealized appreciation included $33.4 million that resulted solely from accounting adjustments related to the Mergers.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of March 31, 2021, we had $1,114.8 million in senior securities and our asset coverage ratio was 214.3%. As of March 31, 2021, our debt to equity ratio was 0.87x. Our target debt to equity ratio is 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) as we plan to continue to opportunistically deploy capital into the markets.
For the six months ended March 31, 2021, we experienced a net increase in cash and cash equivalents of $4.6 million. During that period, we used $113.1 million of net cash from operating activities, primarily from funding $541.5 million of investments and $17.0 million of net increase in receivables from unsettled transactions, partially offset by $398.7 million of principal payments and sale proceeds received, $20.9 million of cash acquired in the Mergers and the cash activities related to $28.1 million of net investment income. During the same period, net cash provided by financing activities was $118.1 million, primarily consisting of $160.2 million of net borrowings under the credit facilities, partially offset by $31.4 million of cash distributions paid to our stockholders, $9.3 million of repayments of secured borrowings, $1.0 million of repurchases of common stock under our dividend reinvestment plan, or DRIP, and $0.4 million of deferred financing costs paid.
For the six months ended March 31, 2020, we experienced a net increase in cash and cash equivalents of $74.1 million. During that period, we used $121.6 million of net cash from operating activities, primarily from funding $379.2 million of investments, a $21.0 million of net decrease in payables from unsettled transactions, partially offset by $251.5 million of principal payments and sale proceeds received and the cash activities related to $30.7 million of net investment income. During the same period, net cash provided by financing activities was $195.7 million, primarily consisting of $90.0 million of net borrowings under the credit facilities and $136.2 million net incurrence of unsecured notes, partially offset by $25.8 million of cash distributions paid to our stockholders, $3.7 million of deferred financing costs paid and $1.0 million of repurchases of common stock under our DRIP.
As of March 31, 2021, we had $43.7 million in cash and cash equivalents (including $3.9 million of restricted cash), portfolio investments (at fair value) of $2.3 billion, $11.3 million of interest, dividends and fees receivable, $325.2 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $27.2 million of net receivables from unsettled transactions, $814.8 million of borrowings outstanding under our credit facilities, $295.1 million of unsecured notes payable (net of unamortized financing costs and unaccreted discount) and unfunded commitments to portfolio companies of $257.1 million. As of March 31, 2021, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
As of September 30, 2020, we had $39.1 million in cash and cash equivalents, portfolio investments (at fair value) of $1.6 billion, $6.9 million of interest, dividends and fees receivable, $285.2 million of undrawn capacity on the Syndicated Facility (as defined below) (subject to borrowing base and other limitations), $8.6 million of net receivables from unsettled transactions, $414.8 million of borrowings outstanding under our Syndicated Facility, $294.5 million of unsecured notes payable (net of unamortized financing costs and unaccreted discount) and unfunded commitments to portfolio companies of $157.5 million.
Equity Issuances
On March 19, 2021, in connection with the Mergers, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders. There were no other common stock issuances during the six months ended March 31, 2021 and 2020.

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
November 12, 2019	December 13, 2019	December 31, 2019	0.095	12.9 million	87,747	0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
November 13, 2020	December 15, 2020	December 31, 2020	0.11	15.0 million	93,964	0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
 ______________
(1)Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of March 31, 2021, (i) the size of our senior secured revolving credit facility, or, as amended and restated, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $800 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on February 25, 2023 and the maturity date was February 25, 2024 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% (which can be increased up to 2.25%) and (b) alternate base rate loans was 1.00% (which can be increased up to 1.25%); provided that the interest margin will increase to 2.75% and 1.75% for LIBOR loans and alternative base rate loans, respectively, if our stockholders’ equity is below $700 million, each depending on our senior debt coverage ratio.

Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions. Borrowings under the Syndicated Facility are subject to the facility’s various covenants and the leverage restrictions contained in the Investment Company Act. We cannot assure you that we will be able to borrow funds under the Syndicated Facility at any particular time or at all.

The following table describes significant financial covenants, as of March 31, 2021, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2020 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$600 million (2)	$965 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.37:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	3.79:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million(3)	$947 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
(2) The target value for minimum shareholders' equity increased from $550 million to $600 million during the quarter as a result of the Merger.
(3) The target value for minimum net worth increased from $500 million to $550 million during the quarter as a result of the Merger.
As of March 31, 2021 and September 30, 2020, we had $575.0 million and $414.8 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $575.0 million and $414.8 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.229% and 3.806% for the six months ended March 31, 2021 and 2020, respectively. For the three and six months ended March 31, 2021, we recorded interest expense (inclusive of fees) of $3.3 million and $6.5 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $4.2 million and $8.2 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, as a result of the consummation of the Mergers, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the Citibank Facility, with OCSI Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian.
As of March 31, 2021, we are able to borrow up to $180 million under the Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2021, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of March 31, 2021, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of March 31, 2021, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II LLC and all of our equity interests in OCSI Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of March 31, 2021, we had $124.1 million outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.191% for the period from March 19, 2021 to March 31, 2021. For the period from March 19, 2021 to March 31, 2021, we recorded interest expense (inclusive of fees) of $0.1 million related to the Citibank Facility.
Deutsche Bank Facility
On March 19, 2021, as a result of the consummation of the Mergers, we became party a loan financing and servicing agreement, or, as amended, the Deutsche Bank Facility, with OCSI Senior Funding Ltd., our wholly-owned, special purpose financing subsidiary, as borrower, us, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian.
As of March 31, 2021, (a) OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility until September 30, 2021 (the "revolving period") unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2022, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $160 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.65% through September 30, 2021, following which the interest rate will reset to three-month LIBOR plus 2.80% for the remaining term of the Deutsche Bank Facility, in each case with a 0.25% LIBOR floor. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of March 31, 2021, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
The Deutsche Bank Facility is secured by all of the assets held by OCSI Senior Funding Ltd. OCSI Senior Funding Ltd. has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including indirectly under the Deutsche Bank Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of March 31, 2021, we had $115.7 million outstanding under the Deutsche Bank Facility. For the period from March 19, 2021 to March 31, 2021, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 2.932%. For the period from March 19, 2021 to March 31, 2021, we recorded interest expense (inclusive of fees) of $0.1 million related to the Deutsche Bank Facility.
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
For the three and six months ended March 31, 2021, we recorded interest expense of $2.9 million and $5.9 million, respectively, related to the 2025 Notes. For each of the three and six months ended March 31, 2020, we recorded interest expense (inclusive of fees) of $1.1 million related to the 2025 Notes. As of March 31, 2021, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $295.1 million and $309.8 million, respectively. As of September 30, 2020, there were $300.0 million of 2025 Notes outstanding, which had a carrying value and fair value of $294.5 million and $301.4 million, respectively.
2024 Notes
For the three and six months ended March 31, 2020, we recorded interest expense of $0.8 million and $1.9 million (inclusive of fees), respectively, related to our 5.875% notes due 2024, or the 2024 Notes.
On March 2, 2020, we redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during each of the three and six months ended March 31, 2020. As of March 31, 2021 and September 30, 2020, there were no 2024 Notes outstanding.
2028 Notes
For the three and six months ended March 31, 2020, we recorded interest expense of $1.1 million and $2.5 million (inclusive of fees), respectively, related to our 6.125% notes due 2028, or the 2028 Notes.
On March 13, 2020, we redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during each of the three and six months ended March 31, 2020. As of March 31, 2021 and September 30, 2020, there were no 2028 Notes outstanding.
Secured Borrowings
As of March 31, 2021 and September 30, 2020, we did not have any secured borrowings outstanding. On March 19, 2021, as a result of the consummation of the Mergers, we became party to a secured borrowing arrangement under which certain securities were sold and simultaneously repurchased at a premium. The amounts due under the secured borrowing arrangement were settled prior to March 31, 2021. For the period from March 19, 2021 to March 31, 2021, we recorded less than $0.1 million of interest expense in connection with secured borrowings. Our secured borrowings bore interest at a weighted average rate of 3.12% for the period from March 19, 2021 to March 31, 2021.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2021, our only off-balance sheet arrangements consisted of $257.1 million of unfunded commitments, which was comprised of $238.3 million to provide debt financing to certain of our portfolio companies, $15.3 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. As of September 30, 2020, our only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs and limited partnership interests) as of March 31, 2021 and September 30, 2020 is shown in the table below:

	March 31, 2021	September 30, 2020
Assembled Brands Capital LLC	$31,491	$36,079
WPEngine, Inc.	26,348	26,348
Thrasio, LLC	25,452	—
Athenex, Inc.	21,072	22,780
FFI Holdings I Corp	17,170	—
OCSI Glick JV LLC	13,998	—
Jazz Acquisition, Inc.	13,825	—
Latam Airlines Group S.A.	11,128	—
Gulf Operating, LLC	10,064	—
Coty Inc.	9,886	—
Dominion Diagnostics, LLC	7,629	5,887
MRI Software LLC	6,410	7,239
NeuAG, LLC	5,441	4,382
MHE Intermediate Holdings, LLC	5,255	—
SumUp Holdings Luxembourg S.À.R.L.	5,154	—
Olaplex, Inc.	4,806	1,917
Mindbody, Inc.	4,000	3,048
Corrona, LLC	3,968	5,189
Sunland Asphalt & Construction, LLC	3,733	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
T8 Urban Condo Owner, LLC	3,316	—
Velocity Commercial Capital, LLC	3,247	—
Accupac, Inc.	3,063	2,346
PRGX Global, Inc.	2,518	—
Acquia Inc.	2,061	2,240
Telestream Holdings Corporation	1,759	—
Apptio, Inc.	1,338	1,538
Coyote Buyer, LLC	1,333	942
Senior Loan Fund JV I, LLC	1,328	1,328
Ardonagh Midco 3 PLC	1,269	3,007
109 Montgomery Owner LLC	1,253	—
Ministry Brands, LLC	1,100	425
Digital.AI Software Holdings, Inc.	1,077	—
T8 Senior Mezz LLC	744	—
Immucor, Inc.	731	541
GKD Index Partners, LLC	320	231
Thermacell Repellents, Inc.	292	—
OEConnection LLC	30	—
NuStar Logistics, L.P.	—	17,911
A.T. Holdings II SÀRL	—	7,541
New IPT, Inc.	—	2,229
iCIMs, Inc.	—	882
Total	$257,109	$157,530

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, Citibank Facility, Deutsche Bank Facility, 2025 Notes and secured borrowings:

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of March 31, 2021	Weighted average debt outstanding for the six months ended March 31, 2021	Maximum debt outstanding for the six months ended March 31, 2021
Syndicated Facility	$414,825	$575,025	$439,069	$575,025
Citibank Facility	—	124,057	8,861	124,057
Deutsche Bank Facility	—	115,700	8,264	115,700
2025 Notes	300,000	300,000	300,000	300,000
Secured borrowings	—	—	205	9,341
Total debt	$714,825	$1,114,782	$756,399

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, Deutsche Bank Facility and 2025 Notes:

	Payments due by period as of March 31, 2021
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$575,025	$—	$575,025	$—	$—
Interest due on Syndicated Facility	37,338	12,857	24,481	—	—
Citibank Facility	124,057	—	124,057	—	—
Interest due on Citibank Facility	6,309	2,745	3,564	—	—
Deutsche Bank Facility	115,700	115,700	—	—	—
Interest due on Deutsche Bank Facility	3,346	3,346	—	—	—
2025 Notes	300,000	—	—	300,000	—
Interest due on 2025 Notes	41,051	10,500	21,000	9,551	—
Total	$1,202,826	$145,148	$748,127	$309,551	$—

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
We intend to distribute at least 90% of our annual taxable income (which includes our taxable interest and fee income) to our stockholders. The covenants contained in our credit facilities may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
Recent Developments
Distribution Declaration
On April 30, 2021, our Board of Directors declared a quarterly distribution of $0.13 per share, payable in cash on June 30, 2021 to stockholders of record on June 15, 2021.
Amendment of Syndicated Credit Facility

On May 4, 2021, we amended the Syndicated Credit Facility to, among other things, (1) increase the size of the facility to $950 million (and increase the “accordion” feature to permit us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth, as defined in the facility), (2) extend the period during which we may make drawings to May 4, 2025, (3) extend the final maturity date to May 4, 2026 and (4) provide that the interest rate for margin for LIBOR loans is 2.00% and the margin for alternate base rate loans is 1.00%, in each case regardless of our senior debt coverage ratio.
Termination of Deutsche Bank Facility

On May 4, 2021, we repaid all outstanding borrowings under the Deutsche Bank Facility using borrowings under the Syndicated Credit Facility, following which the Deutsche Bank Facility was terminated.
Dismissal of Stockholder Litigation

On April 26, 2021, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a proposed order voluntarily dismissing its claims surrounding the Mergers. The proposed order seeks to dismiss the claims with prejudice as to the plaintiff and without prejudice as to any of our other stockholders. See “Part II, Item 1. Legal Proceedings.”

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates.
As of March 31, 2021, 91.8% of our debt investment portfolio (at fair value) and 92.2% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2020, 88.3% of our debt investment portfolio (at fair value) and 88.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2021 and September 30, 2020, was as follows:

	March 31, 2021		September 30, 2020
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$552,974	27.5%	$553,829	42.2%
>0% and <1%	202,518	10.1%	39,789	3.0%
1%	1,178,310	58.6%	672,529	51.3%
>1%	75,849	3.8%	45,362	3.5%
Total Floating Rate Investments	$2,009,651	100.0%	$1,311,509	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$38,712	$(20,370)	$18,342
200	28,633	(16,296)	12,337
150	18,649	(12,222)	6,427
100	8,811	(8,148)	663
50	3,091	(4,019)	(928)

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$15,183	$—	$35,248	$—
Prime rate	5,355	15,000	305	—
LIBOR
30 day	865,332	560,025	717,576	414,825
60 day	22,889	—	6,861	—
90 day	752,690	239,757	362,141	—
180 day	272,948	—	201,699	—
360 day	42,008	—	23,351	—
EURIBOR
30 day	29,192	—	29,126	—
90 day	19,876	—	—	—
180 day	2,283	—	1,689	—
UK LIBOR
30 day	29,665	—	23,270	—
180 day	23,975	—	14,612	—
Fixed rate	161,547	300,000	171,976	300,000
Total	$2,242,943	$1,114,782	$1,587,854	$714,825

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
Other than as described below, we are currently not a party to any pending material legal proceedings.
On December 18, 2020, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a complaint on behalf of itself and all other similarly situated holders of our common stock and derivatively on behalf of us as nominal defendant in the Delaware Court of Chancery, captioned Oklahoma Firefighters Pension and Retirement System v. Frank, et al., No. 2020-1075-VCM (Del. Ch.). This lawsuit is referred to herein as the “Merger Litigation”. The Merger Litigation alleges a direct breach of fiduciary duty claim against our board of directors in connection with the solicitation of the approval by our stockholders of the issuance of shares of our common stock to be issued pursuant to the Merger Agreement and a derivative breach of fiduciary duty claim against our board of directors in connection with its negotiation and approval of the Mergers. The Merger Litigation alleges, among other things, that the members of our board of directors had certain conflicts of interest in the negotiation and approval of the Mergers and that the initial filing of the joint proxy statement/prospectus relating to the Mergers omitted certain information that the plaintiff claims is material. The Merger Litigation, among other things, requested that the court enjoin the vote of our stockholders with respect to the approval of the issuance of shares of our common stock to be issued pursuant to the Merger Agreement and award attorneys’ fees and damages in an unspecified amount. On February 16, 2021, the plaintiff withdrew the request that the court enjoin the vote of our stockholders. On April 26, 2021, the plaintiff filed a proposed order voluntarily dismissing its claims. The proposed order seeks to dismiss the claims with prejudice as to the plaintiff and without prejudice as to any of our other stockholders.

The defendants believe that we previously made complete disclosure of all information required to be disclosed to ensure that our stockholders could make an informed vote at the Annual Meeting of Stockholders and that the additional disclosures requested by the plaintiff were immaterial and/or were included in the preliminary joint proxy statement/prospectus filed as part of our Registration Statement on Form N-14 on November 23, 2020. Accordingly, the defendants believe these claims are without merit and intend to vigorously defend against them. However, in an attempt to reduce the costs, risks and uncertainties inherent in litigation and to maximize our net asset value at the time of the Mergers, we determined to voluntarily include certain supplemental disclosures in the amendment to our Registration Statement on Form N-14 filed on January 19, 2021. The inclusion of such disclosures shall not be deemed an admission of the legal necessity or materiality of any of these disclosures under applicable law. Rather, we and our board of directors specifically deny all allegations in the Merger Litigation that any additional disclosure was or is required.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three and six months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.
Our investments may include “covenant-lite” loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.
Although the loans in which we expect to invest will generally have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance, we do invest to a lesser extent in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition or operating results. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1	Amended and Restated Investment Advisory Agreement, dated as of March 19, 2021, between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.2	Loan Sale Agreement by and between Registrant and FS Senior Funding II LLC, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.3	Amended and Restated Loan and Security Agreement, dated as of January 31, 2018, by and among Registrant, OCSI Senior Funding II LLC, the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.4	First Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of May 14, 2018 (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.5	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 18, 2018 (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.6	Third Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 17, 2018 (Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.7	Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 20, 2019 (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.8	Fifth Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of October 27, 2020 (Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.9	Loan Financing and Servicing Agreement, dated as of September 24, 2018, by and among OCSI Senior Funding Ltd., as borrower, Registrant, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian. (Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.10	Sale and Contribution Agreement, dated as of September 24, 2018, by and between Registrant, as seller, and OCSI Senior Funding Ltd., as purchaser (Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.11	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of March 13, 2019, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.12	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 27, 2019 among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as a committed lender (Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.13	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of September 20, 2019, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.14	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of March 22, 2020, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.15	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of July 8, 2020, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.16	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of September 29, 2020, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.17	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of October 27, 2020, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch, as facility agent and as a committed lender (Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).
10.18*	Omnibus Amendment to Warehouse Documents, dated as of March 19, 2021, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch, as facility agent and as a committed lender.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: May 5, 2021