Form 10-Q
period 2021-06-30
Oaktree Specialty Lending Corp
filed 2021-08-05
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 180,360,662 shares of common stock outstanding as of August 3, 2021.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2021 (unaudited)	September 30, 2020
ASSETS
Investments at fair value:
Control investments (cost June 30, 2021: $283,707; cost September 30, 2020: $245,950)	$269,478	$201,385
Affiliate investments (cost June 30, 2021: $14,788; cost September 30, 2020: $7,551)	13,959	6,509
Non-control/Non-affiliate investments (cost June 30, 2021: $2,021,729; cost September 30, 2020: $1,415,669)	2,055,864	1,365,957
Total investments at fair value (cost June 30, 2021: $2,320,224; cost September 30, 2020: $1,669,170)	2,339,301	1,573,851
Cash and cash equivalents	84,689	39,096
Restricted cash	2,840	—
Interest, dividends and fees receivable	15,415	6,935
Due from portfolio companies	1,394	2,725
Receivables from unsettled transactions	2,466	9,123
Due from broker	1,640	—
Deferred financing costs	9,413	5,947
Deferred offering costs	34	67
Deferred tax asset, net	735	847
Derivative assets at fair value	2,449	223
Other assets	2,332	1,898
Total assets	$2,462,708	$1,640,712
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,925	$1,072
Base management fee and incentive fee payable	31,127	11,212
Due to affiliate	5,011	2,130
Interest payable	5,277	1,626
Payables from unsettled transactions	10,588	478
Derivative liability at fair value	267	—
Credit facilities payable	464,057	414,825
Unsecured notes payable (net of $6,876 and $3,272 of unamortized financing costs as of June 30, 2021 and September 30, 2020, respectively)	640,042	294,490
Total liabilities	1,160,294	725,833
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 180,361 and 140,961 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	1,804	1,409
Additional paid-in-capital	1,730,083	1,487,774
Accumulated overdistributed earnings	(429,473)	(574,304)
Total net assets (equivalent to $7.22 and $6.49 per common share as of June 30, 2021 and September 30, 2020, respectively) (Note 12)	1,302,414	914,879
Total liabilities and net assets	$2,462,708	$1,640,712

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Interest income:
Control investments	$3,405	$2,558	$8,122	$7,502
Affiliate investments	189	127	437	379
Non-control/Non-affiliate investments	48,403	27,406	110,720	80,214
Interest on cash and cash equivalents	2	21	8	320
Total interest income	51,999	30,112	119,287	88,415
PIK interest income:
Non-control/Non-affiliate investments	4,597	2,183	11,487	5,290
Total PIK interest income	4,597	2,183	11,487	5,290
Fee income:
Control investments	13	13	46	27
Affiliate investments	5	5	15	15
Non-control/Non-affiliate investments	7,805	1,809	13,392	4,906
Total fee income	7,823	1,827	13,453	4,948
Dividend income:
Control investments	1,019	281	1,358	881
Total dividend income	1,019	281	1,358	881
Total investment income	65,438	34,403	145,585	99,534
Expenses:
Base management fee	8,905	5,988	22,520	16,890
Part I incentive fee	6,990	3,556	15,583	9,988
Part II incentive fee	2,837	—	15,986	(5,557)
Professional fees	1,059	545	2,943	1,854
Directors fees	147	143	447	428
Interest expense	8,823	6,406	21,486	20,156
Administrator expense	421	373	1,047	1,194
General and administrative expenses	716	622	2,009	1,934
Total expenses	29,898	17,633	82,021	46,887
Reversal of fees waived (fees waived)	(750)	—	(858)	5,200
Net expenses	29,148	17,633	81,163	52,087
Net investment income before taxes	36,290	16,770	64,422	47,447
(Provision) benefit for taxes on net investment income	(358)	—	(358)	—
Net investment income	35,932	16,770	64,064	47,447
Unrealized appreciation (depreciation):
Control investments	3,590	13,790	30,336	(39,605)
Affiliate investments	109	(45)	213	(1,839)
Non-control/Non-affiliate investments	(898)	87,225	83,842	(19,018)
Foreign currency forward contracts	1,116	(398)	2,226	380
Net unrealized appreciation (depreciation)	3,917	100,572	116,617	(60,082)
Realized gains (losses):
Control investments	—	—	—	777
Non-control/Non-affiliate investments	9,350	2,821	26,267	(18,117)
Extinguishment of unsecured notes payable	—	—	—	(2,541)
Foreign currency forward contracts	(740)	—	(3,586)	(490)
Net realized gains (losses)	8,610	2,821	22,681	(20,371)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(1,421)	68	(2,663)	1,613
Net realized and unrealized gains (losses), net of taxes	11,106	103,461	136,635	(78,840)
Net increase (decrease) in net assets resulting from operations	$47,038	$120,231	$200,699	$(31,393)
Net investment income per common share — basic and diluted	$0.20	$0.12	$0.41	$0.34
Earnings (loss) per common share — basic and diluted (Note 5)	$0.26	$0.85	$1.29	$(0.22)
Weighted average common shares outstanding — basic and diluted	180,361	140,961	155,970	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Operations:
Net investment income	$35,932	$16,770	$64,064	$47,447
Net unrealized appreciation (depreciation)	3,917	100,572	116,617	(60,082)
Net realized gains (losses)	8,610	2,821	22,681	(20,371)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(1,421)	68	(2,663)	1,613
Net increase (decrease) in net assets resulting from operations	47,038	120,231	200,699	(31,393)
Stockholder transactions:
Distributions to stockholders	(23,447)	(13,392)	(55,868)	(40,174)
Net increase (decrease) in net assets from stockholder transactions	(23,447)	(13,392)	(55,868)	(40,174)
Capital share transactions:
Issuance of common stock in connection with the Mergers	—	—	242,704	—
Issuance of common stock under dividend reinvestment plan	520	390	1,559	1,377
Repurchases of common stock under dividend reinvestment plan	(520)	(390)	(1,559)	(1,377)
Net increase (decrease) in net assets from capital share transactions	—	—	242,704	—
Total increase (decrease) in net assets	23,591	106,839	387,535	(71,567)
Net assets at beginning of period	1,278,823	752,224	914,879	930,630
Net assets at end of period	$1,302,414	$859,063	$1,302,414	$859,063
Net asset value per common share	$7.22	$6.09	$7.22	$6.09
Common shares outstanding at end of period	180,361	140,961	180,361	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$200,699	$(31,393)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	(116,617)	60,082
Net realized (gains) losses	(22,681)	20,371
PIK interest income	(11,487)	(5,290)
Accretion of original issue discount on investments	(18,032)	(8,378)
Accretion of original issue discount on unsecured notes payable	403	175
Amortization of deferred financing costs	3,030	1,565
Deferred taxes	112	(1,470)
Purchases of investments	(714,791)	(576,866)
Proceeds from the sales and repayments of investments	586,812	388,338
Cash acquired in the Mergers	20,945	—
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(3,434)	3,267
(Increase) decrease in due from portfolio companies	1,956	(103)
(Increase) decrease in receivables from unsettled transactions	8,199	(9,520)
(Increase) decrease in due from broker	(1,640)	—
(Increase) decrease in other assets	(1,444)	328
Increase (decrease) in accounts payable, accrued expenses and other liabilities	476	(686)
Increase (decrease) in base management fee and incentive fee payable	17,994	2,822
Increase (decrease) in due to affiliate	1,773	(476)
Increase (decrease) in interest payable	1,844	1,929
Increase (decrease) in payables from unsettled transactions	10,110	(52,424)
Increase (decrease) in director fees payable	(90)	—
Net cash provided by (used in) operating activities	(35,863)	(207,729)
Financing activities:
Distributions paid in cash	(54,309)	(38,797)
Borrowings under credit facilities	325,000	286,000
Repayments of borrowings under credit facilities	(515,525)	(134,000)
Repayments of unsecured notes	—	(161,250)
Issuance of unsecured notes	349,020	297,459
Repayments of secured borrowings	(9,341)	—
Repurchases of common stock under dividend reinvestment plan	(1,559)	(1,377)
Deferred financing costs paid	(7,844)	(4,835)
Deferred offering costs paid	—	(67)
Net cash provided by (used in) financing activities	85,442	243,133
Effect of exchange rate changes on foreign currency	(1,146)	(82)
Net increase (decrease) in cash and cash equivalents and restricted cash	48,433	35,322
Cash and cash equivalents and restricted cash, beginning of period	39,096	15,406
Cash and cash equivalents and restricted cash, end of period	$87,529	$50,728
Supplemental information:
Cash paid for interest	$15,583	$16,487
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,560	$1,377
Deferred financing costs	(592)	—
Issuance of shares in connection with the Mergers	242,704	—
Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2021	September 30, 2020
Cash and cash equivalents	$84,689	$39,096
Restricted cash	2,840	—
Total cash and cash equivalents and restricted cash	$87,529	$39,096

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(15)
34,984,460.37 Preferred Units				34,984	27,638	(15)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,451	27,451	27,451	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	—	(6)(15)(19)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,626	18,065	(12)(15)
				46,077	45,516
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	7,500	(11)(15)
100% equity interest				6,339	482	(11)(12)(15)
				6,339	7,982
OCSI Glick JV LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.70%		62,296	50,735	55,397	(6)(11)(15)
87.5% equity interest				—	—	(11)(16)(19)
				50,735	55,397
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	96,250	96,250	(6)(11)(15)(19)
87.5% LLC equity interest				49,322	36,695	(11)(12)(16)(19)
				145,572	132,945
Total Control Investments (20.7% of net assets)				$283,707	$269,478

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$11,924	$11,925	$11,680	(6)(15)(19)
1,609,201 Class A Units				764	579	(15)
1,019,168.80 Preferred Units, 6%				1,019	1,131	(15)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(15)
				13,708	13,390
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	569	(15)
				1,080	569
Total Affiliate Investments (1.1% of net assets)				$14,788	$13,959

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$10,987	$10,433	$10,240	(6)(15)
First Lien Revolver, PRIME+5.00% cash due 6/7/2022	8.25%		460	441	348	(6)(15)(19)
				10,874	10,588
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		4,746	4,550	4,766	(6)(15)(19)
				4,550	4,766
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			37,158	36,884	36,972	(11)(15)
				36,884	36,972
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.84%		5,365	5,010	5,340	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	7.84%		15,000	14,921	14,972	(6)
				19,931	20,312

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		$16,181	$15,775	$16,181	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(31)	—	(6)(15)(19)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		2,042	1,991	2,042	(6)(15)
				17,735	18,223
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		20,950	20,646	20,929	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	8.00%		179	146	177	(6)(15)(19)
				20,792	21,106
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		15,663	14,969	15,422	(6)(15)
				14,969	15,422
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(15)
				5,165	—
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.58%		14,555	14,122	14,568	(6)(11)
				14,122	14,568
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,708	29,382	(6)(11)(15)
				27,708	29,382
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(15)
				90	—
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+6.50% cash due 12/29/2023	7.50%		$24,157	21,473	22,970	(6)(15)
				21,473	22,970
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Tranche A due 6/24/2025			20,967	20,556	20,967	(11)(15)
Fixed Rate Bond 15% PIK Tranche B due 6/24/2025			20,512	20,151	20,512	(11)(15)
27,308 Common Shares				6,322	6,322	(15)
				47,029	47,801
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		15,415	13,772	15,145	(6)(11)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.75%		12,500	12,188	12,125	(6)(11)(15)
				25,960	27,270
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	8.75%		7,466	7,354	7,578	(6)(15)
				7,354	7,578
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		34,458	33,341	33,842	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		892	846	852	(6)(15)(19)
				34,187	34,694
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.44%		€1,942	2,154	2,294	(6)(11)(15)
First Lien Term Loan, UK LIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.19%		£18,449	23,139	25,486	(6)(11)(15)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$1,182	1,171	1,300	(11)
				26,464	29,080

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		$2,531	$2,216	$2,391	(6)
				2,216	2,391
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			42,145	40,386	41,829	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(274)	(158)	(11)(15)(19)
328,149 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				973	302	(11)(15)
				41,085	41,973
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		22,713	22,268	21,372	(6)(11)(15)
				22,268	21,372
The Avery		Real Estate Operating Companies
First Lien Delayed Draw Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.55%		21,760	21,293	21,959	(6)(15)(19)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	12.75%		4,954	4,851	4,959	(6)(15)(19)
				26,144	26,918
BAART Programs, Inc.		Health Care Equipment
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		7,166	7,059	7,130	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		3,583	3,529	3,565	(6)(15)
				10,588	10,695
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.13%		30,625	30,158	30,548	(6)
				30,158	30,548
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			3,979	3,980	3,979	(15)
1,293,324 Preferred Units in Unstoppable Automotive AMV, LLC				1,293	1,293	(15)
298,460 Preferred Units in Unstoppable Automotive VMV, LLC				298	298	(15)
298,460 Common Units in Unstoppable Automotive AMV, LLC				298	298	(15)
99,486 Common Units in Unstoppable Automotive VMV, LLC				100	99	(15)
				5,969	5,967
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		14,105	12,342	12,954	(6)(15)
				12,342	12,954
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		24,181	23,704	23,637	(6)(15)
				23,704	23,637
CircusTrix Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash 2.50% PIK due 7/16/2023	6.50%		10,571	8,611	7,879	(6)(15)
				8,611	7,879
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		11,664	11,531	11,621	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,899
				22,203	22,520
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		14,258	13,862	14,374	(6)
				13,862	14,374
Clear Channel Outdoor Holdings Inc.		Advertising
Fixed Rate Bond, 7.50% cash due 6/1/2029			7,137	7,137	7,398	(11)
				7,137	7,398

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			$37,851	$35,476	$31,795	(6)(15)
Common Stock Warrants expiration date 7/28/2025				648	1,917	(15)
				36,124	33,712
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.10%		9,535	9,282	9,451	(6)
				9,282	9,451
Conviva Inc.		Application Software
517,851 Shares of Series D Preferred Stock				605	894	(15)
				605	894
CorEvitas, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		10,222	10,089	10,130	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		1,215	1,172	1,182	(6)(15)(19)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		305	281	289	(6)(15)(19)
1,099 Class A2 Common Units in CorEvitas Holdings, L.P.				1,038	1,177	(15)
				12,580	12,778
Coty Inc.		Personal Products
First Lien Revolver, LIBOR+1.75% cash due 4/5/2023			—	(712)	(395)	(6)(11)(15)(19)
				(712)	(395)
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		18,433	17,911	18,249	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(13)	(13)	(6)(15)(19)
				17,898	18,236
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		16,787	16,535	17,123	(6)(11)(15)
				16,535	17,123
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.00%		6,680	6,647	6,789	(6)
				6,647	6,789
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		10,028	9,633	9,857	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027			—	(30)	(18)	(6)(15)(19)
				9,603	9,839
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.50%		8,974	8,884	8,869	(6)(15)
				8,884	8,869
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 12/31/2021	9.00%		3,750	3,739	3,746	(6)(15)
				3,739	3,746
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	274	(15)
12,500 Class B Common Units				—	—	(15)
				488	274
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.60%		7,030	6,566	6,984	(6)
				6,566	6,984
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			11,359	10,680	11,075	(11)(15)
331,200 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				405	434	(11)(15)
				11,085	11,509

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.15%		$16,721	$16,479	$16,716	(6)(15)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.65%		6,250	6,210	6,219	(6)(15)
				22,689	22,935
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+9.00% cash due 6/29/2023	10.00%		26,668	26,062	26,188	(6)(15)
First Lien Revolver, LIBOR+9.00% cash due 6/29/2023	10.00%		1,280	1,247	1,251	(6)(15)(19)
				27,309	27,439
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		8,652	8,404	8,686	(6)
				8,404	8,686
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		2,839	2,016	2,418	(6)
First Lien Revolver, LIBOR+4.00% cash due 12/27/2021			—	(704)	(377)	(6)(15)(19)
				1,312	2,041
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%		1,007	979	1,011	(6)(11)
				979	1,011
IBG Borrower LLC		Apparel, Accessories & Luxury Goods
First Lien Term Loan, LIBOR+7.00% cash due 8/2/2022	7.19%		6,096	5,902	6,096	(6)(15)
				5,902	6,096
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		25,635	24,972	25,489	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		1,176	1,144	1,170	(6)(15)
				26,116	26,659
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		8,679	8,431	8,592	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		21,640	20,993	21,424	(6)(15)
				29,424	30,016
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(15)
				113	—
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+5.00% cash due 3/29/2024	6.00%		18,897	18,724	18,708	(6)(15)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		11,366	11,155	11,139	(6)(15)
				29,879	29,847
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%		37,266	36,169	36,520	(6)(15)
				36,169	36,520
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+8.50% cash due 12/1/2028	9.50%		17,346	16,847	17,346	(6)(15)
				16,847	17,346
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		22,870	21,686	22,802	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.50% cash due 1/29/2027			—	—	—	(6)(15)(19)
				21,686	22,802

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Lanai Holdings III, Inc.		Health Care Distributors
First Lien Term Loan, PRIME+3.75% cash due 8/29/2022	7.00%		$12,846	$12,763	$12,823	(6)
				12,763	12,823
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			15,739	15,506	15,786	(6)(11)(15)(19)
				15,506	15,786
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(15)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		41,538	40,494	41,330	(6)(15)
				40,494	41,330
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.83%		3,980	3,719	3,978	(6)
				3,719	3,978
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.85%		10,140	10,077	10,140	(6)
				10,077	10,140
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+3.75% cash due 10/19/2027	4.75%		2,735	2,566	2,750	(6)
				2,566	2,750
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			3,441	3,374	3,372	(11)(15)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(11)(15)(19)
				3,374	3,372
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	4.60%		28,602	27,961	28,584	(6)
				27,961	28,584
MedAssets Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+7.75% cash due 1/29/2029	8.50%		14,137	13,868	13,960	(6)(15)
				13,868	13,960
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		16,526	15,357	16,161	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023			—	(126)	(116)	(6)(15)(19)
				15,231	16,045
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%		38,626	37,270	36,734	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(82)	(196)	(6)(15)(19)
				37,188	36,538
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022			—	(9)	(9)	(6)(15)(19)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		11,000	10,821	10,906	(6)(15)
				10,812	10,897
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		25,398	24,835	25,429	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(42)	4	(6)(15)(19)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	2	(6)(15)(19)
				24,780	25,435

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		$22,560	$22,146	$22,334	(6)(15)
				22,146	22,334
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		46,204	44,303	45,095	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(204)	(131)	(6)(15)(19)
				44,099	44,964
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		59,458	58,048	57,972	(6)(11)(15)
				58,048	57,972
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%		8,364	7,830	8,364	(6)
				7,830	8,364
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		52,460	51,169	52,460	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025			—	(61)	(39)	(6)(15)(19)
				51,108	52,421
OmniSYS Acquisition Corporation		Diversified Support Services
100,000 Common Units in OSYS Holdings, LLC				1,000	617	(15)
				1,000	617
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	5.50%		3,611	3,398	3,613	(6)
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	11.50%		12,498	12,498	12,477	(6)(15)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	2,060	(15)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(15)
				17,863	18,150
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			9,123	9,123	9,613
				9,123	9,613
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		9,975	9,484	10,022	(6)
				9,484	10,022
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.61%		51,530	50,297	51,272	(6)(15)
				50,297	51,272
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				752	114	(11)(16)(19)
				752	114
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		28,627	28,198	28,699	(6)(15)
				28,198	28,699
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/12/2026	9.00%		13,764	13,502	13,901	(6)(15)
				13,502	13,901
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		41,502	40,705	40,672	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(68)	(71)	(6)(15)(19)
				40,637	40,601

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.75%		$34,204	$33,036	$33,520	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(46)	(50)	(6)(15)(19)
80,515 Class B Common Units				79	81	(15)
				33,069	33,551
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+8.50% cash due 9/15/2023	9.75%		22,193	20,295	21,749	(6)(15)
				20,295	21,749
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.10%		5,250	5,147	5,250	(6)(15)
				5,147	5,250
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		21,283	20,223	21,629	(6)
				20,223	21,629
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, UK LIBOR+6.00% cash due 1/29/2028	6.11%		£3,501	4,618	4,734	(6)(11)
				4,618	4,734
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—
Refac Optical Group		Specialty Stores
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—	(15)
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—	(15)
1,000 Series A-1 Preferred Stock in Refac Holdings, Inc., 10%				999	—	(15)
				1,305	—
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			$22,356	21,814	21,842	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(54)	(51)	(6)(15)(19)
				21,760	21,791
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.10%		3,542	3,515	3,554	(6)
				3,515	3,554
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	4.15%		9,750	9,175	9,735	(6)(15)
				9,175	9,735
RS Ivy Holdco, Inc.		Oil & Gas Exploration & Production
First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%		2,488	2,335	2,489	(6)(15)
				2,335	2,489
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		1,823	1,710	1,825	(6)
				1,710	1,825
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%		5,326	5,028	5,292	(6)(15)
				5,028	5,292
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			7,817	6,475	6,988	(15)
				6,475	6,988
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(15)
				367	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.60%		$5,911	$5,241	$5,584	(6)
				5,241	5,584
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/15/2029	8.75%		9,109	8,972	9,200	(6)(15)
				8,972	9,200
Sorrento Therapeutics, Inc.		Biotechnology
50,000 Common Stock Units				197	485	(11)
				197	485
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		1,197	1,113	1,198	(6)
				1,113	1,198
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Delayed Draw Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€12,401	14,121	14,406	(6)(11)(15)(19)
				14,121	14,406
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$43,160	41,813	42,427	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/13/2022	7.00%		5,437	5,337	5,330	(6)(15)(19)
				47,150	47,757
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%		8,598	7,536	8,060	(6)
				7,536	8,060
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,464	12,256	(6)(15)
				12,464	12,256
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		9,448	9,312	9,489	(6)
				9,312	9,489
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	9.25%		5,203	5,125	5,203	(6)(15)
				5,125	5,203
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		18,556	18,031	18,278	(6)(15)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(30)	(26)	(6)(15)(19)
				18,001	18,252
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2024	10.50%		29,663	29,328	29,371	(6)(15)
668,879 Common Units of TerSera Holdings LLC				2,192	3,487	(15)
				31,520	32,858
TGNR HoldCo LLC		Integrated Oil & Gas
Subordinated Debt, 11.50% cash due 5/14/2026			4,984	4,836	4,834	(11)(15)(20)
				4,836	4,834
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+6.00% cash due 12/4/2026	7.00%		6,651	6,618	6,618	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 12/4/2026	7.00%		396	392	392	(6)(15)(19)
				7,010	7,010

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		$22,831	$22,018	$22,603	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		4,588	4,354	4,436	(6)(15)(19)
8,434 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				101	103	(15)
284,650.32 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				2,409	3,478	(15)
15,468 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				15,252	16,342	(15)(19)
				44,134	46,962
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.36%		16,788	16,680	17,079	(6)
				16,680	17,079
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	525	(15)
				60	525
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.85%		6,878	6,774	6,843	(6)(15)
				6,774	6,843
Velocity Commercial Capital, LLC		Thrifts & Mortgage Finance
First Lien Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		16,010	15,391	15,930	(6)(15)
				15,391	15,930
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		5,955	5,591	6,001	(6)
				5,591	6,001
Verscend Holding Corp.		Health Care Technology
Fixed Rate Bond, 9.75% cash due 8/15/2026			2,756	2,774	2,908
				2,774	2,908
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				675	440	(15)
7,500 Class A Common Stock Units				75	—	(15)
				750	440
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		1,881	1,863	1,872	(6)(15)
139 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	—	(15)
				1,863	1,872
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		31,679	30,372	31,826	(6)
18,032 Shares of Common Stock in Windstream Holdings II, LLC				216	298	(15)
109,420 Warrants in Windstream Holdings II, LLC				1,842	1,805	(15)
				32,430	33,929
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		4,380	3,990	4,299	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		16,000	15,744	15,653	(6)(15)
				19,734	19,952

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		$14,188	$13,908	$13,982	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(519)	(382)	(6)(15)(19)
				13,389	13,600
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.00%		6,511	6,152	6,438	(6)
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.25%		22,748	22,690	22,248	(6)(15)
				28,842	28,686
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.55%		£18,000	23,770	24,711	(6)(11)
				23,770	24,711
Total Non-Control/Non-Affiliate Investments (157.9% of net assets)				$2,021,729	$2,055,864
Total Portfolio Investments (179.6% of net assets)				$2,320,224	$2,339,301
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$72,407	$72,407
Other cash accounts				15,122	15,122
Total Cash and Cash Equivalents and Restricted Cash (6.7% of net assets)				$87,529	$87,529
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (186.3% of net assets)				$2,407,753	$2,426,830

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$53,390	£37,709	8/12/2021	JPMorgan Chase Bank, N.A.	$1,292
Foreign currency forward contract	$46,457	€38,165	8/12/2021	JPMorgan Chase Bank, N.A.	1,157
					$2,449

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(267)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2021
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
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.13%, the 90-day LIBOR at 0.15%, the 180-day LIBOR at 0.17%, the 360-day LIBOR at 0.25%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.05%, the 180-day UK LIBOR at 0.04%, the 30-day EURIBOR at (0.58)%, the 90-day EURIBOR at (0.55)% and the 180-day EURIBOR at (0.54)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2021 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2021, qualifying assets represented 75.2% of the Company's total assets and non-qualifying assets represented 24.8% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructure that occurred during the three months ended June 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of June 30, 2021, the accumulated PIK interest balance for each of the A notes and the B notes was $0.1 million.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)As of June 30, 2021, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment represents a participation interest in the underlying securities shown.
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
The Company is externally managed by Oaktree Fund Advisors, LLC ("Oaktree"), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree (as amended and restated, the "Investment Advisory Agreement"). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC ("Oaktree Administrator"), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the "Administration Agreement"). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
On March 19, 2021, the Company acquired Oaktree Strategic Income Corporation (“OCSI”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 28, 2020, by and among OCSI, the Company, Lion Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OCSI, with OCSI as the surviving corporation (the “Merger”), and, immediately following the Merger, OCSI was then merged with and into the Company, with the Company as the surviving company (together with the Merger, the “Mergers”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of OCSI’s common stock was converted into the right to receive 1.3371 shares of the Company’s common stock (with OCSI’s stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Mergers, the Company issued an aggregate of 39,400,011 shares of its common stock to former OCSI stockholders. See Note 15. "Merger with OCSI".

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
The fair value of the Company's investments as of June 30, 2021 and September 30, 2020 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset, net," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "due

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

from broker," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
Interest Rate Swaps
The Company uses an interest rate swap to hedge some of the Company's fixed rate debt. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in due from broker on the Company's Consolidated Statements of Assets and Liabilities.
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
As of June 30, 2021, included in restricted cash was $2.8 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.8 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement.
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
Note 3. Portfolio Investments
As of June 30, 2021, 179.6% of net assets at fair value, or $2.3 billion, was invested in 135 portfolio companies, including (i) $132.9 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $55.4 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of June 30, 2021, 6.7% of net assets at fair value, or $87.5 million, was invested in cash and cash equivalents (including $2.8 million of restricted cash). In comparison, as of September 30, 2020, 172.0% of net assets at fair value, or $1.6 billion, was invested in 113 portfolio investments, including $117.4 million in subordinated notes and LLC equity interests of SLF JV I, and 4.3% of net assets at fair value, or $39.1 million, was invested in cash and cash equivalents. As of June 30, 2021, 86.7% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.9% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2020, 84.1% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.3% consisted of subordinated debt investments, including the debt investment in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2021, the Company recorded net realized gains of $8.6 million and $22.7 million, respectively. During the three and nine months ended June 30, 2020, the Company recorded net realized gains (losses) of $2.8 million and $(20.4) million, respectively. During the three and nine months ended June 30, 2021, the Company recorded net unrealized appreciation of $3.9 million and $116.6 million, respectively. During the three and nine months ended June 30, 2020, the Company recorded net unrealized appreciation (depreciation) of $100.6 million and $(60.1) million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's investments as of June 30, 2021 and September 30, 2020 at cost and fair value was as follows:

	June 30, 2021		September 30, 2020
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,013,006	$2,059,352	$1,422,487	$1,388,605
Investments in equity securities	110,911	91,607	101,111	67,806
Debt investments in the JVs	146,985	151,647	96,250	96,250
Equity investments in the JVs	49,322	36,695	49,322	21,190
Total	$2,320,224	$2,339,301	$1,669,170	$1,573,851

The following table presents the composition of the Company's debt investments as of June 30, 2021 and September 30, 2020 at fixed rates and floating rates:

	June 30, 2021		September 30, 2020
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,021,011	91.41%	$1,311,509	88.33%
Fixed rate debt securities	189,988	8.59	173,346	11.67
Total	$2,210,999	100.00%	$1,484,855	100.00%

The following table presents the financial instruments carried at fair value as of June 30, 2021 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$365,467	$1,661,587	$—	$2,027,054
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	22,505	161,440	—	183,945
Investments in equity securities (preferred)	—	—	52,460	—	52,460
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	485	—	38,548	36,809	75,842
Total investments at fair value	485	387,972	1,914,035	36,809	2,339,301
Cash equivalents	72,407	—	—	—	72,407
Derivative assets	—	2,449	—	—	2,449
Total assets at fair value	$72,892	$390,421	$1,914,035	$36,809	$2,414,157
Derivative liability	$—	$267	$—	$—	$267
Total liabilities at fair value	$—	$267	$—	$—	$267
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

The following table provides a roll-forward in the changes in fair value from March 31, 2021 to June 30, 2021 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2021	$1,590,290	$157,954	$51,796	$50,339	$1,850,379
Purchases	153,259	5,041	—	—	158,300
Sales and repayments	(91,799)	(2,977)	—	(22,422)	(117,198)
Transfers in (a)	—	—	—	6,322	6,322
Transfers out (a)	(6,322)	—	—	—	(6,322)
Capitalized PIK interest income	4,243	—	—	—	4,243
Accretion of OID	7,383	297	—	—	7,680
Net unrealized appreciation (depreciation)	4,585	781	664	(2,784)	3,246
Net realized gains (losses)	(52)	344	—	7,093	7,385
Fair value as of June 30, 2021	$1,661,587	$161,440	$52,460	$38,548	$1,914,035
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2021	$11,295	$1,085	$664	$656	$13,700
(a) There was one transfer from senior secured debt to common equity and warrants during the three months ended June 30, 2021 as a result of an investment restructuring, in which $6.3 million of senior secured debt was exchanged for $6.3 million of common equity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2020 to June 30, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2020	$720,110	$105,167	$31,367	$45,150	$901,794
Purchases	95,154	48,663	—	80	143,897
Sales and repayments	(23,010)	(93)	—	(2,889)	(25,992)
Capitalized PIK interest income	1,316	—	—	—	1,316
Accretion of OID	1,524	473	—	—	1,997
Net unrealized appreciation (depreciation)	24,035	12,820	(1,429)	(1,805)	33,621
Net realized gains (losses)	—	—	—	2,475	2,475
Fair value as of June 30, 2020	$819,129	$167,030	$29,938	$43,011	$1,059,108
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2020	$24,794	$12,820	$(1,429)	$(127)	$36,058

The following table provides a roll-forward in the changes in fair value from September 30, 2020 to June 30, 2021 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2020	$904,237	$126,152	$29,959	$35,080	$1,095,428
Purchases (a)	923,185	51,327	19,958	2,377	996,847
Sales and repayments	(246,671)	(44,191)	(31)	(28,622)	(319,515)
Transfers in (b)(c)(d)	18,458	—	—	6,759	25,217
Transfers out (d)	(6,322)	—	—	—	(6,322)
Capitalized PIK interest income	10,991	—	—	—	10,991
Accretion of OID	11,806	1,328	—	—	13,134
Net unrealized appreciation (depreciation)	47,469	18,089	2,543	12,618	80,719
Net realized gains (losses)	(1,566)	8,735	31	10,336	17,536
Fair value as of June 30, 2021	$1,661,587	$161,440	$52,460	$38,548	$1,914,035
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2021	$51,977	$4,770	$2,543	$12,429	$71,719
__________
(a) Includes the Level 3 investments acquired in connection with the Mergers during the nine months ended June 30, 2021.
(b) There were transfers into Level 3 from Level 2 for certain investments during the nine months ended June 30, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There was a transfer into Level 3 from Level 2 as a result of an investment restructuring in which Level 2 senior secured debt was exchanged for Level 3 senior secured debt and common equity.
(d) There was one transfer from senior secured debt to common equity and warrants during the nine months ended June 30, 2021 as a result of an investment restructuring, in which $6.3 million of senior secured debt was exchanged for $6.3 million of common equity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to June 30, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2019	$653,334	$110,309	$40,578	$41,006	$845,227
Purchases	334,339	49,728	—	1,408	385,475
Sales and repayments	(177,958)	(3,956)	(1,388)	(9,463)	(192,765)
Transfers in (a)(b)	67,939	5,113	—	18,625	91,677
Transfers out (a)(b)	(33,625)	—	—	—	(33,625)
Capitalized PIK interest income	4,276	—	—	—	4,276
Accretion of OID	5,089	1,090	—	—	6,179
Net unrealized appreciation (depreciation)	(5,362)	19,088	(9,747)	(15,655)	(11,676)
Net realized gains (losses)	(28,903)	(14,342)	495	7,090	(35,660)
Fair value as of June 30, 2020	$819,129	$167,030	$29,938	$43,011	$1,059,108
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2020	$(33,050)	$7,698	$(9,145)	$(13,658)	$(48,155)
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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of June 30, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,134,429	Market Yield	Market Yield	(b)	6.9%	-	30.0%	10.5%
	35,330	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	8.0x	4.1x
	7,500	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	6,096	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	478,232	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	9,793	Market Yield	Market Yield	(b)	13.0%	-	14.0%	13.5%
Debt Investments in the JVs	151,647	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	5,782	Enterprise Value	Revenue Multiple	(c)	0.9x	-	13.8x	3.0x
	78,422	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	18.0x	8.7x
	482	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	6,322	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$1,914,035
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2021 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$350,000	$350,000	$—	$—	$350,000
Citibank Facility payable	114,057	114,057	—	—	114,057
2025 Notes payable (net of unamortized financing costs and unaccreted discount)	295,427	315,159	—	315,159	—
2027 Notes payable (net of unamortized financing costs and unaccreted discount)	344,615	356,587	—	356,587	—
Total	$1,104,099	$1,135,803	$—	$671,746	$464,057

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$414,825	$414,825	$—	$—	$414,825
2025 Notes payable (net of unamortized financing costs and unaccreted discount)	294,490	301,431	—	301,431	—
Total	$709,315	$716,256	$—	$301,431	$414,825

The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. The Company used market quotes as of the valuation date to estimate the fair value of its 3.500% notes due 2025 ("2025 Notes") and 2.700% notes due 2027 ("2027 Notes"), which are included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,981,565	85.40%	$1,345,012	80.58%
Debt investments in the JVs	146,985	6.33%	96,250	5.77%
Preferred equity	59,508	2.56%	39,550	2.37%
Common equity and warrants	51,403	2.22%	61,561	3.69%
LLC equity interests of the JVs	49,322	2.13%	49,322	2.95%
Subordinated debt	31,441	1.36%	77,475	4.64%
Total	$2,320,224	100.00%	$1,669,170	100.00%

	June 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,027,054	86.66%	155.63%	$1,323,043	84.06%	144.61%
Debt investments in the JVs	151,647	6.48%	11.64%	96,250	6.12%	10.52%
Preferred equity	52,460	2.24%	4.03%	29,959	1.90%	3.27%
Common equity and warrants	39,147	1.67%	3.01%	37,847	2.40%	4.14%
LLC equity interests of the JVs	36,695	1.57%	2.82%	21,190	1.35%	2.32%
Subordinated debt	32,298	1.38%	2.48%	65,562	4.17%	7.17%
Total	$2,339,301	100.00%	179.61%	$1,573,851	100.00%	172.03%

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

	June 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Northeast	$637,468	27.48%	$495,440	29.69%
West	411,321	17.73%	330,468	19.80%
Midwest	345,589	14.89%	285,674	17.11%
International	281,324	12.12%	210,963	12.64%
Southwest	260,065	11.21%	67,867	4.07%
Southeast	208,553	8.99%	171,330	10.26%
South	92,196	3.97%	72,150	4.32%
Northwest	83,708	3.61%	35,278	2.11%
Total	$2,320,224	100.00%	$1,669,170	100.00%

	June 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$633,580	27.08%	48.64%	$446,499	28.38%	48.81%
West	418,713	17.90%	32.15%	325,708	20.69%	35.60%
Midwest	343,961	14.70%	26.41%	252,482	16.04%	27.60%
International	291,187	12.45%	22.36%	213,741	13.58%	23.36%
Southwest	262,777	11.23%	20.18%	65,647	4.17%	7.18%
Southeast	214,011	9.15%	16.43%	165,516	10.52%	18.09%
South	90,908	3.89%	6.98%	70,551	4.48%	7.71%
Northwest	84,164	3.60%	6.46%	33,707	2.14%	3.68%
Total	$2,339,301	100.00%	179.61%	$1,573,851	100.00%	172.03%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Application Software	$328,780	14.18%	$162,536	9.71%
Multi-Sector Holdings (1)	196,307	8.46	148,116	8.87
Data Processing & Outsourced Services	170,654	7.36	109,744	6.57
Pharmaceuticals	119,285	5.14	99,471	5.96
Biotechnology	114,296	4.93	89,447	5.36
Personal Products	104,300	4.50	50,091	3.00
Industrial Machinery	79,456	3.42	15,081	0.90
Health Care Services	77,113	3.32	71,139	4.26
Construction & Engineering	67,244	2.90	13,277	0.80
Specialized Finance	64,787	2.79	51,909	3.11
Internet & Direct Marketing Retail	64,357	2.77	14,802	0.89
Aerospace & Defense	58,790	2.53	27,964	1.68
Integrated Telecommunication Services	50,293	2.17	44,583	2.67
Specialty Chemicals	46,740	2.01	44,786	2.68
Internet Services & Infrastructure	46,672	2.01	28,631	1.72
Fertilizers & Agricultural Chemicals	44,099	1.90	33,743	2.02
Electrical Components & Equipment	44,001	1.90	20,934	1.25
Diversified Support Services	41,403	1.78	18,797	1.13
Real Estate Services	40,494	1.75	39,023	2.34
Oil & Gas Storage & Transportation	37,436	1.61	26,615	1.59
Oil & Gas Refining & Marketing	36,065	1.55	31,132	1.87
Real Estate Operating Companies	30,694	1.32	—	—
Health Care Supplies	29,424	1.27	21,660	1.30
Advertising	28,610	1.23	13,611	0.82
Property & Casualty Insurance	27,961	1.21	47,995	2.88
Insurance Brokers	26,464	1.14	17,546	1.05
Movies & Entertainment	25,960	1.12	44,691	2.68
Leisure Facilities	24,000	1.03	1,887	0.11
Independent Power Producers & Energy Traders	23,704	1.02	21,462	1.29
Managed Health Care	22,689	0.98	27,479	1.65
Airport Services	22,268	0.96	22,376	1.34
Airlines	21,845	0.94	10,535	0.63
Commercial Printing	20,049	0.86	7,868	0.47
Health Care Technology	16,642	0.72	21,499	1.29
Thrifts & Mortgage Finance	16,143	0.70	938	0.06
Other Diversified Financial Services	14,234	0.61	113	0.01
Health Care Distributors	12,763	0.55	12,810	0.77
Auto Parts & Equipment	12,464	0.54	33,649	2.02
Apparel, Accessories & Luxury Goods	11,067	0.48	13,734	0.82
Health Care Equipment	10,588	0.46	—	—
Electronic Components	10,077	0.43	25,600	1.53
IT Consulting & Other Services	10,032	0.43	14,919	0.89
Restaurants	9,312	0.40	10,248	0.61
Research & Consulting Services	7,354	0.32	24,837	1.49
Leisure Products	7,010	0.30	—	—
Systems Software	6,647	0.29	20,694	1.24
Alternative Carriers	6,566	0.28	—	—
Automotive Retail	5,969	0.26	—	—
Integrated Oil & Gas	4,836	0.21	—	—
Food Distributors	4,618	0.20	—	—
Food Retail	3,739	0.16	6,851	0.41
Diversified Banks	3,515	0.15	—	—
Oil & Gas Exploration & Production	2,335	0.10	—	—
Construction Materials	2,216	0.10	2,150	0.13
Housewares & Specialties	1,863	0.08	—	—
Metal & Glass Containers	1,710	0.07	11,273	0.68
Specialty Stores	1,305	0.06	1,305	0.08
Education Services	979	0.04	22,926	1.37
General Merchandise Stores	—	—	19,220	1.15
Hotels, Resorts & Cruise Lines	—	—	15,378	0.92
Diversified Real Estate Activities	—	—	15,288	0.92
Trading Companies & Distributors	—	—	10,228	0.61
Oil & Gas Equipment & Services	—	—	3,313	0.20
Health Care Facilities	—	—	3,133	0.19
Specialized REITs	—	—	133	0.01
Total	$2,320,224	100.00%	$1,669,170	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$334,782	14.30%	25.74%	$160,591	10.21%	17.57%
Multi-Sector Holdings (1)	188,342	8.05	14.46	121,751	7.74	13.31
Data Processing & Outsourced Services	165,343	7.07	12.70	99,589	6.33	10.89
Pharmaceuticals	124,186	5.31	9.54	103,092	6.55	11.27
Biotechnology	116,640	4.99	8.96	96,624	6.14	10.56
Personal Products	106,769	4.56	8.20	51,024	3.24	5.58
Industrial Machinery	80,919	3.46	6.21	11,643	0.74	1.27
Health Care Services	76,749	3.28	5.89	59,925	3.81	6.55
Internet & Direct Marketing Retail	68,591	2.93	5.27	15,307	0.97	1.67
Construction & Engineering	68,382	2.92	5.25	13,465	0.86	1.47
Specialized Finance	65,540	2.80	5.03	48,425	3.08	5.29
Aerospace & Defense	61,000	2.61	4.68	24,521	1.56	2.68
Integrated Telecommunication Services	52,079	2.23	4.00	41,091	2.61	4.49
Specialty Chemicals	46,922	2.01	3.60	39,008	2.48	4.26
Internet Services & Infrastructure	46,560	1.99	3.57	26,587	1.69	2.91
Fertilizers & Agricultural Chemicals	44,964	1.92	3.45	33,719	2.14	3.69
Electrical Components & Equipment	44,415	1.90	3.41	20,465	1.30	2.24
Diversified Support Services	42,558	1.82	3.27	17,689	1.12	1.93
Real Estate Services	41,330	1.77	3.17	37,723	2.40	4.12
Oil & Gas Refining & Marketing	36,894	1.58	2.83	29,826	1.90	3.26
Oil & Gas Storage & Transportation	35,753	1.53	2.75	25,749	1.64	2.81
Real Estate Operating Companies	31,684	1.35	2.43	—	—	—
Advertising	30,368	1.30	2.33	13,440	0.85	1.47
Health Care Supplies	30,016	1.28	2.30	21,634	1.37	2.36
Insurance Brokers	29,080	1.24	2.23	18,083	1.15	1.98
Property & Casualty Insurance	28,584	1.22	2.19	46,737	2.97	5.11
Movies & Entertainment	27,270	1.17	2.09	43,592	2.77	4.76
Airlines	23,768	1.02	1.82	13,132	0.83	1.44
Independent Power Producers & Energy Traders	23,637	1.01	1.81	20,812	1.32	2.27
Managed Health Care	22,935	0.98	1.76	26,681	1.70	2.92
Leisure Facilities	22,054	0.94	1.69	—	—	—
Airport Services	21,372	0.91	1.64	21,283	1.35	2.33
Commercial Printing	20,323	0.87	1.56	7,334	0.47	0.80
Health Care Technology	16,868	0.72	1.30	22,058	1.40	2.41
Thrifts & Mortgage Finance	16,044	0.69	1.23	353	0.02	0.04
Other Diversified Financial Services	14,406	0.62	1.11	—	—	—
Health Care Distributors	12,823	0.55	0.98	12,260	0.78	1.34
Auto Parts & Equipment	12,256	0.52	0.94	31,382	1.99	3.43
Health Care Equipment	10,695	0.46	0.82	—	—	—
Electronic Components	10,140	0.43	0.78	26,552	1.69	2.90
IT Consulting & Other Services	9,891	0.42	0.76	13,905	0.88	1.52
Restaurants	9,489	0.41	0.73	7,886	0.50	0.86
Research & Consulting Services	7,578	0.32	0.58	24,212	1.54	2.65
Leisure Products	7,010	0.30	0.54	49	—	0.01
Alternative Carriers	6,984	0.30	0.54	—	—	—
Systems Software	6,789	0.29	0.52	20,481	1.30	2.24
Apparel, Accessories & Luxury Goods	6,096	0.26	0.47	7,856	0.50	0.86
Automotive Retail	5,967	0.26	0.46	—	—	—
Integrated Oil & Gas	4,834	0.21	0.37	—	—	—
Food Distributors	4,734	0.20	0.36	—	—	—
Food Retail	3,746	0.16	0.29	6,998	0.44	0.76
Diversified Banks	3,554	0.15	0.27	—	—	—
Oil & Gas Exploration & Production	2,489	0.11	0.19	—	—	—
Construction Materials	2,391	0.10	0.18	2,073	0.13	0.23
Housewares & Specialties	1,872	0.08	0.14	—	—	—
Metal & Glass Containers	1,825	0.08	0.14	11,833	0.75	1.29
Education Services	1,011	0.04	0.08	7,088	0.45	0.77
General Merchandise Stores	—	—	—	17,877	1.14	1.95
Hotels, Resorts & Cruise Lines	—	—	—	17,081	1.09	1.87
Diversified Real Estate Activities	—	—	—	16,846	1.07	1.84
Trading Companies & Distributors	—	—	—	10,069	0.64	1.10
Health Care Facilities	—	—	—	3,640	0.23	0.40
Oil & Gas Equipment & Services	—	—	—	2,588	0.16	0.28
Specialized REITs	—	—	—	222	0.01	0.02
Total	$2,339,301	100.00%	179.61%	$1,573,851	100.00%	172.03%
___________________
(1)This industry includes the Company's investments in the JVs and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2021 and September 30, 2020, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I are referred to as the SLF JV I Notes. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2021 and September 30, 2020, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million and $250.0 million of borrowings (subject to borrowing base and other limitations) as of June 30, 2021 and September 30, 2020, respectively. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2021, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date for the SLF JV I Deutsche Bank Facility was May 3, 2028. As of June 30, 2021, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% per annum for the first year after the reinvestment period, plus 2.25% for the following year and plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. Under the SLF JV I Deutsche Bank Facility, $209.6 million and $167.9 million of borrowings were outstanding as of June 30, 2021 and September 30, 2020, respectively.
As of June 30, 2021 and September 30, 2020, SLF JV I had total assets of $386.5 million and $313.5 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 57 and 56 portfolio companies as of June 30, 2021 and September 30, 2020, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of June 30, 2021, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $132.9 million in aggregate, at fair value. As of September 30, 2020, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.4 million in aggregate, at fair value.
As of June 30, 2021 and September 30, 2020, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of June 30, 2021, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I. As of September 30, 2020, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Senior secured loans (1)	$359,079	$307,579
Weighted average interest rate on senior secured loans (2)	5.61%	5.44%
Number of borrowers in SLF JV I	57	56
Largest exposure to a single borrower (1)	$9,938	$10,487
Total of five largest loan exposures to borrowers (1)	$47,100	$49,097
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of June 30, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.84%	Diversified Support Services	$9,135	$9,106	$9,092	(4)
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	7,832	7,654	7,711	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.58%	Electrical Components & Equipment	5,957	5,855	5,963	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.15%	Integrated Telecommunication Services	4,607	4,440	4,606
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,682	9,749
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,900	7,821	7,762	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.90%	Personal Products	2,806	2,216	2,257
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,561	4,533	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	154	149	147	(4)(5)
Total Apptio, Inc.				4,769	4,710	4,680
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,419	6,293	6,040	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Equipment	6,750	6,683	6,716
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027		Health Care Equipment	—	(8)	(4)	(5)
Total BAART Programs, Inc.				6,750	6,675	6,712
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.10%	Data Processing & Outsourced Services	9,700	9,686	9,604
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	3.85%	Systems Software	6,662	6,589	6,632
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.09%	Oil & Gas Equipment & Services	7,272	7,252	7,112
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,129	7,058	7,187	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+3.50% cash due 12/11/2026	4.50%	Alternative Carriers	7,381	7,220	7,400
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.10%	IT Consulting & Other Services	4,975	4,810	4,930	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.15%	Biotechnology	5,895	5,851	5,888
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.10%	Internet Services & Infrastructure	7,900	7,880	7,920
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Forest Products	5,893	5,834	5,959
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,425	7,351	7,468
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/25/2028	5.75%	Leisure Products	7,500	7,425	7,500
GI Chill Acquisition LLC	First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.15%	Managed Health Care	3,731	3,748	3,730	(4)
GI Chill Acquisition LLC	Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.65%	Managed Health Care	3,750	3,670	3,731	(4)
Total GI Chill Acquisition LLC				7,481	7,418	7,461
Gigamon, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 12/27/2024	4.50%	Systems Software	7,619	7,581	7,648

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	$2,220	$2,181	$2,233
Grab Holdings Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%	Interactive Media & Services	2,993	2,910	3,045
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/28/2026	6.00%	Pharmaceuticals	7,500	7,350	7,350
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,547	3,633
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	1,943	1,769	1,960
Total Intelsat Jackson Holdings S.A.				5,511	5,316	5,593
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	9,938	9,645	9,739	(4)
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%	Real Estate Services	7,462	7,392	7,425	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.83%	Application Software	7,960	7,827	7,957	(4)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.60%	Electronic Components	7,462	7,341	7,373
Maravai Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 10/19/2027	4.75%	Biotechnology	6,838	6,769	6,874	(4)
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,598	4,544	4,373	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(6)	(23)	(4)(5)
Total Mindbody, Inc.				4,598	4,538	4,350
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,844	3,809	3,849	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(6)	3	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	—	(4)(5)
Total MRI Software LLC				3,844	3,800	3,852
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.10%	Health Care Technology	5,925	5,894	5,944
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	6,773	6,754	6,756
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,884	5,871	5,891
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%	Application Software	7,871	7,836	7,872	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	6,313	6,226	6,313	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(8)	(4)	(4)(5)
Total Olaplex, Inc.				6,313	6,218	6,309
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	4,988	4,806	5,011	(4)
PaySimple, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.61%	Data Processing & Outsourced Services	7,462	7,427	7,425	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	4,503	4,435	4,514	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	4,983	4,887	4,883	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(8)	(8)	(4)(5)
Total Pluralsight, LLC				4,983	4,879	4,875
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	6,965	6,861	6,969	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,735	2,707	2,738	(4)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	4,916	4,881	4,885	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	$8,310	$8,297	$7,812
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	138	138	129
Total SHO Holding I Corporation				8,448	8,435	7,941
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.60%	Diversified Support Services	3,694	3,639	3,490	(4)
Sorenson Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.25%	Communications Equipment	2,929	2,900	2,958
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	8,276	8,088	8,281	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	7,843	7,461	7,353	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	4,924	4,908	4,950
Trench Plate Rental, Co.	First Lien Term Loan, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	3,951	3,892	3,891
Trench Plate Rental, Co.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(11)	(11)	(5)
Trench Plate Rental, Co.	First Lien Revolver, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	24	15	15	(5)
Total Trench Plate Rental, Co.				3,975	3,896	3,895
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%	Application Software	6,450	6,343	6,501	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.10%	Health Care Technology	4,090	4,061	4,107
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,920	7,638	7,956	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,962	5,870	(4)
Total Portfolio Investments				$359,079	$360,570	$361,246
__________
(1) Represents the interest rate as of June 30, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of June 30, 2021, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.13%, the 90-day LIBOR at 0.15%, the 180-day LIBOR at 0.17%, the 360-day LIBOR at 0.25% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of June 30, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of June 30, 2021.
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

Both the cost and fair value of the Company's debt investment in SLF JV I were $96.3 million as of each of June 30, 2021 and September 30, 2020. The Company earned interest income of $1.9 million and $5.4 million on its debt investment in the SLF JV I for the three and nine months ended June 30, 2021, respectively. The Company earned interest income of $2.0 million and $6.3 million on its debt investment in the SLF JV I for the three and nine months ended June 30, 2020, respectively. As of June 30, 2021, the Company's debt investment in SLF JV I bore interest at a rate of one-month LIBOR plus 7.0% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $36.7 million, respectively, as of June 30, 2021, and $49.3 million and $21.2 million, respectively, as of September 30, 2020. The Company earned $0.5 million in dividend income for the three and nine months ended June 30, 2021 with respect to its investment in the LLC equity interests of SLF JV I. The Company did not earn dividend income for the three and nine months ended June 30, 2020 with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of June 30, 2021 and September 30, 2020 and for the three and nine months ended June 30, 2021 and 2020:

	June 30, 2021	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2021: $360,570; cost September 30, 2020: $311,428)	$361,246	$298,771
Cash and cash equivalents	14,620	5,389
Restricted cash	4,438	4,211
Other assets	6,191	5,093
Total assets	$386,495	$313,464

Senior credit facility payable	$209,620	$167,910
Debt securities payable at fair value (proceeds June 30, 2021: $110,000; proceeds September 30, 2020: $110,000)	110,000	110,000
Other liabilities	24,941	11,336
Total liabilities	$344,561	$289,246
Members' equity	41,934	24,218
Total liabilities and members' equity	$386,495	$313,464

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Selected Statements of Operations Information:
Interest income	$5,247	$4,419	$14,535	$15,358
Other income	19	—	546	297
Total investment income	5,266	4,419	15,081	15,655
Senior credit facility interest expense	1,430	1,847	4,222	6,019
Subordinated notes interest expense	2,224	2,229	6,195	7,191
Other expenses	56	47	193	178
Total expenses (1)	3,710	4,123	10,610	13,388
Net unrealized appreciation (depreciation)	1,407	16,829	13,334	(17,721)
Net realized gains (losses)	426	(1,285)	427	(3,052)
Net income (loss)	$3,389	$15,840	$18,232	$(18,506)
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
During the three and nine months ended June 30, 2021, the Company sold $10.5 million and $45.5 million, respectively, of senior secured debt investments to SLF JV I, for $10.3 million and $44.8 million cash consideration, respectively, which represented the fair value at the time of sale. During the three and nine months ended June 30, 2020, the Company did not sell any debt investments to SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Glick JV
On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to the LLC agreement of Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the Glick JV, the Company does not consolidate the Glick JV. The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of June 30, 2021, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 38 portfolio companies as of June 30, 2021. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of June 30, 2021, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of June 30, 2021, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 2.75% thereafter, in each case with a 0.125% LIBOR floor. Under the Glick JV Deutsche Bank Facility, $71.9 million of borrowings were outstanding as of June 30, 2021.
As of June 30, 2021, the Glick JV had total assets of $148.1 million. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $55.4 million in the aggregate at fair value as of June 30, 2021. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of June 30, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of June 30, 2021, of which $73.5 million was from the Company. As of June 30, 2021, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded as of such date. As of June 30, 2021, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2021:

June 30, 2021
Senior secured loans (1)	$131,675
Weighted average current interest rate on senior secured loans (2)	5.92%
Number of borrowers in the Glick JV	38
Largest loan exposure to a single borrower (1)	$6,995
Total of five largest loan exposures to borrowers (1)	$29,305
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of June 30, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,915	$3,827	$3,856	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.58%	Electrical Components & Equipment	2,636	2,591	2,639	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,995	6,852	6,903
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,963	2,933	2,911	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.90%	Personal Products	1,672	1,313	1,344
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,703	3,631	3,485	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Equipment	3,600	3,564	3,582
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027		Health Care Equipment	—	(4)	(2)	(5)
Total BAART Programs, Inc.				3,600	3,560	3,580
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.09%	Oil & Gas Equipment & Services	4,848	4,835	4,741
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,564	3,529	3,593	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.15%	Biotechnology	4,913	4,876	4,906
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Forest Products	3,929	3,889	3,973
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,475	2,450	2,489
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/25/2028	5.75%	Leisure Products	4,000	3,960	4,001
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	431	420	434	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/28/2026	6.00%	Pharmaceuticals	4,000	3,920	3,920
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,241	3,228	3,185
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	797	725	803
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	2,484	2,411	2,435	(4)
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,439	3,079	2,667
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.60%	Electronic Components	1,376	1,135	1,359
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,892	4,847	4,783	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	$1,621	$1,607	$1,623	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
Total MRI Software LLC				1,621	1,605	1,623
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.10%	Health Care Technology	3,950	3,930	3,962
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	5,321	5,307	5,308
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,762	5,730	5,769
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%	Application Software	3,936	3,918	3,936	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	3,524	3,474	3,524	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(5)	(3)	(4)(5)
Total Olaplex, Inc.				3,524	3,469	3,521
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	2,842	2,799	2,849	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	3,706	3,635	3,632	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(6)	(6)	(4)(5)
Total Pluralsight, LLC				3,706	3,629	3,626
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	3,980	3,920	3,982	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,823	1,805	1,825	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,175	6,154	5,805
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	96
Total SHO Holding I Corporation				6,277	6,256	5,901
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	2,857	2,700	2,678	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	4,924	4,908	4,950
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,604	1,602	1,402
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.10%	Health Care Technology	1,725	1,712	1,732
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,950	4,774	4,973	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,981	2,935	(4)
Total Portfolio Investments				$131,675	$129,056	$128,979
__________
(1) Represents the interest rate as of June 30, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of June 30, 2021, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.13%, the 90-day LIBOR at 0.15%, the 180-day LIBOR at 0.17% and the 360-day LIBOR at 0.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of June 30, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of June 30, 2021.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.7 million and $55.4 million, respectively, as of June 30, 2021. For the three months ended June 30, 2021, the Company's investment in the Glick JV Notes earned cash interest income of $0.7 million. For the period from March 19, 2021 to June 30, 2021, the Company's investment in the Glick JV Notes earned cash interest income of $0.8 million. The Company did not earn any dividend income for the period from March 19, 2021 to June 30, 2021 with respect to its investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the Glick JV as of June 30, 2021, for the three months ended June 30, 2021 and for the period from March 19, 2021 to June 30, 2021:

June 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2021: $129,056)	$128,979
Cash and cash equivalents	15,218
Restricted cash	1,389
Other assets	2,534
Total assets	$148,120

Senior credit facility payable	$71,882
Glick JV Notes payable at fair value (proceeds June 30, 2021: $71,195)	63,311
Other liabilities	12,927
Total liabilities	$148,120
Members' equity	—
Total liabilities and members' equity	$148,120

	Three months ended June 30, 2021	For the period from March 19, 2021 to June 30, 2021
Selected Statements of Operations Information:
Interest income	$2,161	$2,465
Fee income	56	59
Total investment income	2,217	2,524
Senior credit facility interest expense	557	646
Glick JV Notes interest expense	830	950
Other expenses	48	54
Total expenses (1)	1,435	1,650
Net unrealized appreciation (depreciation)	(778)	(902)
Realized gain (loss)	(4)	28
Net income (loss)	$—	$—
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
During the period from March 19, 2021 to June 30, 2021, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three and nine months ended June 30, 2021, the Company recorded total fee income of $7.8 million and $13.5 million, respectively, of which $0.1 million and $0.3 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2020, the Company recorded total fee income of $1.8 million and $4.9 million, respectively, of which $0.2 million and $0.5 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2021 and 2020:

(Share amounts in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$47,038	$120,231	$200,699	$(31,393)
Weighted average common shares outstanding — basic and diluted	180,361	140,961	155,970	140,961
Earnings (loss) per common share — basic and diluted	$0.26	$0.85	$1.29	$(0.22)

Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2021:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2020	140,961	$1,409	$1,487,774	$(574,304)	$914,879
Net investment income	—	—	—	10,018	10,018
Net unrealized appreciation (depreciation)	—	—	—	47,556	47,556
Net realized gains (losses)	—	—	—	8,215	8,215
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(245)	(245)
Distributions to stockholders	—	—	—	(15,506)	(15,506)
Issuance of common stock under dividend reinvestment plan	94	1	527	—	528
Repurchases of common stock under dividend reinvestment plan	(94)	(1)	(527)	—	(528)
Balance as of December 31, 2020	140,961	$1,409	$1,487,774	$(524,266)	$964,917
Net investment income	—	—	—	18,114	18,114
Net unrealized appreciation (depreciation)	—	—	—	65,144	65,144
Net realized gains (losses)	—	—	—	5,856	5,856
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(997)	(997)
Distributions to stockholders	—	—	—	(16,915)	(16,915)
Issuance of common stock in connection with the Mergers	39,400	395	242,309	—	242,704
Issuance of common stock under dividend reinvestment plan	82	1	510	—	511
Repurchases of common stock under dividend reinvestment plan	(82)	(1)	(510)	—	(511)
Balance as of March 31, 2021	180,361	$1,804	$1,730,083	$(453,064)	$1,278,823
Net investment income	—	—	—	35,932	35,932
Net unrealized appreciation (depreciation)	—	—	—	3,917	3,917
Net realized gains (losses)	—	—	—	8,610	8,610
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(1,421)	(1,421)
Distributions to stockholders	—	—	—	(23,447)	(23,447)
Issuance of common stock under dividend reinvestment plan	77	1	519	—	520
Repurchases of common stock under dividend reinvestment plan	(77)	(1)	(519)	—	(520)
Balance as of June 30, 2021	180,361	$1,804	$1,730,083	$(429,473)	$1,302,414

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the changes in net assets for the three and nine months ended June 30, 2020:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	—	—	7,836	7,836
Net unrealized appreciation (depreciation)	—	—	—	2,879	2,879
Net realized gains (losses)	—	—	—	3,288	3,288
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(160)	(160)
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	88	1	480	—	481
Repurchases of common stock under dividend reinvestment plan	(88)	(1)	(480)	—	(481)
Balance as of December 31, 2019	140,961	$1,409	$1,487,774	$(558,101)	$931,082
Net investment income	—	—	—	22,841	22,841
Net unrealized appreciation (depreciation)	—	—	—	(163,533)	(163,533)
Net realized gains (losses)	—	—	—	(26,480)	(26,480)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	1,705	1,705
Distributions to stockholders	—	—	—	(13,391)	(13,391)
Issuance of common stock under dividend reinvestment plan	158	2	504	—	506
Repurchases of common stock under dividend reinvestment plan	(158)	(2)	(504)	—	(506)
Balance at March 31, 2020	140,961	$1,409	$1,487,774	$(736,959)	$752,224
Net investment income	—	—	—	16,770	16,770
Net unrealized appreciation (depreciation)	—	—	—	100,572	100,572
Net realized gains (losses)	—	—	—	2,821	2,821
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	68	68
Distributions to stockholders	—	—	—	(13,392)	(13,392)
Issuance of common stock under dividend reinvestment plan	87	1	389	—	390
Repurchases of common stock under dividend reinvestment plan	(87)	(1)	(389)	—	(390)
Balance at June 30, 2020	140,961	$1,409	$1,487,774	$(630,120)	$859,063

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (2)
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964	$ 0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	0.5 million
Total for the nine months ended June 30, 2021			$0.360	$ 54.3 million	252,645	$ 1.6 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
Total for the nine months ended June 30, 2020			$0.285	$ 38.8 million	332,621	$ 1.4 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Rounded balance may not sum to the total.
Common Stock Issuances
On March 19, 2021, in connection with the Mergers, the Company issued an aggregate of 39,400,011 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the nine months ended June 30, 2021 and 2020.

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

On October 28, 2020, the Company entered into an incremental commitment and assumption agreement in connection with the Company’s exercise of $75 million of the accordion feature under the Syndicated Facility. On December 28, 2020, the Company entered into an incremental commitment agreement pursuant to which a lender under the Syndicated Facility increased its commitment amount under the Syndicated Facility by $25 million. On May 4, 2021, the Company amended the Syndicated Credit Facility to, among other things, increase the size of the facility by $150 million (and increase the “accordion” feature to permit the Company, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and the Company’s net worth, as defined in the facility). As a result of such agreements, as of June 30, 2021, the size of the Syndicated Facility was $950 million.

As of June 30, 2021, (i) the period during which the Company may make drawings will expire on May 4, 2025 and the maturity date is May 4, 2026 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSL Senior Funding II LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of June 30, 2021, except for assets that were held by OCSL Senior Funding II LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.00 to 1.00 until March 31, 2022, and 2.25 to 1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of June 30, 2021, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of June 30, 2021 and September 30, 2020, the Company had $350.0 million and $414.8 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $350.0 million and $414.8 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.202% and 3.325% for the nine months ended June 30, 2021 and 2020, respectively. For the three and nine months ended June 30, 2021, the Company recorded interest expense (inclusive of fees) of $4.0 million and $10.5 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $3.5 million and $11.7 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “Citibank Facility”) with OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the Company, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian.
As of June 30, 2021, the Company was able to borrow up to $150 million under the Citibank Facility (subject to borrowing base and other limitations). As of June 30, 2021, the reinvestment period under the Citibank Facility was scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility was July 18, 2023. See "Note 16. Subsequent Events - Citibank Facility Amendment".
As of June 30, 2021, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of June 30, 2021, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of the Company’s equity interests in OCSL Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of June 30, 2021, the Company had $114.1 million outstanding under the Citibank Facility. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.198% for the period from March 19, 2021 to June 30, 2021. For the three months ended June 30, 2021 and the period from March 19, 2021 to June 30, 2021, the Company recorded interest expense (inclusive of fees) of $0.8 million and $0.9 million, respectively, related to the Citibank Facility.
Deutsche Bank Facility
On March 19, 2021, as a result of the consummation of the Mergers, the Company became party a loan financing and servicing agreement (as amended, the “Deutsche Bank Facility”) with OCSI Senior Funding Ltd., the Company’s wholly-

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

owned, special purpose financing subsidiary, as borrower, the Company, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian. On May 4, 2021, the Company repaid all outstanding borrowings under the Deutsche Bank Facility using borrowings under the Syndicated Credit Facility, following which the Deutsche Bank Facility was terminated. For the period from March 19, 2021 to May 4, 2021, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 2.900%. For the three months ended June 30, 2021 and the period from March 19, 2021 to June 30, 2021, the Company recorded interest expense (inclusive of fees) of $0.2 million and $0.3 million, respectively, related to the Deutsche Bank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2021, the Company did not repurchase any of the 2025 Notes in the open market.
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
2027 Notes
On May 18, 2021, the Company issued $350.0 million in aggregate principal amount of the 2027 Notes for net proceeds of $344.8 million after deducting OID of $1.0 million, underwriting commissions and discounts of $3.5 million and offering costs of $0.7 million. The OID on the 2027 Notes is amortized based on the effective interest method over the term of the 2027 Notes.
The 2027 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the sixth supplemental indenture, dated May 18, 2021 (collectively, the "2027 Notes Indenture"), between the Company and the Trustee. The 2027 Notes are the Company's general unsecured obligations that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated. The 2027 Notes effectively rank junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2027 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended June 30, 2021, the Company did not repurchase any of the 2027 Notes in the open market.
The 2027 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions (but giving effect to any exemptive relief granted to the Company by the SEC, as well as covenants requiring the Company to provide financial information to the holders of the 2027 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2027 Notes Indenture.
In connection with the 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.700% and pays a floating interest rate of the three-month LIBOR plus 1.658% on a notional amount of $350 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 13 for more information regarding the interest rate swaps.
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of June 30, 2021:

	As of June 30, 2021
($ in millions)	2025 Notes	2027 Notes
Principal	$300.0	$350.0
Unamortized financing costs	(2.7)	(4.1)
Unaccreted discount	(1.9)	(1.0)
Interest rate swap fair value adjustment	—	(0.3)
Net carrying value	$295.4	$344.6
Fair Value	$315.2	$356.6
The below table presents the components of the carrying value of the 2025 Notes as of September 30, 2020:

As of September 30, 2020
($ in millions)	2025 Notes
Principal	$300.0
Unamortized financing costs	(3.3)
Unaccreted discount	(2.2)
Net carrying value	$294.5
Fair Value	$301.4
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and nine months ended June 30, 2021:

	2025 Notes		2027 Notes
($ in millions)	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Coupon interest	$2.6	$7.9	$1.1	$1.1
Amortization of financing costs and discount	0.3	0.9	0.1	0.1
Effect of interest rate swap	—	—	(0.3)	(0.3)
Total interest expense	$2.9	$8.8	$0.9	$0.9
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	1.813%	1.813%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of interest and other debt expenses related to the 2025 Notes for the three and nine months ended June 30, 2020:

	2025 Notes
($ in millions)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Coupon interest	$2.6	$3.6
Amortization of financing costs and discount	0.3	0.4
Total interest expense	$2.9	$4.0
Coupon interest rate	3.500%	3.500%
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
For the nine months ended June 30, 2020, the Company recorded interest expense of $1.9 million (inclusive of fees) related to the 2024 Notes. As of June 30, 2021 and September 30, 2020, there were no 2024 Notes outstanding.
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
Interest on the 2028 Notes was paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 6.125% per annum. On March 13, 2020, the Company redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes, following which they were delisted from the Nasdaq Global Select Market. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. The Company recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during each of the nine months ended June 30, 2020.
For the nine months ended June 30, 2020, the Company recorded interest expense of $2.5 million (inclusive of fees) related to the 2028 Notes. As of June 30, 2021 and September 30, 2020, there were no 2028 Notes outstanding.
Secured Borrowings
As of June 30, 2021 and September 30, 2020, the Company did not have any secured borrowings outstanding. On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to a secured borrowing arrangement under which certain securities were sold and simultaneously repurchased at a premium. The amounts due under the secured borrowing arrangement were settled prior to June 30, 2021. For the period from March 19, 2021 to June 30, 2021, the Company recorded less than $0.1 million of interest expense in connection with secured borrowings. The Company's secured borrowings bore interest at a weighted average rate of 3.123% for the period from March 19, 2021 to June 30, 2021.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 7. Interest and Dividend Income

As of June 30, 2021, there were no investments on non-accrual status. As of September 30, 2020, there were two investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Net increase (decrease) in net assets resulting from operations	$47,038	$120,231	$200,699	$(31,393)
Net unrealized (appreciation) depreciation	(3,917)	(100,572)	(116,617)	60,082
Book/tax difference due to organizational costs	—	(22)	(22)	(65)
Book/tax difference due to interest income on certain loans	339	—	—	—
Book/tax difference due to capital losses utilized	(12,728)	(3,465)	(34,625)	16,516
Other book/tax differences	(3,785)	(1,269)	13,847	(4,127)
Taxable/Distributable Income (1)	$26,947	$14,903	$63,282	$41,013
 __________
(1) The Company's taxable income for the three and nine months ended June 30, 2021 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2021. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of June 30, 2021, $0.3 million of the $1.0 million deferred tax assets would not more likely than not be realized in future periods. As of June 30, 2021, the Company recorded a net deferred tax asset of $0.7 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended June 30, 2021, the Company recognized a provision for income tax related to realized and unrealized gains of $1.4 million, which was comprised of (i) a current income tax expense of approximately $1.6 million, and (ii) a deferred income tax benefit of approximately $0.2 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. For the three months ended June 30, 2021, the Company recognized a provision for income tax related to net investment income of $0.4 million.
For the nine months ended June 30, 2021, the Company recognized a total provision for income tax related to realized and unrealized gains of $2.7 million, which was comprised of (i) a current income tax expense of approximately $2.6 million, and (ii) a deferred income tax expense of approximately $0.1 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries. For the nine months ended June 30, 2021, the Company recognized a provision for income tax related to net investment income of $0.4 million.
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
During the three months ended June 30, 2021, the Company recorded an aggregate net realized gain of $8.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Keypath Education Holdings, LLC	$6.8
Signify Health, LLC	0.6
Other, net	1.2
Total, net	$8.6

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended June 30, 2020, the Company recorded an aggregate net realized gain of $2.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
HealthEdge Software, Inc.	$1.7
Sorrento Therapeutics, Inc.	1.4
Covia Holdings Corporation	(3.3)
Other, net	3.0
Total, net	$2.8

During the nine months ended June 30, 2021, the Company recorded an aggregate net realized gain of $22.7 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
PLATO Learning Inc.	$7.8
Keypath Education Holdings, LLC	6.8
L Squared Capital Partners LLC	3.4
LTI Holdings, Inc.	2.6
BX Commercial Mortgage Trust 2020-VIVA	2.6
California Pizza Kitchen Inc.	(1.8)
Other, net	1.3
Total, net	$22.7
During the nine months ended June 30, 2020, the Company recorded an aggregate net realized loss of $20.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Cenegenics, LLC	$(29.2)
Dominion Diagnostics, LLC	(15.6)
Covia Holdings Corporation	(3.3)
YETI Holdings, Inc.	17.6
Lytx Holdings, LLC	5.2
HealthEdge Software, Inc.	1.7
Sorrento Therapeutics, Inc.	1.4
Other, net	1.8
Total, net	$(20.4)

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended June 30, 2021 and 2020, the Company recorded net unrealized appreciation of $3.9 million and $100.6 million, respectively. For the three months ended June 30, 2021, this consisted of $12.3 million of net unrealized appreciation on debt investments, $3.8 million of net unrealized appreciation on equity investments and $1.1 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $13.3 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains). For the three months ended June 30, 2020, this consisted of $85.2 million of net unrealized appreciation on debt investments, $11.8 million of net unrealized appreciation on equity investments and $3.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $0.4 million of net unrealized depreciation of foreign currency forward contracts.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the nine months ended June 30, 2021 and 2020, the Company recorded net unrealized appreciation (depreciation) of $116.6 million and $(60.1) million, respectively. For the nine months ended June 30, 2021, this consisted of $79.7 million of net unrealized appreciation on debt investments, $30.7 million of net unrealized appreciation on equity investments, $4.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts. For the nine months ended June 30, 2020, this consisted of $42.5 million of net unrealized depreciation on debt investments and $39.3 million of net unrealized depreciation on equity investments, partially offset by $21.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.4 million of net unrealized appreciation of foreign currency forward contracts.
For the three and nine months ended June 30, 2021, there were $(5.0) million and $28.4 million of net realized and unrealized gains (losses) that resulted solely from accounting adjustments related to the Mergers.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of June 30, 2021 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $31.1 million and $11.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
Base Management Fee

Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. Effective May 3, 2019, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the SEC with respect to debentures issued by a small business investment company subsidiary. In connection with the Mergers, the Company and Oaktree entered into an amended and restated

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

investment advisory agreement, which among other items, waived an aggregate of $6 million of base management fees otherwise payable to Oaktree in the two years following the closing of the Mergers on March 19, 2021 at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter).
For the three and nine months ended June 30, 2021, the base management fee incurred under the Investment Advisory Agreement was $8.2 million (net of waiver) and $21.7 million (net of waiver), respectively. For the three and nine months ended June 30, 2020, the base management fee incurred under the Investment Advisory Agreement was $6.0 million and $16.9 million, respectively.
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

For the three and nine months ended June 30, 2021, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $7.0 million and $15.6 million, respectively. For the three and nine months ended June 30, 2020, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $3.6 million and $10.0 million, respectively.

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

For the three and nine months ended June 30, 2021, $2.8 million and $16.0 million of accrued Part II incentive fees were expensed. As of June 30, 2021, the total accrued Part II incentive fee liability was $16.0 million. Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of June 30, 2021 under the Investment Advisory Agreement, the amount payable would have been $7.2 million.

To ensure compliance with Section 15(f) of the Investment Company Act, OCM entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which OCM waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the investment advisory agreement with the Former Advisor. The contractual amount of fees permanently waived at the end of the two-year period was $3.9 million. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” As of September 30, 2019, the Company had accrued cumulative fee waivers of $9.1 million. During the three months ended December 31, 2019, the Company reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period ended.

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
(1)Amounts may not sum due to rounding.
From October 1, 2018 to June 30, 2021, the Company paid $0.8 million of capital gains incentive fees (net of waivers) cumulatively under the Investment Advisory Agreement.
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
For the three months ended June 30, 2021 and 2020, the Company accrued administrative expenses of $0.5 million and $0.4 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively. For the nine months ended June 30, 2021 and 2020, the Company accrued administrative expenses of $1.2 million and $1.4 million, respectively, including $0.1 million and $0.2 million of general and administrative expenses, respectively.
As of June 30, 2021 and September 30, 2020, $5.0 million and $2.1 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Net asset value per share at beginning of period	$7.09	$5.34	$6.49	$6.60
Net investment income (1)	0.20	0.12	0.41	0.34
Net unrealized appreciation (depreciation) (1)(2)	0.02	0.71	0.74	(0.43)
Net realized gains (losses) (1)	0.05	0.02	0.15	(0.14)
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	(0.01)	—	(0.02)	0.01
Distributions of net investment income to stockholders	(0.13)	(0.10)	(0.36)	(0.29)
Issuance of common stock	—	—	(0.19)	—
Net asset value per share at end of period	$7.22	$6.09	$7.22	$6.09
Per share market value at beginning of period	$6.20	$3.24	$4.84	$5.18
Per share market value at end of period	$6.69	$4.47	$6.69	$4.47
Total return (3)	9.98%	40.90%	46.39%	(7.69)%
Common shares outstanding at beginning of period	180,361	140,961	140,961	140,961
Common shares outstanding at end of period	180,361	140,961	180,361	140,961
Net assets at beginning of period	$1,278,823	$752,224	$914,879	$930,630
Net assets at end of period	$1,302,414	$859,063	$1,302,414	$859,063
Average net assets (4)	$1,298,995	$810,793	$1,094,761	$864,370
Ratio of net investment income to average net assets (5)	11.09%	8.30%	7.82%	7.31%
Ratio of total expenses to average net assets (5)	9.23%	8.72%	10.02%	7.23%
Ratio of net expenses to average net assets (5)	9.00%	8.72%	9.91%	8.03%
Ratio of portfolio turnover to average investments at fair value	7.43%	9.27%	31.59%	26.51%
Weighted average outstanding debt (6)	$1,140,774	$738,891	$884,525	$616,917
Average debt per share (1)	$6.32	$5.24	$5.67	$4.38
Asset coverage ratio at end of period (7)	216.01%	211.27%	216.01%	211.27%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	For the nine months ended June 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the Mergers.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Interim periods are annualized.
(6)	Calculated based upon the weighted average of principal debt outstanding for the period.
(7)	Based on outstanding senior securities of $1,114.1 million and $766.8 million as of June 30, 2021 and 2020, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2021, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
During the three months ended June 30, 2021, in connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of June 30, 2021, the Company paid $1.6 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$53,390	£37,709	8/12/2021	$1,292	$—	Derivative asset
Foreign currency forward contract	$46,457	€38,165	8/12/2021	$1,157	$—	Derivative asset
				$2,449	$—
Certain information related to the Company’s interest rate swap is presented below as of June 30, 2021.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$267	Derivative liability
			$—	$267
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$35,577	£27,494	11/12/2020	$25	$—	Derivative asset
Foreign currency forward contract	$30,260	€25,614	11/12/2020	$198	$—	Derivative asset
				$223	$—

Note 14. Commitments and Contingencies
Merger Litigation
On December 18, 2020, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a complaint on behalf of itself and all other similarly situated holders of the Company’s common stock and derivatively on behalf of the Company as nominal defendant in the Delaware Court of Chancery, captioned Oklahoma Firefighters Pension and Retirement System v. Frank, et al., No. 2020-1075-VCM (Del. Ch.). This lawsuit is referred to herein as the “Merger Litigation”. The Merger Litigation alleges a direct breach of fiduciary duty claim against the Board of Directors in connection with the solicitation of the approval by the Company’s stockholders of the issuance of shares of the Company’s common stock to be issued pursuant to the Merger Agreement and a derivative breach of fiduciary duty claim against the Board of Directors in connection with its negotiation and approval of the Mergers. The Merger Litigation alleges, among other things, that the members of the Board of Directors had certain conflicts of interest in the negotiation and approval of the Mergers and that the initial filing of the joint proxy statement/prospectus relating to the Mergers omitted certain information that the plaintiff claims is material. The Merger Litigation, among other things, requested that the court enjoin the vote of the Company’s stockholders with respect to the approval of the issuance of shares of the Company’s common stock to be issued pursuant to the Merger Agreement and award attorneys’ fees and damages in an unspecified amount. On February 16, 2021, the plaintiff withdrew the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

request that the court enjoin the vote of the Company’s stockholders. On April 26, 2021, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a proposed order voluntarily dismissing its claims surrounding the Mergers, with prejudice as to the plaintiff and without prejudice as to any other stockholder of the Company.
The court entered the order of dismissal on May 10, 2021. The Court retained jurisdiction solely for the purpose of adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the supplemental disclosures included in the amended joint proxy statement/prospectus. The Company subsequently agreed to pay $0.4 million to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the action.
For the three and nine months ended June 30, 2021, the Company recognized a $0.4 million loss in connection with the litigation matter described above. Additionally, the Company determined that it is probable that it will receive $0.4 million of insurance recoveries in connection with such loss and has recognized such amount for the three and nine months ended June 30, 2021. In connection with the lawsuit, the Company incurred professional fees of $0.1 million and $0.6 million, respectively, during the three and nine months ended June 30, 2021.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2021, the Company's only off-balance sheet arrangements consisted of $288.0 million of unfunded commitments, which was comprised of $235.5 million to provide debt financing to certain of its portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. As of September 30, 2020, the Company's only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of June 30, 2021 and September 30, 2020 is shown in the table below:

	June 30, 2021	September 30, 2020
Senior Loan Fund JV I, LLC	$35,000	$1,328
Assembled Brands Capital LLC	28,842	36,079
WPEngine, Inc.	26,348	26,348
Marinus Pharmaceuticals, Inc.	25,230	—
Athenex, Inc.	21,072	22,780
Thrasio, LLC	20,864	—
OCSI Glick JV LLC	13,998	—
Jazz Acquisition, Inc.	13,825	—
Dominion Diagnostics, LLC	11,148	5,887
Gulf Operating, LLC	10,064	—
Coty Inc.	9,886	—
Latam Airlines Group S.A.	7,267	—
NeuAG, LLC	5,441	4,382
MHE Intermediate Holdings, LLC	5,255	—
SumUp Holdings Luxembourg S.À.R.L.	5,154	—
Olaplex, Inc.	4,806	1,917
MRI Software LLC	4,723	7,239
Mindbody, Inc.	4,000	3,048
CorEvitas, LLC	3,968	5,189
Pluralsight, LLC	3,532	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
The Avery	3,257	—
Accupac, Inc.	3,063	2,346
PRGX Global, Inc.	2,518	—
Relativity ODA LLC	2,218	—
Acquia Inc.	2,061	2,240
Telestream Holdings Corporation	1,759	—
Apptio, Inc.	1,338	1,538
Coyote Buyer, LLC	1,333	942
Sunland Asphalt & Construction, LLC	1,258	—
4 Over International, LLC	1,183	—
109 Montgomery Owner LLC	1,104	—
Ministry Brands, LLC	1,100	425
Digital.AI Software Holdings, Inc.	1,077	—
Thermacell Repellents, Inc.	438	—
GKD Index Partners, LLC	320	231
CircusTrix Holdings, LLC	61	—
NuStar Logistics, L.P.	—	17,911
A.T. Holdings II SÀRL	—	7,541
Ardonagh Midco 3 PLC	—	3,007
New IPT, Inc.	—	2,229
iCIMs, Inc.	—	882
Immucor, Inc.	—	541
Total	$288,011	$157,530

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended June 30, 2021, except as discussed below.
Distribution Declaration
On July 30, 2021, the Company’s Board of Directors declared a quarterly distribution of $0.145 per share, payable in cash on September 30, 2021 to stockholders of record on September 15, 2021.
Citibank Facility Amendment

On July 2, 2021, the Company amended the Citibank facility to, among other things, (1) reduce the size of the facility from $180 million to $150 million, (2) extend the reinvestment period to July 18, 2023, (3) extend the maturity date to July 18, 2024, (4) modify the interest rate on outstanding borrowings to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans subject to the observable market depth and pricing and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period and (5) add provisions relating to the transition from LIBOR to the Secured Overnight Financing Rate.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2020	Gross Additions (3)	Gross Reductions (4)	Fair Value as of June 30, 2021	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.1%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,451	—	1,293	27,660	—	(209)	27,451	2.1%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	261	5,260	2,439	(7,699)	—	—%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	358	7,667	10,398	—	18,065	1.4%

First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	—	11,510	—	(4,010)	7,500	0.6%
100% equity interest				—	550	1,622	1,021	(2,161)	482	—%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021			—	—	42	1,800	504	(2,304)	—	—%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021			—	—	17	788	221	(1,009)	—	—%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	—	—	—	—	—%
OCSI Glick JV LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.70%		62,296	—	1,134	—	55,923	(526)	55,397	4.3%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	—	5,420	96,250	—	—	96,250	7.4%
87.5% LLC equity interest				—	451	21,190	15,505	—	36,695	2.8%
Total Control Investments			$193,497	$—	$9,526	$201,385	$86,011	$(17,918)	$269,478	20.7%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$11,924	$—	$452	$4,194	$7,996	$(510)	$11,680	0.9%
1,609,201 Class A Units				—	—	483	96	—	579	—%
1,019,168.80 Preferred Units, 6%				—	—	1,091	40	—	1,131	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	741	—	(172)	569	—%
Total Affiliate Investments			$11,924	$—	$452	$6,509	$8,132	$(682)	$13,959	1.1%
Total Control & Affiliate Investments			$205,421	$—	$9,978	$207,894	$94,143	$(18,600)	$283,437	21.8%

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments as of June 30, 2020 included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2020.
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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $136 million at fair value as of June 30, 2021. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
On March 19, 2021, we acquired Oaktree Strategic Income Corporation, or OCSI, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of October 28, 2020, by and among OCSI, us, Lion Merger Sub, Inc., our wholly-owned subsidiary, or Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OCSI, with OCSI as the surviving corporation, or the Merger, and, immediately following the Merger, OCSI was then merged with and into us, with us as the surviving company, or together with the Merger, the Mergers. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of OCSI’s common stock was converted into the right to receive 1.3371 shares of our common stock (with OCSI’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders.
Business Environment and Developments

The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economy continues to experience economic uncertainty, particularly due to recurring COVID-19 outbreaks, vaccine hesitancy and potential re-imposition of certain restrictions or lockdowns. This uncertainty can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.
We are unable to predict the full effects of the COVID-19 pandemic or how long any further outbreaks, market disruptions or volatility might last at this time. We continue to closely monitor the impact that this has had on our business, industry and portfolio companies, which we believe may help us identify vulnerabilities and allow us to address potential problems early and provide constructive solutions if necessary.
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

As of June 30, 2021, 91.4% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced the desire to phase out the use of LIBOR by the end of 2021. However, the FCA recently announced that most US Dollar LIBOR would continue to be published through June 30, 2023. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
The fair value of our investments as of June 30, 2021 and September 30, 2020 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of June 30, 2021, 89.6% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of June 30, 2021 and September 30, 2020, approximately 95.0% and 95.9%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2021, there were no investments on non-accrual status.
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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies, Senior Loan Fund JV I, LLC, or SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities, and OCSI Glick JV LLC, or the Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies. We refer to SLF JV I and the Glick JV collectively as the JVs. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).
During the nine months ended June 30, 2021, we originated $782.4 million of investment commitments in 41 new and 10 existing portfolio companies and funded $708.6 million of investments.
During the nine months ended June 30, 2021, we received $560.2 million of proceeds from prepayments, exits, other paydowns and sales and exited 35 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2021	September 30, 2020
Cost:
Senior secured debt	85.40%	80.58%
Debt investments in the JVs	6.33	5.77
Preferred equity	2.56	2.37
Common equity and warrants	2.22	3.69
LLC equity interests of the JVs	2.13	2.95
Subordinated debt	1.36	4.64
Total	100.00%	100.00%

	June 30, 2021	September 30, 2020
Fair value:
Senior secured debt	86.66%	84.06%
Debt investments in the JVs	6.48	6.12
Preferred equity	2.24	1.90
Common equity and warrants	1.67	2.40
LLC equity interests of the JVs	1.57	1.35
Subordinated debt	1.38	4.17
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2021	September 30, 2020
Cost:
Application Software	14.18%	9.71%
Multi-Sector Holdings (1)	8.46	8.87
Data Processing & Outsourced Services	7.36	6.57
Pharmaceuticals	5.14	5.96
Biotechnology	4.93	5.36
Personal Products	4.50	3.00
Industrial Machinery	3.42	0.90
Health Care Services	3.32	4.26
Construction & Engineering	2.90	0.80
Specialized Finance	2.79	3.11
Internet & Direct Marketing Retail	2.77	0.89
Aerospace & Defense	2.53	1.68
Integrated Telecommunication Services	2.17	2.67
Specialty Chemicals	2.01	2.68
Internet Services & Infrastructure	2.01	1.72
Fertilizers & Agricultural Chemicals	1.90	2.02
Electrical Components & Equipment	1.90	1.25
Diversified Support Services	1.78	1.13
Real Estate Services	1.75	2.34
Oil & Gas Storage & Transportation	1.61	1.59
Oil & Gas Refining & Marketing	1.55	1.87
Real Estate Operating Companies	1.32	—
Health Care Supplies	1.27	1.30
Advertising	1.23	0.82
Property & Casualty Insurance	1.21	2.88
Insurance Brokers	1.14	1.05
Movies & Entertainment	1.12	2.68
Leisure Facilities	1.03	0.11
Independent Power Producers & Energy Traders	1.02	1.29
Managed Health Care	0.98	1.65
Airport Services	0.96	1.34
Airlines	0.94	0.63
Commercial Printing	0.86	0.47
Health Care Technology	0.72	1.29
Thrifts & Mortgage Finance	0.70	0.06
Other Diversified Financial Services	0.61	0.01
Health Care Distributors	0.55	0.77
Auto Parts & Equipment	0.54	2.02
Apparel, Accessories & Luxury Goods	0.48	0.82
Health Care Equipment	0.46	—
Electronic Components	0.43	1.53
IT Consulting & Other Services	0.43	0.89
Restaurants	0.40	0.61
Research & Consulting Services	0.32	1.49
Leisure Products	0.30	—
Systems Software	0.29	1.24
Alternative Carriers	0.28	—
Automotive Retail	0.26	—
Integrated Oil & Gas	0.21	—
Food Distributors	0.20	—
Food Retail	0.16	0.41
Diversified Banks	0.15	—
Oil & Gas Exploration & Production	0.10	—
Construction Materials	0.10	0.13
Housewares & Specialties	0.08	—
Metal & Glass Containers	0.07	0.68
Specialty Stores	0.06	0.08
Education Services	0.04	1.37
General Merchandise Stores	—	1.15
Hotels, Resorts & Cruise Lines	—	0.92
Diversified Real Estate Activities	—	0.92
Trading Companies & Distributors	—	0.61
Oil & Gas Equipment & Services	—	0.20
Health Care Facilities	—	0.19
Specialized REITs	—	0.01
Total	100.00%	100.00%

	June 30, 2021	September 30, 2020
Fair value:
Application Software	14.30%	10.21%
Multi-Sector Holdings (1)	8.05	7.74
Data Processing & Outsourced Services	7.07	6.33
Pharmaceuticals	5.31	6.55
Biotechnology	4.99	6.14
Personal Products	4.56	3.24
Industrial Machinery	3.46	0.74
Health Care Services	3.28	3.81
Internet & Direct Marketing Retail	2.93	0.97
Construction & Engineering	2.92	0.86
Specialized Finance	2.80	3.08
Aerospace & Defense	2.61	1.56
Integrated Telecommunication Services	2.23	2.61
Specialty Chemicals	2.01	2.48
Internet Services & Infrastructure	1.99	1.69
Fertilizers & Agricultural Chemicals	1.92	2.14
Electrical Components & Equipment	1.90	1.30
Diversified Support Services	1.82	1.12
Real Estate Services	1.77	2.40
Oil & Gas Refining & Marketing	1.58	1.90
Oil & Gas Storage & Transportation	1.53	1.64
Real Estate Operating Companies	1.35	—
Advertising	1.30	0.85
Health Care Supplies	1.28	1.37
Insurance Brokers	1.24	1.15
Property & Casualty Insurance	1.22	2.97
Movies & Entertainment	1.17	2.77
Airlines	1.02	0.83
Independent Power Producers & Energy Traders	1.01	1.32
Managed Health Care	0.98	1.70
Leisure Facilities	0.94	—
Airport Services	0.91	1.35
Commercial Printing	0.87	0.47
Health Care Technology	0.72	1.40
Thrifts & Mortgage Finance	0.69	0.02
Other Diversified Financial Services	0.62	—
Health Care Distributors	0.55	0.78
Auto Parts & Equipment	0.52	1.99
Health Care Equipment	0.46	—
Electronic Components	0.43	1.69
IT Consulting & Other Services	0.42	0.88
Restaurants	0.41	0.50
Research & Consulting Services	0.32	1.54
Leisure Products	0.30	—
Alternative Carriers	0.30	—
Systems Software	0.29	1.30
Apparel, Accessories & Luxury Goods	0.26	0.50
Automotive Retail	0.26	—
Integrated Oil & Gas	0.21	—
Food Distributors	0.20	—
Food Retail	0.16	0.44
Diversified Banks	0.15	—
Oil & Gas Exploration & Production	0.11	—
Construction Materials	0.10	0.13
Housewares & Specialties	0.08	—
Metal & Glass Containers	0.08	0.75
Education Services	0.04	0.45
General Merchandise Stores	—	1.14
Hotels, Resorts & Cruise Lines	—	1.09
Diversified Real Estate Activities	—	1.07
Trading Companies & Distributors	—	0.64
Health Care Facilities	—	0.23
Oil & Gas Equipment & Services	—	0.16
Specialized REITs	—	0.01
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in the JVs and certain limited partnership interests.

Loans and Debt Securities on Non-Accrual Status
As of June 30, 2021, there were no investments on non-accrual status. As of September 30, 2020, there were two investments on which we had stopped accruing cash and/or PIK interest or OID income.
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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. The subordinated notes issued by SLF JV I are referred to as the SLF JV I Notes. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2021 and September 30, 2020, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the SLF JV I Deutsche Bank Facility, which permitted up to $260.0 million and $250.0 million of borrowings (subject to borrowing base and other limitations) as of June 30, 2021 and September 30, 2020, respectively. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2021, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date for the SLF JV I Deutsche Bank Facility was May 3, 2028. As of June 30, 2021, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to the 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.25% for the following year and 3-month LIBOR plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. Under the SLF JV I Deutsche Bank Facility, $209.6 million and $167.9 million of borrowings were outstanding as of June 30, 2021 and September 30, 2020, respectively.
As of June 30, 2021 and September 30, 2020, SLF JV I had total assets of $386.5 million and $313.5 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 57 and 56 portfolio companies as of June 30, 2021 and September 30, 2020, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly. As of June 30, 2021, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $132.9 million in aggregate at fair value. As of September 30, 2020, our investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.4 million in aggregate at fair value.
As of each of June 30, 2021 and September 30, 2020, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of June 30, 2021, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I. As of September 30, 2020, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Senior secured loans (1)	$359,079	$307,579
Weighted average interest rate on senior secured loans (2)	5.61%	5.44%
Number of borrowers in SLF JV I	57	56
Largest exposure to a single borrower (1)	$9,938	$10,487
Total of five largest loan exposures to borrowers (1)	$47,100	$49,097
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

SLF JV I Portfolio as of June 30, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.84%	Diversified Support Services	$9,135	$9,106	$9,092	(4)
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	7832	7,654	7,711	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.58%	Electrical Components & Equipment	5,957	5,855	5,963	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.15%	Integrated Telecommunication Services	4,607	4,440	4,606
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,682	9,749
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,900	7,821	7,762	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.90%	Personal Products	2,806	2,216	2,257
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,561	4,533	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	154	149	147	(4)(5)
Total Apptio, Inc.				4,769	4,710	4,680
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,419	6,293	6,040	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Equipment	6,750	6,683	6,716
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027		Health Care Equipment	—	(8)	(4)	(5)
Total BAART Programs, Inc.				6,750	6,675	6,712
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.10%	Data Processing & Outsourced Services	9,700	9,686	9,604
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	3.85%	Systems Software	6,662	6,589	6,632
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.09%	Oil & Gas Equipment & Services	7,272	7,252	7,112
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,129	7,058	7,187	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+3.50% cash due 12/11/2026	4.50%	Alternative Carriers	7,381	7,220	7,400
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.10%	IT Consulting & Other Services	4,975	4,810	4,930	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.15%	Biotechnology	5,895	5,851	5,888
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.10%	Internet Services & Infrastructure	7,900	7,880	7,920
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Forest Products	5,893	5,834	5,959
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,425	7,351	7,468
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/25/2028	5.75%	Leisure Products	7,500	7,425	7,500
GI Chill Acquisition LLC	First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.15%	Managed Health Care	3,731	3,748	3,730	(4)
GI Chill Acquisition LLC	Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.65%	Managed Health Care	3,750	3,670	3,731	(4)
Total GI Chill Acquisition LLC				7,481	7,418	7,461
Gigamon, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 12/27/2024	4.50%	Systems Software	7,619	7,581	7,648

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	$2,220	$2,181	$2,233
Grab Holdings Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%	Interactive Media & Services	2,993	2,910	3,045
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/28/2026	6.00%	Pharmaceuticals	7,500	7,350	7,350
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,547	3,633
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	1,943	1,769	1,960
Total Intelsat Jackson Holdings S.A.				5,511	5,316	5,593
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	9,938	9,645	9,739	(4)
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%	Real Estate Services	7,462	7,392	7,425	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.83%	Application Software	7,960	7,827	7,957	(4)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.60%	Electronic Components	7,462	7,341	7,373
Maravai Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 10/19/2027	4.75%	Biotechnology	6,838	6,769	6,874	(4)
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,598	4,544	4,373	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(6)	(23)	(4)(5)
Total Mindbody, Inc.				4,598	4,538	4,350
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,844	3,809	3,849	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(6)	3	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	—	(4)(5)
Total MRI Software LLC				3,844	3,800	3,852
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.10%	Health Care Technology	5,925	5,894	5,944
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	6,773	6,754	6,756
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,884	5,871	5,891
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%	Application Software	7,871	7,836	7,872	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	6,313	6,226	6,313	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(8)	(4)	(4)(5)
Total Olaplex, Inc.				6,313	6,218	6,309
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	4,988	4,806	5,011	(4)
PaySimple, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.61%	Data Processing & Outsourced Services	7,462	7,427	7,425	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	4,503	4,435	4,514	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	4,983	4,887	4,883	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(8)	(8)	(4)(5)
Total Pluralsight, LLC				4,983	4,879	4,875
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	6,965	6,861	6,969	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,735	2,707	2,738	(4)
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	4,916	4,881	4,885	(4)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	$8,310	$8,297	$7,812
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	138	138	129
Total SHO Holding I Corporation				8,448	8,435	7,941
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.60%	Diversified Support Services	3,694	3,639	3,490	(4)
Sorenson Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.25%	Communications Equipment	2,929	2,900	2,958
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	8,276	8,088	8,281	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	7,843	7,461	7,353	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	4,924	4,908	4,950
Trench Plate Rental, Co.	First Lien Term Loan, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	3,951	3,892	3,891
Trench Plate Rental, Co.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(11)	(11)	(5)
Trench Plate Rental, Co.	First Lien Revolver, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	24	15	15	(5)
Total Trench Plate Rental, Co.				3,975	3,896	3,895
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%	Application Software	6,450	6,343	6,501	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.10%	Health Care Technology	4,090	4,061	4,107
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,920	7,638	7,956	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,962	5,870	(4)
Total Portfolio Investments				$359,079	$360,570	$361,246
__________________
(1) Represents the interest rate as of June 30, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of June 30, 2021, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.13%, the 90-day LIBOR at 0.15%, the 180-day LIBOR at 0.17%, the 360-day LIBOR at 0.25% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of June 30, 2021 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and SLF JV I as of June 30, 2021.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

SLF JV I Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%	Diversified Support Services	$9,206	$9,170	$9,029
AdVenture Interactive, Corp.	927 shares of common stock		Advertising		1,390	1,373	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	6,038	5,914	5,781	(4)
Airbnb, Inc.	First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%	Hotels, Resorts & Cruise Lines	3,051	2,981	3,311	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.15%	Integrated Telecommunication Services	4,643	4,450	4,527
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,879	9,623	9,566
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	7,960	7,880	6,846	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	2,828	2,282	1,248	—
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,550	4,526	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025		Application Software	—	(5)	(8)	(4)(5)
Total Apptio, Inc.				4,615	4,545	4,518
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,468	6,324	6,015	(4)
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.15%	Data Processing & Outsourced Services	9,775	9,758	9,251
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%	Systems Software	7,532	7,448	7,331	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	7,331	7,306	5,600
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	3,990	3,792	3,960
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	7,184	7,112	6,842	(4)
Clear Channel Outdoor Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	3.76%	Advertising	331	290	302
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	7,437	7,262	7,228
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	5,940	5,895	5,895
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%	Internet Services & Infrastructure	7,960	7,940	7,879
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%	Distributors	943	902	924
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,481	7,406	7,461
Frontier Communications Corporation	First Lien Term Loan, PRIME+2.75% cash due 6/15/2024	6.00%	Integrated Telecommunication Services	3,939	3,901	3,887
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	7,781	7,734	7,684

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	$2,231	$2,187	$2,185
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	6,000	5,979	5,790	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	3,970	3,930	3,923
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,541	3,598
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	971	801	1,011	(5)
Total Intelsat Jackson Holdings S.A.				4,539	4,342	4,609
KIK Custom Products Inc.	First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%	Household Products	5,322	5,308	5,302
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%	Application Software	5,000	4,876	4,842
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,546	4,481	4,192	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(7)	(38)	(4)(5)
Total Mindbody, Inc.				4,546	4,474	4,154
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,830	3,795	3,737	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	(4)	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(8)	(4)(5)
Total MRI Software LLC				3,830	3,791	3,725
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	5,970	5,940	5,849
New IPT, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021	6.00%	Oil & Gas Equipment & Services	1,006	1,006	786	(4)
New IPT, Inc.	21.876 Class A Common Units in New IPT Holdings, LLC		Oil & Gas Equipment & Services		—	—	(4)
Total New IPT, Inc.				1,006	1,006	786
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	6,825	6,803	6,518
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	2,400	2,314	2,403
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,931	5,909	5,827
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	7,455	7,418	7,371
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(2)	(5)	(5)
Total OEConnection LLC				7,455	7,416	7,366
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	4,938	4,851	4,938	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	270	261	270	(4)(5)
Total Olaplex, Inc.				5,208	5,112	5,208
PetVet Care Centers, LLC	First Lien Term Loan, LIBOR+4.25% cash due 2/14/2025	5.25%	Specialized Consumer Services	2,743	2,736	2,747
PG&E Corporation	First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%	Electric Utilities	5,985	5,899	5,875
Recorded Books, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 8/31/2025	4.75%	Publishing	6,000	5,940	5,940
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,828	2,800	2,791

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Salient CRGT, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%	Aerospace & Defense	$2,111	$2,099	$1,963	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	8,396	8,380	5,898
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	9,750	9,690	9,409
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%	Diversified Support Services	4,781	4,709	3,992
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	3,718	3,532	3,551
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	7,940	7,900	7,911
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	4,888	4,575	4,407	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,962	4,943	4,691	(4)
Uber Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%	Application Software	2,997	2,959	2,980
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	2,856	2,816	2,814
Veritas US Inc.	First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%	Application Software	6,500	6,371	6,375
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	4,112	4,080	4,084	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	10,487	10,495	10,291
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,980	7,662	7,744	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,956	4,680	(4)
Total Portfolio Investments				$307,579	$311,428	$298,771
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

Both the cost and fair value of our debt investment in the SLF JV I were $96.3 million as of each of June 30, 2021 and September 30, 2020. We earned interest income of $1.9 million and $5.4 million on our investment in the SLF JV I Notes for the three and nine months ended June 30, 2021, respectively. We earned interest income of $2.0 million and $6.3 million on our investment in the SLF JV I Notes for the three and nine months ended June 30, 2020, respectively. As of June 30, 2021, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.0% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $36.7 million, respectively, as of June 30, 2021 and $49.3 million and $21.2 million, respectively, as of September 30, 2020. We earned $0.5 million in dividend income for the three and nine months ended June 30, 2021 with respect to our investment in the LLC equity interests of SLF JV I. We did not earn dividend income for the three and nine months ended June 30, 2020 with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of June 30, 2021 and September 30, 2020 and for the three and nine months ended June 30, 2021 and 2020:

	June 30, 2021	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2021: $360,570; cost September 30, 2020: $311,428)	$361,246	$298,771
Cash and cash equivalents	14,620	5,389
Restricted cash	4,438	4,211
Other assets	6,191	5,093
Total assets	$386,495	$313,464

Senior credit facility payable	$209,620	$167,910
Debt securities payable at fair value (proceeds June 30, 2021: $110,000; proceeds September 30, 2020: $110,000)	110,000	110,000
Other liabilities	24,941	11,336
Total liabilities	344,561	289,246
Members' equity	41,934	24,218
Total liabilities and members' equity	$386,495	$313,464

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Selected Statements of Operations Information:
Interest income	$5,247	$4,419	$14,535	$15,358
Other income	19	—	546	297
Total investment income	5,266	4,419	15,081	15,655
Senior credit facility interest expense	1,430	1,847	4,222	6,019
Subordinated notes interest expense	2,224	2,229	6,195	7,191
Other expenses	56	47	193	178
Total expenses (1)	3,710	4,123	10,610	13,388
Net unrealized appreciation (depreciation)	1,407	16,829	13,334	(17,721)
Net realized gains (losses)	426	(1,285)	427	(3,052)
Net income (loss)	$3,389	$15,840	$18,232	$(18,506)
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
During the three and nine months ended June 30, 2021, we sold $10.5 million and $45.5 million, respectively, of senior secured debt investments to SLF JV I, for $10.3 million and $44.8 million cash consideration, respectively, which represented the fair value at the time of sale. During the nine months ended June 30, 2021, we did not sell any debt investments to SLF JV I.
Glick JV
On March 19, 2021, as a result of the consummation of the Mergers, we became party to the LLC agreement of Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV, or the Glick JV Notes. As of June 30, 2021, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 38 portfolio companies as of June 30, 2021. The portfolio companies in the Glick JV are in industries similar to those in which we may invest directly.

The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of June 30, 2021, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of June 30, 2021, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 2.75% thereafter, in each case with a 0.125% LIBOR floor. Under the Glick JV Deutsche Bank Facility, $71.9 million of borrowings were outstanding as of June 30, 2021.
As of June 30, 2021, the Glick JV had total assets of $148.1 million. Our investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $55.4 million in the aggregate at fair value as of June 30, 2021. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of June 30, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of June 30, 2021, of which $73.5 million was from us. As of June 30, 2021, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of June 30, 2021, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2021:

June 30, 2021
Senior secured loans (1)	$131,675
Weighted average current interest rate on senior secured loans (2)	5.92%
Number of borrowers in the Glick JV	38
Largest loan exposure to a single borrower (1)	$6,995
Total of five largest loan exposures to borrowers (1)	$29,305
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of June 30, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,915	$3,827	$3,856	(4)
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.58%	Electrical Components & Equipment	2,636	2,591	2,639	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,995	6,852	6,903
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,963	2,933	2,911	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,672	1,313	1,344
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,703	3,631	3,485	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Equipment	3,600	3,564	3,582
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027		Health Care Equipment	—	(4)	(2)	(5)
Total BAART Programs, Inc.				3,600	3,560	3,580
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.09%	Oil & Gas Equipment & Services	4,848	4,835	4,741
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,564	3,529	3,593	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.15%	Biotechnology	4,913	4,876	4,906
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Forest Products	3,929	3,889	3,973
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,475	2,450	2,489
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/25/2028	5.75%	Leisure Products	4,000	3,960	4,001
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	431	420	434	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/28/2026	6.00%	Pharmaceuticals	4,000	3,920	3,920
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,241	3,228	3,185
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	797	725	803
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	2,484	2,411	2,435	(4)
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,439	3,079	2,667
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.60%	Electronic Components	1,376	1,135	1,359
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,892	4,847	4,783	(4)
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,621	1,607	1,623	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
Total MRI Software LLC				1,621	1,605	1,623
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.10%	Health Care Technology	3,950	3,930	3,962
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	5,321	5,307	5,308
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,762	5,730	5,769
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%	Application Software	3,936	3,918	3,936	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	3,524	3,474	3,524	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(5)	(3)	(4)(5)
Total Olaplex, Inc.				3,524	3,469	3,521

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	$2,842	$2,799	$2,849	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	3,706	3,635	3,632	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(6)	(6)	(4)(5)
Total Pluralsight, LLC				3,706	3,629	3,626
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	3,980	3,920	3,982	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,823	1,805	1,825	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,175	6,154	5,805
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	96
Total SHO Holding I Corporation				6,277	6,256	5,901
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	2,857	2,700	2,678	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	4,924	4,908	4,950
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,604	1,602	1,402
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.10%	Health Care Technology	1,725	1,712	1,732
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,950	4,774	4,973	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,981	2,935	(4)
Total Portfolio Investments				$131,675	$129,056	$128,979
__________
(1) Represents the interest rate as of June 30, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of June 30, 2021, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.13%, the 90-day LIBOR at 0.15%, the 180-day LIBOR at 0.17% and the 360-day LIBOR at 0.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of June 30, 2021 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both us and the Glick JV as of June 30, 2021.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

The cost and fair value of our aggregate investment in the Glick JV was $50.7 million and $55.4 million, respectively, as of June 30, 2021. For the three months ended June 30, 2021, our investment in the Glick JV Notes earned cash interest income of $0.7 million. For the period from March 19, 2021 to June 30, 2021, our investment in the Glick JV Notes earned cash interest income of $0.8 million. We did not earn any dividend income for the period from March 19, 2021 to June 30, 2021 with respect to our investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the Glick JV as of June 30, 2021, for the three months ended June 30, 2021 and for the period from March 19, 2021 to June 30, 2021:

June 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2021: $129,056)	$128,979
Cash and cash equivalents	15,218
Restricted cash	1,389
Other assets	2,534
Total assets	$148,120

Senior credit facility payable	$71,882
Glick JV Notes payable at fair value (proceeds June 30, 2021: $71,195)	63,311
Other liabilities	12,927
Total liabilities	$148,120
Members' equity	—
Total liabilities and members' equity	$148,120

	Three months ended June 30, 2021	For the period from March 19, 2021 to June 30, 2021
Selected Statements of Operations Information:
Interest income	$2,161	$2,465
Fee income	56	59
Total investment income	2,217	2,524
Senior credit facility interest expense	557	646
Glick JV Notes interest expense	830	950
Other expenses	48	54
Total expenses (1)	1,435	1,650
Net unrealized appreciation (depreciation)	(778)	(902)
Realized gain (loss)	(4)	28
Net income (loss)	$—	$—
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
During the period from March 19, 2021 to June 30, 2021, we did not sell any debt investments to the Glick JV.
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
Comparison of three and nine months ended June 30, 2021 and June 30, 2020
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended June 30, 2021 and 2020 was $65.4 million and $34.4 million, respectively. For the three months ended June 30, 2021, this amount consisted of $56.6 million of interest income from portfolio investments (which included $4.6 million of PIK interest), $7.8 million of fee income and $1.0 million of dividend income. For the three months ended June 30, 2020, this amount consisted of $32.3 million of interest income from portfolio investments (which included $2.2 million of PIK interest), $1.8 million of fee income and $0.3 million of dividend income. The increase of $31.0 million, or 90.2%, in our total investment income for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was due primarily to (1) a $24.3 million increase in interest income, which was due to a larger investment portfolio, primarily driven by the first full quarter of interest income earned on the assets acquired from the Merger and new originations, original issue discount ("OID") accretion that resulted from merger-related accounting adjustments and higher OID acceleration resulting from exits of investments, and (2) a $6.0 million increase in fee income primarily due to higher prepayment fees and amendment fees.
Total investment income for the nine months ended June 30, 2021 and 2020 was $145.6 million and $99.5 million, respectively. For the nine months ended June 30, 2021, this amount consisted of $130.8 million of interest income from portfolio investments (which included $11.5 million of PIK interest), $13.5 million of fee income and $1.4 million of dividend income. For the nine months ended June 30, 2020, this amount consisted of $93.7 million of interest income from portfolio investments (which included $5.3 million of PIK interest), $4.9 million of fee income and $0.9 million of dividend income. The increase of $46.1 million, or 46.3%, in our total investment income for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, was due primarily to (1) a $37.1 million increase in interest income, which was primarily driven by a larger investment portfolio primarily due to the increase in assets resulting from the Mergers and new originations, OID accretion that resulted from merger-related accounting adjustments and higher OID acceleration resulting from exits of investments, and (2) a $8.5 million increase in fee income primarily due to higher prepayment fees and amendment fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended June 30, 2021 and 2020 were $29.1 million and $17.6 million, respectively. Net expenses increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, by $11.5 million, or 65.3%, primarily due to (1) a $3.4 million increase in Part I incentive fees mainly due to higher investment income, (2) a $2.8 million increase in Part II fees as a result of higher cumulative capital gains earned, (3) a $2.4 million increase in interest expense due to higher borrowings outstanding, (4) a $2.2 million increase in management fees (net of waivers) as a result of a larger investment portfolio and (5) a $0.5 million increase in professional fees.

Net expenses (expenses net of fee waivers) for the nine months ended June 30, 2021 and 2020 were $81.2 million and $52.1 million, respectively. Net expenses increased for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, by $29.1 million, or 55.8%, primarily due to (1) a $16.3 million increase in Part II fees (net of waivers) as a result of higher cumulative capital gains earned and the impact of the waiver reversal in the prior year, (2) a $5.6 million increase in Part I incentive fees mainly due to higher investment income, (3) a $4.8 million increase in management fees (net of management fee waivers) primarily as a result of a larger investment portfolio, (4) $1.3 million increase in interest expense due to higher borrowings outstanding, and (5) a $1.1 million increase in professional fees.
Net Investment Income
As a result of the $31.0 million increase in total investment income and the $11.5 million increase in net expenses, net investment income for the three months ended June 30, 2021 increased by $19.2 million, or 114.3%, compared to the three months ended June 30, 2020.
As a result of the $46.1 million increase in total investment income and the $29.1 million increase in net expenses, net investment income for the nine months ended June 30, 2021 increased by $16.6 million, or 35.0%, compared to the nine months ended June 30, 2020.
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
During the three months ended June 30, 2021 and 2020, we recorded aggregate net realized gains (losses) of $8.6 million and $2.8 million, respectively, in connection with the exits or restructurings of various investments. During the nine months ended June 30, 2021 and 2020, we recorded aggregate net realized gains (losses) of $22.7 million and $(20.4) million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2021 and 2020.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2021 and 2020, we recorded net unrealized appreciation of $3.9 million and $100.6 million, respectively. For the three months ended June 30, 2021, this consisted of $12.3 million of net unrealized appreciation on debt investments, $3.8 million of net unrealized appreciation on equity investments and $1.1 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $13.3 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains). For the three months ended June 30, 2020, this consisted of $85.2 million of net unrealized appreciation on debt investments, $11.8 million of net unrealized appreciation on equity investments and $3.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $0.4 million of net unrealized depreciation of foreign currency forward contracts.
During the nine months ended June 30, 2021 and 2020, we recorded net unrealized appreciation (depreciation) of $116.6 million and $(60.1) million, respectively. For the nine months ended June 30, 2021, this consisted of $79.7 million of net unrealized appreciation on debt investments, $30.7 million of net unrealized appreciation on equity investments, $4.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts. For the nine months ended June 30, 2020, this consisted of $42.5 million of net unrealized depreciation on debt investments and $39.3 million of net unrealized depreciation on equity investments, partially offset by $21.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.4 million of net unrealized appreciation of foreign currency forward contracts.
For the three and nine months ended June 30, 2021, there were $(5.0) million and $28.4 million of net realized and unrealized gains (losses) that resulted solely from accounting adjustments related to the Mergers.

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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2021, we had $1,114.1 million in senior securities and our asset coverage ratio was 216.0%. As of June 30, 2021, our debt to equity ratio was 0.86x. Our target debt to equity ratio is 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) as we plan to continue to opportunistically deploy capital into the markets.
For the nine months ended June 30, 2021, we experienced a net increase in cash and cash equivalents (including restricted cash) of $48.4 million. During that period, we used $35.9 million of net cash from operating activities, primarily from funding $714.8 million of investments, partially offset by $586.8 million of principal payments and sale proceeds received, $20.9 million of cash acquired in the Mergers, the cash activities related to $64.1 million of net investment income and $18.3 million of net increase in payables from unsettled transactions. During the same period, net cash provided by financing activities was $85.4 million, primarily consisting of $349.0 million of borrowings of unsecured notes (net of OID), partially offset by $190.5 million of net repayments under the credit facilities, $54.3 million of cash distributions paid to our stockholders, $9.3 million of repayments of secured borrowings, $1.6 million of repurchases of common stock under our dividend reinvestment plan, or DRIP, and $7.8 million of deferred financing costs paid.
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
As of June 30, 2021, we had $87.5 million in cash and cash equivalents (including $2.8 million of restricted cash), portfolio investments (at fair value) of $2.3 billion, $15.4 million of interest, dividends and fees receivable, $635.9 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $8.1 million of net payables from unsettled transactions, $464.1 million of borrowings outstanding under our credit facilities, $640.0 million of unsecured notes payable (net of unamortized financing costs and unaccreted discount) and unfunded commitments to portfolio companies of $288.0 million. As of June 30, 2021, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
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
Equity Issuances
On March 19, 2021, in connection with the Mergers, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders. There were no other common stock issuances during the nine months ended June 30, 2021 and 2020.

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
November 12, 2019	December 13, 2019	December 31, 2019	0.095	12.9 million	87,747	0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
November 13, 2020	December 15, 2020	December 31, 2020	0.11	15.0 million	93,964	0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	0.5 million
 ______________
(1)Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of June 30, 2021, (i) the size of our senior secured revolving credit facility, or, as amended and restated, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $950 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on May 4, 2025 and the maturity date was May 4, 2026 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% and (b) alternate base rate loans was 1.00%.

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

The following table describes significant financial covenants, as of June 30, 2021, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2021 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$600 million	$1,279 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.14:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1 until March 31, 2022 and 2.25:1 thereafter	2.00:1	3.61:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,074 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

As of June 30, 2021 and September 30, 2020, we had $350.0 million and $414.8 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $350.0 million and $414.8 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.202% and 3.325% for the nine months ended June 30, 2021 and 2020, respectively. For the three and nine months ended June 30, 2021, we recorded interest expense (inclusive of fees) of $4.0 million and $10.5 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2020, we recorded interest expense (inclusive of fees) of $3.5 million and $11.7 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, as a result of the consummation of the Mergers, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian.
As of June 30, 2021, we were able to borrow up to $150 million under the Citibank Facility (subject to borrowing base and other limitations). As of June 30, 2021, the reinvestment period under the Citibank Facility was scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility was July 18, 2023. See "Note 16. Subsequent Events - Citibank Facility Amendment".
As of June 30, 2021, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of June 30, 2021, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of our equity interests in OCSL Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of June 30, 2021, we had $114.1 million outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.198% for the period from March 19, 2021 to June 30, 2021. For the three months ended June 30, 2021 and the period from March 19, 2021 to June 30, 2021, we recorded interest expense (inclusive of fees) of $0.8 million and $0.9 million, respectively, related to the Citibank Facility.
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

On May 4, 2021, we repaid all outstanding borrowings under the Deutsche Bank Facility using borrowings under the Syndicated Credit Facility, following which the Deutsche Bank Facility was terminated. For the period from March 19, 2021 to May 4, 2021, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 2.900%. For the three months ended June 30, 2021 and the period from March 19, 2021 to June 30, 2021, we recorded interest expense (inclusive of fees) of $0.2 million and $0.3 million, respectively, related to the Deutsche Bank Facility.
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
2027 Notes
On May 18, 2021, we issued $350.0 million in aggregate principal amount of our 2.700% notes due 2027, or the 2027 Notes, for net proceeds of $344.8 million after deducting OID of $1.0 million, underwriting commissions and discounts of $3.5 million and offering costs of $0.7 million. The OID on the 2027 Notes is amortized based on the effective interest method over the term of the notes.
In connection with the 2027 Notes, we entered into an interest rate swap to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 2.7% and pay a floating interest rate of the three-month LIBOR plus 1.658% on a notional amount of $350 million. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship.
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of June 30, 2021:

	As of June 30, 2021
($ in millions)	2025 Notes	2027 Notes
Principal	$300.0	$350.0
Unamortized financing costs	(2.7)	(4.1)
Unaccreted discount	(1.9)	(1.0)
Interest rate swap fair value adjustment	—	(0.3)
Net carrying value	$295.4	$344.6
Fair Value	$315.2	$356.6
The below table presents the components of the carrying value of the 2025 Notes as of September 30, 2020:

As of September 30, 2020
($ in millions)	2025 Notes
Principal	$300.0
Unamortized financing costs	(3.3)
Unaccreted discount	(2.2)
Net carrying value	$294.5
Fair Value	$301.4
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and nine months ended June 30, 2021:

	2025 Notes		2027 Notes
($ in millions)	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Coupon interest	$2.6	$7.9	$1.1	$1.1
Amortization of financing costs and discount	0.3	0.9	0.1	0.1
Interest rate swap fair value adjustment	—	—	(0.3)	(0.3)
Total interest expense	$2.9	$8.8	$0.9	$0.9
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	1.813%	1.813%

The below table presents the components of interest and other debt expenses related to the 2025 Notes for the three and nine months ended June 30, 2020:

	2025 Notes
($ in millions)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Coupon interest	$2.6	$3.6
Amortization of financing costs and discount	0.3	0.4
Total interest expense	$2.9	$4.0
Coupon interest rate	3.500%	3.500%
2024 Notes
For the nine months ended June 30, 2020, we recorded interest expense of $1.9 million (inclusive of fees) related to our 5.875% notes due 2024, or the 2024 Notes.
On March 2, 2020, we redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during the nine months ended June 30, 2020. As of June 30, 2021 and September 30, 2020, there were no 2024 Notes outstanding.
2028 Notes
For the nine months ended June 30, 2020, we recorded interest expense of $2.5 million (inclusive of fees) related to our 6.125% notes due 2028, or the 2028 Notes.
On March 13, 2020, we redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during each of the nine months ended June 30, 2020. As of June 30, 2021 and September 30, 2020, there were no 2028 Notes outstanding.
Secured Borrowings
As of June 30, 2021 and September 30, 2020, we did not have any secured borrowings outstanding. On March 19, 2021, as a result of the consummation of the Mergers, we became party to a secured borrowing arrangement under which certain securities were sold and simultaneously repurchased at a premium. The amounts due under the secured borrowing arrangement were settled prior to June 30, 2021. For the period from March 19, 2021 to June 30, 2021, we recorded less than $0.1 million of interest expense in connection with secured borrowings. Our secured borrowings bore interest at a weighted average rate of 3.123% for the period from March 19, 2021 to June 30, 2021.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2021, our only off-balance sheet arrangements consisted of $288.0 million of unfunded commitments, which was comprised of $235.5 million to provide debt financing to certain of our portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. As of September 30, 2020, our only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of June 30, 2021 and September 30, 2020 is shown in the table below:

	June 30, 2021	September 30, 2020
Senior Loan Fund JV I, LLC	$35,000	$1,328
Assembled Brands Capital LLC	28,842	36,079
WPEngine, Inc.	26,348	26,348
Marinus Pharmaceuticals, Inc.	25,230	—
Athenex, Inc.	21,072	22,780
Thrasio, LLC	20,864	—
OCSI Glick JV LLC	13,998	—
Jazz Acquisition, Inc.	13,825	—
Dominion Diagnostics, LLC	11,148	5,887
Gulf Operating, LLC	10,064	—
Coty Inc.	9,886	—
Latam Airlines Group S.A.	7,267	—
NeuAG, LLC	5,441	4,382
MHE Intermediate Holdings, LLC	5,255	—
SumUp Holdings Luxembourg S.À.R.L.	5,154	—
Olaplex, Inc.	4,806	1,917
MRI Software LLC	4,723	7,239
Mindbody, Inc.	4,000	3,048
CorEvitas, LLC	3,968	5,189
Pluralsight, LLC	3,532	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
The Avery	3,257	—
Accupac, Inc.	3,063	2,346
PRGX Global, Inc.	2,518	—
Relativity ODA LLC	2,218	—
Acquia Inc.	2,061	2,240
Telestream Holdings Corporation	1,759	—
Apptio, Inc.	1,338	1,538
Coyote Buyer, LLC	1,333	942
Sunland Asphalt & Construction, LLC	1,258	—
4 Over International, LLC	1,183	—
109 Montgomery Owner LLC	1,104	—
Ministry Brands, LLC	1,100	425
Digital.AI Software Holdings, Inc.	1,077	—
Thermacell Repellents, Inc.	438	—
GKD Index Partners, LLC	320	231
CircusTrix Holdings, LLC	61	—
NuStar Logistics, L.P.	—	17,911
A.T. Holdings II SÀRL	—	7,541
Ardonagh Midco 3 PLC	—	3,007
New IPT, Inc.	—	2,229
iCIMs, Inc.	—	882
Immucor, Inc.	—	541
Total	$288,011	$157,530

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, Citibank Facility, Deutsche Bank Facility, 2025 Notes, 2027 Notes and secured borrowings:

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of June 30, 2021	Weighted average debt outstanding for the nine months ended June 30, 2021	Maximum debt outstanding for the nine months ended June 30, 2021
Syndicated Facility	$414,825	$350,000	$467,754	$700,025
Citibank Facility	—	114,057	42,699	134,057
Deutsche Bank Facility	—	—	17,525	115,700
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	—	350,000	56,410	350,000
Secured borrowings	—	—	137	9,341
Total debt	$714,825	$1,114,057	$884,525

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of June 30, 2021
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$350,000	$—	$—	$350,000	$—
Interest due on Syndicated Facility	36,046	7,438	14,876	13,732	—
Citibank Facility	114,057	—	114,057	—	—
Interest due on Citibank Facility	5,103	2,490	2,613	—	—
2025 Notes	300,000	—	—	300,000	—
Interest due on 2025 Notes	38,433	10,500	21,000	6,933	—
2027 Notes	350,000	—	—	—	350,000
Interest due on 2027 Notes (a)	35,207	6,346	12,692	12,692	3,477
Total	$1,228,846	$26,774	$165,238	$683,357	$353,477
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.

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
Recent Developments
Distribution Declaration
On July 30, 2021, our Board of Directors declared a quarterly distribution of $0.145 per share, payable in cash on September 30, 2021 to stockholders of record on September 15, 2021.

Citibank Facility Amendment

On July 2, 2021, we amended the Citibank Facility to, among other things, (1) reduce the size of the facility from $180 million to $150 million, (2) extend the reinvestment period to July 18, 2023, (3) extend the maturity date to July 18, 2024, (4) modify the interest rate on outstanding borrowings to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans subject to the observable market depth and pricing and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period and (5) add provisions relating to the transition from LIBOR to the Secured Overnight Financing Rate.
Chief Financial Officer and Treasurer Transition

On August 4, 2021, Mel Carlisle notified the Company of his resignation as Chief Financial Officer and Treasurer effective on November 30, 2021. Mr. Carlisle’s resignation is not the result of any disagreement with the Company. He will remain with Oaktree Capital Management, L.P. as part of its Global Opportunities strategy.

The Company expects to appoint Christopher McKown, age 40, as its Chief Financial Officer and Treasurer effective upon Mr. Carlisle’s resignation, subject to approval by the Company’s Board of Directors. Mr. McKown would also be expected to succeed Mr. Carlisle as Chief Financial Officer and Treasurer of Oaktree Strategic Income II, Inc. Mr. McKown joined Oaktree Capital Management, L.P. in 2011 and currently serves as a Managing Director responsible for fund accounting and reporting for Oaktree’s Strategic Credit strategy and as the Assistant Treasurer of the Company and Oaktree Strategic Income II, Inc. Prior to joining Oaktree Capital Management, L.P., he worked in the audit practice at KPMG LLP. Mr. McKown received a B.A. degree in business economics with a minor in accounting cum laude from the University of California, Los Angeles and is a Certified Public Accountant (inactive).

Mr. McKown has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Mr. McKown has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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
As of June 30, 2021, 91.4% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2020, 88.3% of our debt investment portfolio (at fair value) and 88.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2021 and September 30, 2020, was as follows:

	June 30, 2021		September 30, 2020
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$424,496	21.0%	$553,829	42.2%
>0% and <1%	256,416	12.7%	39,789	3.0%
1%	1,258,979	62.3%	672,529	51.3%
>1%	81,120	4.0%	45,362	3.5%
Total Floating Rate Investments	$2,021,011	100.0%	$1,311,509	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$38,251	$(20,351)	$17,900
200	27,957	(16,281)	11,676
150	17,730	(12,211)	5,519
100	7,678	(8,141)	(463)
50	2,680	(4,070)	(1,390)

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$72,406	$—	$35,248	$—
Prime rate	13,611	—	305	—
LIBOR
30 day	812,358	350,000	717,576	414,825
60 day	27,419	—	6,861	—
90 day (a)	710,072	464,057	362,141	—
180 day	292,742	—	201,699	—
360 day	81,245	—	23,351	—
EURIBOR
30 day	29,455	—	29,126	—
90 day	14,707	—	—	—
180 day	23,403	—	1,689	—
UK LIBOR
30 day	29,702	—	23,270	—
180 day	25,486	—	14,612	—
Fixed rate	183,232	300,000	171,976	300,000
Total	$2,315,838	$1,114,057	$1,587,854	$714,825
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
Other than as described below, we are currently not a party to any pending material legal proceedings.
On December 18, 2020, putative stockholder Oklahoma Firefighters Pension and Retirement System filed a complaint on behalf of itself and all other similarly situated holders of our common stock and derivatively on behalf of us as nominal defendant in the Delaware Court of Chancery, captioned Oklahoma Firefighters Pension and Retirement System v. Frank, et al., No. 2020-1075-VCM (Del. Ch.). This lawsuit is referred to herein as the “Merger Litigation”. The Merger Litigation alleges a direct breach of fiduciary duty claim against our board of directors in connection with the solicitation of the approval by our stockholders of the issuance of shares of our common stock to be issued pursuant to the Merger Agreement and a derivative breach of fiduciary duty claim against our board of directors in connection with its negotiation and approval of the Mergers. The Merger Litigation alleges, among other things, that the members of our board of directors had certain conflicts of interest in the negotiation and approval of the Mergers and that the initial filing of the joint proxy statement/prospectus relating to the Mergers omitted certain information that the plaintiff claims is material. The Merger Litigation, among other things, requested that the court enjoin the vote of our stockholders with respect to the approval of the issuance of shares of our common stock to be issued pursuant to the Merger Agreement and award attorneys’ fees and damages in an unspecified amount. On February 16, 2021, the plaintiff withdrew the request that the court enjoin the vote of our stockholders. On April 26, 2021, the plaintiff filed a proposed order voluntarily dismissing its claims, with prejudice as to the plaintiff and without prejudice as to any of our other stockholders.

The court entered the order of dismissal on May 10, 2021. The Court retained jurisdiction solely for the purpose of adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the supplemental disclosures included in the amended joint proxy statement/prospectus. We subsequently agreed to pay $435,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the action.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three and nine months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

4.1	Sixth Supplemental Indenture, dated as of May 18, 2021, relating to the 2.700% Notes due 2027, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K (File No. 814-00755) filed on May 18, 2021)
4.2	Form of 2.700% Notes due 2027 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.1 hereto)
10.1*	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 1 to Amended and Restated Guarantee, Pledge and Security Agreement, dated May 4, 2021, among the Company, as borrower, OCSL SRNE, LLC, as subsidiary guarantor, FSFC Holdings, Inc., as subsidiary guarantor, the lenders party thereto, and ING Capital LLC, as administrative agent.
10.2
Sixth Amendment to the Amended and Restated Loan and Security Agreement by and among the Company, as collateral manager, OCSL Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 2, 2021 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on July 9, 2021)

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
Date: August 4, 2021