Form 10-K
period 2021-09-30
Oaktree Specialty Lending Corp
filed 2021-11-16
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2021 was $948.5 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Leonard M. Tannenbaum and his affiliates. The registrant had 180,360,662 shares of common stock outstanding as of November 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2021

1

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
Our portfolio totaled $2.6 billion at fair value as of September 30, 2021 and was composed of 138 portfolio companies. These included debt investments in 121 companies, equity investments in 35 companies, including our limited partnership interests in one private equity fund, and our investments in Senior Loan Fund JV I, LLC, or the SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities, and OCSI Glick JV LLC, or the Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies. Twenty of our equity investments were in companies in which we also had a debt investment. At fair value, 94.3% of our portfolio consisted of debt investments, including our debt investments in SLF JV I and Glick JV, and 86.7% of our portfolio consisted of senior secured loans as of September 30, 2021. The weighted average annual yield of our debt investments at fair value as of September 30, 2021, including the return on our debt investments in SLF JV I and Glick JV, was approximately 8.7%, including 7.4% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders. See “—Investments—SLF JV I” and “—Investments—Glick JV ” below for additional information regarding our investment in SLF JV I and Glick JV.

We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. We generally expect to target a long-term debt to equity ratio of 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding). As of September 30, 2021, we had a debt to equity ratio of 0.97x (i.e., one dollar of equity for each $0.97 of debt outstanding). At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity.
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
Our Adviser is an affiliate of OCM, a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of the senior executives and investment professionals of our Adviser and its affiliates have been investing together for over 35 years and have generated impressive investment performance through multiple market cycles. Our Adviser and its affiliates emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with a history spanning over 100 years and approximately $625 billion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, OCG's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and OCM is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser and its affiliates believe that their defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals, or the Investment Professionals, as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2021, our Adviser and its affiliates had more than 1,000 professionals in 19 cities and 14 countries, including 44 portfolio managers with an average experience of 25 years and approximately 1,000 years of combined industry experience. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of over 20 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in the discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
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
Business Strategy

Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies across a variety of industries that typically possess resilient business models with strong underlying fundamentals. We deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s deep credit and structuring expertise, including throughout the COVID-19 pandemic. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•Emphasis on Proprietary Deals.  Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser and its affiliates are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser and its affiliates have invested more than $25 billion in over 450 directly originated loans, and the platform has the capacity to invest in large deals and to solely underwrite transactions.

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

•Disciplined Portfolio Management.  Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by diversifying portfolios across industry sectors and, with the exception of our investment in SLF JV I, which has a diversified portfolio, limiting positions to no more than 5% of our portfolio.

•Manage Risk Through Loan Structures.  Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a debt investment reaches impairment. The platform of our Adviser and its affiliates can address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which allowed us to invest and lend throughout the COVID-19 pandemic and other times of market stress when our competitors may halt or reduce investment activity.

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
Identification of Investment Opportunities
Our primary focus is on identifying differentiated private lending opportunities, with a secondary emphasis on identifying opportunities in the public markets.
Private Lending Opportunities. We believe that the market for lending to private companies is underserved and presents a compelling investment opportunity. We intend to focus on private lending opportunities in the following key areas:

•Situational Lending. Certain businesses may present challenges for traditional lenders to understand or value, thus presenting attractive lending opportunities for the Company. Prospective borrowers with little-to-no revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA, may be unable to secure financing from traditional lenders. In these instances, a debt-to-EBITDA approach may not be appropriate, instead requiring a value-oriented approach that involves targeting low loan-to-value ratios and negotiating bespoke covenants, contingencies and terms that help mitigate business-specific risks. Examples of these opportunities may include life sciences companies that have revenue-generating drugs and hard assets, but reinvest that capital into research and development for promising new products.

•Sponsor-Related Financings. Financing for portfolio companies backed by private equity firms is one the most active areas of opportunity, including those opportunities related to leveraged buyouts and refinancings. The Investment Professionals have many longstanding relationships with established, reputable sponsors, and generally favor those that view their portfolio companies as long-term partners and those that specialize in certain industries where they have significant subject matter expertise. In addition, the Investment Professionals have historically favored borrowers backed by sponsors that have demonstrated a willingness to invest large amounts of equity, which provides enhanced downside protection. Examples of these opportunities may include financings for software- or healthcare-focused borrowers backed by private equity firms.

•Stressed Sector/Rescue Lending. Individual businesses or sectors experiencing stress or reduced access to capital can create attractive private lending opportunities. Broad market weakness or sector-specific issues can constrain borrowers’ access to capital. Further, certain factors such as regulation may cause entire industries (e.g., energy) to be rebuffed by more traditional lenders (e.g., commercial banks) such that all borrowers in the industry lose access to capital, regardless of their individual financial condition. Oftentimes, by sifting through an industry issuer-by-issuer, the Investment Professionals can identify attractive investment opportunities that are over-secured by valuable assets.

Examples of these opportunities may include debtor-in-possession loans or loans to companies in sectors severely impacted by COVID-19, such as entertainment, real estate and travel.

Opportunities in Public Markets. Certain factors may also drive opportunities for us in the public market and will allow us to leverage Oaktree’s broader credit platform and decades of credit investing experience. These factors may include:

•Macro Factors. Macro factors that drive market dislocations can ripple through the global economy and include sovereign debt crises, political elections, global pandemics, including the ongoing COVID-19 pandemic, and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling of securities and obligations at prices that the Investment Professionals believe are well below their intrinsic values.

•Industry Headwinds. Select industries may face secular challenges or may fall out of favor due to a variety of factors such as evolving technology or regulation. These headwinds can cause the debt of healthy and unhealthy companies alike to trade lower, potentially allowing the Investment Professionals to identify mispriced opportunities.

•Company Characteristics. Company-specific factors that drive market dislocations include overleveraged balance sheets, near-term liquidity or maturity issues, secular pressures, acute shock to company operations, asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or obligations or require a highly structured direct loan.
Investment Criteria and Guidelines
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

•Sustainable Cash Flow. Our investment philosophy places emphasis on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies with significant asset or enterprise value in which we can invest at relatively low multiples of normalized operating cash flow. Additionally, we anticipate investing in companies with a demonstrated ability or credible plan to de-lever. Typically, we will not invest in start-up companies or companies having speculative business plans or structures that could impair capital over the long-term although we may target certain earlier stage companies that have yet to reach profitability.

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

•Geography.  As a Business Development Company, we will invest at least 70% of our total assets in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Investment Process

Our investment process consists of the following five distinct stages.
Source
Strategic Credit has dedicated sourcing professionals and also leverages the strong market presences and relationships across the global platform of our Adviser and its affiliates to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this gives us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
Screen Using Investment Criteria
We expect to be highly selective in making new investments. The initial screening process will typically include a review of the proposed capital structure of the prospective portfolio company, including level of assets or enterprise value coverage, an assessment by our Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, and a review of forecasted financial statements and liquidity profile. In addition, our Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research
Prior to making any new investment, our Adviser intends to engage in an extensive due diligence process led by investment analysts assigned to each transaction. The analysts will assess a company’s management team, products, services, competitive position in its markets, barriers to entry and operating and financial performance, as well as the growth potential of its markets. In performing this evaluation, the analysts may use financial, descriptive and other due diligence materials provided by the prospective portfolio company, commissioned third party reports and internal sources, including members of the investment team, industry participants and experts with whom our Adviser has relationships. As part of the research process, our Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events.
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
In addition, throughout the COVID-19 pandemic, our Adviser has remained in close contact with many of our portfolio companies to understand their liquidity and solvency positions and changes thereto. We believe that these efforts to closely monitor and identify vulnerable investments have allowed us to address potential problems early and provide constructive solutions to our portfolio companies.

Investments
Debt Investments
At fair value, 94.3% of our portfolio consisted of debt investments and 86.7% of our portfolio consisted of senior secured loans as of September 30, 2021. Our debt investments generally consist of the following:

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
Equity Investments
When we make a debt investment, we may also be granted equity, such as warrants to purchase common stock in a portfolio company. To a lesser extent, we may also make preferred and/or common equity investments, which may be in conjunction with a concurrent debt investment or the result of an investment restructuring. For non-control equity investments, we generally seek to structure our non-control equity investments to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.
SLF JV I
We and Kemper co-invest through SLF JV I, an unconsolidated Delaware limited liability company, or LLC. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2021, we and Kemper had funded an aggregate of approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2021, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional subordinated notes issued by SLF JV I, or the SLF JV I Notes, and approximately $8.8 million was to fund LLC equity interests in SLF JV I. Additionally, SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, as amended, or the Deutsche Bank I Facility, which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2021. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. SLF JV I is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required).

As of September 30, 2021, our investment in SLF JV I was approximately $133.9 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
Glick JV
On March 19, 2021, as a result of the consummation of the Mergers, we became party to the LLC agreement of the Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. Approximately $84.0 million in aggregate commitments was funded to the Glick JV as of September 30, 2021, of which $73.5 million was from us. As of September 30, 2021, we had aggregate unfunded commitments to Glick JV of approximately $14.0 million, of which $12.4 million was to fund subordinated notes issued by the Glick JV, or the Glick JV Notes, and $1.6 million was to fund LLC equity interests in the Glick JV. The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Glick JV Deutsche Bank Facility, which permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations) as of September 30, 2021. Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV. The Glick JV is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). As of September 30, 2021, our investment in the Glick JV was approximately $55.6 million at fair value. We do not consolidate Glick JV in our Consolidated Financial Statements.
Valuation Procedures
As a Business Development Company, we generally invest in illiquid debt and equity securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. See Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement. From October 17, 2017 through May 3, 2020, we were externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, we and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The investment advisory agreement with Oaktree was subsequently amended and restated on March 19, 2021 in connection with the closing of the Mergers. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM.
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
Management and Incentive Fee
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
2.Represents 1.50% annualized management fee and does not reflect any waivers of the management fee.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
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
Board Approval of the Investment Advisory Agreement
At the meeting held on July 30, 2021, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

•the nature, extent and quality of services performed by Oaktree;
•the investment performance of us and other Business Development Companies with a similar investment objective to us;
•the costs of services provided and the profits realized by Oaktree and its affiliates from their relationship with us;
•the possible economies of scale that would be realized due to our growth;
•whether fee levels reflect such economies of scale for the benefit of investors; and
•comparisons of services rendered to and fees paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other Oaktree clients.
No single factor was determinative of the decision of our Board of Directors, including all of the independent directors, to approve the Investment Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by, and met separately with, independent counsel.
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
Administration Agreement
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to Oaktree Strategic Income II, Inc., or OSI II, a private Business Development Company. All of our executive officers serve in substantially similar capacities for OSI II, and one of our independent directors serves as an independent director of OSI II. OSI II has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. Oaktree and its affiliates also manage or sub-advise other Business Development Companies, registered investment companies and private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OSI II and us as well as other Business Development Companies, registered investment companies and private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders.
For example, the personnel of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts. Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us or OSI II or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
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
In addition, affiliates of our Adviser have received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as our Adviser, as well as proprietary accounts (subject to certain conditions) to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.
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
Election to be Taxed as a Regulated Investment Company
We have elected to be treated, and intend to operate in a manner so as to continuously qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our stockholders as dividends. Instead, dividends we distribute (or are deemed to distributed) generally will be taxable to stockholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to stockholders. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses, or the Annual Distribution Requirement.
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
We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no U.S. federal income tax, in preceding years.
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
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
Senior Securities
At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity.
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
Code of Ethics
We have adopted a joint code of ethics with OSI II pursuant to Rule 17j-1 under the Investment Company Act and we have also approved Oaktree’s code of ethics that was adopted by it under Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the applicable code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at www.sec.gov and our code of ethics is available at the Investors: Corporate Governance portion of our website at www.oaktreespecialtylending.com.
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
•Global economic, political and market conditions, including those caused by the COVID-19 public health crisis, have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.
•We have acquired, and may in the future opportunistically acquire the securities and obligations of distressed companies, including through opportunistic acquisitions made during the COVID-19 pandemic. These investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.
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

Risks Relating to the COVID-19 Pandemic
Global economic, political and market conditions caused by the COVID-19 public health crisis have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments around the world, including the United States, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores. Such restrictions and closures have impacted supply chains, consumer demand and/or the operations of many businesses. As jurisdictions around the United States and the world continue to experience periodic surges in cases of COVID-19, there continues to be considerable uncertainty surrounding the full economic impact of the coronavirus pandemic and the long-term effects on the U.S. and global financial markets.

Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events negatively impacted the fair value of the investments that we held and, if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals, service providers, or any related health issues of such investment professionals, service providers, or their families.

In addition, the restrictions, closures and related market conditions (including impacts on supply chains and consumer demand) resulted in and in the future, could further result in certain of our portfolio companies halting or significantly curtailing operations.  The financial results of many middle-market companies, like those in which we invest, experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration in market conditions will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments continue to ease COVID-19 related restrictions and impose certain COVID-19 mitigation measures, certain of our portfolio companies may experience increased health and safety expenses, payroll costs and other operating expenses.

As the potential long-term impact of the coronavirus pandemic remains difficult to predict, the extent to which the pandemic could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the pandemic and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.
We have acquired, and may in the future opportunistically acquire the securities and obligations of distressed companies, including through opportunistic acquisitions made during the COVID-19 pandemic.  These investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

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
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined (to the extent it continues beyond June 30, 2023). Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021, the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S.

financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies.
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
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to U.S. federal income tax at the corporate rate on such deemed distributions on behalf of our stockholders.
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

Our base management fee is payable based upon our gross assets, which includes borrowings for investment purposes, which may encourage our Adviser to use leverage to make additional investments. Given the subjective nature of the investment decisions made by our Adviser on our behalf and the discretion related to incurring leverage in connection with any such investments, it will be difficult to monitor this potential conflict of interest between us and our Adviser.

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

Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OSI II, a private Business Development Company. All of our executive officers serve in substantially similar capacities for OSI II, and one of our independent directors serves as an independent director of OSI II. OSI II has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. Oaktree and its affiliates also manage or sub-advise other Business Development Companies, registered investment companies and private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OSI II and us as well as other Business Development Companies, registered investment companies and private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders. An investment in us is not an investment in any of these other entities.

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

Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us or OSI II or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
In addition, affiliates of our Adviser have received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as our Adviser, as well as proprietary accounts (subject to certain conditions) to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders and/or issuing unsecured notes, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our credit facilities and unsecured notes. On November 30, 2017, we entered into a Senior Secured Revolving Credit Agreement, or as amended and/or restated from time to time, the Syndicated Facility, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. On March 19, 2021, as a result of the consummation of the Mergers, we became party to a revolving credit facility, or as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. In addition, we have two series of unsecured notes outstanding: our 3.500% notes due 2025, or the 2025 Notes, and our 2.700% notes due 2027, or the 2027 Notes. We may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2021, we had $630.0 million of outstanding indebtedness under our credit facilities, $300.0 million of outstanding 2025 Notes and $350.0 million of outstanding 2027 Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2021 was 2.4% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2021 total assets of at least 1.17%. If we are unable to meet the financial obligations under our credit facilities, the lenders under such credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2025 Notes or 2027 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

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

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-21.96%	-12.13%	-2.30%	7.53%	17.36%

For purposes of this table, we have assumed $2,581.6 million in total assets (less all liabilities and indebtedness not represented by senior securities), $1,280.0 million in debt outstanding, $1,312.8 million in net assets as of September 30, 2021, and a weighted average interest rate of 2.4% as of September 30, 2021 (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). Actual interest payments may be different.

Substantially all of our assets are subject to security interests under our credit facilities and if we default on our obligations under any such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of September 30, 2021, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our credit facilities or future credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.

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

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to U.S. federal income tax at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Because we will continue to need capital to grow our investment portfolio, these limitations together with the asset coverage requirements applicable to us may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

To maintain our tax status as a RIC and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

•The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of the sum of our net taxable income plus realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are and may, in the future, be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level U.S. federal income tax.

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

If we fail to be subject to tax as a RIC and are subject to corporate-level U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to be relieved of corporate-level U.S. federal taxes on income and gains distributed to our stockholders. Accordingly, we may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the Annual Distribution Requirement and thus become subject to corporate-level U.S. federal income tax.

We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive.

We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury Regulations and other related administrative pronouncements or interpretations therefore issued by the Internal Revenue Service, or the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, the amount of the distribution paid in stock for U.S. federal income tax purposes generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on a distribution, such sales may put downward pressure on the trading price of our stock.

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
These factors may make certain of our portfolio companies more susceptible to the adverse events in the economy. As a result of the limitations associated with certain of our portfolio companies, we must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. In addition, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
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
As of September 30, 2021, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
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
The 2025 Notes and the 2027 Notes, which we refer to collectively as the "Notes", are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2021, we had $630 million of outstanding borrowings under our credit facilities, all of which is secured.
The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries

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
Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2021, our subsidiaries had $135.0 million of outstanding borrowings under the Citibank Facility, all of which is structurally senior to the Notes.
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
Any default under the agreements governing our indebtedness, including our credit facilities and our Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facilities or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our credit facilities or the required holders of our Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our credit facilities, our Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our credit facilities, could proceed against the collateral securing the debt. Because our credit facilities and our Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that may be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.

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

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide have used stimulus measures recently to reduce volatility in the financial markets, volatility has returned as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

We may experience fluctuations in our quarterly originations and results.

We could experience fluctuations in our quarterly originations and results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, changes in accrual status of our portfolio company investments, distributions, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our market and general economic conditions. In addition, expected originations for a given quarter may be delayed past quarter-end and into the next quarter as a result of factors outside of our control. As a result of these factors, originations or results for any period should not be relied upon as being indicative of performance in future periods.

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

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2020
First quarter	$6.61	$5.52	$5.00	(16.5)%	(24.4)%	$0.095
Second quarter	$5.34	$5.65	$2.33	5.8%	(56.4)%	$0.095
Third quarter	$6.09	$4.90	$3.00	(19.5)%	(50.7)%	$0.095
Fourth quarter	$6.49	$5.23	$4.29	(19.4)%	(33.9)%	$0.105
Year ended September 30, 2021
First quarter	$6.85	$5.66	$4.52	(17.4)%	(34.0)%	$0.110
Second quarter	$7.09	$6.36	$5.47	(10.3)%	(22.8)%	$0.120
Third quarter	$7.22	$6.92	$6.19	(4.2)%	(14.3)%	$0.130
Fourth quarter	$7.28	$7.40	$6.58	1.6%	(9.6)%	$0.145
Year ending September 30, 2022
First quarter (through November 12, 2021)	*	$7.57	$7.03	*	*	$0.155(4)
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
(4)On October 13, 2021, our Board of Directors declared a distribution of $0.155 per share payable on December 31, 2021 to stockholders of record on December 15, 2021.
The last reported price for our common stock on November 12, 2021 was $7.43 per share, which represented a 2.1 % premium to our NAV as of September 30, 2021. As of November 12, 2021, we had 59 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2021.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Financial Services Index and the S&P BDC Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2016 and its relative performance is tracked through September 30, 2021. The stock performance graph shows returns during management by Fifth Street Management LLC, or the Former Adviser, for the periods from September 30, 2016 through October 16, 2017 and during management by Oaktree and its affiliates for the period from October 17, 2017 through September 30, 2021.
For the fiscal year ended September 30, 2020, we included a comparison to the Wells Fargo BDC Total Return Index, which had a total return of $94.54 for the period from September 30, 2016 to September 30, 2020 (based on $100 invested on September 30, 2016). For the fiscal year ended September 30, 2021, we have switched to a comparison to the S&P BDC Index, which had a total return of $97.89 for the period from September 30, 2016 to September 30, 2020 (based on $100 invested on September 30, 2016) due to the termination of the Wells Fargo BDC Total Return Index during the 2021 fiscal year.

	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021
Oaktree Specialty Lending Corporation	$100.00	$102.82	$101.41	$114.18	$116.02	$182.99
S&P 500	$100.00	$118.61	$139.85	$145.80	$167.89	$218.27
Russell 2000 Financial Services	$100.00	$120.74	$139.14	$126.77	$127.27	$187.94
S&P BDC Index	$100.00	$108.84	$113.27	$121.96	$97.89	$151.09

Stock Repurchase Program
We did not repurchase shares of our common stock during the years ended September 30, 2021 and 2020.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	Up to $15	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	2.98%	(5)
Incentive fees (17.5%)	2.65%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	2.77%	(7)
Other expenses	0.76%	(8)
Acquired fund fees and expenses	0.76%	(9)
Total annual expenses	9.92%	(10)
__________
(1)If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, the related prospectus or prospectus supplement will disclose the estimated offering expenses.
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
(5)Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of our total gross assets at the end of each quarter, including any investments made with borrowings, but excluding cash and cash equivalents; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the value of our total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents, that exceeds the product of (i) 200% (calculated in accordance with the Investment Company Act and giving effect to exemptive relief we have received with respect to debentures issued by a small business investment company subsidiary) and (ii) our net assets. For purposes of this table, we have assumed $2.6 billion of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2021 and does not reflect the waiver by Oaktree of $750,000 of base management fees in each quarter. The base management fee net of such waiver would be 2.75% of net assets attributable to common stock. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee.”

(6)The incentive fee consists of two parts. Under the Investment Advisory Agreement, the incentive fee on income is calculated and payable quarterly in arrears based upon our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee” for additional information.

Under the Investment Advisory Agreement, the second part of the incentive fee (the “capital gains incentive fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the Mergers for the period from October 1, 2018 to the date of closing of the Mergers, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee” for additional information.

The incentive fee referenced in the table above is based on annualized actual amounts of the incentive fee on income incurred during the three months ended June 30, 2021 and September 30, 2021, which are the first two full quarters subsequent to the closing of the Mergers, and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2021.
(7)“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as (1) the weighted average interest rate in effect as of September 30, 2021 multiplied by the actual debt outstanding as of September 30, 2021 of $1,280.0 million plus (2) unused fees and the expected amortization of deferred financing costs and discounts based on the unamortized financing costs and discounts as of September 30, 2021. The weighted average interest rate for our borrowings as of September 30, 2021 was 2.4% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.
(8)“Other expenses” are based on estimated amounts for the current fiscal year. These expenses include certain expenses allocated to us under the Investment Advisory Agreement, including travel expenses incurred by the Adviser’s personnel in connection with investigating and monitoring our investments, such as investment due diligence.
(9)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be an investment company under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act ("Acquired Funds") in which we invest. This amount includes the annual expenses of SLF JV I and the Glick JV, which we refer to collectively as the "JVs". There are no fees paid by the JVs to the Adviser. See Note 3 to our Consolidated Financial Statements in this Form 10-K for more information on the JVs. The annual expenses of the JVs include interest payments on the subordinated notes held by Kemper and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, as applicable, which represented 13.8% of such expenses, and exclude interest payments on the subordinated notes held by us.
(10) “Total annual expenses” is presented as a percentage of net assets attributable to common stockholders because our common stockholders bear all of our fees and expenses and includes all fees and expenses of our consolidated subsidiaries. “Total annual expenses” does not reflect any potential provision (benefit) for income taxes because of the uncertainties associated with determining such amounts in future periods.

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

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$72	$218	$368	$760
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$88	$266	$446	$901
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee based on pre-incentive fee net investment income under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger a greater incentive fee, our expenses, and returns to our investors, would be higher. For purposes of this example, we have assumed that as of October 1, 2021, the sum of our realized capital losses and unrealized capital depreciation on a cumulative basis since October 1, 2018 equaled zero. In addition, while the example assumes reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the cash distribution payable to a participant by either (i) the greater of (a) the current NAV per share of our common stock and (b) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our Board of Directors in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below NAV.

Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018 (1)	Year ended September 30, 2017
Net asset value per share at beginning of period	$6.49	$6.60	$6.09	$6.16	$7.97
Net investment income (2)	0.60	0.51	0.48	0.43	0.51
Net unrealized appreciation (depreciation) (2)(3)	0.73	(0.14)	0.27	0.73	(0.69)
Net realized gains (losses) (2)	0.16	(0.10)	0.14	(0.83)	(1.21)
(Provision) benefit for taxes on realized and unrealized gains (losses) (2)	—	0.01	—	—	—
Distributions of net investment income to stockholders	(0.51)	(0.39)	(0.38)	(0.27)	(0.47)
Tax return of capital	—	—	—	(0.13)	—
Issuance of common stock	(0.19)	—	—	—	0.05
Net asset value per share at end of period	$7.28	$6.49	$6.60	$6.09	$6.16
Per share market value at beginning of period	$4.84	$5.18	$4.96	$5.47	$5.81
Per share market value at end of period	$7.06	$4.84	$5.18	$4.96	$5.47
Total return (4)	57.61%	2.10%	12.56%	(1.49)%	2.84%
Common shares outstanding at beginning of period	140,961	140,961	140,961	140,961	143,259
Common shares outstanding at end of period	180,361	140,961	140,961	140,961	140,961
Net assets at beginning of period	$914,879	$930,630	$858,035	$867,657	$1,142,288
Net assets at end of period	$1,312,823	$914,879	$930,630	$858,035	$867,657
Average net assets (5)	$1,150,662	$871,305	$909,264	$841,583	$1,018,498
Ratio of net investment income to average net assets (5)	8.44%	8.26%	7.47%	7.13%	7.13%
Ratio of total expenses to average net assets (5)	9.65%	7.57%	9.65%	9.51%	10.49%
Ratio of net expenses to average net assets (5)	9.51%	8.16%	8.78%	9.35%	10.35%
Ratio of portfolio turnover to average investments at fair value	39.66%	38.99%	32.50%	67.66%	39.06%
Weighted average outstanding debt (6)	$964,390	$647,080	$573,891	$608,553	$982,372
Average debt per share (2)	$5.95	$4.59	$4.07	$4.32	$6.95
Asset coverage ratio at end of period (7)	201.68%	227.22%	294.91%	232.98%	227.40%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree or its affiliates. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the Mergers.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(5)	Calculated based upon the weighted average net assets for the period.
(6)	Calculated based upon the weighted average of principal debt outstanding for the period.
(7)	Based on outstanding senior securities of $1,280.0 million, $714.8 million, $476.1 million, $643.4 million, and $680.7 million as of September 30, 2021, 2020, 2019, 2018 and 2017, respectively.

	Year ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Net asset value at beginning of period	$9.00	$9.64	$9.85	$9.92	$10.07
Net investment income (4)	0.72	0.75	1.00	1.04	1.11
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	(0.33)	(0.46)	(0.23)	0.12	0.70
Net realized gain (loss) on investments, interest rate swap and secured borrowings (4)	(0.84)	(0.19)	0.02	(0.24)	(0.81)
Distributions of net investment income to stockholders (4)	(0.67)	(0.79)	(0.94)	(0.90)	(1.04)
Tax return of capital (4)	(0.05)	—	(0.06)	(0.25)	(0.14)
Net issuance/repurchase of common stock (4)	0.14	0.05	—	0.16	0.03
Net asset value at end of period	$7.97	$9.00	$9.64	$9.85	$9.92
Per share market value at beginning of period	$6.17	$9.18	$10.29	$10.98	$9.32
Per share market value at end of period	$5.81	$6.17	$9.18	$10.29	$10.98
Total return (1)	7.02%	(27.18)%	(0.97)%	4.89%	32.59%
Common shares outstanding at beginning of period	150,263	153,340	139,041	91,048	72,376
Common shares outstanding at end of period	143,259	150,263	153,340	139,041	91,048
Net assets at beginning of period	$1,353,094	$1,478,475	$1,368,872	$903,570	$728,627
Net assets at end of period	$1,142,288	$1,353,094	$1,478,475	$1,368,872	$903,570
Average net assets (2)	$1,229,639	$1,413,357	$1,393,635	$1,095,225	$790,921
Ratio of net investment income to average net assets	8.68%	8.13%	10.23%	10.50%	11.13%
Ratio of total expenses to average net assets	13.09%	10.69%	10.91%	9.95%	9.95%
Ratio of net expenses to average net assets	11.48%	10.65%	10.86%	9.74%	9.95%
Ratio of portfolio turnover to average investments at fair value	23.39%	23.02%	25.50%	38.22%	29.74%
Weighted average outstanding debt (3)	$1,190,105	$1,228,413	$1,110,021	$597,596	$421,366
Average debt per share (4)	$8.07	$8.02	$7.82	$5.42	$5.30
Asset coverage ratio at end of period (5)	220.84%	238.95%	259.50%	394.86%	385.71%
 __________

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.
(2)	Calculated based upon the weighted average net assets for the period.
(3)	Calculated based upon the weighted average of loans payable for the period.
(4)	Calculated based upon weighted average shares outstanding for the period.
(5)	Based on outstanding senior securities of $946.5 million, $975.3 million, $928.4 million, $464.3 million and $316.3 million as of September 30, 2016, 2015, 2014, 2013 and 2012, respectively.

Item 6.     Selected Financial Data
Not applicable.

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
•the ability to realize the anticipated benefits of the Mergers; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
Business Overview
We are a specialty finance company dedicated to providing customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act. In addition, we have qualified and elected to be treated as a RIC under the Code for U.S. federal income tax purposes.
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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by over $700 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $134 million at fair value as of September 30, 2021. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.
On March 19, 2021, we acquired OCSI pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OCSI, with OCSI as the surviving corporation, and, immediately following the Merger, OCSI was then merged with and into us, with us as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of OCSI’s common stock was converted into the right to receive 1.3371 shares of our common stock (with OCSI’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders.
Business Environment and Developments
The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economies continue to rapidly evolve and experience uncertainty, particularly due to recurring COVID-19 outbreaks, vaccine hesitancy and potential re-imposition of certain restrictions. The general uncertainty surrounding the dangers and long-term impact of COVID-19 have created significant disruption in supply chains and economic activity and have had a particularly adverse impact on transportation, oil-related, hospitality, tourism, entertainment and other industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of the COVID-19 pandemic or how long any further outbreaks, market disruptions or volatility might last. We continue to closely monitor the impact that this has had on our business, industry and portfolio companies, which we believe may help us identify vulnerabilities and allow us to address potential problems early and provide constructive solutions if necessary.
Despite the ongoing uncertainty surrounding the COVID-19 pandemic, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.

As of September 30, 2021, 91.5% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

Critical Accounting Estimates
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. Under the EV technique, the significant unobservable input used in the fair value measurement of our investments in debt or equity securities is the EBITDA, revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
We estimate the fair value of certain privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
The fair value of our investments as of September 30, 2021 and September 30, 2020 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2021, 88.4% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

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
As of September 30, 2021, we held $2,556.6 million of investments at fair value, up from $1,573.9 million held at September 30, 2020, primarily driven by new originations, investment acquired in the Mergers and unrealized appreciation. As of September 30, 2021 and September 30, 2020, approximately 97.0% and 95.9%, respectively, of our total assets represented investments at fair value.
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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies, and the JVs. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).
During the fiscal year ended September 30, 2021, we originated $1,167.4 million of investment commitments in 55 new and 16 existing portfolio companies and funded $1,125.0 million of investments.

During the fiscal year ended September 30, 2021, we received $762.0 million of proceeds from prepayments, exits, other paydowns and sales and exited 46 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2021	September 30, 2020
Cost:
Senior secured debt	85.85%	80.58%
Debt investments in the JVs	5.79	5.77
Preferred equity	2.60	2.37
Common equity and warrants	2.15	3.69
LLC equity interests of the JVs	1.94	2.95
Subordinated debt	1.67	4.64
Total	100.00%	100.00%

	September 30, 2021	September 30, 2020
Fair value:
Senior secured debt	86.72%	84.06%
Debt investments in the JVs	5.94	6.12
Preferred equity	2.49	1.90
Common equity and warrants	1.71	2.40
Subordinated debt	1.67	4.17
LLC equity interests of the JVs	1.47	1.35
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2021	September 30, 2020
Cost:
Application Software	14.49%	9.71%
Multi-Sector Holdings (1)	7.73	8.87
Pharmaceuticals	5.44	5.96
Data Processing & Outsourced Services	4.74	6.57
Biotechnology	4.41	5.36
Personal Products	4.08	3.00
Industrial Machinery	3.47	0.90
Health Care Services	3.34	4.26
Specialized Finance	2.70	3.11
Aerospace & Defense	2.66	1.68
Fertilizers & Agricultural Chemicals	2.63	2.02
Internet & Direct Marketing Retail	2.45	0.89
Construction & Engineering	2.44	0.80
Integrated Telecommunication Services	1.85	2.67
Internet Services & Infrastructure	1.85	1.72
Specialty Chemicals	1.84	2.68
Home Improvement Retail	1.83	—
Automotive Retail	1.65	—
Airport Services	1.64	1.34
Diversified Support Services	1.60	1.13
Real Estate Services	1.59	2.34
Oil & Gas Storage & Transportation	1.44	1.59
Oil & Gas Refining & Marketing	1.42	1.87
Soft Drinks	1.32	—
Electrical Components & Equipment	1.27	1.25
Health Care Supplies	1.17	1.30
Advertising	1.13	0.82
Real Estate Operating Companies	1.08	—
Cable & Satellite	1.05	—
Movies & Entertainment	1.02	2.68
Insurance Brokers	1.00	1.05
Leisure Facilities	0.99	0.11
Health Care Equipment	0.93	—
Independent Power Producers & Energy Traders	0.92	1.29
Airlines	0.88	0.63
Health Care Distributors	0.78	0.77
Commercial Printing	0.78	0.47
Home Furnishings	0.77	—
Managed Health Care	0.73	1.65
Metal & Glass Containers	0.69	0.68
Other Diversified Financial Services	0.63	0.01
Thrifts & Mortgage Finance	0.63	0.06
Health Care Technology	0.55	1.29
Auto Parts & Equipment	0.49	2.02
Electronic Components	0.40	1.53
Property & Casualty Insurance	0.39	2.88
Restaurants	0.37	0.61
IT Consulting & Other Services	0.30	0.89
Research & Consulting Services	0.29	1.49
Systems Software	0.26	1.24
Leisure Products	0.26	—
Alternative Carriers	0.26	—
Apparel, Accessories & Luxury Goods	0.20	0.82
Air Freight & Logistics	0.19	—
Integrated Oil & Gas	0.19	—
Food Distributors	0.18	—
Food Retail	0.15	0.41
Diversified Banks	0.14	—
Technology Distributors	0.12	—
Construction Materials	0.09	0.13
Housewares & Specialties	0.07	—
Education Services	0.04	1.37
General Merchandise Stores	—	1.15
Hotels, Resorts & Cruise Lines	—	0.92
Diversified Real Estate Activities	—	0.92
Trading Companies & Distributors	—	0.61
Oil & Gas Equipment & Services	—	0.20
Health Care Facilities	—	0.19
Specialty Stores	—	0.08
Specialized REITs	—	0.01
Total	100.00%	100.00%

	September 30, 2021	September 30, 2020
Fair value:
Application Software	14.58%	10.21%
Multi-Sector Holdings (1)	7.41	7.74
Pharmaceuticals	5.56	6.55
Data Processing & Outsourced Services	4.46	6.33
Biotechnology	4.44	6.14
Personal Products	4.13	3.24
Industrial Machinery	3.53	0.74
Health Care Services	3.31	3.81
Aerospace & Defense	2.72	1.56
Specialized Finance	2.69	3.08
Internet & Direct Marketing Retail	2.68	0.97
Fertilizers & Agricultural Chemicals	2.64	2.14
Construction & Engineering	2.47	0.86
Integrated Telecommunication Services	1.94	2.61
Internet Services & Infrastructure	1.87	1.69
Specialty Chemicals	1.82	2.48
Home Improvement Retail	1.82	—
Automotive Retail	1.65	—
Real Estate Services	1.61	2.40
Diversified Support Services	1.60	1.12
Airport Services	1.59	1.35
Oil & Gas Refining & Marketing	1.43	1.90
Oil & Gas Storage & Transportation	1.35	1.64
Soft Drinks	1.31	—
Electrical Components & Equipment	1.26	1.30
Advertising	1.19	0.85
Health Care Supplies	1.18	1.37
Real Estate Operating Companies	1.11	—
Insurance Brokers	1.08	1.15
Cable & Satellite	1.06	—
Movies & Entertainment	1.06	2.77
Airlines	0.96	0.83
Health Care Equipment	0.93	—
Independent Power Producers & Energy Traders	0.92	1.32
Leisure Facilities	0.90	—
Commercial Printing	0.79	0.47
Home Furnishings	0.77	—
Health Care Distributors	0.77	0.78
Managed Health Care	0.74	1.70
Metal & Glass Containers	0.68	0.75
Thrifts & Mortgage Finance	0.62	0.02
Other Diversified Financial Services	0.62	—
Health Care Technology	0.55	1.40
Auto Parts & Equipment	0.48	1.99
Electronic Components	0.40	1.69
Property & Casualty Insurance	0.39	2.97
Restaurants	0.37	0.50
Research & Consulting Services	0.30	1.54
IT Consulting & Other Services	0.29	0.88
Alternative Carriers	0.27	—
Systems Software	0.26	1.30
Leisure Products	0.26	—
Air Freight & Logistics	0.19	—
Integrated Oil & Gas	0.19	—
Food Distributors	0.18	—
Food Retail	0.15	0.44
Diversified Banks	0.14	—
Technology Distributors	0.12	—
Construction Materials	0.09	0.13
Housewares & Specialties	0.08	—
Education Services	0.04	0.45
Apparel, Accessories & Luxury Goods	—	0.50
General Merchandise Stores	—	1.14
Hotels, Resorts & Cruise Lines	—	1.09
Diversified Real Estate Activities	—	1.07
Trading Companies & Distributors	—	0.64
Health Care Facilities	—	0.23
Oil & Gas Equipment & Services	—	0.16
Specialized REITs	—	0.01
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in the JVs and certain limited partnership interests.

Loans and Debt Securities on Non-Accrual Status
As of September 30, 2021, there were no investments on non-accrual status. As of September 30, 2020, there were two investments on which we had stopped accruing cash and/or PIK interest or OID income. During the year ended September 30, 2021, we exited the two investments previously on non-accrual status as of September 30, 2020.
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

The Joint Ventures

Senior Loan Fund JV I, LLC
In May 2014, we entered into an LLC agreement with Kemper to form SLF JV I. We co-invest in senior secured loans of middle-market companies and other corporate debt securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). Since we do not have a controlling financial interest in SLF JV I, we do not consolidate SLF JV I. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act. SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to us and Kemper by SLF JV I. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt.
As of September 30, 2021 and September 30, 2020, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of September 30, 2021 and September 30, 2020, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2021, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I. As of September 30, 2020, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Both the cost and fair value of our SLF JV I Notes were $96.3 million as of each of September 30, 2021 and September 30, 2020. We earned interest income of $7.4 million, $8.1 million and $9.8 million on our investment in the SLF JV I Notes for the years ended September 30, 2021, 2020 and 2019, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $37.7 million, respectively, as of September 30, 2021 and $49.3 million and $21.2 million, respectively, as of September 30, 2020. We earned $0.9 million in dividend income for the year ended September 30, 2021 with respect to our investment in the LLC equity interests of SLF JV I. We did not earn dividend income for the years ended September 30, 2020 and 2019 with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is a summary of SLF JV I's portfolio as of September 30, 2021:

September 30, 2021
Senior secured loans (1)	$344,196
Weighted average interest rate on senior secured loans (2)	5.60%
Number of borrowers in SLF JV I	55
Largest exposure to a single borrower (1)	$9,875
Total of five largest loan exposures to borrowers (1)	$46,984
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

See "Note 3. Portfolio Investments" in the notes to the accompanying financial statements for more information on SLF JV I and its portfolio.
OCSI Glick JV LLC
On March 19, 2021, as a result of the consummation of the Mergers, we became party to the LLC agreement of the Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. All portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). Since we do not have a controlling financial interest in the Glick JV, we do not consolidate the Glick JV. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act. The Glick JV is capitalized as transactions are completed. The members provide capital to the Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV, or the Glick JV Notes. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of September 30, 2021, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of September 30, 2021, of which $73.5 million was from us. As of September 30, 2021, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of September 30, 2021, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
The cost and fair value of our aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the period from March 19, 2021 to September 30, 2021, our investment in the Glick JV Notes earned interest income of $2.4 million. We did not earn any dividend income for the period from March 19, 2021 to September 30, 2021 with respect to our investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is a summary of the Glick JV's portfolio as of September 30, 2021:

September 30, 2021
Senior secured loans (1)	$126,512
Weighted average current interest rate on senior secured loans (2)	5.86%
Number of borrowers in the Glick JV	37
Largest loan exposure to a single borrower (1)	$6,907
Total of five largest loan exposures to borrowers (1)	$28,324
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.
See "Note 3. Portfolio Investments" in the notes to the accompanying financial statements for more information on the Glick JV and its portfolio.

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
Comparison of Years ended September 30, 2021 and September 30, 2020
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the years ended September 30, 2021 and 2020 was $209.4 million and $143.1 million, respectively. For the year ended September 30, 2021, this amount consisted of $190.8 million of interest income from portfolio investments (which included $16.4 million of PIK interest), $14.1 million of fee income and $4.5 million of dividend income. For the year ended September 30, 2020, this amount consisted of $133.4 million of interest income from portfolio investments (which included $7.9 million of PIK interest), $8.5 million of fee income and $1.2 million of dividend income. The increase of $66.3 million, or 46.3%, in our total investment income for the year ended September 30, 2021, as compared to the year ended September 30, 2020, was due primarily to (1) a $57.4 million increase in interest income, which was primarily driven by a larger investment portfolio primarily due to the increase in assets resulting from the Mergers and new originations, OID accretion that resulted from merger-related accounting adjustments and higher OID acceleration resulting from exits of investments, (2) a $5.6 million increase in fee income primarily due to higher prepayment fees and amendment fees and (3) a $3.3 million increase in dividend income mainly driven by dividends received from two investments that did not pay dividends in the prior year.
Expenses
Net expenses (expenses net of fee waivers) for the years ended September 30, 2021 and 2020 were $109.5 million and $71.1 million, respectively. Net expenses increased for the year ended September 30, 2021, as compared to the year ended September 30, 2020, by $38.3 million, or 53.9%, primarily due to (1) $18.0 million of higher accrued Part II incentive fees (net of waivers) as a result of higher cumulative capital gains earned and the impact of the waiver reversal in the prior year, (2) $7.8 of higher base management fees (net of management fee waivers) primarily as a result of a larger investment portfolio, including due to the Mergers, (3) a $6.4 million increase in Part I incentive fees mainly due to increased total investment income and (4) a $4.2 million increase in interest expense due to higher borrowings outstanding.

Net Investment Income
Primarily as a result of the $66.3 million increase in total investment income and the $38.3 million increase in net expenses, net investment income for the year ended September 30, 2021 increased by $25.1 million, or 34.9%, compared to the year ended September 30, 2020.
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
During the years ended September 30, 2021, 2020 and 2019, we recorded aggregate net realized gains (losses) of $26.4 million, $(13.9) million and $20.8 million, respectively, in connection with the exits or restructurings of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2021, 2020 and 2019.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the years ended September 30, 2021, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $114.5 million, $(20.6) million and $38.5 million, respectively. For the year ended September 30, 2021, this consisted of $70.0 million of net unrealized appreciation on debt investments, $36.3 million of net unrealized appreciation on equity investments, $6.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.7 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2020, this consisted of $35.3 million of net unrealized depreciation on equity investments, $12.0 million of net unrealized depreciation on debt investments and $0.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $26.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the year ended September 30, 2019, this consisted of $57.0 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $10.6 million of net unrealized appreciation on equity investments and $0.3 million net unrealized appreciation of foreign currency forward contracts, partially offset by $26.8 million of net unrealized depreciation on debt investments and $2.7 million of net unrealized depreciation of secured borrowings (which results in a reclassification to realized gains).
For the year ended September 30, 2021, there were $22.8 million of net realized and unrealized gains (losses) that resulted solely from accounting adjustments related to the Mergers.
Comparison of Years ended September 30, 2020 and September 30, 2019
The comparison of the fiscal years ended September 30, 2020 and 2019 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2020 which is incorporated by reference herein.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2021, we had $1,280.0 million in senior securities and our asset coverage ratio was 201.7%. As of September 30, 2021, our debt to equity ratio was 0.97x. Our target debt to equity ratio is 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) as we plan to continue to opportunistically deploy capital into the markets.
For the year ended September 30, 2021, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $7.5 million. During that period, we used $230.5 million of net cash from operating activities, primarily from funding $1,120.2 million of investments, partially offset by $792.2 million of principal payments and sale proceeds received, $20.9 million of cash acquired in the Mergers, the cash activities related to $97.1 million of net investment income and $10.1 million of net increases in payables and net decreases in receivables from unsettled transactions. During the same period, net cash provided by financing activities was $224.2 million, primarily consisting of $349.0 million of borrowings of unsecured notes (net of OID), partially offset by $24.6 million of net repayments under the credit facilities, $79.9 million of cash distributions paid to our stockholders, $9.3 million of repayments of secured borrowings, $2.2 million of repurchases of common stock under our dividend reinvestment plan, or DRIP, and $8.9 million of deferred financing costs paid.
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
As of September 30, 2021, we had $31.6 million in cash and cash equivalents (including $2.3 million of restricted cash), portfolio investments (at fair value) of $2.6 billion, $22.1 million of interest, dividends and fees receivable, $470.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $0.1 million of net receivables from unsettled transactions, $630.0 million of borrowings outstanding under our credit facilities and $638.7 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
As of September 30, 2020, we had $39.1 million in cash and cash equivalents, portfolio investments (at fair value) of $1.6 billion, $6.9 million of interest, dividends and fees receivable, $285.2 million of undrawn capacity on the Syndicated Facility (as defined below) (subject to borrowing base and other limitations), $8.6 million of net receivables from unsettled transactions, $414.8 million of borrowings outstanding under our Syndicated Facility and $294.5 million of unsecured notes payable (net of unamortized financing costs and unaccreted discount).
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2021, our only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of our portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. As of September 30, 2020, our only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of September 30, 2021, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, Citibank Facility, Deutsche Bank Facility, 2025 Notes, 2027 Notes and secured borrowings:

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of September 30, 2021	Weighted average debt outstanding for the year ended September 30, 2021	Maximum debt outstanding for the year ended September 30, 2021
Syndicated Facility	$414,825	$495,000	$455,292	$700,025
Citibank Facility	—	135,000	65,478	149,057
Deutsche Bank Facility	—	—	13,107	115,700
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	—	350,000	130,411	350,000
Secured borrowings	—	—	102	9,341
Total debt	$714,825	$1,280,000	$964,390

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of September 30, 2021
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$495,000	$—	$—	$495,000	$—
Interest due on Syndicated Facility	49,305	10,731	21,462	17,112	—
Citibank Facility	135,000	—	135,000	—	—
Interest due on Citibank Facility	7,311	2,611	4,700	—	—
2025 Notes	300,000	—	—	300,000	—
Interest due on 2025 Notes	35,786	10,500	21,000	4,286	—
2027 Notes	350,000	—	—	—	350,000
Interest due on 2027 Notes (a)	33,607	6,346	12,692	12,692	1,877
Total	$1,406,009	$30,188	$194,854	$829,090	$351,877
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.

Equity Issuances
On March 19, 2021, in connection with the Mergers, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders. There were no other common stock issuances during the year ended September 30, 2021, 2020 and 2019.

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
November 12, 2019	December 13, 2019	December 31, 2019	0.095	12.9 million	87,747	0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
November 13, 2020	December 15, 2020	December 31, 2020	0.11	15.0 million	93,964	0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	0.5 million
July 30, 2021	September 15, 2021	September 30, 2021	0.145	25.5 million	85,075	0.6 million
 ______________
(1)Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of September 30, 2021, (i) the size of the Syndicated Facility was $950 million (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on May 4, 2025 and the maturity date was May 4, 2026 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% and (b) alternate base rate loans was 1.00%.

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
The following table describes significant financial covenants, as of September 30, 2021, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2021 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$600 million	$1,302 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.16:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	4.18:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,121 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Annual Report on Form 10-K.

As of September 30, 2021 and September 30, 2020, we had $495.0 million and $414.8 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $495.0 million and $414.8 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.197%, 3.028% and 4.550% for the years ended September 30, 2021, 2020 and 2019, respectively. For the years ended September 30, 2021, 2020 and 2019, we recorded interest expense (inclusive of fees) of $13.8 million, $14.9 million and $17.1 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, as a result of the consummation of the Mergers, we became party to the Citibank Facility. As of September 30, 2021, we were able to borrow up to $150 million under the Citibank Facility (subject to borrowing base and other limitations). As of September 30, 2021, the reinvestment period under the Citibank Facility was scheduled to expire on July 18, 2023 and the maturity date for the Citibank Facility was July 18, 2024.
As of September 30, 2021, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of September 30, 2021, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of our equity interests in OCSL Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of September 30, 2021, we had $135.0 million outstanding under the Citibank Facility, which had a fair value of $135.0 million. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.086% for the period from March 19, 2021 to September 30, 2021. For the period from March 19, 2021 to September 30, 2021, we recorded interest expense (inclusive of fees) of $1.9 million related to the Citibank Facility.
Deutsche Bank Facility
On March 19, 2021, as a result of the consummation of the Mergers, we became party to a loan financing and servicing agreement, or, as amended, the Deutsche Bank Facility, with OCSI Senior Funding Ltd., our wholly-owned, special purpose financing subsidiary, as borrower, us, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian.
On May 4, 2021, we repaid all outstanding borrowings under the Deutsche Bank Facility using borrowings under the Syndicated Facility, following which the Deutsche Bank Facility was terminated. For the period from March 19, 2021 to May 4, 2021, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 2.900%. For the period from March 19, 2021 to September 30, 2021, we recorded interest expense (inclusive of fees) of $0.3 million related to the Deutsche Bank Facility.
2025 Notes
On February 25, 2020, we issued $300.0 million in aggregate principal amount of the 2025 Notes for net proceeds of $293.8 million after deducting OID of $2.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2025 Notes is amortized based on the effective interest method over the term of the notes.
2027 Notes
On May 18, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes for net proceeds of $344.8 million after deducting OID of $1.0 million, underwriting commissions and discounts of $3.5 million and offering costs of $0.7 million. The OID on the 2027 Notes is amortized based on the effective interest method over the term of the notes.
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

The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of September 30, 2021:

	As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes
Principal	$300.0	$350.0
Unamortized financing costs	(2.6)	(4.0)
Unaccreted discount	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(2.1)
Net carrying value	$295.7	$343.0
Fair Value	$314.5	$351.1
The below table presents the components of the carrying value of the 2025 Notes as of September 30, 2020:

As of September 30, 2020
($ in millions)	2025 Notes
Principal	$300.0
Unamortized financing costs	(3.3)
Unaccreted discount	(2.2)
Net carrying value	$294.5
Fair Value	$301.4
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the year ended September 30, 2021:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$10.5	$3.5
Amortization of financing costs and discount	1.3	0.3
Effect of interest rate swap	—	(1.1)
Total interest expense	$11.8	$2.7
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	1.813%
The below table presents the components of interest and other debt expenses related to the 2025 Notes for the year ended September 30, 2020:

($ in millions)	2025 Notes
Coupon interest	$6.3
Amortization of financing costs and discount	0.7
Total interest expense	$7.0
Coupon interest rate	3.500%
2024 Notes
For the years ended September 30, 2020 and 2019, we recorded interest expense of $1.9 million and $4.6 million (inclusive of fees), respectively, related to our 5.875% notes due 2024, or the 2024 Notes.
On March 2, 2020, we redeemed 100%, or $75.0 million aggregate principal amount, of the issued and outstanding 2024 Notes. The redemption price per 2024 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.0 million in connection with the redemption of the 2024 Notes during the year ended September 30, 2020. As of September 30, 2021 and September 30, 2020, there were no 2024 Notes outstanding.
2028 Notes
For the year ended September 30, 2020 and 2019, we recorded interest expense of $2.5 million and $5.5 million (inclusive of fees), respectively, related to our 6.125% notes due 2028, or the 2028 Notes.
On March 13, 2020, we redeemed 100%, or $86.3 million aggregate principal amount, of the issued and outstanding 2028 Notes. The redemption price per 2028 Note was $25 plus accrued and unpaid interest. We recognized a loss of $1.5 million in connection with the redemption of the 2028 Notes during the year ended September 30, 2020. As of September 30, 2021 and September 30, 2020, there were no 2028 Notes outstanding.

Secured Borrowings
As of September 30, 2021 and September 30, 2020, we did not have any secured borrowings outstanding. On March 19, 2021, as a result of the consummation of the Mergers, we became party to a secured borrowing arrangement under which certain securities were sold and simultaneously repurchased at a premium. The amounts due under the secured borrowing arrangement were settled prior to September 30, 2021. For the period from March 19, 2021 to September 30, 2021, we recorded less than $0.1 million of interest expense in connection with secured borrowings. Our secured borrowings bore interest at a weighted average rate of 3.123% for the period from March 19, 2021 to September 30, 2021.
During the year ended September 30, 2019, $7.2 million of secured borrowings were extinguished in exchange for $7.2 million of preferred stock in C5 Technology Holdings, LLC, which was restructured during the year. For the year ended September 30, 2019, we recorded interest expense of $0.1 million related to the secured borrowings. For the year ended September 30, 2019, we recorded unrealized depreciation on secured borrowings of $2.7 million. For the year ended September 30, 2019, we recorded a realized gain of $2.6 million as a result of the extinguishment of secured borrowings in connection with the C5 Technology Holdings, LLC restructuring.

Regulated Investment Company Status and Distributions

We have qualified and elected to be treated as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income (determined without regard to any deduction for dividends paid) or realized net capital gains, to the extent that such taxable income or gains is distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
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

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2021.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2021	89.8%	—
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
Recent Developments
Distribution Declaration
On October 13, 2021, our Board of Directors declared a quarterly distribution of $0.155 per share, payable in cash on December 31, 2021 to stockholders of record on December 15, 2021.
Election of Chief Financial Officer and Treasurer
On November 12, 2021, our Board of Directors elected Christopher McKown, age 40, as its Chief Financial Officer and Treasurer effective as of November 30, 2021. Mr. McKown is also expected to succeed Mel Carlisle as Chief Financial Officer and Treasurer of OSI II as of December 31, 2021. Mr. McKown joined OCM in 2011 and currently serves as a Managing Director responsible for fund accounting and reporting for Oaktree’s Strategic Credit strategy and as the Assistant Treasurer of the Company and OSI II. Prior to joining OCM., he worked in the audit practice at KPMG LLP. Mr. McKown received a B.A. degree in business economics with a minor in accounting cum laude from the University of California, Los Angeles and is a Certified Public Accountant (inactive).
Mr. McKown has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of us, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. McKown has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.
Election of Chief Compliance Officer
On November 12, 2021, our Board of Directors, including a majority of our independent directors, elected Ashley Pak, age 43, as its Chief Compliance Officer effective as of the close of business on November 12, 2021. Ms. Pak was also elected as Chief Compliance Officer of OSI II as of the close of business on November 12, 2021. Ms. Pak joined OCM in 2007 and currently serves as a Senior Vice President in the Compliance Department. Prior to joining OCM, she was a Compliance/Legal Specialist at Associated Securities Corp. Ms. Pak received a B.A. in Business Administration from Seattle University and an MBA from the University of Massachusetts, Amherst – Isenberg School of Management.

Ms. Pak has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of us, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Ms. Pak has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.
Election of Independent Director
On November 12, 2021, the Board of Directors elected Phyllis R. Caldwell to the Board of Directors and each of its committees effective as of December 31, 2021. Ms. Caldwell is founder and has served since 2012 as the managing member of Wroxton Civic Ventures, which provides advisory services on various financial, housing and economic development matters. Previously, Ms. Caldwell was Chief Homeownership Preservation Officer at the U.S. Department of the Treasury, responsible for oversight of the U.S. housing market stabilization, economic recovery and foreclosure prevention initiatives established through the Troubled Asset Relief Program. In addition, Ms. Caldwell held various leadership roles during eleven years at Bank of America, including serving as President of Community Development Banking. Ms. Caldwell has served as Chair of the board of directors of Ocwen Financial Corporation since March 2016 and has served as a director of the company since January 2015. In June 2021, Ms. Caldwell became a member of the board of directors of OneMain Holdings, Inc., the country’s largest nonprime installment lender. In March 2021, Ms. Caldwell was appointed as a member of the board of trustees of JBG SMITH, an owner and developer of mixed-use properties in the Washington, D.C. market. From December 2020 to July 2021, Ms. Caldwell served as a member of the board of directors of Revolution Acceleration Acquisition Corp., a special purpose acquisition company, and from January 2014 through September 2018, she served as an independent director of American Capital Senior Floating, Ltd., a Business Development Company. Ms. Caldwell also serves or has served on the boards of other public and private businesses and numerous non-profit organizations engaged in housing and community development finance. Ms. Caldwell received her Master of Business Administration from the Robert H. Smith School of Business at the University of Maryland, College Park and holds a Bachelor of Arts in Sociology, also from the University of Maryland.
Ms. Caldwell has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of us, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Ms. Caldwell has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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
As of September 30, 2021, 91.5% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2020, 88.3% of our debt investment portfolio (at fair value) and 88.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2021 and September 30, 2020, was as follows:

	September 30, 2021		September 30, 2020
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$322,222	14.6%	$553,829	42.2%
>0% and <1%	283,065	12.8%	39,789	3.0%
1%	1,507,977	68.4%	672,529	51.3%
>1%	92,384	4.2%	45,362	3.5%
Total Floating Rate Investments	$2,205,648	100.0%	$1,311,509	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$38,500	$(24,500)	$14,000
200	27,660	(19,600)	8,060
150	16,905	(14,700)	2,205
100	6,338	(9,800)	(3,462)
50	1,744	(4,900)	(3,156)

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2021 and September 30, 2020:

	September 30, 2021		September 30, 2020
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$23,600	$—	$35,248	$—
Prime rate	305	10,000	305	—
LIBOR
30 day	674,613	485,000	717,576	414,825
60 day	—	—	6,861	—
90 day (a)	1,037,019	485,000	362,141	—
180 day	323,869	—	201,699	—
360 day	96,095	—	23,351	—
EURIBOR
30 day	28,786	—	29,126	—
90 day	19,599	—	—	—
180 day	18,516	—	1,689	—
UK LIBOR
30 day	28,991	—	23,270	—
180 day	25,128	—	14,612	—
Fixed rate	200,599	300,000	171,976	300,000
Total	$2,477,120	$1,280,000	$1,587,854	$714,825
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 8.	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Specialty Lending Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 15, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2021 and 2020 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company classified $2,161,581 thousand of its investments as Level 3 within the fair value hierarchy (Level 3 investments) as of September 30, 2021. As described in Note 2 and Note 3 to the consolidated financial statements, the Company’s Board of Directors determined the fair value of the Company’s Level 3 investments by using valuation techniques such as broker quotations, precedent transactions, enterprise value analyses or market yield techniques. These techniques require management to make judgments about the significant unobservable inputs including, among others, comparable EBITDA, revenue or asset multiples, market yields and broker quoted prices.

Auditing the fair value of the Company’s Level 3 investments involved a high degree of auditor judgment and extensive audit effort, as changes in the valuation techniques or significant unobservable inputs could have resulted in significant changes in fair value measurements.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the Company’s investment valuation process, including controls related to the Company’s assessment of valuation techniques and significant unobservable inputs used in determining the fair value measurements of the Level 3 investments.

Our audit procedures included, among others, evaluating the Company’s valuation techniques and significant unobservable inputs used. Our audit procedures also included, for a sample of Level 3 investments, validating the mathematical accuracy of the fair value calculations and validating the accuracy of other relevant inputs used in estimating fair value measurement, such as investment terms and portfolio company financial information.

For example, we compared publicly available information in the Company’s valuation models (e.g., market yields, EBITDA, revenue, and asset multiples of comparable public companies and comparable public transactions) to information available from third-party market research providers. We also compared the significant company-specific inputs in the Company’s valuation models to source documents, such as portfolio company financial statements and covenant certificates provided by the Company. To evaluate the reasonableness of significant unobservable inputs, we assessed whether these inputs were developed in a manner consistent with the Company’s valuation policies and in some instances, we involved our valuation specialists to independently develop ranges using portfolio company and available market information to estimate the fair value of selected investments and we compared these ranges to the Company’s fair value measurements. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s fair value measurements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Los Angeles, CA
November 15, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oaktree Specialty Lending Corporation’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Specialty Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 15, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
November 15, 2021

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2021	September 30, 2020
ASSETS
Investments at fair value:
Control investments (cost September 30, 2021: $283,599; cost September 30, 2020: $245,950)	$270,765	$201,385
Affiliate investments (cost September 30, 2021: $18,763; cost September 30, 2020: $7,551)	18,289	6,509
Non-control/Non-affiliate investments (cost September 30, 2021: $2,236,759; cost September 30, 2020: $1,415,669)	2,267,575	1,365,957
Total investments at fair value (cost September 30, 2021: $2,539,121; cost September 30, 2020: $1,669,170)	2,556,629	1,573,851
Cash and cash equivalents	29,334	39,096
Restricted cash	2,301	—
Interest, dividends and fees receivable	22,125	6,935
Due from portfolio companies	1,990	2,725
Receivables from unsettled transactions	8,150	9,123
Due from broker	1,640	—
Deferred financing costs	9,274	5,947
Deferred offering costs	34	67
Deferred tax asset, net	714	847
Derivative assets at fair value	1,912	223
Other assets	2,284	1,898
Total assets	$2,636,387	$1,640,712
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,024	$1,072
Base management fee and incentive fee payable	32,649	11,212
Due to affiliate	4,357	2,130
Interest payable	4,597	1,626
Payables from unsettled transactions	8,086	478
Derivative liability at fair value	2,108	—
Credit facilities payable	630,000	414,825
Unsecured notes payable (net of $6,501 and $3,272 of unamortized financing costs as of September 30, 2021 and September 30, 2020, respectively)	638,743	294,490
Total liabilities	1,323,564	725,833
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 180,361 and 140,961 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	1,804	1,409
Additional paid-in-capital	1,804,354	1,487,774
Accumulated overdistributed earnings	(493,335)	(574,304)
Total net assets (equivalent to $7.28 and $6.49 per common share as of September 30, 2021 and September 30, 2020, respectively) (Note 12)	1,312,823	914,879
Total liabilities and net assets	$2,636,387	$1,640,712

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Interest income:
Control investments	$11,792	$9,832	$11,886
Affiliate investments	716	467	206
Non-control/Non-affiliate investments	161,864	114,947	120,888
Interest on cash and cash equivalents	9	322	690
Total interest income	174,381	125,568	133,670
PIK interest income:
Control investments	—	—	67
Non-control/Non-affiliate investments	16,447	7,863	5,430
Total PIK interest income	16,447	7,863	5,497
Fee income:
Control investments	59	42	25
Affiliate investments	20	20	19
Non-control/Non-affiliate investments	14,019	8,457	6,666
Total fee income	14,098	8,519	6,710
Dividend income:
Control investments	4,459	1,180	1,825
Non-control/Non-affiliate investments	—	3	—
Total dividend income	4,459	1,183	1,825
Total investment income	209,385	143,133	147,702
Expenses:
Base management fee	32,288	22,895	22,343
Part I incentive fee	21,598	15,194	14,873
Part II incentive fee	17,615	(5,557)	10,194
Professional fees	4,231	2,532	2,906
Directors fees	607	570	570
Interest expense	30,518	26,289	32,426
Administrator expense	1,510	1,524	1,941
General and administrative expenses	2,725	2,494	2,530
Total expenses	111,092	65,941	87,783
Reversal of fees waived (fees waived)	(1,608)	5,200	(7,990)
Net expenses	109,484	71,141	79,793
Net investment income before taxes	99,901	71,992	67,909
(Provision) benefit for taxes on net investment income	(2,795)	—	—
Net investment income	97,106	71,992	67,909
Unrealized appreciation (depreciation):
Control investments	31,731	(29,488)	1,519
Affiliate investments	568	(1,763)	(360)
Non-control/Non-affiliate investments	80,531	10,904	39,689
Secured borrowings	—	—	(2,719)
Foreign currency forward contracts	1,689	(267)	328
Net unrealized appreciation (depreciation)	114,519	(20,614)	38,457
Realized gains (losses):
Control investments	—	(4,155)	—
Non-control/Non-affiliate investments	27,094	(4,615)	15,300
Extinguishment of unsecured notes payable	—	(2,541)	—
Secured borrowings	—	—	2,625
Foreign currency forward contracts	(674)	(2,613)	2,880
Net realized gains (losses)	26,420	(13,924)	20,805
(Provision) benefit for taxes on realized and unrealized gains (losses)	(785)	1,770	(1,011)
Net realized and unrealized gains (losses), net of taxes	140,154	(32,768)	58,251
Net increase (decrease) in net assets resulting from operations	$237,260	$39,224	$126,160
Net investment income per common share — basic and diluted	$0.60	$0.51	$0.48
Earnings (loss) per common share — basic and diluted (Note 5)	$1.46	$0.28	$0.89
Weighted average common shares outstanding — basic and diluted	162,118	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Operations:
Net investment income	$97,106	$71,992	$67,909
Net unrealized appreciation (depreciation)	114,519	(20,614)	38,457
Net realized gains (losses)	26,420	(13,924)	20,805
(Provision) benefit for taxes on realized and unrealized gains (losses)	(785)	1,770	(1,011)
Net increase (decrease) in net assets resulting from operations	237,260	39,224	126,160
Stockholder transactions:
Distributions to stockholders	(82,020)	(54,975)	(53,565)
Net increase (decrease) in net assets from stockholder transactions	(82,020)	(54,975)	(53,565)
Capital share transactions:
Issuance of common stock in connection with the Mergers	242,704	—	—
Issuance of common stock under dividend reinvestment plan	2,170	1,878	1,344
Repurchases of common stock under dividend reinvestment plan	(2,170)	(1,878)	(1,344)
Net increase (decrease) in net assets from capital share transactions	242,704	—	—
Total increase (decrease) in net assets	397,944	(15,751)	72,595
Net assets at beginning of period	914,879	930,630	858,035
Net assets at end of period	$1,312,823	$914,879	$930,630
Net asset value per common share	$7.28	$6.49	$6.60
Common shares outstanding at end of period	180,361	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$237,260	$39,224	$126,160
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	(114,519)	20,614	(38,457)
Net realized (gains) losses	(26,420)	13,924	(20,805)
PIK interest income	(16,447)	(7,863)	(5,497)
Accretion of original issue discount on investments	(29,391)	(12,305)	(17,982)
Accretion of original issue discount on unsecured notes payable	572	302	107
Amortization of deferred financing costs	4,151	2,187	2,471
Deferred taxes	133	(1,551)	282
Purchases of investments	(1,120,168)	(727,161)	(477,967)
Proceeds from the sales and repayments of investments	792,161	579,550	606,270
Cash acquired in the Mergers	20,945	—	—
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(8,495)	4,232	(895)
(Increase) decrease in due from portfolio companies	1,360	(109)	(1,259)
(Increase) decrease in receivables from unsettled transactions	2,514	(4,537)	22,174
(Increase) decrease in due from broker	(1,640)	—	—
(Increase) decrease in other assets	(1,427)	437	673
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(426)	(517)	(1,992)
Increase (decrease) in base management fee and incentive fee payable	19,516	1,045	1,944
Increase (decrease) in due to affiliate	1,119	(559)	(585)
Increase (decrease) in interest payable	1,163	(670)	(1,069)
Increase (decrease) in payables from unsettled transactions	7,608	(59,118)	22,360
Increase (decrease) in director fees payable	(90)	—	—
Increase (decrease) in amounts payable to syndication partners	—	—	(109)
Net cash provided by (used in) operating activities	(230,521)	(152,875)	215,824
Financing activities:
Distributions paid in cash	(79,850)	(53,097)	(52,221)
Borrowings under credit facilities	505,000	286,000	298,825
Repayments of borrowings under credit facilities	(529,582)	(186,000)	(225,000)
Repayments of unsecured notes	—	(161,250)	(228,825)
Issuance of unsecured notes	349,020	297,459	—
Repayments of secured borrowings	(9,341)	—	(2,659)
Repurchases of common stock under dividend reinvestment plan	(2,170)	(1,878)	(1,344)
Deferred financing costs paid	(8,890)	(4,835)	(2,883)
Deferred offering costs paid	—	(67)	—
Net cash provided by (used in) financing activities	224,187	176,332	(214,107)
Effect of exchange rate changes on foreign currency	(1,127)	233	200
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,461)	23,690	1,917
Cash and cash equivalents and restricted cash, beginning of period	39,096	15,406	13,489
Cash and cash equivalents and restricted cash, end of period	$31,635	$39,096	$15,406
Supplemental information:
Cash paid for interest	$24,006	$24,470	$31,025
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$2,170	$1,878	$1,344
Deferred financing costs	(162)	—	—
Issuance of shares in connection with the Mergers	242,704	—	—
Extinguishment of secured borrowings	—	—	(7,163)
Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2021	September 30, 2020	September 30, 2019
Cash and cash equivalents	$29,334	$39,096	$15,406
Restricted cash	2,301	—	—
Total cash and cash equivalents and restricted cash	$31,635	$39,096	$15,406

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(15)
34,984,460.37 Preferred Units				34,984	27,638	(15)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,381	27,381	27,381	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	—	(6)(15)(19)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,625	18,065	(12)(15)
				46,006	45,446
First Star Speir Aviation Limited		Airlines				(10)
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	7,500	(11)(15)
100% equity interest				6,332	698	(11)(12)(15)
				6,332	8,198
OCSI Glick JV LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.60%		61,709	50,705	55,582	(6)(11)(15)(19)
87.5% equity interest				—	—	(11)(16)(19)
				50,705	55,582
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	96,250	96,250	(6)(11)(15)(19)
87.5% LLC equity interest				49,322	37,651	(11)(12)(16)(19)
				145,572	133,901
Total Control Investments (20.6% of net assets)				$283,599	$270,765

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$15,899	$15,900	$15,712	(6)(15)(19)
1,609,201 Class A Units				764	587	(15)
1,019,168.80 Preferred Units, 6%				1,019	1,152	(15)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(15)
				17,683	17,451
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	838	(15)
				1,080	838
Total Affiliate Investments (1.4% of net assets)				$18,763	$18,289

Non-Control/Non-Affiliate Investments						(18)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$10,927	$10,524	$10,484	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2022			—	(24)	(93)	(6)(15)(19)
				10,500	10,391
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		3,102	2,984	3,153	(6)(15)(19)
				2,984	3,153
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			37,158	36,930	36,972	(11)(15)
				36,930	36,972
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.83%		5,352	5,021	5,332	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	7.83%		17,000	16,923	17,028	(6)
				21,944	22,360

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		$16,140	$15,758	$16,140	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(29)	—	(6)(15)(19)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		1,838	1,789	1,838	(6)(15)(19)
				17,518	17,978
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		27,349	26,936	27,295	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	8.00%		179	148	175	(6)(15)(19)
				27,084	27,470
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		15,463	14,817	15,287	(6)(15)
				14,817	15,287
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(15)
				5,165	—
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,720	28,738	(6)(11)(15)
				27,720	28,738
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(15)
				90	—
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+6.50% cash due 12/29/2023	7.50%		$23,899	21,512	22,992	(6)(15)
				21,512	22,992
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		13,825	13,329	13,383	(6)
				13,329	13,383
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Tranche A due 6/24/2025			20,967	20,576	20,967	(11)(15)
Fixed Rate Bond 15% PIK Tranche B due 6/24/2025			20,512	20,169	20,512	(11)(15)
27,308 Common Shares				6,322	6,322	(15)
				47,067	47,801
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		15,376	13,814	14,985	(6)(11)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.75%		12,500	12,188	12,063	(6)(11)(15)
				26,002	27,048
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	8.75%		7,466	7,354	7,606	(6)(15)
				7,354	7,606
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		34,458	33,420	33,922	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		892	849	858	(6)(15)(19)
				34,269	34,780
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.25% cash due 7/14/2026	8.25%		€1,964	2,179	2,283	(6)(11)(15)
First Lien Term Loan, UK LIBOR+7.25% cash due 7/14/2026	8.00%		£18,636	23,336	25,329	(6)(11)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 7/14/2026			$—	—	—	(6)(11)(15)(19)
First Lien Delayed Draw Term Loan, SONIA+6.00% cash due 7/14/2026			£—	—	—	(6)(11)(15)(19)
				25,515	27,612

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		$2,531	$2,245	$2,350	(6)
				2,245	2,350
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			42,145	40,475	41,845	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(274)	(150)	(11)(15)(19)
328,149 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				973	95	(11)(15)
				41,174	41,790
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		22,655	22,232	21,318	(6)(11)(15)
				22,232	21,318
The Avery		Real Estate Operating Companies
First Lien Delayed Draw Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.55%		20,287	19,933	20,490	(6)(15)(19)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	12.75%		4,692	4,614	4,698	(6)(15)(19)
				24,547	25,188
BAART Programs, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		7,166	7,059	7,130	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028			—	(52)	(18)	(6)(15)(19)
				7,007	7,112
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+6.50% cash due 7/30/2027	7.50%		33,412	32,844	32,844	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 7/30/2027	7.50%		619	566	566	(6)(15)(19)
				33,410	33,410
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.13%		30,625	30,181	30,523	(6)
				30,181	30,523
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			3,979	3,980	3,979	(15)
1,293,324 Preferred Units in Unstoppable Automotive AMV, LLC				1,293	1,293	(15)
298,460 Preferred Units in Unstoppable Automotive VMV, LLC				298	298	(15)
298,460 Common Units in Unstoppable Automotive AMV, LLC				298	298	(15)
99,486 Common Units in Unstoppable Automotive VMV, LLC				100	99	(15)
				5,969	5,967
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	7.50%		14,146	12,574	12,992	(6)(15)
				12,574	12,992
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		23,850	23,458	23,552	(6)(15)
				23,458	23,552
CircusTrix Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash 2.50% PIK due 7/16/2023	6.50%		10,686	9,793	8,816	(6)(15)(19)
				9,793	8,816
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		11,635	11,517	11,512	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,765
				22,189	22,277

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		$14,221	$13,855	$14,269	(6)
				13,855	14,269
Clear Channel Outdoor Holdings Inc.		Advertising
Fixed Rate Bond, 7.50% cash due 6/1/2029			7,137	7,137	7,431	(11)
				7,137	7,431
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			38,876	36,668	32,628	(6)(15)
Common Stock Warrants expiration date 7/28/2025				648	1,909	(15)
				37,316	34,537
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.08%		7,024	6,848	7,003	(6)
				6,848	7,003
Conviva Inc.		Application Software
517,851 Shares of Series D Preferred Stock				605	894	(15)
				605	894
CorEvitas, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		10,196	10,071	10,109	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		1,943	1,894	1,912	(6)(15)(19)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		305	283	290	(6)(15)(19)
1,099 Class A2 Common Units in CorEvitas Holdings, L.P.				1,038	1,177	(15)
				13,286	13,488
Coty Inc.		Personal Products
First Lien Revolver, LIBOR+1.75% cash due 4/5/2023			—	(712)	(395)	(6)(11)(15)(19)
				(712)	(395)
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		18,387	17,887	18,225	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(13)	(12)	(6)(15)(19)
				17,874	18,213
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		16,787	16,535	17,070	(6)(11)(15)
				16,535	17,070
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.00%		6,680	6,647	6,769	(6)
				6,647	6,769
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+7.00% cash 2.00% PIK due 8/4/2026	8.00%		24,093	22,439	22,467	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash 2.00% PIK due 8/4/2026			—	(170)	(163)	(6)(15)(19)
5,403,823 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				1,405	1,459	(15)
				23,674	23,763
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		10,003	9,627	9,783	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027	8.00%		180	151	156	(6)(15)(19)
				9,778	9,939
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%		27,000	26,730	27,048	(6)
				26,730	27,048
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.50%		8,974	8,884	8,918	(6)(15)
				8,884	8,918

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 12/31/2021	9.00%		$3,750	$3,745	$3,750	(6)(15)
				3,745	3,750
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	274	(15)
12,500 Class B Common Units				—	—	(15)
				488	274
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.58%		7,012	6,578	6,939	(6)
				6,578	6,939
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			11,359	10,722	11,075	(11)(15)
331,200 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				405	341	(11)(15)
				11,127	11,416
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+3.75% cash due 8/6/2025	3.90%		12,653	12,442	12,621	(6)(15)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.63%		6,250	6,212	6,219	(6)(15)
				18,654	18,840
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+8.50% cash due 6/29/2023	9.50%		26,360	25,837	25,931	(6)(15)
First Lien Revolver, LIBOR+8.50% cash due 6/29/2023	9.50%		1,280	1,251	1,252	(6)(15)(19)
				27,088	27,183
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		8,630	8,399	8,674	(6)
				8,399	8,674
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Revolver, LIBOR+4.00% cash due 12/27/2021			—	(704)	(75)	(6)(15)(19)
				(704)	(75)
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%		1,007	981	1,009	(6)(11)
				981	1,009
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		25,635	25,024	25,525	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		1,176	1,147	1,171	(6)(15)
				26,171	26,696
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		8,657	8,425	8,570	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		21,834	21,225	21,616	(6)(15)
				29,650	30,186
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(15)
				113	—
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+5.00% cash due 3/29/2024	6.00%		18,849	18,693	18,708	(6)(15)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		13,674	13,434	13,434	(6)(15)
				32,127	32,142

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%		$37,031	$35,988	$36,291	(6)(15)
				35,988	36,291
Itafos Inc.		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+8.25% cash due 8/25/2024	9.25%		22,506	21,636	21,651	(6)(15)
				21,636	21,651
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+8.50% cash due 12/1/2028	9.50%		17,346	16,864	17,368	(6)(15)
				16,864	17,368
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		36,603	35,292	36,531	(6)(15)
				35,292	36,531
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			16,239	16,085	16,356	(6)(11)(15)(19)
				16,085	16,356
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(15)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.13%		41,432	40,445	41,225	(6)(15)
				40,445	41,225
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.83%		3,970	3,720	3,973	(6)
				3,720	3,973
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.83%		10,140	10,080	10,127	(6)
				10,080	10,127
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			3,441	3,377	3,389	(11)(15)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			6,881	6,755	6,778	(11)(15)(19)
				10,132	10,167
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	4.58%		9,949	9,884	9,949	(6)
				9,884	9,949
MedAssets Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+7.75% cash due 1/29/2029	8.50%		14,137	13,877	13,960	(6)(15)
				13,877	13,960
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.75% cash due 7/21/2027	6.75%		16,429	16,111	16,100	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 7/21/2027	6.75%		106	84	83	(6)(15)(19)
First Lien Revolver, LIBOR+5.75% cash due 7/21/2027			—	(27)	(28)	(6)(15)(19)
				16,168	16,155
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%		38,774	37,513	38,038	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(75)	(76)	(6)(15)(19)
				37,438	37,962

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022			$—	$(9)	$(9)	(6)(15)(19)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		11,000	10,844	10,906	(6)(15)
				10,835	10,897
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	7.75%		47,388	46,487	46,488	(6)(15)
				46,487	46,488
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		27,352	26,815	27,335	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(25)	—	(6)(15)(19)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(1)	(6)(15)(19)
				26,777	27,334
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		22,560	22,165	22,176	(6)(15)
				22,165	22,176
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		47,031	45,279	45,996	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(202)	(120)	(6)(15)(19)
				45,077	45,876
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		59,309	57,971	58,419	(6)(11)(15)
				57,971	58,419
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.08%		3,355	3,152	3,351	(6)
				3,152	3,351
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%		52,122	50,906	51,731	(6)(15)
First Lien Revolver, LIBOR+6.25% cash due 1/8/2025			—	(58)	(75)	(6)(15)(19)
				50,848	51,656
OmniSYS Acquisition Corporation		Diversified Support Services
100,000 Common Units in OSYS Holdings, LLC				1,000	729	(15)
				1,000	729
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	5.50%		3,601	3,410	3,603	(6)
Second Lien Term Loan, LIBOR+10.50% cash due 2/10/2025	11.50%		9,277	9,277	9,277	(6)(15)
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	2,372	(15)
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—	(15)
				14,654	15,252
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+10.00% cash due 9/1/2025	11.00%		19,894	19,504	19,496	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+10.00% cash due 9/1/2025			—	(37)	(38)	(6)(15)(19)
				19,467	19,458
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			7,776	7,832	8,089
				7,832	8,089
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		9,950	9,479	9,961	(6)
				9,479	9,961

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	7.00%		$20,085	$19,698	$19,683	(6)(15)
				19,698	19,683
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				752	112	(11)(16)(19)
				752	112
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		28,627	28,198	28,699	(6)(15)
				28,198	28,699
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/22/2026	9.00%		13,729	13,482	13,798	(6)(15)
				13,482	13,798
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		48,689	47,788	47,763	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(65)	(67)	(6)(15)(19)
				47,723	47,696
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.75%		34,118	33,016	33,547	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(44)	(42)	(6)(15)(19)
80,515 Class B Common Units				79	81	(15)
				33,051	33,586
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+8.50% cash due 9/15/2023	9.75%		30,910	29,146	30,600	(6)(15)
				29,146	30,600
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.08%		5,250	5,151	5,224	(6)(15)
				5,151	5,224
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, UK LIBOR+6.00% cash due 1/29/2028	6.11%		£3,501	4,625	4,673	(6)(11)
				4,625	4,673
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			$22,856	22,337	22,376	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(52)	(47)	(6)(15)(19)
				22,285	22,329
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.08%		3,542	3,515	3,562	(6)
				3,515	3,562
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	4.38%		9,725	9,185	9,709	(6)
				9,185	9,709
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		38,036	35,651	35,640	(6)(11)(15)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026			—	(1,022)	(1,027)	(6)(11)(15)(19)
164,660 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				1,202	1,553	(15)
				35,831	36,166

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		$1,818	$1,711	$1,825	(6)
				1,711	1,825
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			7,692	6,512	7,169	(15)
				6,512	7,169
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(15)
				367	—
SIO2 Medical Products, Inc.		Metal & Glass Containers
Subordinated Debt, 11.25% cash due 2/28/2022			15,896	15,161	15,022	(15)
Subordinated Delayed Draw Debt, 11.25% cash due 2/28/2022			—	(110)	(119)	(15)(19)
Common Stock Warrants (exercise price $0.75) expiration date 7/31/2028				681	685	(15)
				15,732	15,588
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.58%		1,739	1,554	1,644	(6)
				1,554	1,644
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	8.75%		9,109	8,972	9,177	(6)(15)
				8,972	9,177
SonicWall US Holdings Inc.		Technology Distributors
Second Lien Term Loan, LIBOR+7.50% cash due 5/18/2026	7.63%		3,195	3,163	3,178	(6)
				3,163	3,178
Sorrento Therapeutics, Inc.		Biotechnology
50,000 Common Stock Units				197	382	(11)
				197	382
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		1,194	1,114	1,199	(6)
				1,114	1,199
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Delayed Draw Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€13,980	15,991	15,908	(6)(11)(15)(19)
				15,991	15,908
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$43,052	41,782	42,450	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/13/2022	7.00%		203	150	169	(6)(15)(19)
				41,932	42,619
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.88%		8,576	7,581	7,996	(6)
				7,581	7,996
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	7.50%		20,976	19,537	19,735	(6)(15)
				19,537	19,735
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,466	12,365	(6)(15)
				12,466	12,365
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		9,448	9,317	9,451	(6)
				9,317	9,451

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	9.25%		$5,203	$5,125	$5,203	(6)(15)
				5,125	5,203
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		18,510	18,017	18,250	(6)(15)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025	9.75%		492	464	468	(6)(15)(19)
				18,481	18,718
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2026	10.50%		29,663	29,359	29,371	(6)(15)
668,879 Common Units of TerSera Holdings LLC				2,192	3,487	(15)
				31,551	32,858
TGNR HoldCo LLC		Integrated Oil & Gas
Subordinated Debt, 11.50% cash due 5/14/2026			4,984	4,842	4,884	(11)(15)(20)
				4,842	4,884
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.75% cash due 12/4/2026	6.75%		6,636	6,603	6,603	(6)(15)
First Lien Revolver, LIBOR+5.75% cash due 12/4/2026			—	(4)	(4)	(6)(15)(19)
				6,599	6,599
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		37,876	36,736	37,686	(6)(15)
8,434 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				101	171	(15)
284,650.32 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				2,410	5,764	(15)
23,201 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				22,986	24,803	(15)(19)
				62,233	68,424
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.34%		16,788	16,681	17,002	(6)
				16,681	17,002
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	525	(15)
				60	525
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.83%		6,860	6,757	6,809	(6)(15)
				6,757	6,809
Velocity Commercial Capital, LLC		Thrifts & Mortgage Finance
First Lien Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		15,909	15,327	15,830	(6)(15)
				15,327	15,830
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		5,940	5,599	5,975	(6)
				5,599	5,975
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				675	440	(15)
7,500 Class A Common Stock Units				75	—	(15)
				750	440
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		1,894	1,875	1,884	(6)(15)
181 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	119	(15)
				1,875	2,003

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		$31,598	$30,347	$31,793	(6)
18,032 Shares of Common Stock in Windstream Holdings II, LLC				216	363	(15)
109,420 Warrants in Windstream Holdings II, LLC				1,842	2,199	(15)
				32,405	34,355
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		4,369	4,005	4,264	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		16,000	15,758	15,815	(6)(15)
				19,763	20,079
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		40,536	39,778	40,013	(6)(15)
				39,778	40,013
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.00% cash due 7/26/2029	7.75%		5,000	4,925	4,981	(6)
				4,925	4,981
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.00%		6,495	6,165	6,353	(6)
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.25%		22,748	22,692	21,993	(6)(15)
				28,857	28,346
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.55%		£18,000	23,783	24,210	(6)(11)
				23,783	24,210
Total Non-Control/Non-Affiliate Investments (172.7% of net assets)				$2,236,759	$2,267,575
Total Portfolio Investments (194.7% of net assets)				$2,539,121	$2,556,629
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$23,600	$23,600
Other cash accounts				8,035	8,035
Total Cash and Cash Equivalents and Restricted Cash (2.4% of net assets)				$31,635	$31,635
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (197.2% of net assets)				$2,570,756	$2,588,264

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$52,186	£37,709	11/12/2021	JPMorgan Chase Bank, N.A.	$1,339
Foreign currency forward contract	$46,663	€39,736	11/12/2021	JPMorgan Chase Bank, N.A.	573
					$1,912

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(2,108)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2021
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
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.08%, the 60-day LIBOR at 0.11%, the 90-day LIBOR at 0.13%, the 180-day LIBOR at 0.16%, the 360-day LIBOR at 0.24%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.05%, the 180-day UK LIBOR at 0.09%, the 30-day EURIBOR at (0.57)%, the 90-day EURIBOR at (0.56)% and the 180-day EURIBOR at (0.53)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2021 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2021, qualifying assets represented 75.7% of the Company's total assets and non-qualifying assets represented 24.3% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructure that occurred during the year ended September 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2021, the accumulated PIK interest balance for the A notes and the B notes was $0.9 million and $0.8 million, respectively.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)As of September 30, 2021, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
See notes to Consolidated Financial Statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Oaktree Specialty Lending Corporation (together with its consolidated subsidiaries, the "Company") is a specialty finance company that looks to provide customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. The Company was formed in late 2007 and operates as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes.
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for U.S. federal income tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries.

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
The Company estimates the fair value of certain privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
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
The fair value of the Company's investments as of September 30, 2021 and September 30, 2020 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
Interest Rate Swaps
The Company uses an interest rate swap to hedge some of the Company's fixed rate debt. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in due from broker on the Company's Consolidated Statements of Assets and Liabilities.
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
As of September 30, 2021, included in restricted cash was $2.3 million that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.3 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2019 and 2020 and does not expect to incur a U.S. federal excise tax for calendar year 2021.
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
Note 3. Portfolio Investments
As of September 30, 2021, 194.7% of net assets at fair value, or $2.6 billion, was invested in 138 portfolio companies, including (i) $133.9 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $55.6 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of September 30, 2021, 2.4% of net assets at fair value, or $31.6 million, was invested in cash and cash equivalents (including $2.3 million of restricted cash). In comparison, as of September 30, 2020, 172.0% of net assets at fair value, or $1.6 billion, was invested in 113 portfolio investments, including $117.4 million in subordinated notes and LLC equity interests of SLF JV I. As of September 30, 2020, 4.3% of net assets at fair value, or $39.1 million, was invested in cash and cash equivalents. As of September 30, 2021, 86.7% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.6% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2020, 84.1% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.3% consisted of subordinated debt investments, including the debt investment in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2021, 2020 and 2019, the Company recorded net realized gains (losses) of $26.4 million, $(13.9) million and $20.8 million, respectively. During the years ended September 30, 2021, 2020 and 2019, the Company recorded net unrealized appreciation (depreciation) of $114.5 million, $(20.6) million and $38.5 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's investments as of September 30, 2021 and September 30, 2020 at cost and fair value was as follows:

	September 30, 2021		September 30, 2020
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,222,223	$2,259,924	$1,422,487	$1,388,605
Investments in equity securities	120,621	107,222	101,111	67,806
Debt investments in the JVs	146,955	151,832	96,250	96,250
Equity investments in the JVs	49,322	37,651	49,322	21,190
Total	$2,539,121	$2,556,629	$1,669,170	$1,573,851

The following table presents the composition of the Company's debt investments as of September 30, 2021 and September 30, 2020 at fixed rates and floating rates:

	September 30, 2021		September 30, 2020
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,205,648	91.45%	$1,311,509	88.33%
Fixed rate debt securities	206,108	8.55	173,346	11.67
Total	$2,411,756	100.00%	$1,484,855	100.00%

The following table presents the financial instruments carried at fair value as of September 30, 2021 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$338,707	$1,878,536	$—	$2,217,243
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	18,196	176,317	—	194,513
Investments in equity securities (preferred)	—	—	63,565	—	63,565
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	382	—	43,163	37,763	81,308
Total investments at fair value	382	356,903	2,161,581	37,763	2,556,629
Cash equivalents	23,600	—	—	—	23,600
Derivative assets	—	1,912	—	—	1,912
Total assets at fair value	$23,982	$358,815	$2,161,581	$37,763	$2,582,141
Derivative liability	$—	$2,108	$—	$—	$2,108
Total liabilities at fair value	$—	$2,108	$—	$—	$2,108
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
The following table provides a roll-forward in the changes in fair value from September 30, 2020 to September 30, 2021 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2020	$904,237	$126,152	$29,959	$35,080	$1,095,428
Purchases (a)	1,237,783	66,537	27,692	5,665	1,337,677
Sales and repayments	(352,237)	(45,353)	(31)	(28,629)	(426,250)
Transfers in (b)(c)(d)	18,458	—	—	6,759	25,217
Transfers out (b)(d)	(6,228)	—	—	—	(6,228)
PIK interest income	14,700	—	—	—	14,700
Accretion of OID	19,642	2,069	—	—	21,711
Net unrealized appreciation (depreciation)	43,736	18,177	7,218	13,953	83,084
Net realized gains (losses)	(1,555)	8,735	(1,273)	10,335	16,242
Fair value as of September 30, 2021	$1,878,536	$176,317	$63,565	$43,163	$2,161,581
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of September 30, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2021	$46,340	$4,857	$5,913	$13,763	$70,873
__________
(a) Includes the Level 3 investments acquired in connection with the Mergers during the year ended September 30, 2021.
(b) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There was a transfer into Level 3 from Level 2 as a result of an investment restructuring in which Level 2 senior secured debt was exchanged for Level 3 senior secured debt and common equity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(d) There was one transfer from senior secured debt to common equity and warrants during the year ended September 30, 2021 as a result of an investment restructuring, in which $6.3 million of senior secured debt was exchanged for $6.3 million of common equity.

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
(b) There was a transfer from senior secured debt to common equity and warrants during the year ended September 30, 2020 as a result of an investment restructuring, in which $46.5 million of senior secured debt was exchanged for new senior secured debt of $27.9 million and common equity of $18.6 million. There was also a transfer from subordinated debt to common equity and warrants during the year ended September 30, 2020 as a result of an investment restructuring, in which $0.6 million of subordinated debt was exchanged for common equity and warrants.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,413,373	Market Yield	Market Yield	(b)	4.0%	-	30.0%	10.4%
	36,197	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	9.0x	4.5x
	7,500	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	421,466	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	24,485	Market Yield	Market Yield	(b)	12.0%	-	14.0%	12.6%
Debt Investments in the JVs	151,832	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	6,188	Enterprise Value	Revenue Multiple	(c)	0.9x	-	11.2x	2.5x
	93,520	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	35.0x	15.9x
	698	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	6,322	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,161,581
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
(f)The Company determined the value of its subordinated notes of each JV based on the total assets less the total liabilities senior to the subordinated notes held at such JV in an amount not exceeding par under the EV technique.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2021 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$495,000	$495,000	$—	$—	$495,000
Citibank Facility payable	135,000	135,000	—	—	135,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	295,740	314,541	—	314,541	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	343,003	351,134	—	351,134	—
Total	$1,268,743	$1,295,675	$—	$665,675	$630,000

The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$414,825	$414,825	$—	$—	$414,825
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	294,490	301,431	—	301,431	—
Total	$709,315	$716,256	$—	$301,431	$414,825

The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. The Company used market quotes as of the valuation date to estimate the fair value of its 3.500% notes due 2025 (the "2025 Notes") and 2.700% notes due 2027 (the "2027 Notes"), which are included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,179,907	85.85%	$1,345,012	80.58%
Debt investments in the JVs	146,955	5.79%	96,250	5.77%
Preferred equity	65,939	2.60%	39,550	2.37%
Common equity and warrants	54,682	2.15%	61,561	3.69%
LLC equity interests of the JVs	49,322	1.94%	49,322	2.95%
Subordinated debt	42,316	1.67%	77,475	4.64%
Total	$2,539,121	100.00%	$1,669,170	100.00%

	September 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,217,243	86.72%	168.89%	$1,323,043	84.06%	144.61%
Debt investments in the JVs	151,832	5.94%	11.56%	96,250	6.12%	10.52%
Preferred equity	63,565	2.49%	4.84%	29,959	1.90%	3.27%
Common equity and warrants	43,657	1.71%	3.33%	37,847	2.40%	4.14%
Subordinated debt	42,681	1.67%	3.25%	65,562	4.17%	7.17%
LLC equity interests of the JVs	37,651	1.47%	2.87%	21,190	1.35%	2.32%
Total	$2,556,629	100.00%	194.74%	$1,573,851	100.00%	172.03%

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

	September 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Northeast	$720,781	28.39%	$495,440	29.69%
Midwest	385,846	15.20%	285,674	17.11%
West	365,471	14.39%	330,468	19.80%
Southeast	294,339	11.59%	171,330	10.26%
International	268,817	10.59%	210,963	12.64%
Southwest	256,227	10.09%	67,867	4.07%
South	156,764	6.17%	72,150	4.32%
Northwest	90,876	3.58%	35,278	2.11%
Total	$2,539,121	100.00%	$1,669,170	100.00%

	September 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$721,647	28.24%	54.97%	$446,499	28.38%	48.81%
Midwest	382,475	14.96%	29.13%	252,482	16.04%	27.60%
West	371,257	14.52%	28.28%	325,708	20.69%	35.60%
Southeast	299,486	11.71%	22.81%	165,516	10.52%	18.09%
International	275,904	10.79%	21.02%	213,741	13.58%	23.36%
Southwest	258,940	10.13%	19.72%	65,647	4.17%	7.18%
South	155,526	6.08%	11.85%	70,551	4.48%	7.71%
Northwest	91,394	3.57%	6.96%	33,707	2.14%	3.68%
Total	$2,556,629	100.00%	194.74%	$1,573,851	100.00%	172.03%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2021 and September 30, 2020:

	September 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Application Software	$367,265	14.49%	$162,536	9.71%
Multi-Sector Holdings (1)	196,277	7.73	148,116	8.87
Pharmaceuticals	138,250	5.44	99,471	5.96
Data Processing & Outsourced Services	120,381	4.74	109,744	6.57
Biotechnology	111,856	4.41	89,447	5.36
Personal Products	103,642	4.08	50,091	3.00
Industrial Machinery	88,231	3.47	15,081	0.90
Health Care Services	84,750	3.34	71,139	4.26
Specialized Finance	68,554	2.70	51,909	3.11
Aerospace & Defense	67,629	2.66	27,964	1.68
Fertilizers & Agricultural Chemicals	66,713	2.63	33,743	2.02
Internet & Direct Marketing Retail	62,233	2.45	14,802	0.89
Construction & Engineering	61,874	2.44	13,277	0.80
Integrated Telecommunication Services	47,059	1.85	44,583	2.67
Internet Services & Infrastructure	46,917	1.85	28,631	1.72
Specialty Chemicals	46,731	1.84	44,786	2.68
Home Improvement Retail	46,487	1.83	—	—
Automotive Retail	41,800	1.65	—	—
Airport Services	41,699	1.64	22,376	1.34
Diversified Support Services	40,666	1.60	18,797	1.13
Real Estate Services	40,445	1.59	39,023	2.34
Oil & Gas Storage & Transportation	36,612	1.44	26,615	1.59
Oil & Gas Refining & Marketing	36,044	1.42	31,132	1.87
Soft Drinks	33,410	1.32	—	—
Electrical Components & Equipment	32,127	1.27	20,934	1.25
Health Care Supplies	29,650	1.17	21,660	1.30
Advertising	28,649	1.13	13,611	0.82
Real Estate Operating Companies	27,531	1.08	—	—
Cable & Satellite	26,730	1.05	—	—
Movies & Entertainment	26,002	1.02	44,691	2.68
Insurance Brokers	25,515	1.00	17,546	1.05
Leisure Facilities	25,162	0.99	1,887	0.11
Health Care Equipment	23,674	0.93	—	—
Independent Power Producers & Energy Traders	23,458	0.92	21,462	1.29
Airlines	22,417	0.88	10,535	0.63
Health Care Distributors	19,698	0.78	12,810	0.77
Commercial Printing	19,685	0.78	7,868	0.47
Home Furnishings	19,537	0.77	—	—
Managed Health Care	18,654	0.73	27,479	1.65
Metal & Glass Containers	17,443	0.69	11,273	0.68
Other Diversified Financial Services	16,104	0.63	113	0.01
Thrifts & Mortgage Finance	16,079	0.63	938	0.06
Health Care Technology	13,877	0.55	21,499	1.29
Auto Parts & Equipment	12,466	0.49	33,649	2.02
Electronic Components	10,080	0.40	25,600	1.53
Property & Casualty Insurance	9,884	0.39	47,995	2.88
Restaurants	9,317	0.37	10,248	0.61
IT Consulting & Other Services	7,598	0.30	14,919	0.89
Research & Consulting Services	7,354	0.29	24,837	1.49
Systems Software	6,647	0.26	20,694	1.24
Leisure Products	6,599	0.26	—	—
Alternative Carriers	6,578	0.26	—	—
Apparel, Accessories & Luxury Goods	5,165	0.20	13,734	0.82
Air Freight & Logistics	4,925	0.19	—	—
Integrated Oil & Gas	4,842	0.19	—	—
Food Distributors	4,625	0.18	—	—
Food Retail	3,745	0.15	6,851	0.41
Diversified Banks	3,515	0.14	—	—
Technology Distributors	3,163	0.12	—	—
Construction Materials	2,245	0.09	2,150	0.13
Housewares & Specialties	1,875	0.07	—	—
Education Services	981	0.04	22,926	1.37
General Merchandise Stores	—	—	19,220	1.15
Hotels, Resorts & Cruise Lines	—	—	15,378	0.92
Diversified Real Estate Activities	—	—	15,288	0.92
Trading Companies & Distributors	—	—	10,228	0.61
Oil & Gas Equipment & Services	—	—	3,313	0.20
Health Care Facilities	—	—	3,133	0.19
Specialty Stores	—	—	1,305	0.08
Specialized REITs	—	—	133	0.01
Total	$2,539,121	100.00%	$1,669,170	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$372,606	14.58%	28.39%	$160,591	10.21%	17.57%
Multi-Sector Holdings (1)	189,483	7.41	14.43	121,751	7.74	13.31
Pharmaceuticals	142,194	5.56	10.83	103,092	6.55	11.27
Data Processing & Outsourced Services	113,923	4.46	8.68	99,589	6.33	10.89
Biotechnology	113,641	4.44	8.66	96,624	6.14	10.56
Personal Products	105,530	4.13	8.04	51,024	3.24	5.58
Industrial Machinery	90,218	3.53	6.87	11,643	0.74	1.27
Health Care Services	84,735	3.31	6.45	59,925	3.81	6.55
Aerospace & Defense	69,602	2.72	5.30	24,521	1.56	2.68
Specialized Finance	68,844	2.69	5.24	48,425	3.08	5.29
Internet & Direct Marketing Retail	68,424	2.68	5.21	15,307	0.97	1.67
Fertilizers & Agricultural Chemicals	67,527	2.64	5.14	33,719	2.14	3.69
Construction & Engineering	63,109	2.47	4.81	13,465	0.86	1.47
Integrated Telecommunication Services	49,607	1.94	3.78	41,091	2.61	4.49
Internet Services & Infrastructure	47,923	1.87	3.65	26,587	1.69	2.91
Specialty Chemicals	46,559	1.82	3.55	39,008	2.48	4.26
Home Improvement Retail	46,488	1.82	3.54	—	—	—
Automotive Retail	42,133	1.65	3.21	—	—	—
Real Estate Services	41,225	1.61	3.14	37,723	2.40	4.12
Diversified Support Services	40,888	1.60	3.11	17,689	1.12	1.93
Airport Services	40,776	1.59	3.11	21,283	1.35	2.33
Oil & Gas Refining & Marketing	36,546	1.43	2.78	29,826	1.90	3.26
Oil & Gas Storage & Transportation	34,462	1.35	2.63	25,749	1.64	2.81
Soft Drinks	33,410	1.31	2.54	—	—	—
Electrical Components & Equipment	32,142	1.26	2.45	20,465	1.30	2.24
Advertising	30,423	1.19	2.32	13,440	0.85	1.47
Health Care Supplies	30,186	1.18	2.30	21,634	1.37	2.36
Real Estate Operating Companies	28,341	1.11	2.16	—	—	—
Insurance Brokers	27,612	1.08	2.10	18,083	1.15	1.98
Cable & Satellite	27,048	1.06	2.06	—	—	—
Movies & Entertainment	27,048	1.06	2.06	43,592	2.77	4.76
Airlines	24,554	0.96	1.87	13,132	0.83	1.44
Health Care Equipment	23,763	0.93	1.81	—	—	—
Independent Power Producers & Energy Traders	23,552	0.92	1.79	20,812	1.32	2.27
Leisure Facilities	22,888	0.90	1.74	—	—	—
Commercial Printing	20,100	0.79	1.53	7,334	0.47	0.80
Home Furnishings	19,735	0.77	1.50	—	—	—
Health Care Distributors	19,683	0.77	1.50	12,260	0.78	1.34
Managed Health Care	18,840	0.74	1.44	26,681	1.70	2.92
Metal & Glass Containers	17,413	0.68	1.33	11,833	0.75	1.29
Thrifts & Mortgage Finance	15,942	0.62	1.21	353	0.02	0.04
Other Diversified Financial Services	15,908	0.62	1.21	—	—	—
Health Care Technology	13,960	0.55	1.06	22,058	1.40	2.41
Auto Parts & Equipment	12,365	0.48	0.94	31,382	1.99	3.43
Electronic Components	10,127	0.40	0.77	26,552	1.69	2.90
Property & Casualty Insurance	9,949	0.39	0.76	46,737	2.97	5.11
Restaurants	9,451	0.37	0.72	7,886	0.50	0.86
Research & Consulting Services	7,606	0.30	0.58	24,212	1.54	2.65
IT Consulting & Other Services	7,443	0.29	0.57	13,905	0.88	1.52
Alternative Carriers	6,939	0.27	0.53	—	—	—
Systems Software	6,769	0.26	0.52	20,481	1.30	2.24
Leisure Products	6,599	0.26	0.50	49	—	0.01
Air Freight & Logistics	4,981	0.19	0.38	—	—	—
Integrated Oil & Gas	4,884	0.19	0.37	—	—	—
Food Distributors	4,673	0.18	0.36	—	—	—
Food Retail	3,750	0.15	0.29	6,998	0.44	0.76
Diversified Banks	3,562	0.14	0.27	—	—	—
Technology Distributors	3,178	0.12	0.24	—	—	—
Construction Materials	2,350	0.09	0.18	2,073	0.13	0.23
Housewares & Specialties	2,003	0.08	0.15	—	—	—
Education Services	1,009	0.04	0.08	7,088	0.45	0.77
Apparel, Accessories & Luxury Goods	—	—	—	7,856	0.50	0.86
General Merchandise Stores	—	—	—	17,877	1.14	1.95
Hotels, Resorts & Cruise Lines	—	—	—	17,081	1.09	1.87
Diversified Real Estate Activities	—	—	—	16,846	1.07	1.84
Trading Companies & Distributors	—	—	—	10,069	0.64	1.10
Health Care Facilities	—	—	—	3,640	0.23	0.40
Oil & Gas Equipment & Services	—	—	—	2,588	0.16	0.28
Specialized REITs	—	—	—	222	0.01	0.02
Total	$2,556,629	100.00%	194.74%	$1,573,851	100.00%	172.03%
___________________
(1)This industry includes the Company's investments in the JVs and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2021 and September 30, 2020, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2021 and September 30, 2020, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million and $250.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2021 and September 30, 2020, respectively. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2021, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date for the SLF JV I Deutsche Bank Facility was May 3, 2028. As of September 30, 2021, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% per annum for the first year after the reinvestment period, 3-month LIBOR plus 2.25% for the following year and plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. Under the SLF JV I Deutsche Bank Facility, $215.6 million and $167.9 million of borrowings were outstanding as of September 30, 2021 and September 30, 2020, respectively.
As of September 30, 2021 and September 30, 2020, SLF JV I had total assets of $379.2 million and $313.5 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 55 portfolio companies as of September 30, 2021 and September 30, 2020. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of September 30, 2021, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $133.9 million in aggregate, at fair value. As of September 30, 2020, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.4 million in aggregate, at fair value.
As of each of September 30, 2021 and September 30, 2020, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of September 30, 2021, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I. As of September 30, 2020, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2021 and September 30, 2020:

	September 30, 2021	September 30, 2020
Senior secured loans (1)	$344,196	$307,579
Weighted average interest rate on senior secured loans (2)	5.60%	5.44%
Number of borrowers in SLF JV I	55	56
Largest exposure to a single borrower (1)	$9,875	$10,487
Total of five largest loan exposures to borrowers (1)	$46,984	$49,097
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.83%	Diversified Support Services	$9,111	$9,084	$9,078	(4)
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	7,732	7,566	7,644	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.12%	Integrated Telecommunication Services	2,596	2,468	2,591
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,755	9,580	9,443	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,880	7,801	7,680	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.88%	Personal Products	2,799	2,211	2,378
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,565	4,544	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	154	150	148	(4)(5)
Total Apptio, Inc.				4,769	4,715	4,692
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	5.33%	Property & Casualty Insurance	6,000	5,940	5,980
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,403	6,283	6,025	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	5,985	5,925	5,970
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	450	436	446	(5)
Total BAART Programs, Inc.				6,435	6,361	6,416
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.08%	Data Processing & Outsourced Services	9,675	9,662	9,615
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	3.88%	Systems Software	6,643	6,570	6,615
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.08%	Oil & Gas Equipment & Services	7,253	7,234	7,158
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Centerline Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/10/2027	6.50%	Wireless Telecommunication Services	2,000	1,961	1,960
Centerline Communications, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/10/2023	6.50%	Wireless Telecommunication Services	1,920	1,890	1,889	(5)
Centerline Communications, LLC	First Lien Revolver, LIBOR+5.50% cash due 8/10/2027		Wireless Telecommunication Services	—	(12)	(12)	(5)
Total Centerline Communications, LLC				3,920	3,839	3,837
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,111	7,040	7,134	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.00%	Movies & Entertainment	6,500	6,468	6,492
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+3.50% cash due 12/11/2026	4.50%	Alternative Carriers	7,362	7,204	7,376
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.08%	IT Consulting & Other Services	7,449	7,229	7,427	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.13%	Biotechnology	5,880	5,836	5,884
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.08%	Internet Services & Infrastructure	5,885	5,870	5,893
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%	Cable & Satellite	6,000	5,940	6,011	(4)
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Forest Products	5,878	5,819	5,893

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	$7,406	$7,332	$7,451
GI Chill Acquisition LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/6/2025	3.90%	Managed Health Care	3,721	3,737	3,712	(4)
GI Chill Acquisition LLC	Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.63%	Managed Health Care	3,750	3,674	3,731	(4)
Total GI Chill Acquisition LLC				7,471	7,411	7,443
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%	Leisure Products	7,500	7,425	7,463
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%	Health Care Services	2,214	2,178	2,226
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%	Health Care Services	1,995	1,995	2,004	(4)
Total Global Medical Response, Inc.				4,209	4,173	4,230
Grab Holdings Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%	Interactive Media & Services	2,985	2,907	3,025
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.00%	Pharmaceuticals	7,481	7,336	7,456
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,550	3,622
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+4.75% cash due 7/13/2022	5.75%	Alternative Carriers	5,000	4,935	5,044
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 7/13/2022		Alternative Carriers	—	(13)	9	(5)
Total Intelsat Jackson Holdings S.A.				8,568	8,472	8,675
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	9,875	9,597	9,678	(4)
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.13%	Real Estate Services	7,443	7,377	7,405	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.83%	Application Software	7,940	7,812	7,946	(4)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.58%	Electronic Components	7,442	7,329	7,354
Maravai Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 10/19/2027	4.75%	Biotechnology	6,819	6,751	6,846
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,616	4,565	4,528	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(6)	(9)	(4)(5)
Total Mindbody, Inc.				4,616	4,559	4,519
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	3,877	3,843	3,875	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(6)	(1)	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	—	(4)(5)
Total MRI Software LLC				3,877	3,834	3,874
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	6,755	6,738	6,738
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.08%	Application Software	7,852	7,816	7,842	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%	Personal Products	6,273	6,189	6,226	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.25% cash due 1/8/2025		Personal Products	—	(7)	(8)	(4)(5)
Total Olaplex, Inc.				6,273	6,182	6,218
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	4,975	4,801	4,981	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	4,503	4,435	4,514	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	$6,796	$6,669	$6,667	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(8)	(8)	(4)(5)
Total Pluralsight, LLC				6,796	6,661	6,659
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,728	2,700	2,738	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	8,288	8,277	7,874
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	138	138	131
Total SHO Holding I Corporation				8,426	8,415	8,005
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.58%	Diversified Support Services	1,087	1,071	1,027	(4)
Sorenson Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.25%	Communications Equipment	2,854	2,825	2,877
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	8,255	8,075	8,289	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.88%	Application Software	7,823	7,465	7,294	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	4,911	4,895	4,925
Trench Plate Rental, Co.	First Lien Term Loan, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	3,942	3,882	3,881
Trench Plate Rental, Co.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(11)	(12)	(5)
Trench Plate Rental, Co.	First Lien Revolver, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	24	15	15	(5)
Total Trench Plate Rental, Co.				3,966	3,886	3,884
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%	Application Software	6,435	6,333	6,473	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.08%	Health Care Technology	4,080	4,052	4,091
Waystar Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.08%	Health Care Technology	5,910	5,880	5,921
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,899	7,629	7,948	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,964	5,931	(4)
Total Portfolio Investments				$344,196	$346,052	$346,665
__________
(1) Represents the interest rate as of September 30, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of September 30, 2021, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.08%, the 60-day LIBOR at 0.11%, the 90-day LIBOR at 0.13%, the 180-day LIBOR at 0.16%, the 360-day LIBOR at 0.24% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of September 30, 2021.
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

Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of each of September 30, 2021 and September 30, 2020. The Company earned interest income of $7.4 million, $8.1 million and $9.8 million on the SLF JV I Notes for the years ended September 30, 2021, 2020 and 2019, respectively. As of September 30, 2021, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $37.7 million, respectively, as of September 30, 2021, and $49.3 million and $21.2 million, respectively, as of September 30, 2020. The Company earned $0.9 million in dividend income for the year ended September 30, 2021 with respect to its investment in the LLC equity interests of SLF JV I. The Company did not earn dividend income for the years ended September 30, 2020 and 2019 with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of September 30, 2021 and September 30, 2020 and for the years ended September 30, 2021, 2020 and 2019:

	September 30, 2021	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2021: $346,052; cost September 30, 2020: $311,428)	$346,665	$298,771
Cash and cash equivalents	23,446	5,389
Restricted cash	4,517	4,211
Other assets	4,529	5,093
Total assets	$379,157	$313,464

Senior credit facility payable	$215,620	$167,910
SLF JV I Notes payable at fair value (proceeds September 30, 2021: $110,000; proceeds September 30, 2020: $110,000)	110,000	110,000
Other liabilities	10,507	11,336
Total liabilities	$336,127	$289,246
Members' equity	43,030	24,218
Total liabilities and members' equity	$379,157	$313,464

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Selected Statements of Operations Information:
Interest income	$20,018	$19,808	$22,727
Other income	565	338	153
Total investment income	20,583	20,146	22,880
Senior credit facility interest expense	5,706	7,432	8,705
SLF JV I Notes interest expense	8,444	9,205	11,153
Other expenses	260	244	358
Total expenses (1)	14,410	16,881	20,216
Net unrealized appreciation (depreciation)	13,270	(9,704)	2,257
Net realized gains (losses)	399	(3,691)	(8,507)
Net income (loss)	$19,842	$(10,130)	$(3,586)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the SLF JV I Notes issued to the Company and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The SLF JV I Notes are valued based on the total assets less the total liabilities senior to the SLF JV I Notes in an amount not exceeding par under the EV technique.
During the year ended September 30, 2021, the Company sold $48.0 million of senior secured debt investments to SLF JV I for $47.2 million cash consideration, which represented the fair value at the time of sale. A gain of $2.5 million was recognized by the Company on these transactions. During the year ended September 30, 2020, the Company did not sell any debt investments to SLF JV I. During the year ended September 30, 2019, the Company sold $8.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $8.3 million cash consideration. A loss of $0.1 million was recognized by the Company on these transactions.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

OCSI Glick JV LLC
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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of September 30, 2021, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of September 30, 2021, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of September 30, 2021, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 2.75% thereafter, in each case with a 0.125% LIBOR floor. Under the Glick JV Deutsche Bank Facility, $71.9 million of borrowings were outstanding as of September 30, 2021.
As of September 30, 2021, the Glick JV had total assets of $141.0 million. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 37 portfolio companies as of September 30, 2021. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $55.6 million in the aggregate at fair value as of September 30, 2021. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of September 30, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of September 30, 2021, of which $73.5 million was from the Company. As of September 30, 2021, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded as of such date. As of September 30, 2021, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of September 30, 2021:

September 30, 2021
Senior secured loans (1)	$126,512
Weighted average current interest rate on senior secured loans (2)	5.86%
Number of borrowers in the Glick JV	37
Largest loan exposure to a single borrower (1)	$6,907
Total of five largest loan exposures to borrowers (1)	$28,324
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of September 30, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,866	$3,783	$3,822	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,907	6,780	6,687	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,955	2,925	2,880	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.88%	Personal Products	1,667	1,310	1,416
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	5.33%	Property & Casualty Insurance	3,000	2,970	2,990
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,694	3,625	3,476	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	3,192	3,160	3,184
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	240	232	238	(5)
Total BAART Programs, Inc.				3,432	3,392	3,422
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.08%	Oil & Gas Equipment & Services	4,835	4,823	4,772
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,555	3,520	3,567	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.00%	Movies & Entertainment	2,500	2,488	2,497
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.13%	Biotechnology	4,900	4,863	4,903
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%	Cable & Satellite	3,000	2,970	3,005	(4)
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Forest Products	3,919	3,879	3,928
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,469	2,444	2,484
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%	Leisure Products	4,000	3,960	3,981
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	431	420	433	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.00%	Pharmaceuticals	3,990	3,913	3,977
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,229	3,221	3,173
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+4.75% cash due 7/13/2022	5.75%	Alternative Carriers	4,167	4,112	4,203
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 7/13/2022		Alternative Carriers	—	(11)	7	(5)
Total Intelsat Jackson Holdings S.A.				4,167	4,101	4,210
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	2,469	2,399	2,419	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	$3,439	$3,115	$2,855
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.58%	Electronic Components	1,372	1,147	1,356
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,635	1,621	1,634	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
Total MRI Software LLC				1,635	1,619	1,634
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	5,308	5,294	5,294
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.08%	Application Software	3,926	3,908	3,921	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%	Personal Products	3,502	3,454	3,475	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.25% cash due 1/8/2025		Personal Products	—	(4)	(5)	(4)(5)
Total Olaplex, Inc.				3,502	3,450	3,470
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	2,842	2,799	2,849	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	4,465	4,383	4,380	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(6)	(6)	(4)(5)
Total Pluralsight, LLC				4,465	4,377	4,374
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,819	1,800	1,825	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,159	6,140	5,851
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	97
Total SHO Holding I Corporation				6,261	6,242	5,948
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.88%	Application Software	2,850	2,703	2,657	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	4,911	4,895	4,925
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,599	1,598	1,354
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.08%	Health Care Technology	1,721	1,709	1,725
Waystar Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.08%	Health Care Technology	3,940	3,920	3,947
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,937	4,768	4,967	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,982	2,965	(4)
Total Portfolio Investments				$126,512	$124,112	$124,108

__________
(1) Represents the interest rate as of September 30, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2021, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 0.08%, the 60-day LIBOR at 0.11%, the 90-day LIBOR at 0.13%, the 180-day LIBOR at 0.16% and the 360-day LIBOR at 0.24%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of September 30, 2021.

(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
The cost and fair value of the Company's aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the period from March 19, 2021 to September 30, 2021, the Company's investment in the Glick JV Notes earned interest income of $2.4 million. The Company did not earn any dividend income for the period from March 19, 2021 to September 30, 2021 with respect to its investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis. As of September 30, 2021, the Glick JV Notes bore interest at a rate of one-month LIBOR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of September 30, 2021 and for the period from March 19, 2021 to September 30, 2021:

September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2021: $124,112)	$124,108
Cash and cash equivalents	14,087
Restricted cash	1,055
Other assets	1,750
Total assets	$141,000

Senior credit facility payable	$71,882
Glick JV Notes payable at fair value (proceeds September 30, 2021: $70,525)	63,522
Other liabilities	5,596
Total liabilities	$141,000
Members' equity	—
Total liabilities and members' equity	$141,000

For the period from March 19, 2021 to September 30, 2021
Selected Statements of Operations Information:
Interest income	$4,643
Fee income	67
Total investment income	4,710
Senior credit facility interest expense	1,157
Glick JV Notes interest expense	1,780
Other expenses	95
Total expenses (1)	3,032
Net unrealized appreciation (depreciation)	(1,710)
Realized gain (loss)	32
Net income (loss)	$—
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
During the period from March 19, 2021 to September 30, 2021, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the years ended September 30, 2021, 2020 and 2019, the Company recorded total fee income of $14.1 million, $8.5 million and $6.7 million, respectively, of which $0.6 million, $0.7 million and $0.6 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2021, 2020 and 2019:

(Share amounts in thousands)	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$237,260	$39,224	$126,160
Weighted average common shares outstanding — basic and diluted	162,118	140,961	140,961
Earnings (loss) per common share — basic and diluted	$1.46	$0.28	$0.89

Changes in Net Assets

The following table presents the changes in net assets for the years ended September 30, 2021, 2020 and 2019:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	140,961	$1,409	$1,492,739	$(636,113)	$858,035
Net investment income	—	—	—	67,909	67,909
Net unrealized appreciation (depreciation)	—	—	—	38,457	38,457
Net realized gains (losses)	—	—	—	20,805	20,805
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(1,011)	(1,011)
Distributions to stockholders	—	—	—	(53,565)	(53,565)
Reclassification of additional paid-in capital	—	—	(4,965)	4,965	—
Issuance of common stock under dividend reinvestment plan	269	3	1,341	—	1,344
Repurchases of common stock under dividend reinvestment plan	(269)	(3)	(1,341)	—	(1,344)
Balance at September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	—	—	71,992	71,992
Net unrealized appreciation (depreciation)	—	—	—	(20,614)	(20,614)
Net realized gains (losses)	—	—	—	(13,924)	(13,924)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	1,770	1,770
Distributions to stockholders	—	—	—	(54,975)	(54,975)
Issuance of common stock under dividend reinvestment plan	435	4	1,874	—	1,878
Repurchases of common stock under dividend reinvestment plan	(435)	(4)	(1,874)	—	(1,878)
Balance at September 30, 2020	140,961	$1,409	$1,487,774	$(574,304)	$914,879
Net investment income	—	—	—	97,106	97,106
Net unrealized appreciation (depreciation)	—	—	—	114,519	114,519
Net realized gains (losses)	—	—	—	26,420	26,420
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(785)	(785)
Distributions to stockholders	—	—	—	(82,020)	(82,020)
Reclassification of additional paid-in capital	—	—	74,271	(74,271)	—
Issuance of common stock in connection with the Mergers	39,400	395	242,309	—	242,704
Issuance of common stock under dividend reinvestment plan	338	3	2,167	—	2,170
Repurchases of common stock under dividend reinvestment plan	(338)	(3)	(2,167)	—	(2,170)
Balance at September 30, 2021	180,361	$1,804	$1,804,354	$(493,335)	$1,312,823

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
For U.S. federal income tax purposes, the Company estimates its distributions for the 2021 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2020 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders. For the year ended September 30, 2021, no portion of the distributions was deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2021, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (2)
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964	$ 0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	0.5 million
July 30, 2021	September 15, 2021	September 30, 2021	0.145	25.5 million	85,075	0.6 million
Total for the year ended September 30, 2021			$0.505	$ 79.8 million	337,720	$ 2.2 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
Total for the year ended September 30, 2020			$0.390	$ 53.1 million	435,025	$ 1.9 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.095	$ 13.0 million	87,429	$ 0.4 million
February 1, 2019	March 15, 2019	March 29, 2019	0.095	13.1 million	59,603	0.3 million
May 3, 2019	June 14, 2019	June 28, 2019	0.095	13.1 million	61,093	0.3 million
August 2, 2019	September 13, 2019	September 30, 2019	0.095	13.1 million	61,205	0.3 million
Total for the year ended September 30, 2019			$0.380	$ 52.3 million	269,330	$ 1.3 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Rounded balance may not sum to the total.
Common Stock Issuances
On March 19, 2021, in connection with the Mergers, the Company issued an aggregate of 39,400,011 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the years ended September 30, 2021, 2020 and 2019.

Note 6. Borrowings
Syndicated Facility

On November 30, 2017, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Syndicated Facility”) pursuant to a Senior Secured Revolving Credit Agreement with the lenders party thereto, ING Capital

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The Syndicated Facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the Syndicated Facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The Syndicated Facility further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.

On October 28, 2020, the Company entered into an incremental commitment and assumption agreement in connection with the Company’s exercise of $75 million of the accordion feature under the Syndicated Facility. On December 28, 2020, the Company entered into an incremental commitment agreement pursuant to which a lender under the Syndicated Facility increased its commitment amount under the Syndicated Facility by $25 million. On May 4, 2021, the Company amended the Syndicated Credit Facility to, among other things, increase the size of the facility by $150 million (and increase the “accordion” feature to permit the Company, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and the Company’s net worth, as defined in the facility). As a result of such agreements, as of September 30, 2021, the size of the Syndicated Facility was $950 million.

As of September 30, 2021, (i) the period during which the Company may make drawings will expire on May 4, 2025 and the maturity date is May 4, 2026 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSL Senior Funding II LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of September 30, 2021, except for assets that were held by OCSL Senior Funding II LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of September 30, 2021, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of September 30, 2021 and September 30, 2020, the Company had $495.0 million and $414.8 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $495.0 million and $414.8 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.197%, 3.028% and 4.550% for the years ended September 30, 2021, 2020 and 2019, respectively. For the years ended September 30, 2021, 2020 and 2019, the Company recorded interest expense (inclusive of fees) of $13.8 million, $14.9 million and $17.1 million, respectively, related to the Syndicated Facility.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2021, the Company was able to borrow up to $150 million under the Citibank Facility (subject to borrowing base and other limitations). As of September 30, 2021, the reinvestment period under the Citibank Facility was scheduled to expire on July 18, 2023 and the maturity date for the Citibank Facility was July 18, 2024.
As of September 30, 2021, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of September 30, 2021, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of the Company’s equity interests in OCSL Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of September 30, 2021, the Company had $135.0 million outstanding under the Citibank Facility, which had a fair value of $135.0 million. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.086% for the period from March 19, 2021 to September 30, 2021. For the period from March 19, 2021 to September 30, 2021, the Company recorded interest expense (inclusive of fees) of $1.9 million related to the Citibank Facility.
Deutsche Bank Facility
On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to a loan financing and servicing agreement (as amended, the “Deutsche Bank Facility”) with OCSI Senior Funding Ltd., the Company’s wholly-owned, special purpose financing subsidiary, as borrower, the Company, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian. On May 4, 2021, the Company repaid all outstanding borrowings under the Deutsche Bank Facility using borrowings under the Syndicated Credit Facility, following which the Deutsche Bank Facility was terminated. For the period from March 19, 2021 to May 4, 2021, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 2.900%. For the period from March 19, 2021 to September 30, 2021, the Company recorded interest expense (inclusive of fees) of $0.3 million related to the Deutsche Bank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2021, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2021, the Company did not repurchase any of the 2027 Notes in the open market.
The 2027 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions (but giving effect to any exemptive relief granted to the Company by the SEC), as well as covenants requiring the Company to provide financial information to the holders of the 2027 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2027 Notes Indenture.
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
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of September 30, 2021:

	As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes
Principal	$300.0	$350.0
Unamortized financing costs	(2.6)	(4.0)
Unaccreted discount	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(2.1)
Net carrying value	$295.7	$343.0
Fair Value	$314.5	$351.1

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
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the year ended September 30, 2021:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$10.5	$3.5
Amortization of financing costs and discount	1.3	0.3
Effect of interest rate swap	—	(1.1)
Total interest expense	$11.8	$2.7
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	1.813%
The below table presents the components of interest and other debt expenses related to the 2025 Notes for the year ended September 30, 2020:

($ in millions)	2025 Notes
Coupon interest	$6.3
Amortization of financing costs and discount	0.7
Total interest expense	$7.0
Coupon interest rate	3.500%
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
For the years ended September 30, 2020 and 2019, the Company recorded interest expense of $1.9 million and $4.6 million (inclusive of fees), respectively, related to the 2024 Notes. As of September 30, 2021 and September 30, 2020, there were no 2024 Notes outstanding.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the year ended September 30, 2020 and 2019, the Company recorded interest expense of $2.5 million and $5.5 million (inclusive of fees), respectively, related to the 2028 Notes. As of September 30, 2021 and September 30, 2020, there were no 2028 Notes outstanding.
Secured Borrowings
As of September 30, 2021 and September 30, 2020, the Company did not have any secured borrowings outstanding. On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to a secured borrowing arrangement under which certain securities were sold and simultaneously repurchased at a premium. The amounts due under the secured borrowing arrangement were settled prior to September 30, 2021. For the period from March 19, 2021 to September 30, 2021, the Company recorded less than $0.1 million of interest expense in connection with secured borrowings. The Company's secured borrowings bore interest at a weighted average rate of 3.123% for the period from March 19, 2021 to September 30, 2021.
During the year ended September 30, 2019, $7.2 million of secured borrowings were extinguished in exchange for $7.2 million of preferred stock in C5 Technology Holdings, LLC, which was restructured during the year. For the year ended September 30, 2019, the Company recorded interest expense of $0.1 million related to the secured borrowings. For the year ended September 30, 2019, the Company recorded unrealized depreciation on secured borrowings of $2.7 million. For the year ended September 30, 2019, the Company recorded a realized gain of $2.6 million as a result of the extinguishment of secured borrowings in connection with the C5 Technology Holdings, LLC restructuring.
Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2021 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2022	2023	2024	2025	2026 and Thereafter
Syndicated Facility	$495,000	$—	$—	$—	$—	$495,000
Citibank Facility	135,000	—	—	135,000	—	—
2025 Notes	300,000	—	—	—	300,000	—
2027 Notes	350,000	—	—	—	—	350,000
Total	$1,280,000	$—	$—	$135,000	$300,000	$845,000

Note 7. Interest Income

As of September 30, 2021, there were no investments on non-accrual status. As of September 30, 2020, there were two investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

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

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational costs; (4) income or loss recognition on exited investments; and (5) recognition of interest income on certain loans.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2021, the Company had net capital loss carryforwards of 547.9 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $69.1 million are available to offset future short-term capital gains and $478.8 million are available to offset future long-term capital gains. A portion of such net capital loss carryfowards represented a realized loss under IRC 382-383, which is carried forward to future years to offset future gains subject to certain limitations.
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the years ended September 30, 2021 and 2020.

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Net increase (decrease) in net assets resulting from operations	$237,260	$39,224	$126,160
Net unrealized (appreciation) depreciation	(114,519)	20,614	(38,457)
Book/tax difference due to organizational costs	(87)	(87)	(87)
Book/tax difference due to interest income on certain loans	—	1,214	3,330
Book/tax difference due to capital losses utilized	(41,625)	(545)	(18,571)
Other book/tax differences	11,863	(6,058)	(8,111)
Taxable/Distributable Income (1)	$92,892	$54,362	$64,264
 __________
(1) The Company's taxable income for the year ended September 30, 2021 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2021. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of September 30, 2021, $0.3 million of the $1.0 million deferred tax assets would not more likely than not be realized in future periods. As of September 30, 2021, the Company recorded a net deferred tax asset of $0.7 million on the Consolidated Statements of Assets and Liabilities.
For the year ended September 30, 2021, the Company recognized a total provision for income tax related to realized and unrealized gains of $0.8 million, which was composed of (i) a current income tax expense of approximately $0.7 million, and (ii) a deferred income tax expense of approximately $0.1 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries. For the year ended September 30, 2021, the Company recognized a provision for income tax related to net investment income of $2.8 million, which was all current income tax expense.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the year ended September 30, 2021, the Company reclassified $74.3 million, respectively, of accumulated overdistributed earnings to additional paid-in-capital on the Consolidated Statement of Assets and Liabilities related to the merger with OCSI. These reclassification entries did not impact total net assets.
As of September 30, 2021, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$(20,260)
Net realized capital losses	497,255
Unrealized losses, net	16,340
Accumulated overdistributed earnings	$493,335
The aggregate cost of investments for U.S. federal income tax purposes was $2.6 billion as of September 30, 2021. As of September 30, 2021, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $409.5 million. As of September 30, 2021, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $425.8 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $16.3 million.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the year ended September 30, 2021, the Company recorded an aggregate net realized gain of $26.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
PLATO Learning Inc.	$7.8
Keypath Education Holdings, LLC	6.8
L Squared Capital Partners LLC	3.4
LTI Holdings, Inc.	2.6
BX Commercial Mortgage Trust 2020-VIVA	2.6
California Pizza Kitchen Inc.	(1.8)
Refac Optical Group	(1.3)
Other, net	6.3
Total, net	$26.4
During the year ended September 30, 2020, the Company recorded an aggregate net realized loss of $13.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Cenegenics, LLC	$(29.2)
Dominion Diagnostics, LLC	(15.6)
Thruline Marketing Inc.	(4.9)
Covia Holdings Corporation	(3.3)
YETI Holdings, Inc.	17.6
Sorrento Therapeutics, Inc.	11.5
Lytx Holdings, LLC	5.2
Goodrx Holdings Inc.	2.1
HealthEdge Software, Inc.	1.8
Other, net	0.9
Total, net	$(13.9)
During the year ended September 30, 2019, the Company recorded an aggregate net realized gain of $20.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Maverick Healthcare Group, LLC	$17.5
BeyondTrust Holdings LLC	12.4
Comprehensive Pharmacy Services LLC	7.6
Refac Optical Group	7.5
YETI Holdings, Inc.	5.3
InMotion Entertainment Group, LLC	3.0
Advanced Pain Management	(22.5)
Thing5, LLC (net of secured borrowings)	(11.1)
Weatherford International	(3.3)
Other, net	4.4
Total, net	$20.8

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the years ended September 30, 2021, 2020 and 2019, the Company recorded net unrealized appreciation (depreciation) of $114.5 million, $(20.6) million and $38.5 million, respectively. For the year ended September 30, 2021, this consisted of $70.0 million of net unrealized appreciation on debt investments, $36.3 million of net unrealized appreciation on equity investments, $6.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.7 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2020, this consisted of $35.3 million of net unrealized depreciation on equity investments, $12.0 million of net unrealized depreciation on debt investments and $0.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $26.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the year ended September 30, 2019, this consisted of $57.0 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), $10.6 million of net unrealized appreciation on equity investments and $0.3 million net unrealized appreciation of foreign currency forward contracts, partially offset by $26.8 million of net unrealized depreciation on debt investments and $2.7 million of net unrealized depreciation of secured borrowings (which results in a reclassification to realized gains).
For the year ended September 30, 2021, there were $22.8 million of net realized and unrealized gains (losses) that resulted solely from accounting adjustments related to the Mergers.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of September 30, 2021 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $32.6 million and $11.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The investment advisory agreement with Oaktree was subsequently amended and restated on March 19, 2021 in connection with the closing of the Mergers. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Board of Directors of the Company or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the directors of the Company who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.
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
For the years ended September 30, 2021, 2020 and 2019, the base management fee incurred under the Investment Advisory Agreement was $30.7 million (net of waiver), $22.9 million and $22.2 million, respectively.
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

For the years ended September 30, 2021, 2020 and 2019, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $21.6 million, $15.2 million and $14.9 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the Mergers for the period from October 1, 2018 to the date of closing of the Mergers, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. For the year ended September 30, 2021, the Company incurred $8.8 million of capital gains incentive fees under the Investment Advisory Agreement. For the year ended September 30, 2020, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement. For the year ended September 30, 2019, the Company incurred $4.6 million of capital gains incentive fees under the Investment Advisory Agreement (prior to waivers).

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

For the year ended September 30, 2021, $17.6 million of accrued capital gains incentive fees were expensed. For the year ended September 30, 2020, the Company reversed $5.6 million of previously accrued capital gains incentive fees. For the year ended September 30, 2019, $10.2 million of accrued capital gains incentive fees were expensed (prior to waivers). As of September 30, 2021, the total accrued capital gains incentive fee liability was $17.6 million.

To ensure compliance with Section 15(f) of the Investment Company Act, OCM entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which OCM waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to Fifth Street Management LLC (the "Former Adviser") in the aggregate under the investment advisory agreement by and between the Company and the Former Advisor. The contractual amount of fees permanently waived at the end of the two-year period was $3.9 million. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” As of September 30, 2019, the Company had accrued cumulative fee waivers of $9.1 million. During the year ended September 30, 2020, the Company reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period ended.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table shows the capital gains incentive fee payable under the Investment Advisory Agreement (net of waivers) for the years ended September 30, 2021, 2020 and 2019:

($ in millions)	September 30, 2019 (1)	September 30, 2020	September 30, 2021
Capital gains incentive fee payable under the Investment Advisory Agreement (prior to waivers)	$4.6	$—	$8.8
Contractual fees waived	(3.9)	—	—
Capital gains incentive fee payable under the Investment Advisory Agreement (net of waivers)	$0.8	$—	$8.8
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
For the years ended September 30, 2021, 2020 and 2019, the Company accrued administrative expenses of $1.7 million, $1.8 million and $2.3 million, respectively, including $0.2 million, $0.3 million and $0.3 million of general and administrative expenses, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2021 and September 30, 2020, $4.4 million and $2.1 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018 (1)	Year ended September 30, 2017
Net asset value per share at beginning of period	$6.49	$6.60	$6.09	$6.16	$7.97
Net investment income (2)	0.60	0.51	0.48	0.43	0.51
Net unrealized appreciation (depreciation) (2)(3)	0.73	(0.14)	0.27	0.73	(0.69)
Net realized gains (losses) (2)	0.16	(0.10)	0.14	(0.83)	(1.21)
(Provision) benefit for taxes on realized and unrealized gains (losses) (2)	—	0.01	—	—	—
Distributions of net investment income to stockholders	(0.51)	(0.39)	(0.38)	(0.27)	(0.47)
Tax return of capital	—	—	—	(0.13)	—
Issuance of common stock	(0.19)	—	—	—	0.05
Net asset value per share at end of period	$7.28	$6.49	$6.60	$6.09	$6.16
Per share market value at beginning of period	$4.84	$5.18	$4.96	$5.47	$5.81
Per share market value at end of period	$7.06	$4.84	$5.18	$4.96	$5.47
Total return (4)	57.61%	2.10%	12.56%	(1.49)%	2.84%
Common shares outstanding at beginning of period	140,961	140,961	140,961	140,961	143,259
Common shares outstanding at end of period	180,361	140,961	140,961	140,961	140,961
Net assets at beginning of period	$914,879	$930,630	$858,035	$867,657	$1,142,288
Net assets at end of period	$1,312,823	$914,879	$930,630	$858,035	$867,657
Average net assets (5)	$1,150,662	$871,305	$909,264	$841,583	$1,018,498
Ratio of net investment income to average net assets (5)	8.44%	8.26%	7.47%	7.13%	7.13%
Ratio of total expenses to average net assets (5)	9.65%	7.57%	9.65%	9.51%	10.49%
Ratio of net expenses to average net assets (5)	9.51%	8.16%	8.78%	9.35%	10.35%
Ratio of portfolio turnover to average investments at fair value	39.66%	38.99%	32.50%	67.66%	39.06%
Weighted average outstanding debt (6)	$964,390	$647,080	$573,891	$608,553	$982,372
Average debt per share (2)	$5.95	$4.59	$4.07	$4.32	$6.95
Asset coverage ratio at end of period (7)	201.68%	227.22%	294.91%	232.98%	227.40%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree or its affiliates. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the Mergers.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(5)	Calculated based upon the weighted average net assets for the period.
(6)	Calculated based upon the weighted average of principal debt outstanding for the period.
(7)	Based on outstanding senior securities of $1,280.0 million, $714.8 million, $476.1 million, $643.4 million and $680.7 million as of September 30, 2021, 2020, 2019, 2018 and 2017, respectively.

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

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
Syndicated Facility and Prior ING Facility
Fiscal 2012	$141,000	3,857	—	N/A
Fiscal 2013	168,000	3,949	—	N/A
Fiscal 2014	267,395	2,595	—	N/A
Fiscal 2015	383,495	2,389	—	N/A
Fiscal 2016	472,495	2,208	—	N/A
Fiscal 2017	226,495	2,274	—	N/A
Fiscal 2018	241,000	2,330	—	N/A
Fiscal 2019	314,825	2,949	—	N/A
Fiscal 2020	414,825	2,272	—	N/A
Fiscal 2021	495,000	2,017	—	N/A

Citibank Facility
Fiscal 2021	$135,000	2,017

Wells Fargo Facility
Fiscal 2012	$60,251	3,857	—	N/A
Fiscal 2013	20,000	3,949	—	N/A

Sumitomo Facility
Fiscal 2012	$—	3,857	—	N/A
Fiscal 2013	—	3,949	—	N/A
Fiscal 2014	50,000	2,595	—	N/A
Fiscal 2015	43,800	2,389	—	N/A
Fiscal 2016	43,800	2,208	—	N/A
Fiscal 2017	29,500	2,274	—	N/A

Convertible Notes
Fiscal 2012	$115,000	3,857	—	N/A
Fiscal 2013	115,000	3,949	—	N/A
Fiscal 2014	115,000	2,595	—	N/A
Fiscal 2015	115,000	2,389	—	N/A

Secured Borrowings
Fiscal 2014	$84,750	2,595	—	N/A
Fiscal 2015	21,787	2,389	—	N/A
Fiscal 2016	18,929	2,208	—	N/A
Fiscal 2017	13,489	2,274	—	N/A
Fiscal 2018	12,314	2,330	—	N/A

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (in thousands)(2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
2019 Notes
Fiscal 2014	$250,000	2,595	—	N/A
Fiscal 2015	250,000	2,389	—	N/A
Fiscal 2016	250,000	2,208	—	N/A
Fiscal 2017	250,000	2,274	—	N/A
Fiscal 2018	228,825	2,330	—	N/A

2024 Notes
Fiscal 2013	$75,000	3,949	—	979.45
Fiscal 2014	75,000	2,595	—	966.96
Fiscal 2015	75,000	2,389	—	991.94
Fiscal 2016	75,000	2,208	—	993.70
Fiscal 2017	75,000	2,274	—	1,006.74
Fiscal 2018	75,000	2,330	—	1,010.72
Fiscal 2019	75,000	2,949	—	1,012.76

2025 Notes
Fiscal 2020	$300,000	2,272	—	N/A
Fiscal 2021	300,000	2,017	—	N/A

2027 Notes
Fiscal 2021	$350,000	2,017	—	N/A

2028 Notes
Fiscal 2013	$86,250	3,949	—	957.21
Fiscal 2014	86,250	2,595	—	943.73
Fiscal 2015	86,250	2,389	—	988.06
Fiscal 2016	86,250	2,208	—	999.29
Fiscal 2017	86,250	2,274	—	1,007.51
Fiscal 2018	86,250	2,330	—	994.82
Fiscal 2019	86,250	2,949	—	993.33

Total Senior Securities
Fiscal 2012	$316,251	3,857	—
Fiscal 2013	464,250	3,949	—
Fiscal 2014	928,395	2,595	—
Fiscal 2015	975,332	2,389	—
Fiscal 2016	946,474	2,208	—
Fiscal 2017	680,734	2,274	—
Fiscal 2018	643,389	2,330	—
Fiscal 2019	476,075	2,949	—
Fiscal 2020	714,825	2,272	—
Fiscal 2021	1,280,000	2,017	—

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

______________
(1)This table excludes any SBA-guaranteed debentures outstanding during the relevant periods because the SEC has granted the Company exemptive relief that permits it to exclude such debentures from the definition of senior securities in the asset coverage ratio the Company is required to maintain under the Investment Company Act.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2021, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
During the year ended September 30, 2021, in connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of September 30, 2021, the Company paid $1.6 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$52,186	£37,709	11/12/2021	$1,339	$—	Derivative asset
Foreign currency forward contract	$46,663	€39,736	11/12/2021	$573	$—	Derivative asset
				$1,912	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$35,577	£27,494	11/12/2020	$25	$—	Derivative asset
Foreign currency forward contract	$30,260	€25,614	11/12/2020	$198	$—	Derivative asset
				$223	$—
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2021.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$2,108	Derivative liability
			$—	$2,108
There was no interest rate swap as of September 30, 2020.

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
For the year ended September 30, 2021, the Company recognized a $0.4 million loss in connection with the litigation matter described above. In connection with the lawsuit, the Company incurred professional fees of $0.8 million during the year ended September 30, 2021. Additionally, the Company determined that it is probable that it will receive $0.7 million of insurance recoveries in connection with such loss and professional fees incurred and has recognized such amount for the year ended September 30, 2021. The Company received such insurance recoveries subsequent to September 30, 2021.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2021, the Company's only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of its portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. As of September 30, 2020, the Company's only off-balance sheet arrangements consisted of $157.5 million of unfunded commitments, which was comprised of $152.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of September 30, 2021 and September 30, 2020 is shown in the table below:

	September 30, 2021	September 30, 2020
Senior Loan Fund JV I, LLC	$35,000	$1,328
Assembled Brands Capital LLC	24,868	36,079
Athenex, Inc.	21,072	22,780
Marinus Pharmaceuticals, Inc.	18,349	—
RumbleOn, Inc.	16,301	—
Ardonagh Midco 3 PLC	14,892	3,007
OCSI Glick JV LLC	13,998	—
Dominion Diagnostics, LLC	11,148	5,887
Gulf Operating, LLC	10,064	—
Coty Inc.	9,886	—
Latam Airlines Group S.A.	7,267	—
Sunland Asphalt & Construction, LLC	6,492	—
NeuAG, LLC	5,441	4,382
Olaplex, Inc.	4,806	1,917
Mindbody, Inc.	4,000	3,048
OTG Management, LLC	3,789	—
BAART Programs, Inc.	3,583	—
Pluralsight, LLC	3,532	—
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
MHE Intermediate Holdings, LLC	3,466	—
Dialyze Holdings, LLC	3,431	—
SIO2 Medical Products, Inc.	3,406	—
SumUp Holdings Luxembourg S.À.R.L.	3,350	—
Accupac, Inc.	3,267	2,346
CorEvitas, LLC	3,235	5,189
MRI Software LLC	2,699	7,239
Thrasio, LLC	2,578	—
PRGX Global, Inc.	2,518	—
Berner Food & Beverage, LLC	2,475	—
4 Over International, LLC	2,300	—
Relativity ODA LLC	2,218	—
Acquia Inc.	2,061	2,240
The Avery	1,850	—
Apptio, Inc.	1,338	1,538
Coyote Buyer, LLC	1,333	942
Telestream Holdings Corporation	1,266	—
Ministry Brands, LLC	1,100	425
109 Montgomery Owner LLC	937	—
Digital.AI Software Holdings, Inc.	898	—
Thermacell Repellents, Inc.	833	—
GKD Index Partners, LLC	320	231
CircusTrix Holdings, LLC	37	—
WPEngine, Inc.	—	26,348
NuStar Logistics, L.P.	—	17,911
A.T. Holdings II SÀRL	—	7,541
New IPT, Inc.	—	2,229
iCIMs, Inc.	—	882
Immucor, Inc.	—	541
Total	$264,904	$157,530

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

The Mergers were accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues ("ASC 805"). The Company determined the fair value of the shares of the Company's common stock that were issued to former OCSI stockholders pursuant to the Merger Agreement plus transaction costs to be the consideration paid in connection with the Mergers under ASC 805. The consideration paid to OCSI stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The consideration paid was allocated to the individual assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the OCSI investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the Mergers. Immediately following the Mergers, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in $34.1 million of unrealized appreciation in the Consolidated Statement of Operations as a result of the Mergers. The purchase discount allocated to the debt investments acquired will accrete over the life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. The Mergers were considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the acquired OCSI investments for U.S. federal tax purposes.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2021, except as discussed below.
Distribution Declaration
On October 13, 2021, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable in cash on December 31, 2021 to stockholders of record on December 15, 2021.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2021

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2020	Gross Additions (3)	Gross Reductions (4)	Fair Value as of June 30, 2021	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.1%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,381	—	1,726	27,660	—	(279)	27,381	2.1%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	275	5,260	2,439	(7,699)	—	—%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	2,795	7,667	10,398	—	18,065	1.4%

First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	—	11,510	—	(4,010)	7,500	0.6%
100% equity interest				—	763	1,622	1,244	(2,168)	698	0.1%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021			—	—	42	1,800	504	(2,304)	—	—%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021			—	—	17	788	221	(1,009)	—	—%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	—	—	—	—	—%
OCSI Glick JV LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.60%		61,709	—	2,401	—	56,693	(1,111)	55,582	4.2%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	—	7,388	96,250	—	—	96,250	7.3%
87.5% LLC equity interest				—	903	21,190	16,461	—	37,651	2.9%
Total Control Investments			$192,840	$—	$16,310	$201,385	$87,960	$(18,580)	$270,765	20.6%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$15,899	$—	$736	$4,194	$12,435	$(917)	$15,712	1.2%
1,609,201 Class A Units				—	—	483	104	—	587	—%
1,019,168.80 Preferred Units, 6%				—	—	1,091	61	—	1,152	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	741	97	—	838	0.1%
Total Affiliate Investments			$15,899	$—	$736	$6,509	$12,697	$(917)	$18,289	1.4%
Total Control & Affiliate Investments			$208,739	$—	$17,046	$207,894	$100,657	$(19,497)	$289,054	22.0%

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2021.

The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III — OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	158

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1^	Agreement and Plan of Merger among Oaktree Strategic Income Corporation, the Registrant, Lion Merger Sub, Inc. and Oaktree Fund Advisors LLC (for the limited purposes set forth therein), dated as of October 28, 2020 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2*	Description of Securities

4.3	Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.4	Fourth Supplemental Indenture, dated as of October 17, 2017, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.5	Fifth Supplemental Indenture, dated as of February 25, 2020, relating to the 3.500% Notes due 2025, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 25, 2020).

4.6	Form of 3.500% Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto).

4.7	Sixth Supplemental Indenture, dated as of May 18, 2021, relating to the 2.700% Notes due 2027, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K (File No. 814-00755) filed on May 18, 2021).

4.8	Form of 2.700% Notes due 2027 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.7 hereto).

10.1	Amended and Restated Investment Advisory Agreement, dated as of March 19, 2021, between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.2	Administration Agreement, dated as of September 30, 2019 between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 2, 2019).

10.3	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on February 26, 2019).

10.6	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 13, 2019, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 17, 2019).

10.7	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

10.8	Incremental Commitment and Assumption Agreement, dated as of October 28, 2020, made by the Registrant, as Borrower, the assuming lender party hereto, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

10.9	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 10, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 14, 2020).

10.10	Incremental Commitment Agreement, dated as of December 28, 2020, made by the Registrant, as Borrower, MUFG Union Bank, N.A., as increasing lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 29, 2020).

10.11	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 1 to Amended and Restated Guarantee, Pledge and Security Agreement, dated May 4, 2021, among the Company, as borrower, OCSL SRNE, LLC, as subsidiary guarantor, FSFC Holdings, Inc., as subsidiary guarantor, the lenders party thereto, and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on August 4, 2021).

10.12	Loan Sale Agreement by and between Registrant and FS Senior Funding II LLC, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.13	Amended and Restated Loan and Security Agreement, dated as of January 31, 2018, by and among Registrant, OCSI Senior Funding II LLC, the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.14	First Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of May 14, 2018 (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.15	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 18, 2018 (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.16	Third Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 17, 2018 (Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.17	Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 20, 2019 (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.18	Fifth Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of October 27, 2020 (Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.19	Sixth Amendment to the Amended and Restated Loan and Security Agreement by and among the Company, as collateral manager, OCSL Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 2, 2021 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on July 9, 2021).

14.1	Joint Code of Ethics of the Registrant and Oaktree Strategic Income II, Inc. (Incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-K (File No. 814-00755) filed on November 19, 2020).

14.2	Code of Ethics of Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 29, 2017).

21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: FSFC Holdings, Inc. — Delaware OCSL Senior Funding II LLC— Delaware

23.1*	Consent of Registered Public Accounting Firm

24	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
^	Exhibits and schedules to Exhibit 2.1 have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: November 15, 2021
POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mel Carlisle, Mathew Pendo and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 15, 2021

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 15, 2021

/s/ JOHN B. FRANK John B. Frank	Director	November 15, 2021

/s/ DEBORAH A. GERO Deborah A. Gero	Director	November 15, 2021

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 15, 2021

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 15, 2021