Form 10-Q
period 2021-12-31
Oaktree Specialty Lending Corp
filed 2022-02-03
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 180,468,633 shares of common stock outstanding as of February 1, 2022.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2021 (unaudited)	September 30, 2021
ASSETS
Investments at fair value:
Control investments (cost December 31, 2021: $272,970; cost September 30, 2021: $283,599)	$259,469	$270,765
Affiliate investments (cost December 31, 2021: $18,845; cost September 30, 2021: $18,763)	18,120	18,289
Non-control/Non-affiliate investments (cost December 31, 2021: $2,283,055; cost September 30, 2021: $2,236,759)	2,311,034	2,267,575
Total investments at fair value (cost December 31, 2021: $2,574,870; cost September 30, 2021: $2,539,121)	2,588,623	2,556,629
Cash and cash equivalents	43,765	29,334
Restricted cash	2,292	2,301
Interest, dividends and fees receivable	18,508	22,125
Due from portfolio companies	2,793	1,990
Receivables from unsettled transactions	25,823	8,150
Due from broker	3,450	1,640
Deferred financing costs	9,055	9,274
Deferred offering costs	34	34
Deferred tax asset, net	1,673	714
Derivative assets at fair value	1,075	1,912
Other assets	2,848	2,284
Total assets	$2,699,939	$2,636,387
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$6,169	$3,024
Base management fee and incentive fee payable	26,190	32,649
Due to affiliate	3,503	4,357
Interest payable	6,698	4,597
Director fees payable	123	—
Payables from unsettled transactions	40,803	8,086
Derivative liability at fair value	5,931	2,108
Credit facilities payable	650,000	630,000
Unsecured notes payable (net of $6,131 and $6,501 of unamortized financing costs as of December 31, 2021 and September 30, 2021, respectively)	635,461	638,743
Total liabilities	1,374,878	1,323,564
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 180,469 and 180,361 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	1,805	1,804
Additional paid-in-capital	1,805,139	1,804,354
Accumulated overdistributed earnings	(481,883)	(493,335)
Total net assets (equivalent to $7.34 and $7.28 per common share as of December 31, 2021 and September 30, 2021, respectively) (Note 11)	1,325,061	1,312,823
Total liabilities and net assets	$2,699,939	$2,636,387

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2021	Three months ended December 31, 2020
Interest income:
Control investments	$3,480	$2,343
Affiliate investments	334	105
Non-control/Non-affiliate investments	51,635	29,184
Interest on cash and cash equivalents	1	1
Total interest income	55,450	31,633
PIK interest income:
Non-control/Non-affiliate investments	4,663	3,089
Total PIK interest income	4,663	3,089
Fee income:
Control investments	13	15
Affiliate investments	5	5
Non-control/Non-affiliate investments	894	3,332
Total fee income	912	3,352
Dividend income:
Control investments	3,916	130
Total dividend income	3,916	130
Total investment income	64,941	38,204
Expenses:
Base management fee	9,952	6,541
Part I incentive fee	6,457	4,149
Part II incentive fee	1,751	9,540
Professional fees	1,322	867
Directors fees	123	143
Interest expense	9,400	6,095
Administrator expense	390	333
General and administrative expenses	693	518
Total expenses	30,088	28,186
Fees waived	(750)	—
Net expenses	29,338	28,186
Net investment income before taxes	35,603	10,018
(Provision) benefit for taxes on net investment income	(3,308)	—
Net investment income	32,295	10,018
Unrealized appreciation (depreciation):
Control investments	(667)	8,335
Affiliate investments	(251)	(290)
Non-control/Non-affiliate investments	(2,831)	41,937
Foreign currency forward contracts	(837)	(2,426)
Net unrealized appreciation (depreciation)	(4,586)	47,556
Realized gains (losses):
Control investments	1,868	—
Non-control/Non-affiliate investments	4,481	8,738
Foreign currency forward contracts	2,972	(523)
Net realized gains (losses)	9,321	8,215
(Provision) benefit for taxes on realized and unrealized gains (losses)	2,378	(245)
Net realized and unrealized gains (losses), net of taxes	7,113	55,526
Net increase (decrease) in net assets resulting from operations	$39,408	$65,544
Net investment income per common share — basic and diluted	$0.18	$0.07
Earnings (loss) per common share — basic and diluted (Note 5)	$0.22	$0.46
Weighted average common shares outstanding — basic and diluted	180,381	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2021	Three months ended December 31, 2020
Operations:
Net investment income	$32,295	$10,018
Net unrealized appreciation (depreciation)	(4,586)	47,556
Net realized gains (losses)	9,321	8,215
(Provision) benefit for taxes on realized and unrealized gains (losses)	2,378	(245)
Net increase (decrease) in net assets resulting from operations	39,408	65,544
Stockholder transactions:
Distributions to stockholders	(27,956)	(15,506)
Net increase (decrease) in net assets from stockholder transactions	(27,956)	(15,506)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	786	528
Repurchases of common stock under dividend reinvestment plan	—	(528)
Net increase (decrease) in net assets from capital share transactions	786	—
Total increase (decrease) in net assets	12,238	50,038
Net assets at beginning of period	1,312,823	914,879
Net assets at end of period	$1,325,061	$964,917
Net asset value per common share	$7.34	$6.85
Common shares outstanding at end of period	180,469	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2021	Three months ended December 31, 2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$39,408	$65,544
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	4,586	(47,556)
Net realized (gains) losses	(9,321)	(8,215)
PIK interest income	(4,663)	(3,089)
Accretion of original issue discount on investments	(7,076)	(3,143)
Accretion of original issue discount on unsecured notes payable	170	127
Amortization of deferred financing costs	924	636
Deferred taxes	(959)	(275)
Purchases of investments	(246,623)	(243,741)
Proceeds from the sales and repayments of investments	235,020	169,821
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	1,796	(1,848)
(Increase) decrease in due from portfolio companies	(803)	632
(Increase) decrease in receivables from unsettled transactions	(17,673)	(1,931)
(Increase) decrease in due from broker	(1,810)	—
(Increase) decrease in other assets	(564)	(26,272)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,145	1,314
Increase (decrease) in base management fee and incentive fee payable	(6,459)	9,018
Increase (decrease) in due to affiliate	(854)	225
Increase (decrease) in interest payable	2,101	2,566
Increase (decrease) in payables from unsettled transactions	32,717	102,259
Increase (decrease) in director fees payable	123	—
Net cash provided by (used in) operating activities	23,185	16,072
Financing activities:
Distributions paid in cash	(27,170)	(14,978)
Borrowings under credit facilities	70,000	—
Repayments of borrowings under credit facilities	(50,000)	(14,800)
Repurchases of common stock under dividend reinvestment plan	—	(528)
Deferred financing costs paid	(334)	(288)
Net cash provided by (used in) financing activities	(7,504)	(30,594)
Effect of exchange rate changes on foreign currency	(1,259)	(340)
Net increase (decrease) in cash and cash equivalents and restricted cash	14,422	(14,862)
Cash and cash equivalents and restricted cash, beginning of period	31,635	39,096
Cash and cash equivalents and restricted cash, end of period	$46,057	$24,234
Supplemental information:
Cash paid for interest	$6,205	$2,766
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$786	$528
Deferred financing costs	—	(57)
Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2021	September 30, 2021
Cash and cash equivalents	$43,765	$29,334
Restricted cash	2,292	2,301
Total cash and cash equivalents and restricted cash	$46,057	$31,635

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(15)
34,984,460.37 Preferred Units				34,984	27,638	(15)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$23,201	23,201	23,201	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	—	(6)(15)(19)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,625	18,065	(12)(15)
				41,826	41,266
OCSI Glick JV LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.58%		61,237	50,588	55,854	(6)(11)(15)(19)
87.5% equity interest				—	—	(11)(16)(19)
				50,588	55,854
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	96,250	96,250	(6)(11)(15)(19)
87.5% LLC equity interest				49,322	38,461	(11)(12)(16)(19)
				145,572	134,711
Total Control Investments (19.6% of net assets)				$272,970	$259,469

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	7.75%		$15,982	$15,982	$15,724	(6)(15)(19)
1,609,201 Class A Units				764	386	(15)
1,019,168.80 Preferred Units, 6%				1,019	1,172	(15)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(15)
				17,765	17,282
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	838	(15)
				1,080	838
Total Affiliate Investments (1.4% of net assets)				$18,845	$18,120

Non-Control/Non-Affiliate Investments						(18)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		2,427	2,345	2,696	(6)(15)(19)
				2,345	2,696
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			32,454	32,298	32,386	(11)(15)
				32,298	32,386
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.84%		3,343	3,152	3,326	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	7.84%		17,000	16,928	17,011	(6)
				20,080	20,337
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		16,099	15,741	16,099	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(28)	—	(6)(15)(19)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		1,531	1,486	1,531	(6)(15)(19)
				17,199	17,630
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		27,349	26,962	27,319	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(29)	(2)	(6)(15)(19)
				26,933	27,317

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		$15,240	$14,641	$15,105	(6)(15)
				14,641	15,105
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(15)
				5,165	—
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,732	28,222	(6)(11)(15)
				27,732	28,222
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	8.75%		$14,414	14,127	14,126	(6)(15)
14,410 Common Units in RD Holding LP				1,441	1,441	(15)
				15,568	15,567
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(15)
				90	—
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+6.50% cash due 12/29/2023	7.50%		23,641	21,550	22,744	(6)(15)
				21,550	22,744
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		13,650	13,216	13,087	(6)
				13,216	13,087
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Tranche A due 6/24/2025			20,967	22,243	22,717	(11)(15)
Fixed Rate Bond 15% PIK Tranche B due 6/24/2025			20,512	21,798	22,225	(11)(15)
43,889 Common Shares				6,323	6,277	(15)
				50,364	51,219
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%		9,945	9,821	10,027	(6)
				9,821	10,027
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		15,337	13,856	14,902	(6)(11)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.75%		12,500	12,188	12,062	(6)(11)(15)
				26,044	26,964
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	8.75%		7,466	7,354	7,541	(6)(15)
				7,354	7,541
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		34,458	33,502	34,186	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		892	853	875	(6)(15)(19)
				34,355	35,061
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+6.75% cash due 7/14/2026	7.75%		€1,964	2,179	2,256	(6)(11)(15)
First Lien Term Loan, UK LIBOR+6.75% cash due 7/14/2026	7.50%		£18,636	23,268	25,494	(6)(11)(15)
First Lien Term Loan, LIBOR+5.50% cash due 7/14/2026	6.25%		$10,519	10,325	10,373	(6)(11)(15)
First Lien Delayed Draw Term Loan, SONIA+5.50% cash due 7/14/2026			£—	(44)	—	(6)(11)(15)(19)
				35,728	38,123
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		$2,524	2,267	2,227	(6)
				2,267	2,227

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%		$5,000	$4,829	$4,921	(6)
				4,829	4,921
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			42,145	40,566	41,618	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(274)	(263)	(11)(15)(19)
328,149 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				973	33	(11)(15)
				41,265	41,388
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		22,598	22,196	21,400	(6)(11)(15)
				22,196	21,400
The Avery		Real Estate Operating Companies
First Lien Delayed Draw Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.55%		18,550	18,295	18,742	(6)(15)(19)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	12.75%		4,367	4,311	4,368	(6)(15)
				22,606	23,110
BAART Programs, Inc.		Health Care Services
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		1,196	1,152	1,173	(6)(15)(19)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		7,166	7,059	7,130	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028				(163)	(55)	(6)(15)(19)
				8,048	8,248
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+6.50% cash due 7/30/2027	7.50%		33,329	32,787	32,762	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 7/30/2027	7.50%		1,299	1,249	1,247	(6)(15)(19)
				34,036	34,009
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.13%		30,625	30,206	30,529	(6)
				30,206	30,529
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			3,979	3,980	3,979	(15)
1,293,324 Preferred Units in Unstoppable Automotive AMV, LLC				1,293	1,293	(15)
298,460 Preferred Units in Unstoppable Automotive VMV, LLC				298	298	(15)
298,460 Common Units in Unstoppable Automotive AMV, LLC				298	298	(15)
99,486 Common Units in Unstoppable Automotive VMV, LLC				100	99	(15)
				5,969	5,967
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	7.50%		14,183	12,806	13,026	(6)(15)
				12,806	13,026
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		19,733	19,476	19,713	(6)(15)
				19,476	19,713
CircusTrix Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash 2.50% PIK due 7/16/2023	6.50%		10,736	9,925	8,977	(6)(15)(19)
				9,925	8,977

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		$9,111	$9,026	$9,007	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,737
				19,698	19,744
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		8,311	8,073	8,321	(6)
				8,073	8,321
Clear Channel Outdoor Holdings Inc.		Advertising
Fixed Rate Bond, 7.50% cash due 6/1/2029			6,476	6,476	6,924	(11)
				6,476	6,924
Community Brands Parentco, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022			—	(9)	(9)	(6)(15)(19)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		11,000	10,868	10,906	(6)(15)
				10,859	10,897
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	9.50%		38,327	36,319	32,195	(6)(15)
Common Stock Warrants expiration date 7/28/2025				648	1,782	(15)
				36,967	33,977
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.10%		7,006	6,841	6,877	(6)
				6,841	6,877
Conviva Inc.		Application Software
517,851 Shares of Series D Preferred Stock				605	894	(15)
				605	894
CorEvitas, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		10,170	10,053	10,096	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		1,938	1,889	1,911	(6)(15)(19)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		305	284	292	(6)(15)(19)
1,099 Class A2 Common Units in CorEvitas Holdings, L.P.				1,038	2,687	(15)
				13,264	14,986
Coty Inc.		Personal Products
First Lien Revolver, LIBOR+1.75% cash due 4/5/2023			—	(712)	(148)	(6)(11)(15)(19)
				(712)	(148)
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		18,340	17,864	18,179	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(13)	(12)	(6)(15)(19)
				17,851	18,167
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		16,787	16,535	16,976	(6)(11)
				16,535	16,976
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.00%		6,680	6,647	6,745	(6)
				6,647	6,745
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+7.00% cash 2.00% PIK due 8/4/2026	8.00%		24,216	22,650	22,642	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash 2.00% PIK due 8/4/2026			—	(161)	(154)	(6)(15)(19)
5,403,823 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				1,405	1,351	(15)
				23,894	23,839
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		9,978	9,621	9,768	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027	8.00%		359	332	336	(6)(15)(19)
				9,953	10,104

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%		$18,573	$18,387	$18,614	(6)
				18,387	18,614
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.50%		8,974	8,884	8,862	(6)(15)
				8,884	8,862
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/28/2022	9.00%		2,500	2,498	2,498	(6)(15)
				2,498	2,498
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	320	(15)
12,500 Class B Common Units				—	—	(15)
				488	320
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	7.25%		25,061	24,685	25,053	(6)
				24,685	25,053
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.60%		4,999	4,710	4,949	(6)
				4,710	4,949
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			9,466	8,970	9,371	(11)(15)
331,200 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				405	189	(11)(15)
				9,375	9,560
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+8.50% cash due 6/29/2023	9.50%		26,052	25,611	25,557	(6)(15)
First Lien Revolver, LIBOR+8.50% cash due 6/29/2023	9.50%		1,280	1,255	1,248	(6)(15)(19)
				26,866	26,805
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		5,616	5,435	5,603	(6)
				5,435	5,603
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%		1,007	983	1,007	(6)(11)
				983	1,007
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		25,635	25,077	25,547	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		1,176	1,150	1,172	(6)(15)
				26,227	26,719
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		8,635	8,419	8,505	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		22,029	21,459	21,809	(6)(15)
				29,878	30,314
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(15)
				113	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+5.00% cash due 3/29/2024	6.00%		$18,802	$18,662	$18,620	(6)(15)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		13,674	13,455	13,437	(6)(15)
				32,117	32,057
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%		36,797	35,809	36,061	(6)(15)
				35,809	36,061
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	7.50%		34,271	33,390	33,414	(6)(15)
				33,390	33,414
Itafos Inc.		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+8.25% cash due 8/25/2024	9.25%		21,662	20,899	20,861	(6)(15)
				20,899	20,861
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	7.75%		10,247	10,196	10,273	(6)
				10,196	10,273
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		36,511	35,264	36,920	(6)(15)
				35,264	36,920
LaserShip, Inc.		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.50% cash due 5/7/2029	8.25%		4,787	4,739	4,829	(6)(15)
				4,739	4,829
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			16,776	16,703	16,956	(6)(11)(15)(19)
First Lien Delayed Draw Term Loan, LIBOR+7.50% PIK due 3/29/2022			4,629	4,585	4,571	(6)(11)(15)(19)
				21,288	21,527
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(15)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.22%		41,326	40,396	40,810	(6)(15)
				40,396	40,810
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	9.50%		4,357	4,272	4,270	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	9.50%		1,162	1,139	1,092	(6)(15)(19)
				5,411	5,362
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.85%		2,140	2,083	2,135	(6)
				2,083	2,135
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			3,441	3,381	3,391	(11)(15)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			6,881	6,762	6,781	(11)(15)(19)
				10,143	10,172
Mayfield Agency Borrower Inc.		Property & Casualty Insurance
First Lien Term Loan, LIBOR+4.50% cash due 2/28/2025	4.60%		6,931	6,878	6,918	(6)
				6,878	6,918

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			$7,121	$6,928	$6,927	(11)(15)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	1	2	(11)(15)(19)
				6,929	6,929
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.75% cash due 7/21/2027	6.75%		16,388	16,085	16,074	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 7/21/2027	6.75%		1,234	1,201	1,212	(6)(15)(19)
First Lien Revolver, LIBOR+5.75% cash due 7/21/2027			—	(25)	(27)	(6)(15)(19)
				17,261	17,259
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%		45,144	43,863	44,377	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(70)	(68)	(6)(15)(19)
				43,793	44,309
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	7.75%		47,092	46,245	46,150	(6)(15)
				46,245	46,150
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		28,180	27,668	28,158	(6)(15)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(1)	(6)(15)(19)
				27,655	28,157
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		22,560	22,185	22,041	(6)(15)
				22,185	22,041
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		47,872	46,273	47,011	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(200)	(98)	(6)(15)(19)
				46,073	46,913
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		59,160	57,894	57,977	(6)(11)(15)
				57,894	57,977
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%		3,349	3,157	3,344	(6)
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	7.50%		7,519	7,370	7,369	(6)(15)
				10,527	10,713
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%		51,783	50,644	51,912	(6)(15)
First Lien Revolver, LIBOR+6.25% cash due 1/8/2025			—	(54)	(27)	(6)(15)(19)
				50,590	51,885
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	3.00%		20,296	19,932	19,890	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(36)	(38)	(6)(15)(19)
				19,896	19,852
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			7,776	7,829	7,794
				7,829	7,794
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		9,925	9,475	9,927	(6)
				9,475	9,927

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	7.00%		$20,035	$19,666	$19,677	(6)(15)
				19,666	19,677
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		26,286	25,764	25,760	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026			—	(50)	(50)	(6)(15)(19)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(25)	(25)	(6)(15)(19)
				25,689	25,685
Pingora MSR Opportunity Fund I-A, LP		Thrifts & Mortgage Finance
1.86% limited partnership interest				752	134	(11)(16)(19)
				752	134
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		28,627	28,198	28,699	(6)(15)
				28,198	28,699
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/22/2026	9.00%		3,950	3,883	3,970	(6)(15)
				3,883	3,970
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		48,689	47,830	47,831	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(62)	(62)	(6)(15)(19)
				47,768	47,769
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.75%		34,032	32,997	33,498	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(28)	(26)	(6)(15)(19)
80,515 Class B Common Units				79	80	(15)
				33,048	33,552
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+8.50% cash due 9/15/2023	9.75%		30,910	29,378	30,600	(6)(15)
				29,378	30,600
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.10%		5,250	5,155	5,237	(6)(15)
				5,155	5,237
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, UK LIBOR+6.00% cash due 1/29/2028	6.12%		£3,501	4,633	4,680	(6)(11)
				4,633	4,680
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—
Realfi Strategic Capital Funding LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, 9.00% cash due 12/24/2028			$—	—	—	(15)(19)
2,500 Warrant Units (exercise price $0.01) expiration date 11/24/2031			—	—	—	(15)
				—	—
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			23,372	22,877	22,928	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(49)	(42)	(6)(15)(19)
				22,828	22,886

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.10%		$3,542	$3,515	$3,562	(6)
				3,515	3,562
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		37,941	35,687	36,993	(6)(11)(15)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026			—	(969)	(408)	(6)(11)(15)(19)
164,660 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				1,202	1,787	(15)
				35,920	38,372
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		1,771	1,672	1,774	(6)
				1,672	1,774
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			7,571	6,551	7,154	(15)
				6,551	7,154
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(15)
				367	—
SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 11.00% cash due 12/21/2026			19,302	18,828	18,824	(15)
Common Stock Warrants (exercise price $0.75) expiration date 7/31/2028				681	681	(15)
				19,509	19,505
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.60%		1,727	1,556	1,572	(6)
				1,556	1,572
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	8.75%		9,109	8,972	9,177	(6)(15)
				8,972	9,177
SonicWall US Holdings Inc.		Technology Distributors
Second Lien Term Loan, LIBOR+7.50% cash due 5/18/2026	7.67%		3,195	3,163	3,148	(6)(15)
				3,163	3,148
Sorrento Therapeutics, Inc.		Biotechnology
50,000 Common Stock Units				197	233	(11)
				197	233
Spanx, LLC		Apparel Retail
First Lien Term Loan, LIBOR+5.50% cash due 11/18/2028	6.25%		4,568	4,479	4,477	(6)(15)
First Lien Revolver, LIBOR+5.25% cash due 11/18/2027			—	(61)	(62)	(6)(15)(19)
				4,418	4,415
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Delayed Draw Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€16,911	19,415	18,943	(6)(11)(15)
				19,415	18,943
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$42,944	41,753	42,429	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/13/2022			—	(5)	(7)	(6)(15)(19)
				41,748	42,422

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.97%		$3,493	$3,082	$3,306	(6)
				3,082	3,306
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	7.50%		20,924	19,542	19,738	(6)(15)
				19,542	19,738
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,468	12,461	(6)(15)
				12,468	12,461
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		9,448	9,323	9,446	(6)
				9,323	9,446
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	6.75%		23,215	22,766	22,750	(6)(11)(15)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(33)	(35)	(6)(11)(15)(19)
				22,733	22,715
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	9.25%		5,203	5,125	5,203	(6)(15)
				5,125	5,203
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		18,463	18,003	18,241	(6)(15)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025	9.75%		703	677	682	(6)(15)(19)
				18,680	18,923
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2026	10.50%		29,663	29,286	29,371	(6)(15)
668,879 Common Units of TerSera Holdings LLC				2,192	3,487	(15)
				31,478	32,858
TGNR HoldCo LLC		Integrated Oil & Gas
Subordinated Debt, 11.50% cash due 5/14/2026			4,984	4,847	4,897	(10)(11)(15)
				4,847	4,897
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.75% cash due 12/4/2026	6.75%		6,619	6,586	6,586	(6)(15)
First Lien Revolver, LIBOR+5.75% cash due 12/4/2026	6.75%		250	246	246	(6)(15)(19)
				6,832	6,832
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		37,780	36,683	37,591	(6)(15)
8,434 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				101	171	(15)
284,650.32 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				2,410	5,764	(15)
48,352 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				979	979	(15)
23,201 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				22,986	25,743	(15)(19)
				63,159	70,248
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.36%		14,788	14,692	14,865	(6)
				14,692	14,865

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
TigerConnect, Inc.		Application Software
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				$60	$525	(15)
				60	525
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/21/2028	6.75%		$6,046	5,925	5,925	(6)(15)
				5,925	5,925
Velocity Commercial Capital, LLC		Thrifts & Mortgage Finance
First Lien Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		15,808	15,264	15,729	(6)(15)
				15,264	15,729
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		5,925	5,607	5,933	(6)
				5,607	5,933
Vitalyst Holdings, Inc.		IT Consulting & Other Services
675 Series A Preferred Stock Units				675	440	(15)
7,500 Class A Common Stock Units				75	—	(15)
				750	440
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		1,908	1,889	1,898	(6)(15)
181 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	111	(15)
				1,889	2,009
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		25,698	24,694	25,818	(6)
18,032 Shares of Common Stock in Windstream Holdings II, LLC				216	377	(15)
109,420 Warrants in Windstream Holdings II, LLC				1,842	2,286	(15)
				26,752	28,481
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		4,358	4,022	4,189	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		16,000	15,771	15,688	(6)(15)
				19,793	19,877
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		40,536	39,822	40,057	(6)(15)
				39,822	40,057
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.00% cash due 7/26/2029	7.75%		5,000	4,925	5,022	(6)
				4,925	5,022
Zep Inc.		Specialty Chemicals
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.25%		22,224	22,173	20,646	(6)(15)
				22,173	20,646
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.68%		£18,000	23,802	24,339	(6)(11)
				23,802	24,339
Total Non-Control/Non-Affiliate Investments (174.4% of net assets)				$2,283,055	$2,311,034
Total Portfolio Investments (195.4% of net assets)				$2,574,870	$2,588,623
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$32,082	$32,082
Other cash accounts				13,975	13,975
Total Cash and Cash Equivalents and Restricted Cash (3.5% of net assets)				$46,057	$46,057
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (198.8% of net assets)				$2,620,927	$2,634,680

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$49,542	€42,652	2/10/2022	JPMorgan Chase Bank, N.A.	$999
Foreign currency forward contract	$54,395	£40,109	2/10/2022	JPMorgan Chase Bank, N.A.	76
					$1,075

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(5,931)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2021
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
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.16%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.35%, the 360-day LIBOR at 0.59%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.18%, the 180-day UK LIBOR at 0.09%, the 30-day EURIBOR at (0.64)%, the 90-day EURIBOR at (0.60)% and the 180-day EURIBOR at (0.53)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2021 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2021, qualifying assets represented 74.9% of the Company's total assets and non-qualifying assets represented 25.1% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructure that occurred during the year ended September 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of December 31, 2021, the accumulated PIK interest balance for the A notes and the B notes was $1.6 million and $1.6 million, respectively.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)As of December 31, 2021, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2021 for transactions during the year ended September 30, 2021 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(15)As of September 30, 2021, these investments were categorized as Level 3 within the fair value hierarchy established by FASB guidance under ASC 820.
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
The Company is externally managed by Oaktree Fund Advisors, LLC ("Oaktree"), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree (as amended and restated, the "Investment Advisory Agreement"). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC ("Oaktree Administrator"), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the "Administration Agreement"). See Note 10. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
The fair value of the Company's investments as of December 31, 2021 and September 30, 2021 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset, net," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "due

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

from broker," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of December 31, 2021 and September 30, 2021, there were no investments on non-accrual status.
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
Fee Income
Oaktree or its affiliates may provide financial advisory services to portfolio companies and, in return, the Company may receive fees for capital structuring services. These fees are generally non-recurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
As of each of December 31, 2021 and September 30, 2021, included in restricted cash was $2.3 million that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.3 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.

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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2020 and 2021 and does not expect to incur a U.S. federal excise tax for calendar year 2022.
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
Note 3. Portfolio Investments
As of December 31, 2021, 195.4% of net assets at fair value, or $2.6 billion, was invested in 140 portfolio companies, including (i) $134.7 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $55.9 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of December 31, 2021, 3.5% of net assets at fair value, or $46.1 million, was invested in cash and cash equivalents (including $2.3 million of restricted cash). In comparison, as of September 30, 2021, 194.7% of net assets at fair value, or $2.6 billion, was invested in 138 portfolio investments, including (i) $133.9 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $55.6 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2021, 2.4% of net assets at fair value, or $31.6 million, was invested in cash and cash equivalents (including $2.3 million of restricted cash). As of December 31, 2021, 87.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 6.9% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2021, 86.7% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.6% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2021 and 2020, the Company recorded net realized gains of $9.3 million and $8.2 million, respectively. During the three month ended December 31, 2021 and 2020, the Company recorded net unrealized appreciation (depreciation) of $(4.6) million and $47.6 million, respectively.
The composition of the Company's investments as of December 31, 2021 and September 30, 2021 at cost and fair value was as follows:

	December 31, 2021		September 30, 2021
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,264,967	$2,290,199	$2,222,223	$2,259,924
Investments in equity securities	113,743	107,859	120,621	107,222
Debt investments in the JVs	146,838	152,104	146,955	151,832
Equity investments in the JVs	49,322	38,461	49,322	37,651
Total	$2,574,870	$2,588,623	$2,539,121	$2,556,629

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of December 31, 2021 and September 30, 2021 at fixed rates and floating rates:

	December 31, 2021		September 30, 2021
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,236,839	91.59%	$2,205,648	91.45%
Fixed rate debt securities	205,464	8.41	206,108	8.55
Total	$2,442,303	100.00%	$2,411,756	100.00%

The following table presents the financial instruments carried at fair value as of December 31, 2021 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$329,177	$1,934,096	$—	$2,263,273
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	17,661	161,369	—	179,030
Investments in equity securities (preferred)	—	—	65,550	—	65,550
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	233	—	41,942	38,595	80,770
Total investments at fair value	233	346,838	2,202,957	38,595	2,588,623
Cash equivalents	32,082	—	—	—	32,082
Derivative asset	—	1,075	—	—	1,075
Total assets at fair value	$32,315	$347,913	$2,202,957	$38,595	$2,621,780
Derivative liability	$—	$5,931	$—	$—	$5,931
Total liabilities at fair value	$—	$5,931	$—	$—	$5,931
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of September 30, 2021 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$338,707	$1,878,536	$—	$2,217,243
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	18,196	176,317	—	194,513
Investments in equity securities (preferred)	—	—	63,565	—	63,565
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	382	—	43,163	37,763	81,308
Total investments at fair value	382	356,903	2,161,581	37,763	2,556,629
Cash equivalents	23,600	—	—	—	23,600
Derivative asset	—	1,912	—	—	1,912
Total assets at fair value	$23,982	$358,815	$2,161,581	$37,763	$2,582,141
Derivative liability	$—	$2,108	$—	$—	$2,108
Total liabilities at fair value	$—	$2,108	$—	$—	$2,108
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
The following table provides a roll-forward in the changes in fair value from September 30, 2021 to December 31, 2021 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2021	$1,878,536	$176,317	$63,565	$43,163	$2,161,581
Purchases	191,087	3,589	979	1,441	197,096
Sales and repayments	(131,946)	(20,185)	—	(6,503)	(158,634)
Transfers in (a)	3,178	—	—	—	3,178
Transfers out (a)	(17,070)	—	—	—	(17,070)
Capitalized PIK interest income	6,172	313	—	—	6,485
Accretion of OID	5,378	819	—	—	6,197
Net unrealized appreciation (depreciation)	(9,877)	516	1,006	6,636	(1,719)
Net realized gains (losses)	8,638	—	—	(2,795)	5,843
Fair value as of December 31, 2021	$1,934,096	$161,369	$65,550	$41,942	$2,202,957
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2021	$(717)	$368	$1,006	$1,139	$1,796
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the three months ended December 31, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2020 to December 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investment in SLF JV I)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2020	$904,237	$126,152	$29,959	$35,080	$1,095,428
Purchases	209,177	—	—	—	209,177
Sales and repayments	(68,895)	(34,905)	(31)	(5,147)	(108,978)
Transfers in (a)(b)	18,458	—	—	437	18,895
Capitalized PIK interest income	2,873	—	—	—	2,873
Accretion of OID	1,379	992	—	—	2,371
Net unrealized appreciation (depreciation)	12,751	14,648	(228)	2,467	29,638
Net realized gains (losses)	(1,564)	7,285	31	2,635	8,387
Fair value as of December 31, 2020	$1,078,416	$114,172	$29,731	$35,472	$1,257,791
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2020	$15,672	$(56)	$(228)	$2,209	$17,597
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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of December 31, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,458,164	Market Yield	Market Yield	(b)	7.0%	-	30.0%	10.4%
	32,178	Enterprise Value	EBITDA Multiple	(c)	4.0x	-	9.0x	5.4x
	83,273	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	360,481	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	9,265	Market Yield	Market Yield	(b)	13.0%	-	15.0%	13.9%
Debt Investments in the JVs	152,104	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	31,329	Enterprise Value	Revenue Multiple	(c)	0.5x	-	6.1x	0.7x
	68,256	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	20.5x	11.0x
	189	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	7,718	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,202,957
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2021 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$495,000	$495,000	$—	$—	$495,000
Citibank Facility payable	155,000	155,000	—	—	155,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	296,053	312,750	—	312,750	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	339,408	347,372	—	347,372	—
Total	$1,285,461	$1,310,122	$—	$660,122	$650,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2021		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,238,661	86.94%	$2,179,907	85.85%
Debt investments in the JVs	146,838	5.70%	146,955	5.79%
Preferred equity	66,918	2.60%	65,939	2.60%
LLC equity interests of the JVs	49,322	1.92%	49,322	1.94%
Common equity and warrants	46,825	1.82%	54,682	2.15%
Subordinated debt	26,306	1.02%	42,316	1.67%
Total	$2,574,870	100.00%	$2,539,121	100.00%

	December 31, 2021			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,263,273	87.43%	170.81%	$2,217,243	86.72%	168.89%
Debt investments in the JVs	152,104	5.88%	11.48%	151,832	5.94%	11.56%
Preferred equity	65,550	2.53%	4.95%	63,565	2.49%	4.84%
Common equity and warrants	42,309	1.63%	3.19%	43,657	1.71%	3.33%
LLC equity interests of the JVs	38,461	1.49%	2.90%	37,651	1.47%	2.87%
Subordinated debt	26,926	1.04%	2.03%	42,681	1.67%	3.25%
Total	$2,588,623	100.00%	195.36%	$2,556,629	100.00%	194.74%

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

	December 31, 2021		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Northeast	$746,398	28.99%	$720,781	28.39%
Midwest	374,014	14.53%	385,846	15.20%
West	332,784	12.92%	365,471	14.39%
Southeast	323,392	12.56%	294,339	11.59%
International	309,697	12.03%	268,817	10.59%
Southwest	236,060	9.17%	256,227	10.09%
South	161,518	6.27%	156,764	6.17%
Northwest	91,007	3.53%	90,876	3.58%
Total	$2,574,870	100.00%	$2,539,121	100.00%

	December 31, 2021			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$749,297	28.94%	56.54%	$721,647	28.24%	54.97%
Midwest	368,848	14.25%	27.84%	382,475	14.96%	29.13%
West	336,910	13.02%	25.43%	371,257	14.52%	28.28%
Southeast	327,294	12.64%	24.70%	299,486	11.71%	22.81%
International	314,423	12.15%	23.73%	275,904	10.79%	21.02%
Southwest	237,831	9.19%	17.95%	258,940	10.13%	19.72%
South	162,328	6.27%	12.25%	155,526	6.08%	11.85%
Northwest	91,692	3.54%	6.92%	91,394	3.57%	6.96%
Total	$2,588,623	100.00%	195.36%	$2,556,629	100.00%	194.74%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Application Software	$413,870	16.04%	$367,265	14.49%
Multi-Sector Holdings (1)	196,160	7.62	196,277	7.73
Pharmaceuticals	138,214	5.37	138,250	5.44
Data Processing & Outsourced Services	120,423	4.68	120,381	4.74
Biotechnology	115,698	4.49	111,856	4.41
Personal Products	102,886	4.00	103,642	4.08
Industrial Machinery	87,272	3.39	88,231	3.47
Health Care Services	78,625	3.05	84,750	3.34
Specialized Finance	68,433	2.66	68,554	2.70
Aerospace & Defense	67,863	2.64	67,629	2.66
Fertilizers & Agricultural Chemicals	66,972	2.60	66,713	2.63
Internet & Direct Marketing Retail	63,159	2.45	62,233	2.45
Construction & Engineering	61,514	2.39	61,874	2.44
Internet Services & Infrastructure	53,268	2.07	46,917	1.85
Home Improvement Retail	46,245	1.80	46,487	1.83
Airport Services	42,092	1.63	41,699	1.64
Automotive Retail	41,889	1.63	41,800	1.65
Leisure Facilities	41,384	1.61	25,162	0.99
Real Estate Services	40,396	1.57	40,445	1.59
Specialty Chemicals	40,024	1.55	46,731	1.84
Diversified Support Services	38,897	1.51	40,666	1.60
Oil & Gas Storage & Transportation	36,967	1.44	36,612	1.44
Health Care Supplies	35,803	1.39	29,650	1.17
Insurance Brokers	35,728	1.39	25,515	1.00
Soft Drinks	34,036	1.32	33,410	1.32
Electrical Components & Equipment	32,117	1.25	32,127	1.27
Advertising	28,026	1.09	28,649	1.13
Oil & Gas Refining & Marketing	27,771	1.08	36,044	1.42
Integrated Telecommunication Services	26,752	1.04	47,059	1.85
Movies & Entertainment	26,044	1.01	26,002	1.02
Distributors	25,389	0.99	—	—
Real Estate Operating Companies	24,951	0.97	27,531	1.08
Health Care Technology	24,685	0.96	13,877	0.55
Health Care Equipment	23,894	0.93	23,674	0.93
Airlines	21,288	0.83	22,417	0.88
Metal & Glass Containers	21,181	0.82	17,443	0.69
Health Care Distributors	19,666	0.76	19,698	0.78
Home Furnishings	19,542	0.76	19,537	0.77
Other Diversified Financial Services	19,528	0.76	16,104	0.63
Independent Power Producers & Energy Traders	19,476	0.76	23,458	0.92
Cable & Satellite	18,387	0.71	26,730	1.05
Thrifts & Mortgage Finance	16,016	0.62	16,079	0.63
Auto Parts & Equipment	12,468	0.48	12,466	0.49
Air Freight & Logistics	9,664	0.38	4,925	0.19
Restaurants	9,323	0.36	9,317	0.37
IT Consulting & Other Services	7,591	0.29	7,598	0.30
Research & Consulting Services	7,354	0.29	7,354	0.29
Property & Casualty Insurance	6,878	0.27	9,884	0.39
Leisure Products	6,832	0.27	6,599	0.26
Systems Software	6,647	0.26	6,647	0.26
Environmental & Facilities Services	5,411	0.21	—	—
Apparel, Accessories & Luxury Goods	5,165	0.20	5,165	0.20
Integrated Oil & Gas	4,847	0.19	4,842	0.19
Alternative Carriers	4,710	0.18	6,578	0.26
Food Distributors	4,633	0.18	4,625	0.18
Apparel Retail	4,418	0.17	—	—
Diversified Banks	3,515	0.14	3,515	0.14
Technology Distributors	3,163	0.12	3,163	0.12
Food Retail	2,498	0.10	3,745	0.15
Construction Materials	2,267	0.09	2,245	0.09
Electronic Components	2,083	0.08	10,080	0.40
Housewares & Specialties	1,889	0.07	1,875	0.07
Education Services	983	0.04	981	0.04
Commercial Printing	—	—	19,685	0.78
Managed Health Care	—	—	18,654	0.73
Total	$2,574,870	100.00%	$2,539,121	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2021			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$418,247	16.20%	31.59%	$372,606	14.58%	28.39%
Multi-Sector Holdings (1)	190,565	7.36	14.38	189,483	7.41	14.43
Pharmaceuticals	140,675	5.43	10.62	142,194	5.56	10.83
Biotechnology	117,303	4.53	8.85	113,641	4.44	8.66
Data Processing & Outsourced Services	113,760	4.39	8.59	113,923	4.46	8.68
Personal Products	105,428	4.07	7.96	105,530	4.13	8.04
Industrial Machinery	88,577	3.42	6.68	90,218	3.53	6.87
Health Care Services	80,118	3.10	6.05	84,735	3.31	6.45
Internet & Direct Marketing Retail	70,248	2.71	5.30	68,424	2.68	5.21
Aerospace & Defense	69,823	2.70	5.27	69,602	2.72	5.30
Specialized Finance	68,426	2.64	5.16	68,844	2.69	5.24
Fertilizers & Agricultural Chemicals	67,774	2.62	5.11	67,527	2.64	5.14
Construction & Engineering	62,730	2.42	4.73	63,109	2.47	4.81
Internet Services & Infrastructure	54,236	2.10	4.09	47,923	1.87	3.65
Home Improvement Retail	46,150	1.78	3.48	46,488	1.82	3.54
Automotive Retail	44,339	1.71	3.35	42,133	1.65	3.21
Airport Services	41,252	1.59	3.11	40,776	1.59	3.11
Real Estate Services	40,810	1.58	3.08	41,225	1.61	3.14
Diversified Support Services	39,168	1.51	2.96	40,888	1.60	3.11
Leisure Facilities	38,952	1.50	2.94	22,888	0.90	1.74
Specialty Chemicals	38,813	1.50	2.93	46,559	1.82	3.55
Insurance Brokers	38,123	1.47	2.88	27,612	1.08	2.10
Health Care Supplies	36,239	1.40	2.73	30,186	1.18	2.30
Soft Drinks	34,009	1.31	2.57	33,410	1.31	2.54
Oil & Gas Storage & Transportation	33,977	1.31	2.56	34,462	1.35	2.63
Electrical Components & Equipment	32,057	1.24	2.42	32,142	1.26	2.45
Advertising	29,668	1.15	2.24	30,423	1.19	2.32
Integrated Telecommunication Services	28,481	1.10	2.15	49,607	1.94	3.78
Oil & Gas Refining & Marketing	28,065	1.08	2.12	36,546	1.43	2.78
Movies & Entertainment	26,964	1.04	2.03	27,048	1.06	2.06
Real Estate Operating Companies	25,806	1.00	1.95	28,341	1.11	2.16
Distributors	25,594	0.99	1.93	—	—	—
Health Care Technology	25,053	0.97	1.89	13,960	0.55	1.06
Health Care Equipment	23,839	0.92	1.80	23,763	0.93	1.81
Airlines	21,527	0.83	1.62	24,554	0.96	1.87
Metal & Glass Containers	21,279	0.82	1.61	17,413	0.68	1.33
Home Furnishings	19,738	0.76	1.49	19,735	0.77	1.50
Independent Power Producers & Energy Traders	19,713	0.76	1.49	23,552	0.92	1.79
Health Care Distributors	19,677	0.76	1.48	19,683	0.77	1.50
Other Diversified Financial Services	18,943	0.73	1.43	15,908	0.62	1.21
Cable & Satellite	18,614	0.72	1.40	27,048	1.06	2.06
Thrifts & Mortgage Finance	15,863	0.61	1.20	15,942	0.62	1.21
Auto Parts & Equipment	12,461	0.48	0.94	12,365	0.48	0.94
Air Freight & Logistics	9,851	0.38	0.74	4,981	0.19	0.38
Restaurants	9,446	0.36	0.71	9,451	0.37	0.72
Research & Consulting Services	7,541	0.29	0.57	7,606	0.30	0.58
IT Consulting & Other Services	7,317	0.28	0.55	7,443	0.29	0.57
Property & Casualty Insurance	6,918	0.27	0.52	9,949	0.39	0.76
Leisure Products	6,832	0.26	0.52	6,599	0.26	0.50
Systems Software	6,745	0.26	0.51	6,769	0.26	0.52
Environmental & Facilities Services	5,362	0.21	0.40	—	—	—
Alternative Carriers	4,949	0.19	0.37	6,939	0.27	0.53
Integrated Oil & Gas	4,897	0.19	0.37	4,884	0.19	0.37
Food Distributors	4,680	0.18	0.35	4,673	0.18	0.36
Apparel Retail	4,415	0.17	0.33	—	—	—
Diversified Banks	3,562	0.14	0.27	3,562	0.14	0.27
Technology Distributors	3,148	0.12	0.24	3,178	0.12	0.24
Food Retail	2,498	0.10	0.19	3,750	0.15	0.29
Construction Materials	2,227	0.09	0.17	2,350	0.09	0.18
Electronic Components	2,135	0.08	0.16	10,127	0.40	0.77
Housewares & Specialties	2,009	0.08	0.15	2,003	0.08	0.15
Education Services	1,007	0.04	0.08	1,009	0.04	0.08
Commercial Printing	—	—	—	20,100	0.79	1.53
Managed Health Care	—	—	—	18,840	0.74	1.44
Total	$2,588,623	100.00%	195.36%	$2,556,629	100.00%	194.74%
___________________
(1)This industry includes the Company's investments in the JVs and certain limited partnership interests.

As of December 31, 2021 and September 30, 2021, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2021 and September 30, 2021, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of each of December 31, 2021 and September 30, 2021. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2021, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date was May 3, 2028. As of December 31, 2021, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% per annum for the first year after the reinvestment period, 3-month LIBOR plus 2.25% for the following year and 3-month LIBOR plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. $220.0 million and $215.6 million of borrowings were outstanding under the SLF JV I Deutsche Bank Facility as of December 31, 2021 and September 30, 2021, respectively.
As of December 31, 2021 and September 30, 2021, SLF JV I had total assets of $393.3 million and $379.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 61 and 55 portfolio companies as of December 31, 2021 and September 30, 2021, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of December 31, 2021, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $134.7 million in aggregate, at fair value. As of September 30, 2021, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $133.9 million in aggregate, at fair value.
As of each of December 31, 2021 and September 30, 2021, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of each of December 31, 2021 and September 30, 2021, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Senior secured loans (1)	$362,106	$344,196
Weighted average interest rate on senior secured loans (2)	5.76%	5.60%
Number of borrowers in SLF JV I	61	55
Largest exposure to a single borrower (1)	$9,813	$9,875
Total of five largest loan exposures to borrowers (1)	$47,882	$46,984
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of December 31, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.84%	Diversified Support Services	$9,087	$9,062	$9,042	(4)
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	8,839	8,674	8,761	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	9,632	9,479	9,234	(4)
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%	Distributors	4,897	4,836	4,937	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,860	7,781	7,637	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.97%	Personal Products	1,966	1,544	1,772
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,569	4,579	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	154	150	151	(4)(5)
Total Apptio, Inc.				4,769	4,719	4,730
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	6.75%	Paper Packaging	4,197	4,114	4,113
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027	6.75%	Paper Packaging	100	90	90	(5)
Total ASP-R-PAC Acquisition Co LLC				4,297	4,204	4,203
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%	Application Software	4,900	4,732	4,822	(4)
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	5.35%	Property & Casualty Insurance	1,846	1,828	1,841
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,386	6,273	6,048	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	5,970	5,910	5,940
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	992	958	974	(4)(5)
Total BAART Programs, Inc.				6,962	6,868	6,914
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.10%	Data Processing & Outsourced Services	9,650	9,638	9,602
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	3.97%	Systems Software	3,134	3,101	3,118
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.10%	Oil & Gas Equipment & Services	7,234	7,216	7,061
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 11/24/2026	6.25%	Application Software	7,500	7,388	7,609
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Centerline Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/10/2027	6.50%	Wireless Telecommunication Services	1,995	1,957	1,955
Centerline Communications, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/10/2023	6.50%	Wireless Telecommunication Services	1,915	1,881	1,872	(5)
Centerline Communications, LLC	First Lien Revolver, LIBOR+5.50% cash due 8/10/2027	6.50%	Wireless Telecommunication Services	400	389	388	(5)
Total Centerline Communications, LLC				4,310	4,227	4,215
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,092	7,021	7,101	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.00%	Movies & Entertainment	6,500	6,468	6,476
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+3.50% cash due 12/11/2026	4.50%	Alternative Carriers	4,351	4,245	4,357

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.10%	IT Consulting & Other Services	$7,430	$7,223	$7,293	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.22%	Biotechnology	5,865	5,821	5,872
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.10%	Internet Services & Infrastructure	2,878	2,871	2,876
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%	Cable & Satellite	5,865	5,806	5,878	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	6.25%	Paper Products	2,371	2,347	2,348
Domtar Corporation	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 11/30/2028		Paper Products	—	(11)	(11)	(5)
Total Domtar Corporation				2,371	2,336	2,337
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,388	7,314	7,422
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%	Leisure Products	7,500	7,425	7,444
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%	Health Care Services	1,995	1,995	1,990	(4)
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.25%	Health Care Services	2,209	2,175	2,203
Total Global Medical Response, Inc.				4,204	4,170	4,193
Grab Holdings Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%	Interactive Media & Services	2,978	2,905	2,994
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.00%	Pharmaceuticals	7,463	7,326	7,419
Intelsat Jackson Holdings S.A.	First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%	Alternative Carriers	3,568	3,552	3,569
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+4.75% cash due 7/13/2022	5.75%	Alternative Carriers	5,000	4,955	5,008
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 7/13/2022		Alternative Carriers	—	(9)	2	(5)
Total Intelsat Jackson Holdings S.A.				8,568	8,498	8,579
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	9,813	9,549	9,616	(4)
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	6.50%	Health Care Services	7,500	7,355	7,472
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.22%	Real Estate Services	7,424	7,361	7,331	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.86%	Application Software	7,920	7,797	7,887
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.60%	Electronic Components	7,423	7,318	7,347
Maravai Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 10/19/2027	4.75%	Biotechnology	3,808	3,770	3,830
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%	Internet Services & Infrastructure	4,633	4,586	4,555	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(5)	(8)	(4)(5)
Total Mindbody, Inc.				4,633	4,581	4,547
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	4,009	3,975	4,006	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(5)	(2)	(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	—	(4)(5)
Total MRI Software LLC				4,009	3,967	4,004
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	6,738	6,722	6,754
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%	Application Software	7,836	7,800	7,827	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%	Personal Products	6,232	6,153	6,247	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.25% cash due 1/8/2025		Personal Products	—	(7)	(3)	(4)(5)
Total Olaplex, Inc.				6,232	6,146	6,244

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	$4,963	$4,796	$4,964	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	4,503	4,435	4,514	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	6,795	6,675	6,676	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(7)	(7)	(4)(5)
Total Pluralsight, LLC				6,795	6,668	6,669
RevSpring, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	4.47%	Commercial Printing	9,700	9,677	9,736
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,657	2,631	2,661	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	138	138	131
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	8,266	8,256	7,853
Total SHO Holding I Corporation				8,404	8,394	7,984
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.60%	Diversified Support Services	1,079	1,063	982	(4)
Sorenson Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.25%	Communications Equipment	2,766	2,739	2,779
Spanx, LLC	First Lien Term Loan, LIBOR+5.50% cash due 11/18/2028	6.25%	Apparel Retail	9,000	8,823	8,820	(4)
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	5,428	5,281	5,424
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.97%	Application Software	7,803	7,469	7,387	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	3,403	3,391	3,406
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/21/2028	6.75%	Health Care Supplies	7,322	7,176	7,176	(4)
Trench Plate Rental, Co.	First Lien Term Loan, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	3,930	3,872	3,872
Trench Plate Rental, Co.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(11)	(11)	(5)
Trench Plate Rental, Co.	First Lien Revolver, LIBOR+4.75% cash due 12/3/2026	5.75%	Construction Materials	24	16	15	(5)
Total Trench Plate Rental, Co.				3,954	3,877	3,876
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%	Application Software	6,419	6,324	6,427	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.10%	Health Care Technology	1,078	1,065	1,079
Waystar Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.10%	Health Care Technology	5,895	5,866	5,897
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,879	7,621	7,916	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,966	5,883	(4)
Total Portfolio Investments				$362,106	$363,821	$363,909
__________
(1) Represents the interest rate as of December 31, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of December 31, 2021, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.16%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.35%, the 360-day LIBOR at 0.59% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of December 31, 2021.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of each of December 31, 2021 and September 30, 2021. The Company earned interest income of $2.0 million and $1.8 million on the SLF JV I Notes for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $38.5 million, respectively, as of December 31, 2021, and $49.3 million and $37.7 million, respectively, as of September 30, 2021. The Company earned $0.5 million in dividend income for the three months ended December 31, 2021 with respect to its investment in the LLC equity interests of SLF JV I. The Company did not earn dividend income for the three months ended December 31, 2020 with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2021 and September 30, 2021 and for the three months ended December 31, 2021 and 2020:

	December 31, 2021	September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2021: $363,821; cost September 30, 2021: $346,052)	$363,909	$346,665
Cash and cash equivalents	20,191	23,446
Restricted cash	4,328	4,517
Other assets	4,919	4,529
Total assets	$393,347	$379,157

Senior credit facility payable	$220,000	$215,620
SLF JV I Notes payable at fair value (proceeds December 31, 2021: $110,000; proceeds September 30, 2021: $110,000)	110,000	110,000
Other liabilities	19,392	10,507
Total liabilities	$349,392	$336,127
Members' equity	43,955	43,030
Total liabilities and members' equity	$393,347	$379,157

	Three months ended December 31, 2021	Three months ended December 31, 2020
Selected Statements of Operations Information:
Interest income	$5,423	$4,475
Other income	11	54
Total investment income	5,434	4,529
Senior credit facility interest expense	1,514	1,574
SLF JV I Notes interest expense	2,249	2,007
Other expenses	79	62
Total expenses (1)	3,842	3,643
Net unrealized appreciation (depreciation)	(525)	8,486
Net realized gains (losses)	374	(144)
Net income (loss)	$1,441	$9,228
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
During the three months ended December 31, 2021, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions. During the three months ended December 31, 2020, the Company did not sell any debt investments to SLF JV I.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of December 31, 2021 and September 30, 2021, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of December 31, 2021, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of December 31, 2021, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 3-month LIBOR plus 2.75% thereafter, in each case with a 0.125% LIBOR floor. $71.9 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of each of December 31, 2021 and September 30, 2021.
As of December 31, 2021 and September 30, 2021, the Glick JV had total assets of $145.1 million and $141.0 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 44 and 37 portfolio companies as of December 31, 2021 and September 30, 2021, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $55.9 million and $55.6 million in the aggregate at fair value as of December 31, 2021 and September 30, 2021, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of December 31, 2021 and September 30, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of December 31, 2021 and September 30, 2021, of which $73.5 million was from the Company. As of each of December 31, 2021 and September 30, 2021, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of December 31, 2021 and September 30, 2021, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Senior secured loans (1)	$140,078	$126,512
Weighted average current interest rate on senior secured loans (2)	6.05%	5.86%
Number of borrowers in the Glick JV	44	37
Largest loan exposure to a single borrower (1)	$6,820	$6,907
Total of five largest loan exposures to borrowers (1)	$28,283	$28,324
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of December 31, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$4,822	$4,736	$4,779	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,820	6,709	6,539	(4)
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%	Distributors	2,904	2,868	2,928	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,948	2,918	2,864	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.97%	Personal Products	1,171	913	1,056
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	6.75%	Paper Packaging	1,743	1,708	1,708
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027	6.75%	Paper Packaging	41	37	37	(5)
Total ASP-R-PAC Acquisition Co LLC				1,784	1,745	1,745
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%	Application Software	2,000	1,931	1,968	(4)
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	5.35%	Property & Casualty Insurance	923	914	920
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,684	3,619	3,489	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	3,184	3,152	3,168
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	465	449	457	(4)(5)
Total BAART Programs, Inc.				3,649	3,601	3,625
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.10%	Oil & Gas Equipment & Services	4,822	4,811	4,707
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 11/24/2026	6.25%	Application Software	4,000	3,940	4,058
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,546	3,511	3,551	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.00%	Movies & Entertainment	2,500	2,488	2,491
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.22%	Biotechnology	2,893	2,871	2,896
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%	Cable & Satellite	2,933	2,903	2,939	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	6.25%	Paper Products	2,032	2,012	2,012
Domtar Corporation	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 11/30/2028		Paper Products	—	(10)	(9)	(5)
Total Domtar Corporation				2,032	2,002	2,003
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,463	2,438	2,474

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%	Leisure Products	$4,000	$3,960	$3,970
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	431	421	432	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.00%	Pharmaceuticals	3,980	3,907	3,957
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,217	3,213	3,081
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+4.75% cash due 7/13/2022	5.75%	Alternative Carriers	4,167	4,130	4,173
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 7/13/2022		Alternative Carriers	—	(7)	1	(5)
Total Intelsat Jackson Holdings S.A.				4,167	4,123	4,174
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	2,453	2,387	2,404	(4)
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	6.50%	Health Care Services	4,000	3,922	3,985
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,439	3,150	2,922
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.60%	Electronic Components	1,369	1,159	1,355
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,659	1,646	1,658	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
Total MRI Software LLC				1,659	1,645	1,658
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	5,294	5,281	5,307
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%	Application Software	3,918	3,900	3,913	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%	Personal Products	3,479	3,434	3,488	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.25% cash due 1/8/2025		Personal Products	—	(4)	(2)	(4)(5)
Total Olaplex, Inc.				3,479	3,430	3,486
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	2,842	2,799	2,849	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	4,465	4,386	4,387	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(5)	(6)	(4)(5)
Total Pluralsight, LLC				4,465	4,381	4,381
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,772	1,754	1,774	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,143	6,125	5,835
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	97
Total SHO Holding I Corporation				6,245	6,227	5,932
Spanx, LLC	First Lien Term Loan, LIBOR+5.50% cash due 11/18/2028	6.25%	Apparel Retail	5,000	4,902	4,900	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.97%	Application Software	2,842	2,705	2,690	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	3,403	3,391	3,406
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/21/2028	6.75%	Health Care Supplies	3,039	2,978	2,978	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,595	1,594	1,361
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.10%	Health Care Technology	1,716	1,705	1,718
Waystar Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.10%	Health Care Technology	1,935	1,925	1,936

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	$4,924	$4,763	$4,948	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,983	2,942	(4)
Total Portfolio Investments				$140,078	$137,523	$137,491
__________
(1) Represents the interest rate as of December 31, 2021. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2021, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.16%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.35% and the 360-day LIBOR at 0.59%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of December 31, 2021.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Glick JV Portfolio as of September 30, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,866	$3,783	$3,822	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,907	6,780	6,687	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,955	2,925	2,880	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.88%	Personal Products	1,667	1,310	1,416
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	5.33%	Property & Casualty Insurance	3,000	2,970	2,990
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,694	3,625	3,476	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	3,192	3,160	3,184
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	240	232	238	(5)
Total BAART Programs, Inc.				3,432	3,392	3,422
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.08%	Oil & Gas Equipment & Services	4,835	4,823	4,772
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,555	3,520	3,567	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.00%	Movies & Entertainment	2,500	2,488	2,497
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.13%	Biotechnology	4,900	4,863	4,903
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%	Cable & Satellite	3,000	2,970	3,005	(4)
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Forest Products	3,919	3,879	3,928
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,469	2,444	2,484
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%	Leisure Products	4,000	3,960	3,981
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	431	420	433	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.00%	Pharmaceuticals	3,990	3,913	3,977
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,229	3,221	3,173
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+4.75% cash due 7/13/2022	5.75%	Alternative Carriers	4,167	4,112	4,203
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 7/13/2022		Alternative Carriers	—	(11)	7	(5)
Total Intelsat Jackson Holdings S.A.				4,167	4,101	4,210
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	2,469	2,399	2,419	(4)
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,439	3,115	2,855
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.58%	Electronic Components	1,372	1,147	1,356
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,635	1,621	1,634	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
Total MRI Software LLC				1,635	1,619	1,634

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	$5,308	$5,294	$5,294
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.08%	Application Software	3,926	3,908	3,921	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%	Personal Products	3,502	3,454	3,475	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.25% cash due 1/8/2025		Personal Products	—	(4)	(5)	(4)(5)
Total Olaplex, Inc.				3,502	3,450	3,470
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	2,842	2,799	2,849	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	4,465	4,383	4,380	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(6)	(6)	(4)(5)
Total Pluralsight, LLC				4,465	4,377	4,374
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,819	1,800	1,825	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,159	6,140	5,851
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	97
Total SHO Holding I Corporation				6,261	6,242	5,948
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.88%	Application Software	2,850	2,703	2,657	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	4,911	4,895	4,925
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,599	1,598	1,354
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.08%	Health Care Technology	1,721	1,709	1,725
Waystar Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.08%	Health Care Technology	3,940	3,920	3,947
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,937	4,768	4,967	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,982	2,965	(4)
Total Portfolio Investments				$126,512	$124,112	$124,108
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
The cost and fair value of the Company's aggregate investment in the Glick JV was $50.6 million and $55.9 million, respectively, as of December 31, 2021. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the three months ended December 31, 2021, the Company's investment in the Glick JV Notes earned interest income of $1.1 million. The Company did not earn dividend income for the three months ended December 31, 2021 with respect to its investment in the LLC equity interest of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis. As of December 31, 2021, the Glick JV Notes bore interest at a rate of one-month LIBOR plus 4.50% per annum and will mature on October 20, 2028.

Below is certain summarized financial information for the Glick JV as of December 31, 2021 and September 30, 2021 and for the three months ended December 31, 2021:

	December 31, 2021	September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2021: $137,523; September 30, 2021: $124,112)	$137,491	$124,108
Cash and cash equivalents	4,678	14,087
Restricted cash	1,048	1,055
Other assets	1,906	1,750
Total assets	$145,123	$141,000

Senior credit facility payable	$71,882	$71,882
Glick JV Notes payable at fair value (proceeds December 31, 2021: $69,985; September 30, 2021: $70,525)	63,835	63,522
Other liabilities	9,406	5,596
Total liabilities	$145,123	$141,000
Members' equity	—	—
Total liabilities and members' equity	$145,123	$141,000

For the three months ended December 31, 2021
Selected Statements of Operations Information:
Interest income	$2,160
Total investment income	2,160
Senior credit facility interest expense	510
Glick JV Notes interest expense	818
Other expenses	39
Total expenses (1)	1,367
Net unrealized appreciation (depreciation)	(882)
Realized gain (loss)	89
Net income (loss)	$—
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
During the three months ended December 31, 2021, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three months ended December 31, 2021 and 2020, the Company recorded total fee income of $0.9 million and $3.4 million, respectively, of which $0.2 million and $0.1 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2021 and 2020:

(Share amounts in thousands)	Three months ended December 31, 2021	Three months ended December 31, 2020
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$39,408	$65,544
Weighted average common shares outstanding — basic and diluted	180,381	140,961
Earnings (loss) per common share — basic and diluted	$0.22	$0.46

Changes in Net Assets

The following table presents the changes in net assets for the three months ended December 31, 2021:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2021	180,361	$1,804	$1,804,354	$(493,335)	$1,312,823
Net investment income	—	—	—	32,295	32,295
Net unrealized appreciation (depreciation)	—	—	—	(4,586)	(4,586)
Net realized gains (losses)	—	—	—	9,321	9,321
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	2,378	2,378
Distributions to stockholders	—	—	—	(27,956)	(27,956)
Issuance of common stock under dividend reinvestment plan	108	1	785	—	786
Balance as of December 31, 2021	180,469	$1,805	$1,805,139	$(481,883)	$1,325,061

The following table presents the changes in net assets for the three months ended December 31, 2020:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2020	140,961	$1,409	$1,487,774	$(574,304)	$914,879
Net investment income	—	—	—	10,018	10,018
Net unrealized appreciation (depreciation)	—	—	—	47,556	47,556
Net realized gains (losses)	—	—	—	8,215	8,215
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(245)	(245)
Distributions to stockholders	—	—	—	(15,506)	(15,506)
Issuance of common stock under dividend reinvestment plan	94	1	527	—	528
Repurchases of common stock under dividend reinvestment plan	(94)	(1)	(527)	—	(528)
Balance as of December 31, 2020	140,961	$1,409	$1,487,774	$(524,266)	$964,917

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
For U.S. federal income tax purposes, the Company estimates its distributions for the 2021 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2021 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 13, 2021	December 15, 2021	December 31, 2021	$0.155	$ 27.2 million	107,971	$ 0.8 million
Total for the three months ended December 31, 2021			$0.155	$ 27.2 million	107,971	$ 0.8 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (2)	DRIP Shares Value
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964	$ 0.5 million
Total for the three months ended December 31, 2020			$0.11	$ 15.0 million	93,964	$ 0.5 million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.
Common Stock Issuances
During the three months ended December 31, 2021, the Company issued an aggregate of 107,971 shares of common stock as part of the DRIP. There were no other common stock issuances during the three months ended December 31, 2021 and 2020.

Note 6. Borrowings
Syndicated Facility

On November 30, 2017, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Syndicated Facility”) pursuant to a Senior Secured Revolving Credit Agreement with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The Syndicated Facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the Syndicated Facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The Syndicated Facility further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.

On December 10, 2021, the Company entered into an incremental commitment and assumption agreement pursuant to which a new lender provided additional commitments of $50 million under the Syndicated Facility. As of December 31, 2021, the size of the Syndicated Facility was $1.0 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of December 31, 2021, (i) the period during which the Company may make drawings will expire on May 4, 2025 and the maturity date is May 4, 2026 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSL Senior Funding II LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of December 31, 2021,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

except for assets that were held by OCSL Senior Funding II LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of December 31, 2021, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of each of December 31, 2021 and September 30, 2021, the Company had $495.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $495.0 million. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.174% and 2.323% for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, the Company recorded interest expense (inclusive of fees) of $3.8 million and $3.2 million, respectively, related to the Syndicated Facility.
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
On November 18, 2021, the Company entered into an amendment to the Citibank Facility that, among other things, increased the size of the facility by $50 million and extended the reinvestment period and final maturity date. As of December 31, 2021, the Company was able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of December 31, 2021, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of December 31, 2021, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of December 31, 2021, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of the Company’s equity interests in OCSL Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of December 31, 2021 and September 30, 2021, the Company had $155.0 million and $135.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $155.0 million and $135.0 million, respectively. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 1.830% for the three months ended December 31, 2021. For the three months ended December 31, 2021, the Company recorded interest expense (inclusive of fees) of $0.8 million related to the Citibank Facility.

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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2021, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2021, the Company did not repurchase any of the 2027 Notes in the open market.
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
In connection with the 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.700% and pays a floating interest rate of the three-month LIBOR plus 1.658% on a notional amount of $350 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swaps.
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of December 31, 2021 and September 30, 2021:

	As of December 31, 2021		As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(2.3)	(3.8)	(2.6)	(4.0)
Unaccreted discount	(1.6)	(0.9)	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(5.9)	—	(2.1)
Net carrying value	$296.1	$339.4	$295.7	$343.0
Fair Value	$312.8	$347.4	$314.5	$351.1
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three months ended December 31, 2021:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$2.6	$2.4
Amortization of financing costs and discount	0.3	0.2
Effect of interest rate swap	—	(0.7)
Total interest expense	$2.9	$1.9
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	1.782%
The below table presents the components of interest and other debt expenses related to the 2025 Notes for the three months ended December 31, 2020:

($ in millions)	2025 Notes
Coupon interest	$2.6
Amortization of financing costs and discount	0.3
Total interest expense	$2.9
Coupon interest rate	3.500%

 Note 7. Taxable/Distributable Income and Dividend Distributions
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
As of September 30, 2021, the Company had net capital loss carryforwards of $547.9 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $69.1 million are available to offset future short-term capital gains and $478.8 million are available to offset future long-term capital gains. A portion of such net capital loss carryfowards represented a realized loss under sections 382 and 383 of the Code, which is carried forward to future years to offset future gains subject to certain limitations.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2021 and 2020.

	Three months ended December 31, 2021	Three months ended December 31, 2020
Net increase (decrease) in net assets resulting from operations	$39,408	$65,544
Net unrealized (appreciation) depreciation	4,586	(47,556)
Book/tax difference due to organizational costs	(22)	(22)
Book/tax difference due to interest income on certain loans	—	130
Book/tax difference due to capital losses utilized	(10,531)	(9,943)
Other book/tax differences	(11,171)	5,614
Taxable/Distributable Income (1)	$22,270	$13,767
 __________
(1) The Company's taxable income for the three months ended December 31, 2021 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2021, $1.5 million of the $3.2 million deferred tax assets would not more likely than not be realized in future periods. As of December 31, 2021, the Company recorded a net deferred tax asset of $1.7 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended December 31, 2021, the Company recognized a total benefit for income tax related to realized and unrealized losses of $2.4 million, which was composed of (i) a current income tax benefit of approximately $1.4 million, and (ii) a deferred income tax benefit of approximately $1.0 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. For the three months ended December 31, 2021, the Company recognized a provision for income tax related to net investment income of $3.3 million, which was all current income tax expense.
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

Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation
Realized Gains or Losses
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
During the three months ended December 31, 2021, the Company recorded an aggregate net realized gain of $9.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$3.0
OmniSYS Acquisition Corporation	2.0
First Star Speir Aviation Limited	1.9
Other, net	2.4
Total, net	$9.3
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
During the three months ended December 31, 2021 and 2020, the Company recorded net unrealized appreciation (depreciation) of $(4.6) million and $47.6 million, respectively. For the three months ended December 31, 2021, this consisted of $4.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), $1.8 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $2.8 million of net unrealized appreciation on equity investments. For the three months ended December 31, 2020, this consisted of $27.2 million of net unrealized appreciation on debt investments, $12.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $9.9 million of net unrealized appreciation on equity investments, partially offset by $2.4 million of net unrealized depreciation of foreign currency forward contracts.

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

Note 10. Related Party Transactions

As of December 31, 2021 and September 30, 2021, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $26.2 million and $32.6 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three months ended December 31, 2021 and 2020, the base management fee incurred under the Investment Advisory Agreement was $9.2 million (net of waiver) and $6.5 million, respectively.

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

For the three months ended December 31, 2021 and 2020, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $6.5 million and $4.1 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the Mergers for the period from October 1, 2018 to the date of closing of the Mergers, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of December 31, 2021, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the three months ended December 31, 2021, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2021 and 2020, $1.8 million and $9.5 million of accrued capital gains incentive fees were expensed, respectively. As of December 31, 2021, the total accrued capital gains incentive fee liability was $10.5 million. Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of December 31, 2021 under the Investment Advisory Agreement, the amount payable would have been $2.8 million.
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
For the three months ended December 31, 2021 and 2020, the Company accrued administrative expenses of $0.5 million and $0.4 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively.
As of December 31, 2021 and September 30, 2021, $3.5 million and $4.4 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2021	Three months ended December 31, 2020
Net asset value per share at beginning of period	$7.28	$6.49
Net investment income (1)	0.18	0.07
Net unrealized appreciation (depreciation) (1)	(0.02)	0.34
Net realized gains (losses) (1)	0.05	0.06
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	0.01	—
Distributions of net investment income to stockholders	(0.16)	(0.11)
Net asset value per share at end of period	7.34	6.85
Per share market value at beginning of period	$7.06	$4.84
Per share market value at end of period	7.46	5.57
Total return (2)	7.92%	17.34%
Common shares outstanding at beginning of period	180,361	140,961
Common shares outstanding at end of period	180,469	140,961
Net assets at beginning of period	$1,312,823	$914,879
Net assets at end of period	$1,325,061	$964,917
Average net assets (3)	$1,327,934	$944,955
Ratio of net investment income to average net assets (4)	9.65%	4.21%
Ratio of total expenses to average net assets (4)	8.99%	11.83%
Ratio of net expenses to average net assets (4)	8.77%	11.83%
Ratio of portfolio turnover to average investments at fair value	9.14%	10.34%
Weighted average outstanding debt (5)	$1,331,141	$703,403
Average debt per share (1)	$7.38	$4.99
Asset coverage ratio at end of period (6)	200.81%	236.67%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of principal debt outstanding for the period.
(6)	Based on outstanding senior securities of $1,300.0 million and $702.2 million as of December 31, 2021 and 2020, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2021, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
In connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of December 31, 2021, the Company paid $3.5 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$49,542	€42.652	2/10/2022	$999	$—	Derivative asset
Foreign currency forward contract	$54,395	£40,109	2/10/2022	$76	$—	Derivative asset
				$1,075	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$52,186	£37,709	11/12/2021	$1,339	$—	Derivative asset
Foreign currency forward contract	$46,663	€39,736	11/12/2021	$573	$—	Derivative asset
				$1,912	$—
Certain information related to the Company’s interest rate swap is presented below as of December 31, 2021.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$5,931	Derivative liability
			$—	$5,931
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2021.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$2,108	Derivative liability
			$—	$2,108

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2021, the Company's only off-balance sheet arrangements

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

consisted of $295.3 million of unfunded commitments, which was comprised of $242.8 million to provide debt and equity financing to certain of its portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. As of September 30, 2021, the Company's only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of its portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of December 31, 2021 and September 30, 2021 is shown in the table below:

	December 31, 2021	September 30, 2021
Realfi Strategic Capital Funding LLC	$50,000	$—
Senior Loan Fund JV I, LLC	35,000	35,000
Athenex, Inc.	21,072	21,072
Marinus Pharmaceuticals, Inc.	18,349	18,349
RumbleOn, Inc.	16,301	16,301
BAART Programs, Inc.	14,237	3,583
Latam Airlines Group S.A.	14,210	7,267
OCSI Glick JV LLC	13,998	13,998
Dominion Diagnostics, LLC	11,148	11,148
Coty Inc.	9,886	9,886
Assembled Brands Capital LLC	7,561	24,868
Sunland Asphalt & Construction, LLC	6,695	6,492
NeuAG, LLC	5,441	5,441
Olaplex, Inc.	4,806	4,806
Ardonagh Midco 3 PLC	4,372	14,892
Mindbody, Inc.	4,000	4,000
OTG Management, LLC	3,789	3,789
PFNY Holdings, LLC	3,755	—
Accupac, Inc.	3,573	3,267
Mesoblast, Inc.	3,553	—
Pluralsight, LLC	3,532	3,532
Pingora MSR Opportunity Fund I-A, LP	3,500	3,500
Dialyze Holdings, LLC	3,431	3,431
CorEvitas, LLC	3,235	3,235
Spanx, LLC	3,092	—
Thrasio, LLC	2,578	2,578
MHE Intermediate Holdings, LLC	2,334	3,466
Liquid Environmental Solutions Corporation	2,324	—
Acquia Inc.	2,240	2,061
Relativity ODA LLC	2,218	2,218
MRI Software LLC	1,800	2,699
Berner Food & Beverage, LLC	1,794	2,475
Tahoe Bidco B.V.	1,741	—
PRGX Global, Inc.	1,679	2,518
Apptio, Inc.	1,338	1,338
Coyote Buyer, LLC	1,333	1,333
Community Brands Parentco, LLC	1,100	1,100
Telestream Holdings Corporation	1,055	1,266
109 Montgomery Owner LLC	825	937
The Avery	800	1,850
Digital.AI Software Holdings, Inc.	718	898
Thermacell Repellents, Inc.	583	833
GKD Index Partners, LLC	320	320
CircusTrix Holdings, LLC	30	37
Gulf Operating, LLC	—	10,064
SIO2 Medical Products, Inc.	—	3,406
SumUp Holdings Luxembourg S.À.R.L.	—	3,350
4 Over International, LLC	—	2,300
Total	$295,346	$264,904

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2021, except as discussed below.
Distribution Declaration
On January 28, 2022, the Company’s Board of Directors declared a quarterly distribution of $0.16 per share, payable in cash on March 31, 2022 to stockholders of record on March 15, 2022.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2021	Gross Additions (3)	Gross Reductions (4)	Fair Value as of December 31, 2021	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.1%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$23,201	—	430	27,381	—	(4,180)	23,201	1.8%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	14	—	—	—	—	—%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	3,308	18,065	—	—	18,065	1.4%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			—	7,500	—	7,500	—	(7,500)	—	—%
100% equity interest				(5,632)	158	698	—	(698)	—	—%
OCSI Glick JV LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.58%		61,237	—	1,081	55,582	745	(473)	55,854	4.2%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	—	1,967	96,250	—	—	96,250	7.3%
87.5% LLC equity interest				—	451	37,651	810	—	38,461	2.9%
Total Control Investments			$180,688	$1,868	$7,409	$270,765	$1,555	$(12,851)	$259,469	19.6%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	7.75%		$15,982	$—	$339	$15,712	$3,499	$(3,487)	$15,724	1.2%
1,609,201 Class A Units				—	—	587	—	(201)	386	—%
1,019,168.80 Preferred Units, 6%				—	—	1,152	20	—	1,172	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	838	—	—	838	0.1%
Total Affiliate Investments			$15,982	$—	$339	$18,289	$3,519	$(3,688)	$18,120	1.4%
Total Control & Affiliate Investments			$196,670	$1,868	$7,748	$289,054	$5,074	$(16,539)	$277,589	21.0%

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2020.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2021 and elsewhere in this quarterly report on Form 10-Q.
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
Business Overview
We are a specialty finance company dedicated to providing customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, we have qualified and elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes.
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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by approximately $800 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $95 million at fair value as of December 31, 2021. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.

On March 19, 2021, we acquired Oaktree Strategic Income Corporation, or OCSI, pursuant to the Merger Agreement, dated as of October 28, 2020, by and among OCSI, us, Lion Merger Sub, Inc., our wholly-owned subsidiary, or Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OCSI, with OCSI as the surviving corporation, or the Merger, and, immediately following the Merger, OCSI was then merged with and into us, with us as the surviving company or together with the Merger, the Mergers. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of OCSI’s common stock was converted into the right to receive 1.3371 shares of our common stock (with OCSI’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders.
Business Environment and Developments
The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economies continue to rapidly evolve and experience uncertainty, particularly due to recurring COVID-19 outbreaks (including the Omicron variant), vaccine hesitancy and potential re-imposition of or changes to certain restrictions. The general uncertainty surrounding the dangers and long-term impact of COVID-19 have created significant disruption in supply chains and economic activity and have had a particularly adverse impact on transportation, oil-related, hospitality, tourism, entertainment and other industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of the COVID-19 pandemic or how long any further outbreaks, market disruptions or volatility might last. We continue to closely monitor the impact that this has had on our business, industry and portfolio companies, which has helped us identify vulnerabilities and allowed us to address potential problems early and provide constructive solutions where necessary.
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
As of December 31, 2021, 91.6% of our debt investment portfolio (at fair value) and 91.6% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. However, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

Critical Accounting Estimates
Investment Valuation
We value our investments in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
The fair value of our investments as of December 31, 2021 and September 30, 2021 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2021, 90.0% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of December 31, 2021, we held $2,588.6 million of investments at fair value, up from $2,556.6 million held at September 30, 2021, primarily driven by new originations. As of December 31, 2021 and September 30, 2021, approximately 95.9% and 97.0%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of December 31, 2021 and September 30, 2021, there were no investments on non-accrual status.
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
PIK Interest Income
Our investments in debt securities may contain payment-in-kind, or PIK, interest provisions. PIK interest, which typically represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by us to Oaktree. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our stockholders, even though we have not yet collected the cash and may never do so.

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
During the three months ended December 31, 2021, we originated $299.9 million of investment commitments in 12 new and nine existing portfolio companies and funded $240.8 million of investments.
During the three months ended December 31, 2021, we received $235.0 million of proceeds from prepayments, exits, other paydowns and sales and exited 10 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2021	September 30, 2021
Cost:
Senior secured debt	86.94%	85.85%
Debt investments in the JVs	5.70	5.79
Preferred equity	2.60	2.60
LLC equity interests of the JVs	1.92	1.94
Common equity and warrants	1.82	2.15
Subordinated debt	1.02	1.67
Total	100.00%	100.00%

	December 31, 2021	September 30, 2021
Fair value:
Senior secured debt	87.43%	86.72%
Debt investments in the JVs	5.88	5.94
Preferred equity	2.53	2.49
Common equity and warrants	1.63	1.71
LLC equity interests of the JVs	1.49	1.47
Subordinated debt	1.04	1.67
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2021	September 30, 2021
Cost:
Application Software	16.04%	14.49%
Multi-Sector Holdings (1)	7.62	7.73
Pharmaceuticals	5.37	5.44
Data Processing & Outsourced Services	4.68	4.74
Biotechnology	4.49	4.41
Personal Products	4.00	4.08
Industrial Machinery	3.39	3.47
Health Care Services	3.05	3.34
Specialized Finance	2.66	2.70
Aerospace & Defense	2.64	2.66
Fertilizers & Agricultural Chemicals	2.60	2.63
Internet & Direct Marketing Retail	2.45	2.45
Construction & Engineering	2.39	2.44
Internet Services & Infrastructure	2.07	1.85
Home Improvement Retail	1.80	1.83
Airport Services	1.63	1.64
Automotive Retail	1.63	1.65
Leisure Facilities	1.61	0.99
Real Estate Services	1.57	1.59
Specialty Chemicals	1.55	1.84
Diversified Support Services	1.51	1.60
Oil & Gas Storage & Transportation	1.44	1.44
Health Care Supplies	1.39	1.17
Insurance Brokers	1.39	1.00
Soft Drinks	1.32	1.32
Electrical Components & Equipment	1.25	1.27
Advertising	1.09	1.13
Oil & Gas Refining & Marketing	1.08	1.42
Integrated Telecommunication Services	1.04	1.85
Movies & Entertainment	1.01	1.02
Distributors	0.99	—
Real Estate Operating Companies	0.97	1.08
Health Care Technology	0.96	0.55
Health Care Equipment	0.93	0.93
Airlines	0.83	0.88
Metal & Glass Containers	0.82	0.69
Health Care Distributors	0.76	0.78
Home Furnishings	0.76	0.77
Other Diversified Financial Services	0.76	0.63
Independent Power Producers & Energy Traders	0.76	0.92
Cable & Satellite	0.71	1.05
Thrifts & Mortgage Finance	0.62	0.63
Auto Parts & Equipment	0.48	0.49
Air Freight & Logistics	0.38	0.19
Restaurants	0.36	0.37
IT Consulting & Other Services	0.29	0.30
Research & Consulting Services	0.29	0.29
Property & Casualty Insurance	0.27	0.39
Leisure Products	0.27	0.26
Systems Software	0.26	0.26
Environmental & Facilities Services	0.21	—
Apparel, Accessories & Luxury Goods	0.20	0.20
Integrated Oil & Gas	0.19	0.19
Alternative Carriers	0.18	0.26
Food Distributors	0.18	0.18
Apparel Retail	0.17	—
Diversified Banks	0.14	0.14
Technology Distributors	0.12	0.12
Food Retail	0.10	0.15
Construction Materials	0.09	0.09
Electronic Components	0.08	0.40
Housewares & Specialties	0.07	0.07
Education Services	0.04	0.04
Commercial Printing	—	0.78
Managed Health Care	—	0.73
Total	100.00%	100.00%

	December 31, 2021	September 30, 2021
Fair value:
Application Software	16.20%	14.58%
Multi-Sector Holdings (1)	7.36	7.41
Pharmaceuticals	5.43	5.56
Biotechnology	4.53	4.44
Data Processing & Outsourced Services	4.39	4.46
Personal Products	4.07	4.13
Industrial Machinery	3.42	3.53
Health Care Services	3.10	3.31
Internet & Direct Marketing Retail	2.71	2.68
Aerospace & Defense	2.70	2.72
Specialized Finance	2.64	2.69
Fertilizers & Agricultural Chemicals	2.62	2.64
Construction & Engineering	2.42	2.47
Internet Services & Infrastructure	2.10	1.87
Home Improvement Retail	1.78	1.82
Automotive Retail	1.71	1.65
Airport Services	1.59	1.59
Real Estate Services	1.58	1.61
Diversified Support Services	1.51	1.60
Leisure Facilities	1.50	0.90
Specialty Chemicals	1.50	1.82
Insurance Brokers	1.47	1.08
Health Care Supplies	1.40	1.18
Soft Drinks	1.31	1.31
Oil & Gas Storage & Transportation	1.31	1.35
Electrical Components & Equipment	1.24	1.26
Advertising	1.15	1.19
Integrated Telecommunication Services	1.10	1.94
Oil & Gas Refining & Marketing	1.08	1.43
Movies & Entertainment	1.04	1.06
Real Estate Operating Companies	1.00	1.11
Distributors	0.99	—
Health Care Technology	0.97	0.55
Health Care Equipment	0.92	0.93
Airlines	0.83	0.96
Metal & Glass Containers	0.82	0.68
Home Furnishings	0.76	0.77
Independent Power Producers & Energy Traders	0.76	0.92
Health Care Distributors	0.76	0.77
Other Diversified Financial Services	0.73	0.62
Cable & Satellite	0.72	1.06
Thrifts & Mortgage Finance	0.61	0.62
Auto Parts & Equipment	0.48	0.48
Air Freight & Logistics	0.38	0.19
Restaurants	0.36	0.37
Research & Consulting Services	0.29	0.30
IT Consulting & Other Services	0.28	0.29
Property & Casualty Insurance	0.27	0.39
Leisure Products	0.26	0.26
Systems Software	0.26	0.26
Environmental & Facilities Services	0.21	—
Alternative Carriers	0.19	0.27
Integrated Oil & Gas	0.19	0.19
Food Distributors	0.18	0.18
Apparel Retail	0.17	—
Diversified Banks	0.14	0.14
Technology Distributors	0.12	0.12
Food Retail	0.10	0.15
Construction Materials	0.09	0.09
Electronic Components	0.08	0.40
Housewares & Specialties	0.08	0.08
Education Services	0.04	0.04
Commercial Printing	—	0.79
Managed Health Care	—	0.74
Total	100.00%	100.00%
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
As of December 31, 2021 and September 30, 2021, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of December 31, 2021 and September 30, 2021, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of each of December 31, 2021 and September 30, 2021, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $96.3 million as of each of December 31, 2021 and September 30, 2021. We earned interest income of $2.0 million and $1.8 million on our investment in the SLF JV I Notes for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $38.5 million, respectively, as of December 31, 2021, and $49.3 million and $37.7 million, respectively, as of September 30, 2021. We earned $0.5 million in dividend income for the three months ended December 31, 2021 with respect to our investment in the LLC equity interests of SLF JV I. We did not earn dividend income for the three months ended December 31, 2020 with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is a summary of SLF JV I's portfolio as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Senior secured loans (1)	$362,106	$344,196
Weighted average interest rate on senior secured loans (2)	5.76%	5.60%
Number of borrowers in SLF JV I	61	55
Largest exposure to a single borrower (1)	$9,813	$9,875
Total of five largest loan exposures to borrowers (1)	$47,882	$46,984
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
As of December 31, 2021 and September 30, 2021, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of December 31, 2021 and September 30, 2021, of which $73.5 million was from us. As of December 31, 2021 and September 30, 2021, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of December 31, 2021 and September 30, 2021, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.
The cost and fair value of our aggregate investment in the Glick JV was $50.6 million and $55.9 million, respectively, as of December 31, 2021. The cost and fair value of our aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the three months ended December 31, 2021, our investment in the Glick JV Notes earned interest income of $1.1 million. We did not earn any dividend income for the three months ended December 31, 2021 with respect to our investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is a summary of the Glick JV's portfolio as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Senior secured loans (1)	$140,078	$126,512
Weighted average current interest rate on senior secured loans (2)	6.05%	5.86%
Number of borrowers in the Glick JV	44	37
Largest loan exposure to a single borrower (1)	$6,820	$6,907
Total of five largest loan exposures to borrowers (1)	$28,283	$28,324
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
Comparison of three months ended December 31, 2021 and December 31, 2020
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended December 31, 2021 and 2020 was $64.9 million and $38.2 million, respectively. For the three months ended December 31, 2021, this amount consisted of $60.1 million of interest income from portfolio investments (which included $4.7 million of PIK interest), $0.9 million of fee income and $3.9 million of dividend income. For the three months ended December 31, 2020, this amount consisted of $34.7 million of interest income from portfolio investments (which included $3.1 million of PIK interest), $3.4 million of fee income and $0.1 million of dividend income. The increase of $26.7 million, or 70.0%, in our total investment income for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, was due primarily to (1) a $25.4 million increase in interest income, which was primarily driven by a larger investment portfolio primarily due to the increase in assets resulting from the Mergers and new originations, OID accretion that resulted from merger-related accounting adjustments and higher OID acceleration resulting from exits of investments and (2) a $3.8 million increase in dividend income mainly driven by dividends received from two investments that did not pay dividends in the prior year, partially offset by a $2.4 million decrease in fee income primarily due to lower prepayment fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2021 and 2020 were $29.3 million and $28.2 million, respectively. Net expenses increased for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, by $1.2 million, or 4.1%, primarily due to (1) a $3.3 million increase in interest expense due to higher borrowings outstanding, (2) $2.7 million of higher base management fees (net of management fee waivers) primarily as a result of a larger investment portfolio, (3) a $2.3 million increase in Part I incentive fees mainly due to increased total investment income and (4) a $0.5 million increase in professional fees, partially offset by $7.8 million of lower accrued Part II incentive fees (net of waivers) as a result of lower capital gains earned during the current quarter.
Net Investment Income
Primarily as a result of the $26.7 million increase in total investment income, the $1.2 million increase in net expenses and a $3.3 million increase in the provision for taxes on net investment income, net investment income for the three months ended December 31, 2021 increased by $22.3 million compared to the three months ended December 31, 2020.
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
During the three months ended December 31, 2021 and 2020, we recorded aggregate net realized gains of $9.3 million and $8.2 million, respectively, in connection with the exits or restructurings of various investments. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2021 and 2020.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2021 and 2020, we recorded net unrealized appreciation (depreciation) of $(4.6) million and $47.6 million, respectively. For the three months ended December 31, 2021, this consisted of $4.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), $1.8 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $2.8 million of net unrealized appreciation on equity investments. For the three months ended December 31, 2020, this consisted of $27.2 million of net unrealized appreciation on debt investments, $12.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $9.9 million of net unrealized appreciation on equity investments, partially offset by $2.4 million of net unrealized depreciation of foreign currency forward contracts.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2021, we had $1,300.0 million in senior securities and our asset coverage ratio was 200.8%. As of December 31, 2021, our debt to equity ratio was 0.98x. Our target debt to equity ratio is 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) as we plan to continue to opportunistically deploy capital into the markets.
For the three months ended December 31, 2021, we experienced a net increase in cash and cash equivalents (including restricted cash) of $14.4 million. During that period, we received $23.2 million of net cash from operating activities, primarily from $235.0 million of principal payments and sale proceeds received, $15.0 million of net increases in payables from unsettled transactions and the cash activities related to $32.3 million of net investment income, partially offset by funding $246.6 million of investments. During the same period, net cash used by financing activities was $7.5 million, primarily consisting of $27.2 million of cash distributions paid to our stockholders and $0.3 million of deferred financing costs paid, partially offset by $20.0 million of net borrowings under the credit facilities.
For the three months ended December 31, 2020, we experienced a net decrease in cash and cash equivalents of $14.9 million. During that period, we received $16.1 million of net cash from operating activities, primarily from $169.8 million of principal payments and sale proceeds received, $100.3 million of net increase in payables from unsettled transactions and the cash activities related to $10.0 million of net investment income, partially offset by funding $243.7 million of investments and $26.3 million of net increase in other assets. During the same period, net cash used by financing activities was $30.6 million, primarily consisting of $15.0 million of cash distributions paid to our stockholders, $14.8 million of net repayments under the Syndicated Facility (as defined below), $0.5 million of repurchases of common stock under our dividend reinvestment plan, or DRIP, and $0.3 million of deferred financing costs paid.
As of December 31, 2021, we had $46.1 million in cash and cash equivalents (including $2.3 million of restricted cash), portfolio investments (at fair value) of $2.6 billion, $18.5 million of interest, dividends and fees receivable, $550.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $15.0 million of net payables from unsettled transactions, $650.0 million of borrowings outstanding under our credit facilities and $635.5 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2021, our only off-balance sheet arrangements consisted of $295.3 million of unfunded commitments, which was comprised of $242.8 million to provide debt and equity financing to certain of our portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. As of September 30, 2021, our only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of our portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of December 31, 2021, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility (as defined below), Citibank Facility (as defined below), our 3.500% notes due 2025, or the 2025 Notes, and our 2.700% notes due 2027, or the 2027 Notes:

	Debt Outstanding as of September 30, 2021	Debt Outstanding as of December 31, 2021	Weighted average debt outstanding for the three months ended December 31, 2021	Maximum debt outstanding for the three months ended December 31, 2021
Syndicated Facility	$495,000	$495,000	$526,793	$535,000
Citibank Facility	135,000	155,000	154,348	165,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
Total debt	$1,280,000	$1,300,000	$1,331,141

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of December 31, 2021
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$495,000	$—	$—	$495,000	$—
Interest due on Syndicated Facility	45,677	10,519	21,038	14,120	—
Citibank Facility	155,000	—	155,000	—	—
Interest due on Citibank Facility	8,530	2,957	5,573	—	—
2025 Notes	300,000	—	—	300,000	—
Interest due on 2025 Notes	33,140	10,500	21,000	1,640	—
2027 Notes	350,000	—	—	—	350,000
Interest due on 2027 Notes (a)	31,454	6,236	12,472	12,472	274
Total	$1,418,801	$30,212	$215,083	$823,232	$350,274
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.
Equity Issuances
During the three months ended December 31, 2021, we issued an aggregate of 107,971 shares of common stock as part of the DRIP. There were no other common stock issuances during the three months ended December 31, 2021 and 2020.

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
November 13, 2020	December 15, 2020	December 31, 2020	0.11	15.0 million	93,964	0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	0.5 million
July 30, 2021	September 15, 2021	September 30, 2021	0.145	25.5 million	85,075	0.6 million
October 13, 2021	December 15, 2021	December 31, 2021	0.155	27.2 million	107,971	0.8 million
 ______________
(1)Shares were purchased on the open market and distributed other than with respect to the distribution paid on December 31, 2021. New shares were issued and distributed during the three months ended December 31, 2021.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of December 31, 2021, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.0 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on May 4, 2025 and the maturity date was May 4, 2026 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% and (b) alternate base rate loans was 1.00%.

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
The following table describes significant financial covenants, as of December 31, 2021, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	September 30, 2021 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$600 million	$1,313 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.02:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	4.13:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,152 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2021. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

As of each of December 31, 2021 and September 30, 2021, we had $495.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $495.0 million. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.174% and 2.323% for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, we recorded interest expense (inclusive of fees) of $3.8 million and $3.2 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, as a result of the consummation of the Mergers, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. As of December 31, 2021, we were able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of December 31, 2021, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of December 31, 2021, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of December 31, 2021, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of our equity interests in OCSL Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of December 31, 2021 and September 30, 2021, we had $155.0 million and $135.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $155.0 million and $135.0 million, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 1.830% for the three months ended December 31, 2021. For the three months ended December 31, 2021, we recorded interest expense (inclusive of fees) of $0.8 million related to the Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of December 31, 2021 and September 30, 2021:

	As of December 31, 2021		As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(2.3)	(3.8)	(2.6)	(4.0)
Unaccreted discount	(1.6)	(0.9)	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(5.9)	—	(2.1)
Net carrying value	$296.1	$339.4	$295.7	$343.0
Fair Value	$312.8	$347.4	$314.5	$351.1

The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three months ended December 31, 2021:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$2.6	$2.4
Amortization of financing costs and discount	0.3	0.2
Effect of interest rate swap	—	(0.7)
Total interest expense	$2.9	$1.9
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	1.782%
The below table presents the components of interest and other debt expenses related to the 2025 Notes for the three months ended December 31, 2020:

($ in millions)	2025 Notes
Coupon interest	$2.6
Amortization of financing costs and discount	0.3
Total interest expense	$2.9
Coupon interest rate	3.500%

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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2020 and 2021 and do not expect to incur a U.S. federal excise tax for calendar year 2022. We may incur a federal excise tax in future years.
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
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, an affiliate of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by Oaktree Capital Group, LLC. See “Note 10. Related Party Transactions – Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
Distribution Declaration
On January 28, 2022, our Board of Directors declared a quarterly distribution of $0.16 per share, payable in cash on March 31, 2022 to stockholders of record on March 15, 2022.

Election of Chief Operating Officer

On January 28, 2022, our board of directors appointed Matthew Stewart as Chief Operating Officer, effective immediately. Mathew Pendo, previously the President and Chief Operating Officer, will continue in his role as President.

Mr. Stewart joined Oaktree Capital Management, L.P., or OCM, in 2017 and currently serves as a senior vice president and investment professional on OCM’s Strategic Credit team. Prior to joining OCM, Mr. Stewart was a vice president at Fifth Street Management. Prior thereto, he was a director at Stifel Nicolaus where he worked in the Leveraged Finance group. Mr. Stewart began his career as a senior associate at BDO Consulting in the Business Restructuring group before moving on to serving as a vice president in the institutional fixed income business at Knight Capital Group. He received a B.B.A. in finance and a B.S. in accountancy from Villanova University. Mr. Stewart is a Certified Public Accountant (inactive) and CFA charterholder.

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
As of December 31, 2021, 91.6% of our debt investment portfolio (at fair value) and 91.6% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2021, 91.5% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2021 and September 30, 2021, was as follows:

	December 31, 2021		September 30, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$260,536	11.7%	$322,222	14.6%
>0% and <1%	368,912	16.5%	283,065	12.8%
1%	1,510,936	67.5%	1,507,977	68.4%
>1%	96,455	4.3%	92,384	4.2%
Total Floating Rate Investments	$2,236,839	100.0%	$2,205,648	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$41,219	$(25,000)	$16,219
200	30,067	(20,000)	10,067
150	18,993	(15,000)	3,993
100	8,061	(10,000)	(1,939)
50	1,650	(5,000)	(3,350)
The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$32,083	$—	$23,600	$—
Prime rate	305	—	305	10,000
LIBOR
30 day	715,378	495,000	674,613	485,000
60 day	2,500	—	—	—
90 day (a)	975,208	505,000	1,037,019	485,000
180 day	377,829	—	323,869	—
360 day	89,291	—	96,095	—
EURIBOR
30 day	28,246	—	28,786	—
90 day	19,232	—	19,599	—
180 day	2,234	—	18,516	—
SOFR
30 day	14,414	—	—	—
UK LIBOR
30 day	24,380	—	28,991	—
90 day	4,742	—	—	—
180 day	25,242	—	25,128	—
Fixed rate	203,747	300,000	200,599	300,000
Total	$2,514,831	$1,300,000	$2,477,120	$1,280,000
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1*
Seventh Amendment to the Amended and Restated Loan and Security Agreement by and among the Company, as collateral manager, OCSL Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of November 18, 2021.

10.2	Incremental Commitment Agreement, dated as of December 10, 2021, made by Oaktree Specialty Lending Corporation, as Borrower, BNP Paribas, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among Oaktree Specialty Lending Corporation, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 13, 2021).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: February 2, 2022