Form 10-Q
period 2022-03-31
Oaktree Specialty Lending Corp
filed 2022-05-05
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 183,374,250 shares of common stock outstanding as of May 3, 2022.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2022 (unaudited)	September 30, 2021
ASSETS
Investments at fair value:
Control investments (cost March 31, 2022: $272,975; cost September 30, 2021: $283,599)	$250,580	$270,765
Affiliate investments (cost March 31, 2022: $21,106; cost September 30, 2021: $18,763)	20,244	18,289
Non-control/Non-affiliate investments (cost March 31, 2022: $2,365,667; cost September 30, 2021: $2,236,759)	2,373,951	2,267,575
Total investments at fair value (cost March 31, 2022: $2,659,748; cost September 30, 2021: $2,539,121)	2,644,775	2,556,629
Cash and cash equivalents	39,366	29,334
Restricted cash	2,395	2,301
Interest, dividends and fees receivable	17,335	22,125
Due from portfolio companies	2,338	1,990
Receivables from unsettled transactions	9,893	8,150
Due from broker	25,120	1,640
Deferred financing costs	8,486	9,274
Deferred offering costs	32	34
Deferred tax asset, net	1,668	714
Derivative assets at fair value	2,764	1,912
Other assets	2,510	2,284
Total assets	$2,756,682	$2,636,387
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,453	$3,024
Base management fee and incentive fee payable	22,833	32,649
Due to affiliate	3,249	4,357
Interest payable	4,379	4,597
Director fees payable	38	—
Payables from unsettled transactions	6,422	8,086
Derivative liability at fair value	23,272	2,108
Credit facilities payable	745,000	630,000
Unsecured notes payable (net of $5,761 and $6,501 of unamortized financing costs as of March 31, 2022 and September 30, 2021, respectively)	618,660	638,743
Total liabilities	1,426,306	1,323,564
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 183,205 and 180,361 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	1,832	1,804
Additional paid-in-capital	1,825,257	1,804,354
Accumulated overdistributed earnings	(496,713)	(493,335)
Total net assets (equivalent to $7.26 and $7.28 per common share as of March 31, 2022 and September 30, 2021, respectively) (Note 11)	1,330,376	1,312,823
Total liabilities and net assets	$2,756,682	$2,636,387

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Interest income:
Control investments	$3,334	$2,374	$6,814	$4,717
Affiliate investments	366	143	700	248
Non-control/Non-affiliate investments	53,314	33,133	104,949	62,317
Interest on cash and cash equivalents	5	5	6	6
Total interest income	57,019	35,655	112,469	67,288
PIK interest income:
Non-control/Non-affiliate investments	4,674	3,801	9,337	6,890
Total PIK interest income	4,674	3,801	9,337	6,890
Fee income:
Control investments	13	18	26	33
Affiliate investments	5	5	10	10
Non-control/Non-affiliate investments	1,887	2,255	2,781	5,587
Total fee income	1,905	2,278	2,817	5,630
Dividend income:
Control investments	700	209	4,616	339
Total dividend income	700	209	4,616	339
Total investment income	64,298	41,943	129,239	80,147
Expenses:
Base management fee	10,082	7,074	20,034	13,615
Part I incentive fee	6,704	4,444	13,161	8,593
Part II incentive fee	(3,746)	3,609	(1,995)	13,149
Professional fees	822	1,017	2,144	1,884
Directors fees	160	157	283	300
Interest expense	9,908	6,568	19,308	12,663
Administrator expense	307	293	697	626
General and administrative expenses	713	775	1,406	1,293
Total expenses	24,950	23,937	55,038	52,123
Fees waived	(750)	(108)	(1,500)	(108)
Net expenses	24,200	23,829	53,538	52,015
Net investment income before taxes	40,098	18,114	75,701	28,132
(Provision) benefit for taxes on net investment income	—	—	(3,308)	—
Net investment income	40,098	18,114	72,393	28,132
Unrealized appreciation (depreciation):
Control investments	(8,894)	18,411	(9,561)	26,746
Affiliate investments	(137)	394	(388)	104
Non-control/Non-affiliate investments	(19,696)	42,803	(22,527)	84,740
Foreign currency forward contracts	1,689	3,536	852	1,110
Net unrealized appreciation (depreciation)	(27,038)	65,144	(31,624)	112,700
Realized gains (losses):
Control investments	—	—	1,868	—
Non-control/Non-affiliate investments	991	8,179	5,472	16,917
Foreign currency forward contracts	411	(2,323)	3,383	(2,846)
Net realized gains (losses)	1,402	5,856	10,723	14,071
(Provision) benefit for taxes on realized and unrealized gains (losses)	(21)	(997)	2,357	(1,242)
Net realized and unrealized gains (losses), net of taxes	(25,657)	70,003	(18,544)	125,529
Net increase (decrease) in net assets resulting from operations	$14,441	$88,117	$53,849	$153,661
Net investment income per common share — basic and diluted	$0.22	$0.12	$0.40	$0.20
Earnings (loss) per common share — basic and diluted (Note 5)	$0.08	$0.60	$0.30	$1.07
Weighted average common shares outstanding — basic and diluted	181,598	146,652	180,982	143,775

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Operations:
Net investment income	$40,098	$18,114	$72,393	$28,132
Net unrealized appreciation (depreciation)	(27,038)	65,144	(31,624)	112,700
Net realized gains (losses)	1,402	5,856	10,723	14,071
(Provision) benefit for taxes on realized and unrealized gains (losses)	(21)	(997)	2,357	(1,242)
Net increase (decrease) in net assets resulting from operations	14,441	88,117	53,849	153,661
Stockholder transactions:
Distributions to stockholders	(29,271)	(16,915)	(57,227)	(32,421)
Net increase (decrease) in net assets from stockholder transactions	(29,271)	(16,915)	(57,227)	(32,421)
Capital share transactions:
Issuance of common stock in connection with the Mergers	—	242,704	—	242,704
Issuance of common stock under dividend reinvestment plan	766	511	1,552	1,039
Repurchases of common stock under dividend reinvestment plan	—	(511)	—	(1,039)
Issuance of common stock in connection with the "at the market" offering	19,379	—	19,379	—
Net increase (decrease) in net assets from capital share transactions	20,145	242,704	20,931	242,704
Total increase (decrease) in net assets	5,315	313,906	17,553	363,944
Net assets at beginning of period	1,325,061	964,917	1,312,823	914,879
Net assets at end of period	$1,330,376	$1,278,823	$1,330,376	$1,278,823
Net asset value per common share	$7.26	$7.09	$7.26	$7.09
Common shares outstanding at end of period	183,205	180,361	183,205	180,361

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2022	Six months ended March 31, 2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$53,849	$153,661
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	31,624	(112,700)
Net realized (gains) losses	(10,723)	(14,071)
PIK interest income	(9,337)	(6,890)
Accretion of original issue discount on investments	(16,375)	(7,777)
Accretion of original issue discount on unsecured notes payable	339	254
Amortization of deferred financing costs	1,863	1,323
Deferred taxes	(954)	320
Purchases of investments	(497,579)	(541,491)
Proceeds from the sales and repayments of investments	416,250	398,748
Cash acquired in the Mergers	—	20,945
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	2,698	337
(Increase) decrease in due from portfolio companies	(348)	67
(Increase) decrease in receivables from unsettled transactions	(1,743)	(25,804)
(Increase) decrease in due from broker	(23,480)	—
(Increase) decrease in other assets	(226)	(1,429)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(628)	(40)
Increase (decrease) in base management fee and incentive fee payable	(9,816)	11,427
Increase (decrease) in due to affiliate	(1,108)	1,450
Increase (decrease) in interest payable	(218)	(74)
Increase (decrease) in payables from unsettled transactions	(1,664)	8,767
Increase (decrease) in director fees payable	38	(90)
Net cash provided by (used in) operating activities	(67,538)	(113,067)
Financing activities:
Distributions paid in cash	(55,675)	(31,382)
Borrowings under credit facilities	225,000	175,000
Repayments of borrowings under credit facilities	(110,000)	(14,800)
Repayments of secured borrowings	—	(9,341)
Repurchases of common stock under dividend reinvestment plan	—	(1,039)
Shares issued under the "at the market" offering	19,596	—
Deferred financing costs paid	(334)	(360)
Offering costs paid	(158)	—
Net cash provided by (used in) financing activities	78,429	118,078
Effect of exchange rate changes on foreign currency	(765)	(378)
Net increase (decrease) in cash and cash equivalents and restricted cash	10,126	4,633
Cash and cash equivalents and restricted cash, beginning of period	31,635	39,096
Cash and cash equivalents and restricted cash, end of period	$41,761	$43,729
Supplemental information:
Cash paid for interest	$17,324	$11,160
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,552	$1,039
Deferred financing costs	—	(57)
Offering costs	57	—
Issuance of shares in connection with the Mergers	—	242,704
Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2022	September 30, 2021
Cash and cash equivalents	$39,366	$29,334
Restricted cash	2,395	2,301
Total cash and cash equivalents and restricted cash	$41,761	$31,635

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(15)
34,984,460.37 Preferred Units				34,984	27,638	(15)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.01%		$23,201	23,201	23,201	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	—	(6)(15)(19)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				18,625	11,112	(15)
				41,826	34,313
OCSI Glick JV LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.60%		60,887	50,593	55,649	(6)(11)(15)(19)
87.5% equity interest				—	—	(11)(16)(19)
				50,593	55,649
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	96,250	96,250	(6)(11)(15)(19)
87.5% LLC equity interest				49,322	36,730	(11)(12)(16)(19)
				145,572	132,980
Total Control Investments (18.8% of net assets)				$272,975	$250,580

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	7.76%		$18,242	$18,243	$17,938	(6)(15)(19)
1,609,201 Class A Units				764	402	(15)
1,019,168.80 Preferred Units, 6%				1,019	1,182	(15)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(15)
				20,026	19,522
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	722	(15)
				1,080	722
Total Affiliate Investments (1.5% of net assets)				$21,106	$20,244

Non-Control/Non-Affiliate Investments						(18)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		$1,707	$1,660	$2,022	(6)(15)(19)
				1,660	2,022
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			32,454	32,337	32,325	(11)(15)
				32,337	32,325
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	4.21%		3,334	3,158	3,289	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	8.21%		17,000	16,932	16,904	(6)
				20,090	20,193
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+5.50% cash due 1/17/2026	6.50%		16,058	15,722	16,058	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 1/17/2026			—	—	—	(6)(15)(19)
First Lien Revolver, LIBOR+5.50% cash due 1/17/2026	6.50%		1,429	1,387	1,429	(6)(15)(19)
				17,109	17,487
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		27,349	26,987	27,295	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(28)	(4)	(6)(15)(19)
				26,959	27,291

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.26%		$15,067	$14,511	$14,916	(6)(15)
				14,511	14,916
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(15)
				5,165	—
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,742	27,198	(6)(11)(15)
				27,742	27,198
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	8.75%		$14,414	14,136	14,126	(6)(15)
14,410 Common Units in RD Holding LP				1,352	1,365	(15)
				15,488	15,491
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(15)
				90	—
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+6.50% cash due 12/29/2023	7.50%		23,382	21,566	22,456	(6)(15)
				21,566	22,456
Altice France S.A.		Integrated Telecommunication Services
Fixed Rate Bond, 5.50% cash due 10/15/2029			1,000	873	899	(11)
				873	899
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.26%		13,475	13,099	12,641	(6)
				13,099	12,641
Alvotech Holdings S.A.		Biotechnology				(13)
Fixed Rate Bond 15% PIK Tranche A due 6/24/2025			20,967	23,045	23,378	(11)(15)
Fixed Rate Bond 15% PIK Tranche B due 6/24/2025			20,512	22,581	22,871	(11)(15)
43,889 Common Shares				6,323	6,277	(11)(15)
				51,949	52,526
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	9.50%		14,760	14,471	14,539	(6)(15)
				14,471	14,539
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%		9,945	9,821	9,883	(6)
				9,821	9,883
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		15,298	13,894	14,903	(6)(11)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	8.75%		12,500	12,188	12,000	(6)(11)(15)
				26,082	26,903
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	8.75%		5,316	5,236	5,276	(6)(15)
				5,236	5,276
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		34,458	33,578	34,186	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		892	856	875	(6)(15)(19)
				34,434	35,061

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.00% cash due 7/14/2026	8.00%		€1,964	$2,179	$2,208	(6)(11)(15)
First Lien Term Loan, SONIA+7.00% cash due 7/14/2026	7.75%		£18,636	23,213	24,783	(6)(11)(15)
First Lien Term Loan, LIBOR+5.75% cash due 7/14/2026	6.50%		$10,519	10,335	10,403	(6)(11)(15)
First Lien Delayed Draw Term Loan, SONIA+5.75% cash due 7/14/2026			£—	(44)	—	(6)(11)(15)(19)
				35,683	37,394
ASP Unifrax Holdings, Inc.		Trading Companies & Distributors
Fixed Rate Bond, 7.50% cash due 9/30/2029			$5,500	5,403	4,902
				5,403	4,902
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		2,516	2,288	2,074	(6)
				2,288	2,074
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%		9,476	9,192	9,222	(6)
				9,192	9,222
athenahealth Group Inc.		Health Care Technology
18,635 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				18,264	18,477	(15)
				18,264	18,477
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			35,121	33,876	34,243	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(274)	(527)	(11)(15)(19)
164,074.5 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				486	2	(11)(15)
164,074.5 Common Stock Warrants (exercise price $1.10) expiration date 6/19/2027				486	48	(11)(15)
				34,574	33,766
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		22,540	22,159	21,255	(6)(11)(15)
				22,159	21,255
The Avery		Real Estate Operating Companies
First Lien Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.75%		16,407	16,238	16,463	(6)(15)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	13.42%		3,925	3,887	3,931	(6)(15)(19)
				20,125	20,394
BAART Programs, Inc.		Health Care Services
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		2,272	2,229	2,218	(6)(15)(19)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	9.51%		7,166	7,059	7,059	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		3,596	3,435	3,430	(6)(15)(19)
				12,723	12,707
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+6.50% cash due 7/30/2027	7.50%		33,245	32,729	32,477	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 7/30/2026	7.50%		1,423	1,376	1,362	(6)(15)(19)
				34,105	33,839

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.44%		$30,625	$30,228	$30,344	(6)
				30,228	30,344
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			3,979	3,980	3,979	(15)
1,293,324 Preferred Units in Unstoppable Automotive AMV, LLC				1,293	1,293	(15)
298,460 Preferred Units in Unstoppable Automotive VMV, LLC				298	298	(15)
298,460 Common Units in Unstoppable Automotive AMV, LLC				298	298	(15)
				5,869	5,868
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	7.50%		14,221	13,024	13,060	(6)(15)
				13,024	13,060
CircusTrix Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash 2.50% PIK due 7/16/2023	6.50%		10,819	10,141	9,604	(6)(15)
				10,141	9,604
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		9,088	9,016	8,995	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,791
				19,688	19,786
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		8,290	8,073	8,285	(6)
				8,073	8,285
Clear Channel Outdoor Holdings Inc.		Advertising
Fixed Rate Bond, 7.50% cash due 6/1/2029			6,476	6,476	6,470	(11)
				6,476	6,470
CommScope Technologies LLC		Communications Equipment
Fixed Rate Bond, 5.00% cash due 3/15/2027			1,000	841	871	(11)
				841	871
Condor Merger Sub Inc.		Systems Software
Fixed Rate Bond, 7.375% cash due 2/15/2030			6,170	6,154	5,927
				6,154	5,927
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	9.50%		37,779	35,955	31,734	(6)(15)
Common Stock Warrants expiration date 7/28/2025				648	1,782	(15)
				36,603	33,516
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.46%		11,975	11,724	11,501	(6)
				11,724	11,501
Conviva Inc.		Application Software
517,851 Shares of Series D Preferred Stock				605	894	(15)
				605	894
CorEvitas, LLC		Health Care Services
First Lien Term Loan, SOFR+5.75% cash due 12/13/2025	6.75%		13,782	13,609	13,681	(6)(15)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025			—	(20)	(13)	(6)(15)(19)
1,099 Class A2 Common Units in CorEvitas Holdings, L.P.				690	2,340	(15)
				14,279	16,008
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		18,293	17,839	18,132	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(13)	(12)	(6)(15)(19)
				17,826	18,120

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.76%		$16,787	$16,535	$16,640	(6)(11)
				16,535	16,640
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.00%		6,680	6,647	6,591	(6)
				6,647	6,591
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+9.00% cash 0.50% PIK due 8/4/2026	10.01%		24,241	22,757	22,665	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+9.00% cash 0.50% PIK due 8/4/2026			—	(153)	(154)	(6)(15)(19)
5,403,823 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				1,405	1,351	(15)
				24,009	23,862
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		9,952	9,613	9,753	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 2/10/2027	7.50%		359	333	337	(6)(15)(19)
				9,946	10,090
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%		18,145	17,964	18,149	(6)
				17,964	18,149
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	8.51%		8,974	8,884	8,794	(6)(15)
				8,884	8,794
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	467	(15)
12,500 Class B Common Units				—	—	(15)
				488	467
Fairbridge Strategic Capital Funding LLC		Real Estate Operating Companies				(20)
First Lien Delayed Draw Term Loan, 9.00% cash due 12/24/2028			7,150	7,150	7,150	(15)(19)
2,500 Warrant Units (exercise price $0.01) expiration date 11/24/2031				—	3	(11)(15)
				7,150	7,153
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	7.25%		25,061	24,685	24,760	(6)
				24,685	24,760
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.96%		4,986	4,718	4,846	(6)
				4,718	4,846
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			9,466	9,003	9,324	(11)(15)
331,200 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				405	113	(11)(15)
				9,408	9,437
Frontier Communications Holdings, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 6.00% cash due 1/15/2030			2,000	1,858	1,853	(11)
				1,858	1,853
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+8.00% cash due 6/29/2023	9.01%		25,744	25,379	25,255	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 6/29/2023	9.00%		1,280	1,259	1,248	(6)(15)(19)
				26,638	26,503

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		$5,601	$5,434	$5,576	(6)
				5,434	5,576
Houghton Mifflin Harcourt Publishers Inc.		Education Services
First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%		1,007	985	1,004	(6)(11)
				985	1,004
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		25,635	25,127	25,547	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		1,176	1,152	1,172	(6)(15)
				26,279	26,719
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.76%		8,613	8,413	8,462	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.01%		22,222	21,689	21,944	(6)(15)
				30,102	30,406
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			12,161	12,161	12,161	(6)(15)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	9.75%		12,161	11,919	11,917	(6)(15)
				24,080	24,078
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			6,817	6,522	6,533	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(11)(15)(19)
56,999 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				135	141	(11)(15)
				6,657	6,674
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(15)
				113	—
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, SOFR+5.00% cash due 3/29/2024	6.00%		18,755	18,630	18,239	(6)(15)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		13,674	13,474	13,195	(6)(15)
				32,104	31,434
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.76%		36,563	35,625	35,831	(6)(15)
				35,625	35,831
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	7.50%		34,185	33,351	33,245	(6)(15)
				33,351	33,245
Itafos Inc.		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+8.25% cash due 8/25/2024	9.25%		17,861	17,289	17,218	(6)(15)
				17,289	17,218
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	7.77%		10,247	10,196	10,145	(6)
				10,196	10,145
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		36,419	35,231	36,622	(6)(15)
				35,231	36,622
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	7.50%		13,692	13,555	13,487	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	7.50%		659	640	631	(6)(15)(19)
				14,195	14,118
LaserShip, Inc.		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.50% cash due 5/7/2029	8.25%		4,787	4,739	4,775	(6)(15)
				4,739	4,775

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			$17,918	$17,912	$17,918	(6)(11)(15)(19)
First Lien Delayed Draw Term Loan, LIBOR+7.50% PIK due 3/29/2022			7,912	7,908	7,912	(6)(11)(15)(19)
				25,820	25,830
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(15)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	6.01%		41,220	40,344	40,602	(6)(15)
				40,344	40,602
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	9.50%		4,357	4,276	4,259	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	9.50%		1,162	1,139	1,083	(6)(15)(19)
				5,415	5,342
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	6.75%		19,236	18,862	18,852	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	6.75%		427	386	385	(6)(15)(19)
				19,248	19,237
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	7.21%		2,140	2,087	2,104	(6)
				2,087	2,104
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			17,203	16,920	16,859	(11)(15)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(11)(15)(19)
				16,920	16,859
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			7,152	6,517	6,437	(11)(15)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	1	1	(11)(15)(19)
209,588 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				480	398	(11)(15)
				6,998	6,836
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.75% cash due 7/21/2027	7.04%		16,346	16,058	16,034	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 7/21/2027	6.88%		1,231	1,197	1,190	(6)(15)(19)
First Lien Revolver, LIBOR+5.75% cash due 7/21/2027	6.75%		57	32	30	(6)(15)(19)
				17,287	17,254
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.38%		45,313	44,131	44,634	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(64)	(60)	(6)(15)(19)
				44,067	44,574
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	7.75%		46,796	46,000	46,234	(6)(15)
				46,000	46,234

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.51%		$28,108	$27,620	$28,015	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(13)	(17)	(6)(15)(19)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(6)	(6)(15)(19)
				27,594	27,992
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.51%		22,560	22,203	21,545	(6)(15)
				22,203	21,545
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		48,710	47,254	48,077	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(197)	(71)	(6)(15)(19)
				47,057	48,006
NFP Corp.		Other Diversified Financial Services
Fixed Rate Bond 6.875% cash due 8/15/2028			9,703	9,310	9,279
				9,310	9,279
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		59,011	57,813	57,654	(6)(11)(15)
				57,813	57,654
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.46%		3,340	3,158	3,293	(6)
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	7.50%		7,519	7,376	7,331	(6)(15)
				10,534	10,624
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	3.00%		20,702	20,362	20,288	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(34)	(38)	(6)(15)(19)
				20,328	20,250
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			7,776	7,826	7,178
				7,826	7,178
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		9,900	9,470	9,871	(6)
				9,470	9,871
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	7.01%		17,976	17,660	17,655	(6)(15)
				17,660	17,655
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		26,286	25,789	25,760	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026			—	(47)	(50)	(6)(15)(19)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(24)	(25)	(6)(15)(19)
				25,718	25,685
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.26%		28,627	28,198	28,484	(6)(15)
				28,198	28,484
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/22/2026	9.00%		3,940	3,877	3,930	(6)(15)
				3,877	3,930

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		$48,689	$47,869	$47,715	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(59)	(71)	(6)(15)(19)
				47,810	47,644
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.76%		33,946	32,974	33,413	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(39)	(40)	(6)(15)(19)
80,515 Class B Common Units				79	89	(15)
				33,014	33,462
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	9.50%		34,743	33,727	34,048	(6)(15)
				33,727	34,048
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.46%		5,250	5,160	5,230	(6)(15)
				5,160	5,230
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, SONIA+6.00% cash due 1/29/2028	6.28%		£3,501	4,639	4,496	(6)(11)(15)
				4,639	4,496
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—
Radiology Partners Inc.		Health Care Distributors
Fixed Rate Bond, 9.25% cash due 2/1/2028			$4,755	4,717	4,764
				4,717	4,764
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% cash due 5/12/2027	8.50%		23,727	23,254	23,276	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(47)	(42)	(6)(15)(19)
				23,207	23,234
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.46%		3,542	3,515	3,520	(6)
				3,515	3,520
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		37,846	35,714	36,484	(6)(11)(15)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		11,450	10,533	10,864	(6)(11)(15)(19)
164,660 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				1,202	978	(11)(15)
				47,449	48,326
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		1,771	1,677	1,707	(6)
				1,677	1,707
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			6,030	5,322	5,891	(15)
				5,322	5,891
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	$—	(15)
				367	—

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 5.50% cash 5.50% PIK due 12/21/2026			$44,332	$43,540	$43,538	(15)
Common Stock Warrants (exercise price $0.75) expiration date 7/31/2028				681	681	(15)
				44,221	44,219
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.96%		1,716	1,557	1,590	(6)
				1,557	1,590
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	8.75%		9,109	8,972	9,155	(6)(15)
				8,972	9,155
SonicWall US Holdings Inc.		Technology Distributors
Second Lien Term Loan, LIBOR+7.50% cash due 5/18/2026	7.99%		3,195	3,163	3,142	(6)(15)
				3,163	3,142
Sorrento Therapeutics, Inc.		Biotechnology
50,000 Common Stock Units				197	117	(11)
				197	117
Spanx, LLC		Apparel Retail
First Lien Term Loan, LIBOR+5.50% cash due 11/20/2028	6.25%		4,557	4,471	4,466	(6)(15)
First Lien Revolver, LIBOR+5.25% cash due 11/18/2027			—	(58)	(62)	(6)(15)(19)
				4,413	4,404
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€16,911	19,414	18,534	(6)(11)(15)
				19,414	18,534
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$42,835	41,719	42,039	(6)(15)
				41,719	42,039
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.76%		3,484	3,101	3,289	(6)
				3,101	3,289
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	7.76%		20,871	19,543	19,619	(6)(15)
				19,543	19,619
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	7.75%		12,500	12,470	12,469	(6)(15)
				12,470	12,469
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		9,448	9,328	9,341	(6)
				9,328	9,341
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	6.75%		23,215	22,782	22,820	(6)(11)(15)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(32)	(31)	(6)(11)(15)(19)
				22,750	22,789
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	9.25%		5,203	5,125	5,255	(6)(15)
				5,125	5,255
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		18,416	17,987	18,195	(6)(15)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(24)	(21)	(6)(15)(19)
				17,963	18,174

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2026	10.51%		$29,663	$29,308	$29,139	(6)(15)
668,879 Common Units of TerSera Holdings LLC				2,179	3,487	(15)
				31,487	32,626
TGNR HoldCo LLC		Integrated Oil & Gas
Subordinated Debt, 11.50% cash due 5/14/2026			4,984	4,853	4,897	(10)(11)(15)
				4,853	4,897
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.75% cash due 12/4/2026	6.76%		6,603	6,569	6,570	(6)(15)
First Lien Revolver, LIBOR+5.75% cash due 12/4/2026	6.75%		604	600	600	(6)(15)(19)
				7,169	7,170
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.01%		37,685	36,644	37,252	(6)(15)
8,434 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				101	171	(15)
284,650.32 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				2,409	5,764	(15)
48,352 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				979	979	(15)
23,201 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				22,986	26,487	(15)(19)
				63,119	70,653
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.71%		14,788	14,693	14,785	(6)
				14,693	14,785
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	6.75%		6,046	5,929	5,925	(6)(15)
				5,929	5,925
Uniti Group LP		Specialized REITs
Fixed Rate Bond, 6.50% cash due 2/15/2029			1,500	1,404	1,400	(11)
				1,404	1,400
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		5,910	5,614	5,547	(6)
				5,614	5,547
Vertiv Group Corporation		Electrical Components & Equipment
Fixed Rate Bond, 4.125% cash due 11/15/2028			1,000	852	914	(11)
				852	914
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		3,737	3,700	3,709	(6)(15)
181 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	135	(15)
				3,700	3,844
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		25,631	24,672	25,631	(6)
18,032 Shares of Common Stock in Windstream Holdings II, LLC				216	366	(15)
109,420 Warrants in Windstream Holdings II, LLC				1,842	2,220	(15)
				26,730	28,217
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		7,617	7,180	7,236	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		16,000	15,784	15,667	(6)(15)
				22,964	22,903

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	8.00%		$40,536	$39,863	$40,057	(6)(15)
				39,863	40,057
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.00% cash due 7/26/2029	8.01%		5,000	4,925	4,931	(6)
				4,925	4,931
Zayo Group Holdings, Inc.		Alternative Carriers
Fixed Rate Bond, 6.125% cash due 3/1/2028			1,000	890	897
				890	897
Zep Inc.		Specialty Chemicals
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	9.26%		19,578	19,536	17,777	(6)(15)
				19,536	17,777
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, SONIA+7.50% cash due 7/23/2026	8.22%		£18,000	23,812	23,544	(6)(11)
				23,812	23,544
Total Non-Control/Non-Affiliate Investments (178.4% of net assets)				$2,365,667	$2,373,951
Total Portfolio Investments (198.8% of net assets)				$2,659,748	$2,644,775
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$6,228	$6,228
Other cash accounts				35,533	35,533
Total Cash and Cash Equivalents and Restricted Cash (3.1% of net assets)				$41,761	$41,761
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (201.9% of net assets)				$2,701,509	$2,686,536

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$49,897	€43,643	5/12/2022	JPMorgan Chase Bank, N.A.	$1,270
Foreign currency forward contract	$54,292	£40,109	5/12/2022	JPMorgan Chase Bank, N.A.	1,494
					$2,764

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(23,272)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2022
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to the secured overnight financing rate ("SOFR") or the sterling overnight index average ("SONIA"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.46%, the 90-day LIBOR at 1.01%, the 180-day LIBOR at 1.50%, the 360-day LIBOR at 2.20%, the PRIME at 3.50%, the SOFR at 0.28%, the SONIA at 0.69%, the 30-day EURIBOR at (0.53)%, the 90-day EURIBOR at (0.47)% and the 180-day EURIBOR at (0.38)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2022 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2022, qualifying assets represented 74.6% of the Company's total assets and non-qualifying assets represented 25.4% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructure that occurred during the year ended September 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of March 31, 2022, the accumulated PIK interest balance for the A notes and the B notes was $2.4 million and $2.4 million, respectively.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)As of March 31, 2022, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was renamed during the three months ended March 31, 2022. For periods prior to March 31, 2022, this investment was referenced as Realfi Strategic Capital Funding LLC.

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
The fair value of the Company's investments as of March 31, 2022 and September 30, 2021 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of March 31, 2022 and September 30, 2021, there were no investments on non-accrual status.
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
As of March 31, 2022 and September 30, 2021, included in restricted cash was $2.4 million and $2.3 million, respectively, that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.4 million and $2.3 million as of March 31, 2022 and September 30, 2021, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.

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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2019, 2020 and 2021. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of March 31, 2022, the adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
Note 3. Portfolio Investments
As of March 31, 2022, 198.8% of net assets at fair value, or $2.6 billion, was invested in 146 portfolio companies, including (i) $133.0 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $55.6 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of March 31, 2022, 3.1% of net assets at fair value, or $41.8 million, was invested in cash and cash equivalents (including $2.4 million of restricted cash). In comparison, as of September 30, 2021, 194.7% of net assets at fair value, or $2.6 billion, was invested in 138 portfolio investments, including (i) $133.9 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $55.6 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2021, 2.4% of net assets at fair value, or $31.6 million, was invested in cash and cash equivalents (including $2.3 million of restricted cash). As of March 31, 2022, 86.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.8% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2021, 86.7% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.6% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2022, the Company recorded net realized gains of $1.4 million and $10.7 million, respectively. During the three and six months ended March 31, 2021, the Company recorded net realized gains of $5.9 million and $14.1 million, respectively. During the three and six month ended March 31, 2022, the Company recorded net unrealized depreciation of $27.0 million and $31.6 million, respectively. During the three and six months ended March 31, 2021, the Company recorded net unrealized appreciation of $65.1 million and $112.7 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's investments as of March 31, 2022 and September 30, 2021 at cost and fair value was as follows:

	March 31, 2022		September 30, 2021
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,333,075	$2,338,069	$2,222,223	$2,259,924
Investments in equity securities	130,508	118,077	120,621	107,222
Debt investments in the JVs	146,843	151,899	146,955	151,832
Equity investments in the JVs	49,322	36,730	49,322	37,651
Total	$2,659,748	$2,644,775	$2,539,121	$2,556,629

The following table presents the composition of the Company's debt investments as of March 31, 2022 and September 30, 2021 at fixed rates and floating rates:

	March 31, 2022		September 30, 2021
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,216,924	89.03%	$2,205,648	91.45%
Fixed rate debt securities	273,044	10.97	206,108	8.55
Total	$2,489,968	100.00%	$2,411,756	100.00%

The following table presents the financial instruments carried at fair value as of March 31, 2022 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$328,082	$1,955,858	$—	$2,283,940
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	45,301	160,727	—	206,028
Investments in equity securities (preferred)	—	—	84,372	—	84,372
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	117	—	33,588	36,730	70,435
Total investments at fair value	117	373,383	2,234,545	36,730	2,644,775
Cash equivalents	6,228	—	—	—	6,228
Derivative asset	—	2,764	—	—	2,764
Total assets at fair value	$6,345	$376,147	$2,234,545	$36,730	$2,653,767
Derivative liability	$—	$23,272	$—	$—	$23,272
Total liabilities at fair value	$—	$23,272	$—	$—	$23,272
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
The following table provides a roll-forward in the changes in fair value from December 31, 2021 to March 31, 2022 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2021	$1,934,096	$161,369	$65,550	$41,942	$2,202,957
Purchases	186,142	159	18,264	614	205,179
Sales and repayments	(168,283)	(950)	(163)	(2,443)	(171,839)
Transfers in (a)	4,680	—	—	—	4,680
Capitalized PIK interest income	4,944	—	—	—	4,944
Accretion of OID	8,533	379	—	—	8,912
Net unrealized appreciation (depreciation)	(14,077)	(230)	1,233	(8,283)	(21,357)
Net realized gains (losses)	(177)	—	(512)	1,758	1,069
Fair value as of March 31, 2022	$1,955,858	$160,727	$84,372	$33,588	$2,234,545
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2022	$(10,232)	$(229)	$999	$(7,897)	$(17,359)
__________
(a) There was a transfer into Level 3 from Level 2 for an investment during the three months ended March 31, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

The following table provides a roll-forward in the changes in fair value from September 30, 2021 to March 31, 2022 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2021	$1,878,536	$176,317	$63,565	$43,163	$2,161,581
Purchases	377,229	3,748	19,243	2,055	402,275
Sales and repayments	(300,229)	(21,135)	(163)	(8,946)	(330,473)
Transfers in (a)	7,858	—	—	—	7,858
Transfers out (a)	(17,070)	—	—	—	(17,070)
Capitalized PIK interest income	11,116	313	—	—	11,429
Accretion of OID	13,911	1,198	—	—	15,109
Net unrealized appreciation (depreciation)	(23,954)	286	2,239	(1,647)	(23,076)
Net realized gains (losses)	8,461	—	(512)	(1,037)	6,912
Fair value as of March 31, 2022	$1,955,858	$160,727	$84,372	$33,588	$2,234,545
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2022	$(11,506)	$139	$2,005	$(6,757)	$(16,119)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of March 31, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,615,395	Market Yield	Market Yield	(b)	8.0%	-	30.0%	10.9%
	32,805	Enterprise Value	EBITDA Multiple	(c)	6.0x	-	8.0x	7.4x
	24,078	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	283,580	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	8,828	Market Yield	Market Yield	(b)	13.0%	-	16.0%	14.3%
Debt Investments in the JVs	151,899	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	30,847	Enterprise Value	Revenue Multiple	(c)	0.5x	-	6.0x	0.6x
	61,704	Enterprise Value	EBITDA Multiple	(c)	3.3x	-	20.5x	12.6x
	116	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	25,293	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,234,545
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2022 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$560,000	$560,000	$—	$—	$560,000
Citibank Facility payable	185,000	185,000	—	—	185,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	296,365	294,900	—	294,900	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	322,295	320,394	—	320,394	—
Total	$1,363,660	$1,360,294	$—	$615,294	$745,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,278,468	85.67%	$2,179,907	85.85%
Debt investments in the JVs	146,843	5.52%	146,955	5.79%
Preferred equity	84,881	3.19%	65,939	2.60%
Subordinated debt	54,607	2.05%	42,316	1.67%
LLC equity interests of the JVs	49,322	1.85%	49,322	1.94%
Common equity and warrants	45,627	1.72%	54,682	2.15%
Total	$2,659,748	100.00%	$2,539,121	100.00%

	March 31, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,283,940	86.36%	171.69%	$2,217,243	86.72%	168.89%
Debt investments in the JVs	151,899	5.74%	11.41%	151,832	5.94%	11.56%
Preferred equity	84,372	3.19%	6.34%	63,565	2.49%	4.84%
Subordinated debt	54,129	2.05%	4.07%	42,681	1.67%	3.25%
LLC equity interests of the JVs	36,730	1.39%	2.76%	37,651	1.47%	2.87%
Common equity and warrants	33,705	1.27%	2.53%	43,657	1.71%	3.33%
Total	$2,644,775	100.00%	198.80%	$2,556,629	100.00%	194.74%

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

	March 31, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Northeast	$745,395	28.03%	$720,781	28.39%
Midwest	387,138	14.56%	385,846	15.20%
West	353,076	13.27%	365,471	14.39%
Southeast	339,740	12.77%	294,339	11.59%
International	316,793	11.91%	268,817	10.59%
Southwest	235,759	8.86%	256,227	10.09%
South	190,719	7.17%	156,764	6.17%
Northwest	91,128	3.43%	90,876	3.58%
Total	$2,659,748	100.00%	$2,539,121	100.00%

	March 31, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$733,354	27.73%	55.13%	$721,647	28.24%	54.97%
Midwest	380,149	14.37%	28.57%	382,475	14.96%	29.13%
West	354,460	13.40%	26.64%	371,257	14.52%	28.28%
Southeast	341,912	12.93%	25.70%	299,486	11.71%	22.81%
International	317,169	11.99%	23.84%	275,904	10.79%	21.02%
Southwest	236,889	8.96%	17.81%	258,940	10.13%	19.72%
South	189,343	7.16%	14.23%	155,526	6.08%	11.85%
Northwest	91,499	3.46%	6.88%	91,394	3.57%	6.96%
Total	$2,644,775	100.00%	198.80%	$2,556,629	100.00%	194.74%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Application Software	$407,165	15.35%	$367,265	14.49%
Multi-Sector Holdings (1)	196,165	7.38	196,277	7.73
Pharmaceuticals	136,971	5.15	138,250	5.44
Data Processing & Outsourced Services	120,429	4.53	120,381	4.74
Biotechnology	117,424	4.41	111,856	4.41
Industrial Machinery	91,540	3.44	88,231	3.47
Health Care Services	84,314	3.17	84,750	3.34
Health Care Technology	73,686	2.77	13,877	0.55
Aerospace & Defense	71,219	2.68	67,629	2.66
Specialized Finance	70,476	2.65	68,554	2.70
Fertilizers & Agricultural Chemicals	64,346	2.42	66,713	2.63
Internet & Direct Marketing Retail	63,119	2.37	62,233	2.45
Construction & Engineering	61,355	2.31	61,874	2.44
Internet Services & Infrastructure	53,537	2.01	46,917	1.85
Automotive Retail	53,318	2.00	41,800	1.65
Personal Products	52,734	1.98	103,642	4.08
Home Improvement Retail	46,000	1.73	46,487	1.83
Metal & Glass Containers	45,898	1.73	17,443	0.69
Airport Services	42,487	1.60	41,699	1.64
Health Care Distributors	41,625	1.56	19,698	0.78
Leisure Facilities	41,623	1.56	25,162	0.99
Real Estate Services	40,344	1.52	40,445	1.59
Diversified Support Services	38,934	1.46	40,666	1.60
Specialty Chemicals	37,362	1.40	46,731	1.84
Oil & Gas Storage & Transportation	36,603	1.38	36,612	1.44
Health Care Supplies	36,031	1.35	29,650	1.17
Insurance Brokers	35,683	1.34	25,515	1.00
Soft Drinks	34,105	1.28	33,410	1.32
Electrical Components & Equipment	32,956	1.24	32,127	1.27
Integrated Telecommunication Services	29,461	1.11	47,059	1.85
Real Estate Operating Companies	28,935	1.09	27,531	1.08
Other Diversified Financial Services	28,837	1.08	16,104	0.63
Advertising	28,042	1.05	28,649	1.13
Oil & Gas Refining & Marketing	27,761	1.04	36,044	1.42
Movies & Entertainment	26,082	0.98	26,002	1.02
Airlines	25,820	0.97	22,417	0.88
Distributors	25,309	0.95	—	—
Health Care Equipment	24,009	0.90	23,674	0.93
Environmental & Facilities Services	19,610	0.74	—	—
Home Furnishings	19,543	0.73	19,537	0.77
Cable & Satellite	17,964	0.68	26,730	1.05
Consumer Finance	14,471	0.54	—	—
Systems Software	12,801	0.48	6,647	0.26
Auto Parts & Equipment	12,470	0.47	12,466	0.49
IT Consulting & Other Services	11,724	0.44	7,598	0.30
Air Freight & Logistics	9,664	0.36	4,925	0.19
Restaurants	9,328	0.35	9,317	0.37
Leisure Products	7,169	0.27	6,599	0.26
Alternative Carriers	5,608	0.21	6,578	0.26
Trading Companies & Distributors	5,403	0.20	—	—
Research & Consulting Services	5,236	0.20	7,354	0.29
Apparel, Accessories & Luxury Goods	5,165	0.19	5,165	0.20
Integrated Oil & Gas	4,853	0.18	4,842	0.19
Food Distributors	4,639	0.17	4,625	0.18
Apparel Retail	4,413	0.17	—	—
Housewares & Specialties	3,700	0.14	1,875	0.07
Diversified Banks	3,515	0.13	3,515	0.14
Technology Distributors	3,163	0.12	3,163	0.12
Construction Materials	2,288	0.09	2,245	0.09
Electronic Components	2,086	0.08	10,080	0.40
Specialized REITs	1,404	0.05	—	—
Education Services	985	0.04	981	0.04
Communications Equipment	841	0.03	—	—
Independent Power Producers & Energy Traders	—	—	23,458	0.92
Commercial Printing	—	—	19,685	0.78
Managed Health Care	—	—	18,654	0.73
Thrifts & Mortgage Finance	—	—	16,079	0.63
Property & Casualty Insurance	—	—	9,884	0.39
Food Retail	—	—	3,745	0.15
	$2,659,748	100.00%	$2,539,121	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$409,310	15.44%	30.79%	$372,606	14.58%	28.39%
Multi-Sector Holdings (1)	188,629	7.13	14.18	189,483	7.41	14.43
Pharmaceuticals	136,159	5.15	10.23	142,194	5.56	10.83
Biotechnology	117,881	4.46	8.86	113,641	4.44	8.66
Data Processing & Outsourced Services	112,989	4.27	8.49	113,923	4.46	8.68
Industrial Machinery	91,702	3.47	6.89	90,218	3.53	6.87
Health Care Services	78,481	2.97	5.90	84,735	3.31	6.45
Health Care Technology	73,989	2.80	5.56	13,960	0.55	1.06
Aerospace & Defense	72,585	2.74	5.46	69,602	2.72	5.30
Internet & Direct Marketing Retail	70,653	2.67	5.31	68,424	2.68	5.21
Specialized Finance	69,569	2.63	5.23	68,844	2.69	5.24
Fertilizers & Agricultural Chemicals	65,224	2.47	4.90	67,527	2.64	5.14
Construction & Engineering	62,210	2.35	4.68	63,109	2.47	4.81
Internet Services & Infrastructure	54,445	2.06	4.09	47,923	1.87	3.65
Automotive Retail	54,194	2.05	4.07	42,133	1.65	3.21
Personal Products	53,318	2.02	4.01	105,530	4.13	8.04
Home Improvement Retail	46,234	1.75	3.48	46,488	1.82	3.54
Metal & Glass Containers	45,926	1.74	3.45	17,413	0.68	1.33
Health Care Distributors	41,656	1.58	3.13	19,683	0.77	1.50
Airport Services	41,505	1.57	3.12	40,776	1.59	3.11
Real Estate Services	40,602	1.54	3.05	41,225	1.61	3.14
Leisure Facilities	39,686	1.50	2.98	22,888	0.90	1.74
Diversified Support Services	39,037	1.48	2.93	40,888	1.60	3.11
Insurance Brokers	37,394	1.41	2.81	27,612	1.08	2.10
Health Care Supplies	36,331	1.37	2.73	30,186	1.18	2.30
Specialty Chemicals	35,897	1.36	2.70	46,559	1.82	3.55
Soft Drinks	33,839	1.28	2.54	33,410	1.31	2.54
Oil & Gas Storage & Transportation	33,516	1.27	2.52	34,462	1.35	2.63
Electrical Components & Equipment	32,348	1.22	2.43	32,142	1.26	2.45
Integrated Telecommunication Services	30,969	1.17	2.33	49,607	1.94	3.78
Real Estate Operating Companies	29,569	1.12	2.22	28,341	1.11	2.16
Advertising	28,926	1.09	2.17	30,423	1.19	2.32
Oil & Gas Refining & Marketing	28,071	1.06	2.11	36,546	1.43	2.78
Other Diversified Financial Services	27,813	1.05	2.09	15,908	0.62	1.21
Movies & Entertainment	26,903	1.02	2.02	27,048	1.06	2.06
Airlines	25,830	0.98	1.94	24,554	0.96	1.87
Distributors	25,374	0.96	1.91	—	—	—
Health Care Equipment	23,862	0.90	1.79	23,763	0.93	1.81
Home Furnishings	19,619	0.74	1.47	19,735	0.77	1.50
Environmental & Facilities Services	19,460	0.74	1.46	—	—	—
Cable & Satellite	18,149	0.69	1.36	27,048	1.06	2.06
Consumer Finance	14,539	0.55	1.09	—	—	—
Systems Software	12,518	0.47	0.94	6,769	0.26	0.52
Auto Parts & Equipment	12,469	0.47	0.94	12,365	0.48	0.94
IT Consulting & Other Services	11,501	0.43	0.86	7,443	0.29	0.57
Air Freight & Logistics	9,706	0.37	0.73	4,981	0.19	0.38
Restaurants	9,341	0.35	0.70	9,451	0.37	0.72
Leisure Products	7,170	0.27	0.54	6,599	0.26	0.50
Alternative Carriers	5,743	0.22	0.43	6,939	0.27	0.53
Research & Consulting Services	5,276	0.20	0.40	7,606	0.30	0.58
Trading Companies & Distributors	4,902	0.19	0.37	—	—	—
Integrated Oil & Gas	4,897	0.19	0.37	4,884	0.19	0.37
Food Distributors	4,496	0.17	0.34	4,673	0.18	0.36
Apparel Retail	4,404	0.17	0.33	—	—	—
Housewares & Specialties	3,844	0.15	0.29	2,003	0.08	0.15
Diversified Banks	3,520	0.13	0.26	3,562	0.14	0.27
Technology Distributors	3,142	0.12	0.24	3,178	0.12	0.24
Electronic Components	2,104	0.08	0.16	10,127	0.40	0.77
Construction Materials	2,074	0.08	0.16	2,350	0.09	0.18
Specialized REITs	1,400	0.05	0.11	—	—	—
Education Services	1,004	0.04	0.08	1,009	0.04	0.08
Communications Equipment	871	0.03	0.07	—	—	—
Independent Power Producers & Energy Traders	—	—	—	23,552	0.92	1.79
Commercial Printing	—	—	—	20,100	0.79	1.53
Managed Health Care	—	—	—	18,840	0.74	1.44
Thrifts & Mortgage Finance	—	—	—	15,942	0.62	1.21
Property & Casualty Insurance	—	—	—	9,949	0.39	0.76
Food Retail	—	—	—	3,750	0.15	0.29
Total	$2,644,775	100.00%	198.80%	$2,556,629	100.00%	194.74%
___________________
(1)This industry includes the Company's investments in the JVs and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2022 and September 30, 2021, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2022 and September 30, 2021, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of each of March 31, 2022 and September 30, 2021. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2022, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date was May 3, 2028. As of March 31, 2022, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% per annum for the first year after the reinvestment period, 3-month LIBOR plus 2.25% for the following year and 3-month LIBOR plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. $220.0 million and $215.6 million of borrowings were outstanding under the SLF JV I Deutsche Bank Facility as of March 31, 2022 and September 30, 2021, respectively.
As of March 31, 2022 and September 30, 2021, SLF JV I had total assets of $389.9 million and $379.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 60 and 55 portfolio companies as of March 31, 2022 and September 30, 2021, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of March 31, 2022, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $133.0 million in aggregate, at fair value. As of September 30, 2021, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $133.9 million in aggregate, at fair value.
As of each of March 31, 2022 and September 30, 2021, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of each of March 31, 2022 and September 30, 2021, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Senior secured loans (1)	$362,052	$344,196
Weighted average interest rate on senior secured loans (2)	5.86%	5.60%
Number of borrowers in SLF JV I	60	55
Largest exposure to a single borrower (1)	$9,750	$9,875
Total of five largest loan exposures to borrowers (1)	$47,621	$46,984
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of March 31, 2022

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	4.21%	Diversified Support Services	$9,063	$9,040	$8,942	(4)
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.26%	Construction & Engineering	8,740	8,586	8,652	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.26%	Pharmaceuticals	9,508	9,376	8,920	(4)
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%	Distributors	4,897	4,836	4,866	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	7,840	7,762	7,637	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	4.76%	Personal Products	1,547	1,209	1,354
Apptio, Inc.	First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	154	150	151	(4)(5)
Apptio, Inc.	First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%	Application Software	4,615	4,573	4,579	(4)
Total Apptio, Inc.				4,769	4,723	4,730
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	6.75%	Paper Packaging	4,197	4,117	4,126
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027		Paper Packaging	—	(10)	(8)	(5)
Total ASP-R-PAC Acquisition Co LLC				4,197	4,107	4,118
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%	Application Software	7,382	7,195	7,183	(4)
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	5.71%	Property & Casualty Insurance	1,846	1,828	1,807
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	6,370	6,262	6,007	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.01%	Health Care Services	6,403	6,343	6,323
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	1,580	1,560	1,542	(4)(5)
Total BAART Programs, Inc.				7,983	7,903	7,865
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	3.46%	Data Processing & Outsourced Services	9,625	9,614	9,464
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	4.21%	Systems Software	3,124	3,092	3,110
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.45%	Oil & Gas Equipment & Services	7,214	7,198	7,137
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 11/24/2026	6.25%	Application Software	7,481	7,373	7,418
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Centerline Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/10/2027	6.50%	Wireless Telecommunication Services	4,380	4,299	4,302
Centerline Communications, LLC	First Lien Revolver, LIBOR+5.50% cash due 8/10/2027		Wireless Telecommunication Services	—	(11)	(11)	(5)
Total Centerline Communications, LLC				4,380	4,288	4,291
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	7,074	7,003	7,070	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.00%	Movies & Entertainment	6,484	6,451	6,382
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+3.50% cash due 12/11/2026	4.50%	Alternative Carriers	4,340	4,237	4,311
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.46%	IT Consulting & Other Services	7,411	7,217	7,118	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.01%	Biotechnology	$5,850	$5,806	$5,839
Dcert Buyer, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.46%	Internet Services & Infrastructure	2,870	2,863	2,854
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%	Cable & Satellite	5,730	5,673	5,731	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	6.25%	Paper Products	3,222	3,194	3,198
Domtar Corporation	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 11/30/2028		Paper Products	—	(13)	(11)	(5)
Total Domtar Corporation				3,222	3,181	3,187
Eagle Parent Corp.	First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	4.75%	Industrial Machinery	4,500	4,388	4,472
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	7,369	7,295	7,353
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%	Leisure Products	7,481	7,406	7,360
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%	Health Care Services	1,990	1,990	1,981	(4)
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.25%	Health Care Services	2,203	2,172	2,192
Total Global Medical Response, Inc.				4,193	4,162	4,173
Grab Holdings Inc.	First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%	Interactive Media & Services	2,970	2,902	2,911
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.26%	Pharmaceuticals	7,444	7,315	7,397
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.76%	Personal Products	9,750	9,500	9,555	(4)
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	6.50%	Health Care Services	7,481	7,342	7,406
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	6.01%	Real Estate Services	7,405	7,346	7,294	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	5.22%	Application Software	7,900	7,782	7,775
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.96%	Electronic Components	7,404	7,306	7,250
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.38%	Internet Services & Infrastructure	4,651	4,608	4,581	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(5)	(7)	(4)(5)
Total Mindbody, Inc.				4,651	4,603	4,574
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.51%	Application Software	5,733	5,699	5,714	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(1)	(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(1)	(4)(5)
Total MRI Software LLC				5,733	5,693	5,712
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.51%	Electrical Components & Equipment	6,720	6,706	6,686
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.46%	Application Software	7,816	7,781	7,706	(4)
Park Place Technologies, LLC	First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%	Internet Services & Infrastructure	4,950	4,791	4,936	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.26%	Application Software	4,503	4,435	4,480	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	6,796	6,680	6,660	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(7)	(8)	(4)(5)
Total Pluralsight, LLC				6,796	6,673	6,652
RevSpring, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	5.26%	Commercial Printing	9,675	9,653	9,557

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	$2,657	$2,631	$2,561	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	138	138	129
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	8,245	8,235	7,709
Total SHO Holding I Corporation				8,383	8,373	7,838
Sirva Worldwide, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.96%	Diversified Support Services	1,072	1,056	993	(4)
Sorenson Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.51%	Communications Equipment	2,704	2,677	2,704
Spanx, LLC	First Lien Term Loan, LIBOR+5.50% cash due 11/20/2028	6.25%	Apparel Retail	8,978	8,807	8,798	(4)
SPX Flow, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/18/2029	5.00%	Industrial Machinery	7,500	7,163	7,316
Star US Bidco LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%	Industrial Machinery	5,414	5,273	5,371
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.76%	Application Software	7,783	7,472	7,348	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	3,394	3,382	3,373
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	7.01%	Health Care Supplies	7,322	7,180	7,176	(4)
Trench Plate Rental, Co.	First Lien Term Loan, LIBOR+4.75% cash due 12/3/2026	5.76%	Construction Materials	3,921	3,862	3,861
Trench Plate Rental, Co.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 12/3/2026		Construction Materials	—	(11)	—	(5)
Trench Plate Rental, Co.	First Lien Revolver, LIBOR+4.75% cash due 12/3/2026	5.76%	Construction Materials	24	16	15	(5)
Total Trench Plate Rental, Co.				3,945	3,867	3,876
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%	Application Software	6,403	6,314	6,009	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.46%	Health Care Technology	1,075	1,063	1,074
Waystar Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.46%	Health Care Technology	5,880	5,851	5,873
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	7,859	7,613	7,859	(4)
WP CPP Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%	Aerospace & Defense	1,995	1,910	1,895	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	6,000	5,968	5,875	(4)
Total Portfolio Investments				$362,052	$363,696	$360,864
_________
(1) Represents the interest rate as of March 31, 2022. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of March 31, 2022, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 0.46%, the 90-day LIBOR at 1.01%, the 180-day LIBOR at 1.50%, the 360-day LIBOR at 2.20% and the SOFR at 0.28%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2022 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of March 31, 2022.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of each of March 31, 2022 and September 30, 2021. The Company earned interest income of $1.9 million and $3.9 million on the SLF JV I Notes for the three and six months ended March 31, 2022, respectively. The Company earned interest income of $1.7 million and $3.5 million on the SLF JV I Notes for the three and six months ended March 31, 2021, respectively. As of March 31, 2022, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $36.7 million, respectively, as of March 31, 2022, and $49.3 million and $37.7 million, respectively, as of September 30, 2021. The Company earned $0.7 million and $1.2 million in dividend income for the three and six months ended March 31, 2022, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company did not earn dividend income for the three and six months ended March 31, 2021 with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2022 and September 30, 2021 and for the three and six months ended March 31, 2022 and 2021:

	March 31, 2022	September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2022: $363,696; cost September 30, 2021: $346,052)	$360,864	$346,665
Cash and cash equivalents	19,544	23,446
Restricted cash	4,384	4,517
Other assets	5,095	4,529
Total assets	$389,887	$379,157

Senior credit facility payable	$220,000	$215,620
SLF JV I Notes payable at fair value (proceeds March 31, 2022: $110,000; proceeds September 30, 2021: $110,000)	110,000	110,000
Other liabilities	17,909	10,507
Total liabilities	$347,909	$336,127
Members' equity	41,978	43,030
Total liabilities and members' equity	$389,887	$379,157

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Selected Statements of Operations Information:
Interest income	$5,445	$4,813	$10,868	$9,288
Other income	62	473	73	527
Total investment income	5,507	5,286	10,941	9,815
Senior credit facility interest expense	1,552	1,218	3,066	2,793
SLF JV I Notes interest expense	2,200	1,964	4,449	3,970
Other expenses	42	75	121	137
Total expenses (1)	3,794	3,257	7,636	6,900
Net unrealized appreciation (depreciation)	(2,920)	3,441	(3,445)	11,927
Net realized gains (losses)	29	145	403	1
Net income (loss)	$(1,178)	$5,615	$263	$14,843
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
During the six months ended March 31, 2022, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions. The Company did not sell any senior secured debt investments to SLF JV I during the three months ended March 31, 2022. During the three and six months ended March 31, 2021, the Company sold $35.0 million of senior secured debt investments to SLF JV I at fair value for $34.5 million cash consideration. A gain of $2.0 million was recognized by the Company on these transactions.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

OCSI Glick JV LLC
On March 19, 2021, as a result of the consummation of the Mergers, the Company became party to the LLC agreement of Glick JV. The Company co-invests primarily in senior secured loans of middle-market companies with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the Glick JV, the Company does not consolidate the Glick JV.
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of March 31, 2022 and September 30, 2021, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of March 31, 2022, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of March 31, 2022, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 3-month LIBOR plus 2.75% thereafter, in each case with a 0.125% LIBOR floor. $76.1 million and $71.9 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of March 31, 2022 and September 30, 2021, respectively.
As of March 31, 2022 and September 30, 2021, the Glick JV had total assets of $149.9 million and $141.0 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 44 and 37 portfolio companies as of March 31, 2022 and September 30, 2021, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $55.6 million in the aggregate at fair value as of each of March 31, 2022 and September 30, 2021. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of March 31, 2022 and September 30, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of March 31, 2022 and September 30, 2021, of which $73.5 million was from the Company. As of each of March 31, 2022 and September 30, 2021, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of March 31, 2022 and September 30, 2021, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Senior secured loans (1)	$141,187	$126,512
Weighted average current interest rate on senior secured loans (2)	6.05%	5.86%
Number of borrowers in the Glick JV	44	37
Largest loan exposure to a single borrower (1)	$6,733	$6,907
Total of five largest loan exposures to borrowers (1)	$28,141	$28,324
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of March 31, 2022

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.26%	Construction & Engineering	$4,768	$4,687	$4,720	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.26%	Pharmaceuticals	6,733	6,636	6,316	(4)
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%	Distributors	2,904	2,868	2,886	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,940	2,911	2,864	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	4.76%	Personal Products	922	716	807
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	6.75%	Paper Packaging	1,743	1,709	1,713
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027		Paper Packaging	—	(4)	(4)	(5)
Total ASP-R-PAC Acquisition Co LLC				1,743	1,705	1,709
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%	Application Software	3,491	3,410	3,397	(4)
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	5.71%	Property & Casualty Insurance	923	914	904
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,675	3,613	3,465	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.01%	Health Care Services	3,415	3,383	3,372
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	721	713	704	(4)(5)
Total BAART Programs, Inc.				4,136	4,096	4,076
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.45%	Oil & Gas Equipment & Services	4,809	4,799	4,758
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 11/24/2026	6.25%	Application Software	3,990	3,932	3,956
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,537	3,502	3,535	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.00%	Movies & Entertainment	2,494	2,481	2,455
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.01%	Biotechnology	2,885	2,864	2,880
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%	Cable & Satellite	2,865	2,836	2,865	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	6.25%	Paper Products	$2,027	$2,007	$2,012
Domtar Corporation	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 11/30/2028		Paper Products	—	(10)	(7)	(5)
Total Domtar Corporation				2,027	1,997	2,005
Eagle Parent Corp.	First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	4.75%	Industrial Machinery	2,500	2,438	2,484
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,456	2,432	2,451
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%	Leisure Products	3,990	3,950	3,925
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	431	422	430	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.26%	Pharmaceuticals	3,970	3,901	3,945
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,217	3,216	3,043
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.76%	Personal Products	2,438	2,375	2,389	(4)
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	6.50%	Health Care Services	3,990	3,916	3,950
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,439	3,184	3,129
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.96%	Electronic Components	1,365	1,169	1,337
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.51%	Application Software	1,655	1,641	1,649	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
Total MRI Software LLC				1,655	1,640	1,649
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.51%	Electrical Components & Equipment	5,280	5,269	5,254
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.46%	Application Software	3,908	3,890	3,853	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.26%	Application Software	2,842	2,799	2,828	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	4,465	4,390	4,376	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(5)	(6)	(4)(5)
Total Pluralsight, LLC				4,465	4,385	4,370
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,772	1,754	1,707	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,126	6,111	5,728
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	96
Total SHO Holding I Corporation				6,228	6,213	5,824
Spanx, LLC	First Lien Term Loan, LIBOR+5.50% cash due 11/18/2028	6.25%	Apparel Retail	4,988	4,893	4,888	(4)
SPX Flow, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/18/2029	5.00%	Industrial Machinery	4,000	3,820	3,902
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.76%	Application Software	2,835	2,707	2,677	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	3,394	3,382	3,373
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	7.01%	Health Care Supplies	3,039	2,980	2,978	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,591	1,590	1,408
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.46%	Health Care Technology	1,712	1,701	1,710
Waystar Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.46%	Health Care Technology	1,930	1,921	1,928

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	$4,912	$4,758	$4,912	(4)
WP CPP Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%	Aerospace & Defense	998	955	948	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,984	2,937	(4)
Total WP CPP Holdings, LLC				3,998	3,939	3,885
Total Portfolio Investments				$141,187	$138,611	$137,827
__________
(1) Represents the interest rate as of March 31, 2022. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2022, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 0.46%, the 90-day LIBOR at 1.01%, the 180-day LIBOR at 1.50% and the 360-day LIBOR at 2.20% and the SOFR at 0.28%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2022 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of March 31, 2022.
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.6 million and $55.6 million, respectively, as of March 31, 2022. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the three and six months ended March 31, 2022, the Company's investment in the Glick JV Notes earned interest income of $1.0 million and $2.1 million, respectively. For the period from March 19, 2021 to March 31, 2021, the Company's investment in the Glick JV Notes earned interest income of $0.1 million. The Company did not earn dividend income for the three and six months ended March 31, 2022 and for the period from March 19, 2021 to March 31, 2021 with respect to its investment in the LLC equity interest of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

As of March 31, 2022, the Glick JV Notes bore interest at a rate of one-month LIBOR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of March 31, 2022 and September 30, 2021 and for the three and six months ended March 31, 2022 and for the period from March 19, 2021 to March 31, 2021:

	March 31, 2022	September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2022: $138,611; September 30, 2021: $124,112)	$137,827	$124,108
Cash and cash equivalents	8,657	14,087
Restricted cash	1,261	1,055
Other assets	2,147	1,750
Total assets	$149,892	$141,000

Senior credit facility payable	$76,082	$71,882
Glick JV Notes payable at fair value (proceeds March 31, 2022: $69,585; September 30, 2021: $70,525)	63,598	63,522
Other liabilities	10,212	5,596
Total liabilities	$149,892	$141,000
Members' equity	—	—
Total liabilities and members' equity	$149,892	$141,000

	For the three months ended March 31, 2022	For the six months ended March 31, 2022	For the period from March 19, 2021 to March 31, 2021
Selected Statements of Operations Information:
Interest income	$2,220	$4,380	$304
Fee income	35	35	3
Total investment income	2,255	4,415	307
Senior credit facility interest expense	538	1,048	89
Glick JV Notes interest expense	801	1,619	120
Other expenses	29	68	6
Total expenses (1)	1,368	2,735	215
Net unrealized appreciation (depreciation)	(914)	(1,796)	(124)
Realized gain (loss)	27	116	32
Net income (loss)	$—	$—	$—
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

During the three and six months ended March 31, 2022 and the period from March 19, 2021 to March 31, 2021, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three and six months ended March 31, 2022, the Company recorded total fee income of $1.9 million and $2.8 million, respectively, of which $0.2 million and $0.4 million, respectively, was recurring in nature. For the three and six months ended March 31, 2021, the Company recorded total fee income of $2.3 million and $5.6 million, respectively, of which $0.1 million and $0.2 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2022 and 2021:

(Share amounts in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$14,441	$88,117	$53,849	$153,661
Weighted average common shares outstanding — basic and diluted	181,598	146,652	180,982	143,775
Earnings (loss) per common share — basic and diluted	$0.08	$0.60	$0.30	$1.07

Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2022:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2021	180,361	$1,804	$1,804,354	$(493,335)	$1,312,823
Net investment income	—	—	—	32,295	32,295
Net unrealized appreciation (depreciation)	—	—	—	(4,586)	(4,586)
Net realized gains (losses)	—	—	—	9,321	9,321
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	2,378	2,378
Distributions to stockholders	—	—	—	(27,956)	(27,956)
Issuance of common stock under dividend reinvestment plan	108	1	785	—	786
Balance as of December 31, 2021	180,469	$1,805	$1,805,139	$(481,883)	$1,325,061
Net investment income	—	—	—	40,098	40,098
Net unrealized appreciation (depreciation)	—	—	—	(27,038)	(27,038)
Net realized gains (losses)	—	—	—	1,402	1,402
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(21)	(21)
Distributions to stockholders	—	—	—	(29,271)	(29,271)
Issuance of common stock in connection with the "at the market" offering	2,632	26	19,353	—	19,379
Issuance of common stock under dividend reinvestment plan	104	1	765	—	766
Balance as of March 31, 2022	183,205	$1,832	$1,825,257	$(496,713)	$1,330,376

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the changes in net assets for the three and six months ended March 31, 2021:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2020	140,961	$1,409	$1,487,774	$(574,304)	$914,879
Net investment income	—	—	—	10,018	10,018
Net unrealized appreciation (depreciation)	—	—	—	47,556	47,556
Net realized gains (losses)	—	—	—	8,215	8,215
Provision for income tax (expense) benefit	—	—	—	(245)	(245)
Distributions to stockholders	—	—	—	(15,506)	(15,506)
Issuance of common stock under dividend reinvestment plan	94	1	527	—	528
Repurchases of common stock under dividend reinvestment plan	(94)	(1)	(527)	—	(528)
Balance as of December 31, 2020	140,961	$1,409	$1,487,774	$(524,266)	$964,917
Net investment income	—	—	—	18,114	18,114
Net unrealized appreciation (depreciation)	—	—	—	65,144	65,144
Net realized gains (losses)	—	—	—	5,856	5,856
Provision for income tax (expense) benefit	—	—	—	(997)	(997)
Distributions to stockholders	—	—	—	(16,915)	(16,915)
Issuance of common stock in connection with the Mergers	39,400	395	242,309	—	242,704
Issuance of common stock under dividend reinvestment plan	82	1	510	—	511
Repurchases of common stock under dividend reinvestment plan	(82)	(1)	(510)	—	(511)
Balance as of March 31, 2021	180,361	$1,804	$1,730,083	$(453,064)	$1,278,823
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

For income tax purposes, the Company has reported its distributions for the 2021 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2021 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 13, 2021	December 15, 2021	December 31, 2021	$0.155	$ 27.2 million	107,971	$ 0.8 million
January 28, 2022	March 15, 2022	March 31, 2022	0.16	28.5 million	104,411	0.8 million
Total for the six months ended March 31, 2022			$0.315	$ 55.7 million	212,382	$ 1.6 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (2)	DRIP Shares Value
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964	$ 0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
Total for the six months ended March 31, 2021			$0.23	$ 31.4 million	175,666	$ 1.0 million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.
Common Stock Issuances
During the three and six months ended March 31, 2022, the Company issued an aggregate of 104,411 and 212,382 shares of common stock, respectively, as part of the DRIP.
On February 7, 2022, the Company entered into an equity distribution agreement by and among the Company, Oaktree, Oaktree Administrator and Keefe, Bruyette & Woods, Inc., JMP Securities LLC, Raymond James & Associates, Inc. and SMBC Nikko Securities America, Inc., as placement agents, in connection with the issuance and sale by the Company of shares of common stock, having an aggregate offering price of up to $125.0 million. Sales of the common stock may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
In connection with the "at the market" offering, the Company issued and sold the following shares of common stock during the three and six months ended March 31, 2022:

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	2,632,260	$19,794	$198	$19,596	$7.52
 __________
(1) Net proceeds excludes offering costs of $0.2 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.

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

On December 10, 2021, the Company entered into an incremental commitment and assumption agreement pursuant to which a new lender provided additional commitments of $50 million under the Syndicated Facility. As of March 31, 2022, the size of the Syndicated Facility was $1.0 billion. In addition, pursuant to an "accordion" feature, the Company may increase the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of March 31, 2022, (i) the period during which the Company may make drawings will expire on May 4, 2025 and the maturity date is May 4, 2026 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSL Senior Funding II LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of March 31, 2022, except for assets that were held by OCSL Senior Funding II LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of March 31, 2022, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of March 31, 2022 and September 30, 2021, the Company had $560.0 million and $495.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $560.0 million and $495.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.193% and 2.229% for the six months ended March 31, 2022 and 2021, respectively. For the three and six months ended March 31, 2022, the Company recorded interest expense (inclusive of fees) of $4.0 million and $7.8 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2021, the Company recorded interest expense (inclusive of fees) of $3.3 million and $6.5 million, respectively, related to the Syndicated Facility.
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
On November 18, 2021, the Company entered into an amendment to the Citibank Facility that, among other things, increased the size of the facility by $50 million and extended the reinvestment period and final maturity date. As of March 31, 2022, the Company was able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2022, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of March 31, 2022, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of March 31, 2022, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of the Company’s equity

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

interests in OCSL Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of March 31, 2022 and September 30, 2021, the Company had $185.0 million and $135.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $185.0 million and $135.0 million, respectively. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.060% and 2.191% for the six months ended March 31, 2022 and the period from March 19, 2021 to March 31, 2021, respectively. For the three and six months ended March 31, 2022, the Company recorded interest expense (inclusive of fees) of $1.1 million and $1.9 million related to the Citibank Facility. For the period from March 19, 2021 to March 31, 2021, the Company recorded interest expense (inclusive of fees) of $0.1 million related to the Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2022, the Company did not repurchase any of the 2025 Notes in the open market.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2022, the Company did not repurchase any of the 2027 Notes in the open market.
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
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of March 31, 2022 and September 30, 2021:

	As of March 31, 2022		As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(2.1)	(3.6)	(2.6)	(4.0)
Unaccreted discount	(1.5)	(0.8)	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(23.3)	—	(2.1)
Net carrying value	$296.4	$322.3	$295.7	$343.0
Fair Value	$294.9	$320.4	$314.5	$351.1
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and six months ended March 31, 2022:

($ in millions)	2025 Notes		2027 Notes
	Three months ended March 31, 2022	Six months ended March 31, 2022	Three months ended March 31, 2022	Six months ended March 31, 2022
Coupon interest	$2.6	$5.3	$2.4	$4.8
Amortization of financing costs and discount	0.3	0.6	0.2	0.4
Effect of interest rate swap	—	—	(0.7)	(1.5)
Total interest expense	$2.9	$5.9	$1.9	$3.7
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	1.877%	1.867%
The below table presents the components of interest and other debt expenses related to the 2025 Notes for the three and six months ended March 31, 2021:

($ in millions)	2025 Notes
	Three months ended March 31, 2021	Six months ended March 31, 2021
Coupon interest	$2.6	$5.3
Amortization of financing costs and discount	0.3	0.6
Total interest expense	$2.9	$5.9
Coupon interest rate	3.500%	3.500%

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Net increase (decrease) in net assets resulting from operations	$14,441	$88,117	$53,849	$153,661
Net unrealized (appreciation) depreciation	27,038	(65,144)	31,624	(112,700)
Book/tax difference due to organizational costs	(22)	—	(44)	(22)
Book/tax difference due to interest income on certain loans	—	(469)	—	(339)
Book/tax difference due to capital losses utilized	(4,916)	(11,954)	(15,447)	(21,897)
Other book/tax differences	1,393	12,018	(9,778)	17,632
Taxable/Distributable Income (1)	$37,934	$22,568	$60,204	$36,335
 __________
(1) The Company's taxable income for the three and six months ended March 31, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of March 31, 2022, $3.0 million of the $4.7 million deferred tax assets would not more likely than not be realized in future periods. As of March 31, 2022, the Company recorded a net deferred tax asset of $1.7 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2022, the Company recognized a total provision for income tax related to realized and unrealized gains (losses) of less than $0.1 million.
For the six months ended March 31, 2022, the Company recognized a total benefit for income tax related to realized and unrealized gains (losses) of $2.4 million, which was composed of (i) a current income tax benefit of approximately $1.4 million, and (ii) a deferred income tax benefit of approximately $1.0 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. For the six months ended March 31, 2022, the

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
During the three months ended March 31, 2022, the Company recorded an aggregate net realized gain of $1.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
TigerConnect Inc.	1.8
Other, net	(0.4)
Total, net	$1.4
During the three months ended March 31, 2021, the Company recorded an aggregate net realized gain of $5.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
LTI Holdings, Inc.	$2.6
L Squared Capital Partners LLC	2.0
BX Commercial Mortgage Trust 2020-VIVA	1.1
Other, net	0.2
Total, net	$5.9

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the six months ended March 31, 2022, the Company recorded an aggregate net realized gain of $10.7 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$3.4
OmniSYS Acquisition Corporation	2.0
First Star Speir Aviation Limited	1.9
TigerConnect Inc.	1.8
Other, net	1.6
Total, net	$10.7
During the six months ended March 31, 2021, the Company recorded an aggregate net realized gain of $14.1 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
PLATO Learning Inc.	$7.8
L Squared Capital Partners LLC	3.4
LTI Holdings, Inc.	2.6
BX Commercial Mortgage Trust 2020-VIVA	2.3
ExamSoft Worldwide Inc.	0.9
California Pizza Kitchen Inc.	(1.8)
99 Cents Only Stores	(0.9)
Other, net	(0.2)
Total, net	$14.1

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended March 31, 2022 and 2021, the Company recorded net unrealized appreciation (depreciation) of $(27.0) million and $65.1 million, respectively. For the three months ended March 31, 2022, this consisted of $16.6 million of net unrealized depreciation on debt investments, $8.7 million of net unrealized depreciation on equity investments and $3.4 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $1.7 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended March 31, 2021, this consisted of $46.9 million of net unrealized appreciation on debt investments, $23.3 million of net unrealized appreciation on equity investments and $3.5 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $8.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
During the six months ended March 31, 2022 and 2021, the Company recorded net unrealized appreciation (depreciation) of $(31.6) million and $112.7 million, respectively. For the six months ended March 31, 2022, this consisted of $18.9 million of net unrealized depreciation on debt investments, $7.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $5.9 million of net unrealized depreciation on equity investments, partially offset by $0.9 million of net unrealized appreciation of foreign currency forward contracts. For the six months ended March 31, 2021, this consisted of $73.7 million of net unrealized appreciation on debt investments, $31.7 million of net unrealized appreciation on equity investments, $6.2 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.1 million of net unrealized appreciation of foreign currency forward contracts.

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

Note 10. Related Party Transactions

As of March 31, 2022 and September 30, 2021, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $22.8 million and $32.6 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three and six months ended March 31, 2022, the base management fee incurred under the Investment Advisory Agreement was $9.3 million (net of waiver) and $18.5 million (net of waiver), respectively. For the three and six months ended March 31, 2021, the base management fee incurred under the Investment Advisory Agreement was $7.0 million (net of waiver) and $13.5 million (net of waiver), respectively.

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

For the three and six months ended March 31, 2022, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $6.7 million and $13.2 million, respectively. For the three and six months ended March 31, 2021, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $4.4 million and $8.6 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the Mergers for the period from October 1, 2018 to the date of closing of the Mergers, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of March 31, 2022, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Agreement (net of waivers). For the three and six months ended March 31, 2022, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2022, $3.7 million and $2.0 million of accrued capital gains incentive fees were reversed. respectively. For the three and six months ended March 31, 2021, $3.6 million and $13.1 million of accrued capital gains incentive fees were expensed, respectively. As of March 31, 2022, the total accrued capital gains incentive fee liability was $6.8 million. Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of March 31, 2022 under the Investment Advisory Agreement, the amount payable would have been $0.6 million.
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
For the three months ended March 31, 2022 and 2021, the Company accrued administrative expenses of $0.4 million and $0.3 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively. For the six months ended March 31, 2022 and 2021, the Company accrued administrative expenses of $0.9 million and $0.7 million, respectively, including $0.2 million and $0.1 million of general and administrative expenses, respectively.
As of March 31, 2022 and September 30, 2021, $3.2 million and $4.4 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Net asset value per share at beginning of period	$7.34	$6.85	$7.28	$6.49
Net investment income (1)	0.22	0.12	0.40	0.20
Net unrealized appreciation (depreciation) (1)	(0.15)	0.40	(0.17)	0.73
Net realized gains (losses) (1)	0.01	0.04	0.06	0.10
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	(0.01)	0.01	(0.01)
Distributions of net investment income to stockholders	(0.16)	(0.12)	(0.32)	(0.23)
Issuance of common stock	—	(0.19)	—	(0.19)
Net asset value per share at end of period	7.26	7.09	7.26	7.09
Per share market value at beginning of period	$7.46	$5.57	$7.06	$4.84
Per share market value at end of period	7.37	6.20	7.37	6.20
Total return (2)	0.95%	13.44%	8.94%	33.11%
Common shares outstanding at beginning of period	180,469	140,961	180,361	140,961
Common shares outstanding at end of period	183,205	180,361	183,205	180,361
Net assets at beginning of period	$1,325,061	$964,917	$1,312,823	$914,879
Net assets at end of period	$1,330,376	$1,278,823	$1,330,376	$1,278,823
Average net assets (3)	$1,335,113	$1,040,838	$1,331,484	$992,644
Ratio of net investment income to average net assets (4)	12.18%	7.06%	10.90%	5.68%
Ratio of total expenses to average net assets (4)	7.58%	9.33%	8.29%	10.53%
Ratio of net expenses to average net assets (4)	7.35%	9.28%	8.06%	10.51%
Ratio of portfolio turnover to average investments at fair value	6.93%	12.69%	16.03%	22.91%
Weighted average outstanding debt (5)	$1,374,167	$810,738	$1,352,418	$756,399
Average debt per share (1)	$7.57	$5.53	$7.47	$5.26
Asset coverage ratio at end of period (6)	193.12%	214.28%	193.12%	214.28%

 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of principal debt outstanding for the period.
(6)	Based on outstanding senior securities of $1,395.0 million and $1,114.8 million as of March 31, 2022 and 2021, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2022, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
In connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of March 31, 2022, the Company paid $25.1 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$49,897	€43,643	5/12/2022	$1,270	$—	Derivative asset
Foreign currency forward contract	$54,292	£40,109	5/12/2022	$1,494	$—	Derivative asset
				$2,764	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$52,186	£37,709	11/12/2021	$1,339	$—	Derivative asset
Foreign currency forward contract	$46,663	€39,736	11/12/2021	$573	$—	Derivative asset
				$1,912	$—
Certain information related to the Company’s interest rate swap is presented below as of March 31, 2022.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$23,272	Derivative liability
			$—	$23,272
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2021.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$2,108	Derivative liability
			$—	$2,108

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2022, the Company's only off-balance sheet arrangements

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

consisted of $243.8 million of unfunded commitments, which was comprised of $194.8 million to provide debt and equity financing to certain of its portfolio companies and $49.0 million to provide financing to the JVs. As of September 30, 2021, the Company's only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of its portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of March 31, 2022 and September 30, 2021 is shown in the table below:

	March 31, 2022	September 30, 2021
Fairbridge Strategic Capital Funding LLC	$42,850	$—
Senior Loan Fund JV I, LLC	35,000	35,000
Athenex, Inc.	21,072	21,072
OCSI Glick JV LLC	13,998	13,998
Marinus Pharmaceuticals, Inc.	11,468	18,349
Dominion Diagnostics, LLC	11,148	11,148
Latam Airlines Group S.A.	9,911	7,267
BAART Programs, Inc.	9,561	3,583
MRI Software LLC	6,800	2,699
Innocoll Pharmaceuticals Limited	6,292	—
NeuAG, LLC	5,441	5,441
RumbleOn, Inc.	4,823	16,301
Ardonagh Midco 3 PLC	4,372	14,892
Mindbody, Inc.	4,000	4,000
OTG Management, LLC	3,789	3,789
PFNY Holdings, LLC	3,755	—
Accupac, Inc.	3,675	3,267
Mesoblast, Inc.	3,553	—
Pluralsight, LLC	3,532	3,532
Assembled Brands Capital LLC	3,527	24,868
Dialyze Holdings, LLC	3,431	3,431
Spanx, LLC	3,092	—
Thrasio, LLC	2,578	2,578
PRGX Global, Inc.	2,518	2,518
Liquid Environmental Solutions Corporation	2,324	—
MHE Intermediate Holdings, LLC	2,277	3,466
Acquia Inc.	2,240	2,061
Relativity ODA LLC	2,218	2,218
CorEvitas, LLC	1,831	3,235
Telestream Holdings Corporation	1,759	1,266
Tahoe Bidco B.V.	1,741	—
LSL Holdco, LLC	1,710	—
Berner Food & Beverage, LLC	1,671	2,475
Apptio, Inc.	1,338	1,338
Coyote Buyer, LLC	1,333	1,333
Kings Buyer, LLC	1,208	—
Digital.AI Software Holdings, Inc.	718	898
109 Montgomery Owner LLC	688	937
GKD Index Partners, LLC	320	320
Thermacell Repellents, Inc.	229	833
The Avery	29	1,850
Gulf Operating, LLC	—	10,064
Coty Inc.	—	9,886
Sunland Asphalt & Construction, LLC	—	6,492
Olaplex, Inc.	—	4,806
Pingora MSR Opportunity Fund I-A, LP	—	3,500
SIO2 Medical Products, Inc.	—	3,406
SumUp Holdings Luxembourg S.À.R.L.	—	3,350
4 Over International, LLC	—	2,300
Ministry Brands, LLC	—	1,100
CircusTrix Holdings, LLC	—	37
Total	$243,820	$264,904

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2022, except as discussed below.
Distribution Declaration
On April 29, 2022, the Company’s Board of Directors declared a quarterly distribution of $0.165 per share, payable in cash on June 30, 2022 to stockholders of record on June 15, 2022.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2021	Gross Additions (3)	Gross Reductions (4)	Fair Value as of March 31, 2022	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.1%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.01%		$23,201	—	790	27,381	—	(4,180)	23,201	1.7%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	28	—	—	—	—	—%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	3,308	18,065	—	(6,953)	11,112	0.8%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			—	7,500	—	7,500	—	(7,500)	—	—%
100% equity interest				(5,632)	158	698	—	(698)	—	—%
OCSI Glick JV LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.60%		60,887	—	2,128	55,582	890	(823)	55,649	4.2%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	—	3,893	96,250	—	—	96,250	7.2%
87.5% LLC equity interest				—	1,151	37,651	—	(921)	36,730	2.8%
Total Control Investments			$180,338	$1,868	$11,456	$270,765	$890	$(21,075)	$250,580	18.8%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	7.76%		$18,242	$—	$710	$15,712	$7,594	$(5,368)	$17,938	1.3%
1,609,201 Class A Units				—	—	587	—	(185)	402	—%
1,019,168.80 Preferred Units, 6%				—	—	1,152	30	—	1,182	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	838	—	(116)	722	0.1%
Total Affiliate Investments			$18,242	$—	$710	$18,289	$7,624	$(5,669)	$20,244	1.5%
Total Control & Affiliate Investments			$198,580	$1,868	$12,166	$289,054	$8,514	$(26,744)	$270,824	20.3%

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2021.
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
•risks associated with possible disruption in our operations or the economy generally due to terrorism, war or other geopolitical conflict (including the current conflict between Russia and Ukraine), natural disasters or the COVID-19 pandemic;
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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by approximately $800 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $86 million at fair value as of March 31, 2022. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.

On March 19, 2021, we acquired Oaktree Strategic Income Corporation, or OCSI, pursuant to the Merger Agreement, dated as of October 28, 2020, by and among OCSI, us, Lion Merger Sub, Inc., our wholly-owned subsidiary, or Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OCSI, with OCSI as the surviving corporation, or the Merger, and, immediately following the Merger, OCSI was then merged with and into us, with us as the surviving company or together with the Merger, or the Mergers. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of OCSI’s common stock was converted into the right to receive 1.3371 shares of our common stock (with OCSI’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Mergers, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders.
Business Environment and Developments

Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, the current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have weighed on market participants. The current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have created significant disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials, transportation, hospitality, tourism and entertainment industries, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

We are unable to predict the full effects of these macroeconomic events or how long any further market disruptions or volatility might last. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.

Against this uncertain macroeconomic backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
As of March 31, 2022, 89.0% of our debt investment portfolio (at fair value) and 89.0% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans may also be indexed to the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, or the Sterling Overnight Index Average, or SONIA, an alternative reference rate that is based on transactions. In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. However, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR or SONIA, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
The fair value of our investments as of March 31, 2022 and September 30, 2021 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of March 31, 2022, 89.8% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our

Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of March 31, 2022, we held $2,644.8 million of investments at fair value, up from $2,556.6 million held at September 30, 2021, primarily driven by new originations. As of March 31, 2022 and September 30, 2021, approximately 95.9% and 97.0%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of March 31, 2022 and September 30, 2021, there were no investments on non-accrual status.
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
During the six months ended March 31, 2022, we originated $527.8 million of investment commitments in 28 new and 18 existing portfolio companies and funded $477.0 million of investments.
During the six months ended March 31, 2022, we received $415.2 million of proceeds from prepayments, exits, other paydowns and sales and exited 20 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2022	September 30, 2021
Cost:
Senior secured debt	85.67%	85.85%
Debt investments in the JVs	5.52	5.79
Preferred equity	3.19	2.60
Subordinated debt	2.05	1.67
LLC equity interests of the JVs	1.85	1.94
Common equity and warrants	1.72	2.15
Total	100.00%	100.00%

	March 31, 2022	September 30, 2021
Fair value:
Senior secured debt	86.36%	86.72%
Debt investments in the JVs	5.74	5.94
Preferred equity	3.19	2.49
Subordinated debt	2.05	1.67
LLC equity interests of the JVs	1.39	1.47
Common equity and warrants	1.27	1.71
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2022	September 30, 2021
Cost:
Application Software	15.35%	14.49%
Multi-Sector Holdings (1)	7.38	7.73
Pharmaceuticals	5.15	5.44
Data Processing & Outsourced Services	4.53	4.74
Biotechnology	4.41	4.41
Industrial Machinery	3.44	3.47
Health Care Services	3.17	3.34
Health Care Technology	2.77	0.55
Aerospace & Defense	2.68	2.66
Specialized Finance	2.65	2.70
Fertilizers & Agricultural Chemicals	2.42	2.63
Internet & Direct Marketing Retail	2.37	2.45
Construction & Engineering	2.31	2.44
Internet Services & Infrastructure	2.01	1.85
Automotive Retail	2.00	1.65
Personal Products	1.98	4.08
Home Improvement Retail	1.73	1.83
Metal & Glass Containers	1.73	0.69
Airport Services	1.60	1.64
Health Care Distributors	1.56	0.78
Leisure Facilities	1.56	0.99
Real Estate Services	1.52	1.59
Diversified Support Services	1.46	1.60
Specialty Chemicals	1.40	1.84
Oil & Gas Storage & Transportation	1.38	1.44
Health Care Supplies	1.35	1.17
Insurance Brokers	1.34	1.00
Soft Drinks	1.28	1.32
Electrical Components & Equipment	1.24	1.27
Integrated Telecommunication Services	1.11	1.85
Real Estate Operating Companies	1.09	1.08
Other Diversified Financial Services	1.08	0.63
Advertising	1.05	1.13
Oil & Gas Refining & Marketing	1.04	1.42
Movies & Entertainment	0.98	1.02
Airlines	0.97	0.88
Distributors	0.95	—
Health Care Equipment	0.90	0.93
Environmental & Facilities Services	0.74	—
Home Furnishings	0.73	0.77
Cable & Satellite	0.68	1.05
Consumer Finance	0.54	—
Systems Software	0.48	0.26
Auto Parts & Equipment	0.47	0.49
IT Consulting & Other Services	0.44	0.30
Air Freight & Logistics	0.36	0.19
Restaurants	0.35	0.37
Leisure Products	0.27	0.26
Alternative Carriers	0.21	0.26
Trading Companies & Distributors	0.20	—
Research & Consulting Services	0.20	0.29
Apparel, Accessories & Luxury Goods	0.19	0.20
Integrated Oil & Gas	0.18	0.19
Food Distributors	0.17	0.18
Apparel Retail	0.17	—
Housewares & Specialties	0.14	0.07
Diversified Banks	0.13	0.14
Technology Distributors	0.12	0.12
Construction Materials	0.09	0.09
Electronic Components	0.08	0.40
Specialized REITs	0.05	—
Education Services	0.04	0.04
Communications Equipment	0.03	—
Independent Power Producers & Energy Traders	—	0.92
Commercial Printing	—	0.78
Managed Health Care	—	0.73
Thrifts & Mortgage Finance	—	0.63
Property & Casualty Insurance	—	0.39
Food Retail	—	0.15
Total	100.00%	100.00%

	March 31, 2022	September 30, 2021
Fair value:
Application Software	15.44%	14.58%
Multi-Sector Holdings (1)	7.13	7.41
Pharmaceuticals	5.15	5.56
Biotechnology	4.46	4.44
Data Processing & Outsourced Services	4.27	4.46
Industrial Machinery	3.47	3.53
Health Care Services	2.97	3.31
Health Care Technology	2.80	0.55
Aerospace & Defense	2.74	2.72
Internet & Direct Marketing Retail	2.67	2.68
Specialized Finance	2.63	2.69
Fertilizers & Agricultural Chemicals	2.47	2.64
Construction & Engineering	2.35	2.47
Internet Services & Infrastructure	2.06	1.87
Automotive Retail	2.05	1.65
Personal Products	2.02	4.13
Home Improvement Retail	1.75	1.82
Metal & Glass Containers	1.74	0.68
Health Care Distributors	1.58	0.77
Airport Services	1.57	1.59
Real Estate Services	1.54	1.61
Leisure Facilities	1.50	0.90
Diversified Support Services	1.48	1.60
Insurance Brokers	1.41	1.08
Health Care Supplies	1.37	1.18
Specialty Chemicals	1.36	1.82
Soft Drinks	1.28	1.31
Oil & Gas Storage & Transportation	1.27	1.35
Electrical Components & Equipment	1.22	1.26
Integrated Telecommunication Services	1.17	1.94
Real Estate Operating Companies	1.12	1.11
Advertising	1.09	1.19
Oil & Gas Refining & Marketing	1.06	1.43
Other Diversified Financial Services	1.05	0.62
Movies & Entertainment	1.02	1.06
Airlines	0.98	0.96
Distributors	0.96	—
Health Care Equipment	0.90	0.93
Home Furnishings	0.74	0.77
Environmental & Facilities Services	0.74	—
Cable & Satellite	0.69	1.06
Consumer Finance	0.55	—
Systems Software	0.47	0.26
Auto Parts & Equipment	0.47	0.48
IT Consulting & Other Services	0.43	0.29
Air Freight & Logistics	0.37	0.19
Restaurants	0.35	0.37
Leisure Products	0.27	0.26
Alternative Carriers	0.22	0.27
Research & Consulting Services	0.20	0.30
Trading Companies & Distributors	0.19	—
Integrated Oil & Gas	0.19	0.19
Food Distributors	0.17	0.18
Apparel Retail	0.17	—
Housewares & Specialties	0.15	0.08
Diversified Banks	0.13	0.14
Technology Distributors	0.12	0.12
Electronic Components	0.08	0.40
Construction Materials	0.08	0.09
Specialized REITs	0.05	—
Education Services	0.04	0.04
Communications Equipment	0.03	—
Independent Power Producers & Energy Traders	—	0.92
Commercial Printing	—	0.79
Managed Health Care	—	0.74
Thrifts & Mortgage Finance	—	0.62
Property & Casualty Insurance	—	0.39
Food Retail	—	0.15
Total	100.00%	100.00%
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
As of March 31, 2022 and September 30, 2021, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of March 31, 2022 and September 30, 2021, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of each of March 31, 2022 and September 30, 2021, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $96.3 million as of each of March 31, 2022 and September 30, 2021. We earned interest income of $1.9 million and $3.9 million on the SLF JV I Notes for the three and six months ended March 31, 2022, respectively. We earned interest income of $1.7 million and $3.5 million on the SLF JV I Notes for the three and six months ended March 31, 2021, respectively. As of March 31, 2022, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $36.7 million, respectively, as of March 31, 2022, and $49.3 million and $37.7 million, respectively, as of September 30, 2021. We earned $0.7 million and $1.2 million in dividend income for the three and six months ended March 31, 2022, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We did not earn dividend income for the three and six months ended March 31, 2021 with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is a summary of SLF JV I's portfolio as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Senior secured loans (1)	$362,052	$344,196
Weighted average interest rate on senior secured loans (2)	5.86%	5.60%
Number of borrowers in SLF JV I	60	55
Largest exposure to a single borrower (1)	$9,750	$9,875
Total of five largest loan exposures to borrowers (1)	$47,621	$46,984
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
As of March 31, 2022 and September 30, 2021, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of March 31, 2022 and September 30, 2021, of which $73.5 million was from us. As of March 31, 2022 and September 30, 2021, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of March 31, 2022 and September 30, 2021, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $50.6 million and $55.6 million, respectively, as of March 31, 2022. The cost and fair value of our aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the three and six months ended March 31, 2022, our investment in the Glick JV Notes earned interest income of $1.0 million and $2.1 million, respectively. For the period from March 19, 2021 to March 31, 2021, our investment in the Glick JV Notes earned interest income of $0.1 million. We did not earn any dividend income for the three and six months ended March 31, 2022 and for the period from March 19, 2021 to March 31, 2021 with respect to our investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is a summary of the Glick JV's portfolio as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Senior secured loans (1)	$141,187	$126,512
Weighted average current interest rate on senior secured loans (2)	6.05%	5.86%
Number of borrowers in the Glick JV	44	37
Largest loan exposure to a single borrower (1)	$6,733	$6,907
Total of five largest loan exposures to borrowers (1)	$28,141	$28,324
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
Comparison of three and six months ended March 31, 2022 and March 31, 2021
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended March 31, 2022 and 2021 was $64.3 million and $41.9 million, respectively. For the three months ended March 31, 2022, this amount consisted of $61.7 million of interest income from portfolio investments (which included $4.7 million of PIK interest), $1.9 million of fee income and $0.7 million of dividend income. For the three months ended March 31, 2021, this amount consisted of $39.5 million of interest income from portfolio investments (which included $3.8 million of PIK interest), $2.3 million of fee income and $0.2 million of dividend income. The increase of $22.4 million, or 53.3%, in our total investment income for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was due primarily to (1) a $22.2 million increase in interest income, which was primarily driven by a larger investment portfolio as a result of the increase in assets resulting from the Mergers and new originations and OID accretion that resulted from merger-related accounting adjustments and (2) a $0.5 million increase in dividend income mainly driven by a dividend received from one investment that did not pay a dividend in the prior year, partially offset by a $0.4 million decrease in fee income primarily due to lower prepayment fees.
Total investment income for the six months ended March 31, 2022 and 2021 was $129.2 million and $80.1 million, respectively. For the six months ended March 31, 2022, this amount consisted of $121.8 million of interest income from portfolio investments (which included $9.3 million of PIK interest), $2.8 million of fee income and $4.6 million of dividend income. For the six months ended March 31, 2021, this amount consisted of $74.2 million of interest income from portfolio investments (which included $6.9 million of PIK interest), $5.6 million of fee income and $0.3 million of dividend income. The increase of $49.1 million, or 61.3%, in our total investment income for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, was due primarily to (1) a $47.6 million increase in interest income, which was primarily driven by a larger investment portfolio as a result of the increase in assets resulting from the Mergers and new originations and OID accretion that resulted from merger-related accounting adjustments and (2) a $4.3 million increase in dividend income mainly driven by dividends received from two investments that did not pay dividends in the prior year, partially offset by a $2.8 million decrease in fee income primarily due to lower prepayment fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended March 31, 2022 and 2021 were $24.2 million and $23.8 million, respectively. Net expenses increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, by $0.4 million, or 1.6%, primarily due to (1) a $3.3 million increase in interest expense due to higher borrowings outstanding, (2) $2.4 million of higher base management fees (net of management fee waivers) primarily as a result of a larger investment portfolio and (3) a $2.3 million increase in Part I incentive fees mainly due to increased total investment income, partially offset by $7.4 million of lower accrued Part II incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current quarter and a $0.2 million decrease in professional fees.
Net expenses (expenses net of fee waivers) for the six months ended March 31, 2022 and 2021 were $53.5 million and $52.0 million, respectively. Net expenses increased for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, by $1.5 million, or 2.9%, primarily due to (1) a $6.6 million increase in interest expense due to higher borrowings outstanding, (2) $5.0 million of higher base management fees (net of management fee waivers) primarily as a result of a larger investment portfolio, (3) a $4.6 million increase in Part I incentive fees mainly due to increased total investment income and (4) a $0.3 million increase in professional fees, partially offset by $15.1 million of lower accrued Part II incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current period.

Net Investment Income
Primarily as a result of the $22.4 million increase in total investment income and the $0.4 million increase in net expenses, net investment income for the three months ended March 31, 2022 increased by $22.0 million compared to the three months ended March 31, 2021.
Primarily as a result of the $49.1 million increase in total investment income, the $1.5 million increase in net expenses and a $3.3 million increase in the provision for taxes on net investment income, net investment income for the six months ended March 31, 2022 increased by $44.3 million compared to the six months ended March 31, 2021.
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
During the three months ended March 31, 2022 and 2021, we recorded aggregate net realized gains of $1.4 million and $5.9 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. During the six months ended March 31, 2022 and 2021, we recorded aggregate net realized gains of $10.7 million and $14.1 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2022 and 2021.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2022 and 2021, we recorded net unrealized appreciation (depreciation) of $(27.0) million and $65.1 million, respectively. For the three months ended March 31, 2022, this consisted of $16.6 million of net unrealized depreciation on debt investments, $8.7 million of net unrealized depreciation on equity investments and $3.4 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $1.7 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended March 31, 2021, this consisted of $46.9 million of net unrealized appreciation on debt investments, $23.3 million of net unrealized appreciation on equity investments and $3.5 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $8.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
During the six months ended March 31, 2022 and 2021, we recorded net unrealized appreciation (depreciation) of $(31.6) million and $112.7 million, respectively. For the six months ended March 31, 2022, this consisted of $18.9 million of net unrealized depreciation on debt investments, $7.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $5.9 million of net unrealized depreciation on equity investments, partially offset by $0.9 million of net unrealized appreciation of foreign currency forward contracts. For the six months ended March 31, 2021, this consisted of $73.7 million of net unrealized appreciation on debt investments, $31.7 million of net unrealized appreciation on equity investments, $6.2 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.1 million of net unrealized appreciation of foreign currency forward contracts.
Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through additional debt and equity capital, which may include securitizing a portion of our investments. We cannot assure you, however, that our efforts to grow our portfolio will be successful. For example, our common stock has generally traded at prices below net asset value for the past several years, and we may not be able to raise additional equity at prices below the then-current net asset value per share. We intend to continue to generate cash primarily from cash flows from operations, including interest earned, and future borrowings or equity offerings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of March 31, 2022, we had $1,395.0 million in senior securities and our asset coverage ratio was 193.1%. As of March 31, 2022, our debt to equity ratio was 1.05x. This was slightly above our target debt to equity ratio is 0.85x to 1.0x (i.e., one dollar of equity for each $0.85 to $1.00 of debt outstanding) due to the timing of certain investment purchases and repayments as of March 31, 2022. Over time, we expect to be in-line with our target debt to equity ratio.
For the six months ended March 31, 2022, we experienced a net increase in cash and cash equivalents (including restricted cash) of $10.1 million. During that period, we used $67.5 million of net cash from operating activities, primarily from funding $497.6 million of investments, $23.5 million of increase in due from broker (cash held at a broker to cover collateral obligations under the interest swap agreement) and $3.4 million of net increase in receivables from unsettled transactions, partially offset by $416.3 million of principal payments and sale proceeds received and the cash activities related to $72.4 million of net investment income. During the same period, net cash provided by financing activities was $78.4 million, primarily consisting of $115.0 million of net borrowings under the credit facilities and $19.4 million of proceeds (net of offering costs) from shares issued under the "at the market" offering, partially offset by $55.7 million of cash distributions paid to our stockholders and $0.3 million of deferred financing costs paid.
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
As of March 31, 2022, we had $41.8 million in cash and cash equivalents (including $2.4 million of restricted cash), portfolio investments (at fair value) of $2.6 billion, $17.3 million of interest, dividends and fees receivable, $455.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $3.5 million of net receivables from unsettled transactions, $745.0 million of borrowings outstanding under our credit facilities and $618.7 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2022, our only off-balance sheet arrangements consisted of $243.8 million of unfunded commitments, which was comprised of $194.8 million to provide debt and equity financing to certain of our portfolio companies and $49.0 million to provide financing to the JVs. As of September 30, 2021, our only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of our portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of March 31, 2022, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility (as defined below), Citibank Facility (as defined below), our 3.500% notes due 2025, or the 2025 Notes, and our 2.700% notes due 2027, or the 2027 Notes:

	Debt Outstanding as of September 30, 2021	Debt Outstanding as of March 31, 2022	Weighted average debt outstanding for the six months ended March 31, 2022	Maximum debt outstanding for the six months ended March 31, 2022
Syndicated Facility	$495,000	$560,000	$545,989	$620,000
Citibank Facility	135,000	185,000	156,429	185,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
Total debt	$1,280,000	$1,395,000	$1,352,418

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of March 31, 2022
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$560,000	$—	$—	$560,000	$—
Interest due on Syndicated Facility	54,475	13,300	26,600	14,575	—
Citibank Facility	185,000	—	185,000	—	—
Interest due on Citibank Facility	13,149	4,984	8,165	—	—
2025 Notes	300,000	—	300,000	—	—
Interest due on 2025 Notes	30,551	10,500	20,051	—	—
2027 Notes	350,000	—	—	350,000	—
Interest due on 2027 Notes (a)	31,890	6,648	13,295	11,947	—
Total	$1,525,065	$35,432	$553,111	$936,522	$—
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.
Equity Issuances
During the three and six months ended March 31, 2022, we issued an aggregate of 104,411 and 212,382 shares of common stock as part of the DRIP. There were no common stock issuances during the six months ended March 31, 2021.
On February 7, 2022, we entered into an equity distribution agreement by and among us, Oaktree, Oaktree Administrator and Keefe, Bruyette & Woods, Inc., JMP Securities LLC, Raymond James & Associates, Inc. and SMBC Nikko Securities America, Inc., as placement agents, in connection with the issuance and sale by us of shares of common stock, having an aggregate offering price of up to $125.0 million. Sales of the common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

In connection with the "at the market" offering, we issued and sold the following shares of common stock during the three and six months ended March 31, 2022:

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	2,632,260	$19,794	$198	$19,596	$7.52
 __________
(1) Net proceeds excludes offering costs of $0.2 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
November 13, 2020	December 15, 2020	December 31, 2020	0.11	15.0 million	93,964	0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	0.5 million
July 30, 2021	September 15, 2021	September 30, 2021	0.145	25.5 million	85,075	0.6 million
October 13, 2021	December 15, 2021	December 31, 2021	0.155	27.2 million	107,971	0.8 million
January 28, 2022	March 15, 2022	March 31, 2022	0.16	28.5 million	104,411	0.8 million
 ______________
(1)Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021 and March 31, 2022. New shares were issued and distributed during the three and six months ended March 31, 2022.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of March 31, 2022, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.0 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on May 4, 2025 and the maturity date was May 4, 2026 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% and (b) alternate base rate loans was 1.00%.

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

The following table describes significant financial covenants, as of March 31, 2022, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2021 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$600 million	$1,325 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.01:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	4.52:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,172 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

As of March 31, 2022 and September 30, 2021, we had $560.0 million and $495.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $560.0 million and $495.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.193% and 2.229% for the six months ended March 31, 2022 and 2021, respectively. For the three and six months ended March 31, 2022, we recorded interest expense (inclusive of fees) of $4.0 million and $7.8 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2021, we recorded interest expense (inclusive of fees) of $3.3 million and $6.5 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, as a result of the consummation of the Mergers, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. As of March 31, 2022, we were able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2022, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of March 31, 2022, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of March 31, 2022, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of our equity interests in OCSL Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of March 31, 2022 and September 30, 2021, we had $185.0 million and $135.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $185.0 million and $135.0 million, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.060% and 2.191% for the six months ended March 31, 2022 and the period from March 19, 2021 to March 31, 2021, respectively. For the three and six months ended March 31, 2022, we recorded interest expense (inclusive of fees) of $1.1 million and $1.9 million, respectively, related to the Citibank Facility. For the period from March 19, 2021 to March 31, 2021, the Company recorded interest expense (inclusive of fees) of $0.1 million related to the Citibank Facility.
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
In connection with the 2027 Notes, we entered into an interest rate swap to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 2.700% and pay a floating interest rate of the three-month LIBOR plus 1.658% on a notional amount of $350 million. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship.
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of March 31, 2022 and September 30, 2021:

	As of March 31, 2022		As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(2.1)	(3.6)	(2.6)	(4.0)
Unaccreted discount	(1.5)	(0.8)	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(23.3)	—	(2.1)
Net carrying value	$296.4	$322.3	$295.7	$343.0
Fair Value	$294.9	$320.4	$314.5	$351.1

The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and six months ended March 31, 2022:

($ in millions)	2025 Notes		2027 Notes
	Three months ended March 31, 2022	Six months ended March 31, 2022	Three months ended March 31, 2022	Six months ended March 31, 2022
Coupon interest	$2.6	$5.3	$2.4	$4.8
Amortization of financing costs and discount	0.3	0.6	0.2	0.4
Effect of interest rate swap	—	—	(0.7)	(1.5)
Total interest expense	$2.9	$5.9	$1.9	$3.7
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	1.877%	1.867%
The below table presents the components of interest and other debt expenses related to the 2025 Notes for the three and six months ended March 31, 2021:

($ in millions)	2025 Notes
	Three months ended March 31, 2021	Six months ended March 31, 2021
Coupon interest	$2.6	$5.3
Amortization of financing costs and discount	0.3	0.6
Total interest expense	$2.9	$5.9
Coupon interest rate	3.500%	3.500%

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
Recent Developments
Distribution Declaration
On April 29, 2022, our Board of Directors declared a quarterly distribution of $0.165 per share, payable in cash on June 30, 2022 to stockholders of record on June 15, 2022.

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
As of March 31, 2022, 89.0% of our debt investment portfolio (at fair value) and 89.0% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2021, 91.5% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2022 and September 30, 2021, was as follows:

	March 31, 2022		September 30, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$311,798	14.0%	$322,222	14.6%
>0% and <1%	402,613	18.2%	283,065	12.8%
1%	1,435,973	64.8%	1,507,977	68.4%
>1%	66,540	3.0%	92,384	4.2%
Total Floating Rate Investments	$2,216,924	100.0%	$2,205,648	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands)
Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$55,258	$(27,375)	$27,883
200	44,049	(21,900)	22,149
150	32,928	(16,425)	16,503
100	21,821	(10,950)	10,871
50	11,087	(5,475)	5,612

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$6,229	$—	$23,600	$—
Prime rate	—	—	305	10,000
LIBOR
30 day	646,125	560,000	674,613	485,000
90 day (a)	996,724	535,000	1,037,019	485,000
180 day	359,573	—	323,869	—
360 day	43,055	—	96,095	—
EURIBOR
30 day	27,636	—	28,786	—
90 day	18,816	—	19,599	—
180 day	2,185	—	18,516	—
SOFR	120,776	—	—	—
SONIA	52,848	—	—	—
Fixed rate	274,719	300,000	200,599	300,000
Total	$2,548,686	$1,395,000	$2,423,001	$1,280,000
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. We do not currently have investments in companies headquartered or that operate primarily in Russia or Ukraine. However, businesses in the United States and globally have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy, all of which could have an indirect impact on our portfolio companies. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations and that of our portfolio companies. In addition, the effects of the ongoing conflict could heighten many of our known risks described in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.
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
Date: May 4, 2022