Form 10-Q
period 2022-06-30
Oaktree Specialty Lending Corp
filed 2022-08-04
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 183,374,250 shares of common stock outstanding as of August 2, 2022.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2022 (unaudited)	September 30, 2021
ASSETS
Investments at fair value:
Control investments (cost June 30, 2022: $262,244; cost September 30, 2021: $283,599)	$222,858	$270,765
Affiliate investments (cost June 30, 2022: $24,617; cost September 30, 2021: $18,763)	23,427	18,289
Non-control/Non-affiliate investments (cost June 30, 2022: $2,378,626; cost September 30, 2021: $2,236,759)	2,319,104	2,267,575
Total investments at fair value (cost June 30, 2022: $2,665,487; cost September 30, 2021: $2,539,121)	2,565,389	2,556,629
Cash and cash equivalents	34,306	29,334
Restricted cash	2,009	2,301
Interest, dividends and fees receivable	29,130	22,125
Due from portfolio companies	6,881	1,990
Receivables from unsettled transactions	3,274	8,150
Due from broker	36,340	1,640
Deferred financing costs	7,918	9,274
Deferred offering costs	32	34
Deferred tax asset, net	1,698	714
Derivative assets at fair value	1,134	1,912
Other assets	1,267	2,284
Total assets	$2,689,378	$2,636,387
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,324	$3,024
Base management fee and incentive fee payable	15,563	32,649
Due to affiliate	3,540	4,357
Interest payable	8,356	4,597
Director fees payable	38	—
Payables from unsettled transactions	8,556	8,086
Derivative liability at fair value	30,866	2,108
Credit facilities payable	745,000	630,000
Unsecured notes payable (net of $5,390 and $6,501 of unamortized financing costs as of June 30, 2022 and September 30, 2021, respectively)	611,606	638,743
Total liabilities	1,425,849	1,323,564
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 183,374 and 180,361 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	1,834	1,804
Additional paid-in-capital	1,826,498	1,804,354
Accumulated overdistributed earnings	(564,803)	(493,335)
Total net assets (equivalent to $6.89 and $7.28 per common share as of June 30, 2022 and September 30, 2021, respectively) (Note 11)	1,263,529	1,312,823
Total liabilities and net assets	$2,689,378	$2,636,387

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Interest income:
Control investments	$3,400	$3,405	$10,214	$8,122
Affiliate investments	470	189	1,170	437
Non-control/Non-affiliate investments	50,707	48,403	155,656	110,720
Interest on cash and cash equivalents	151	2	157	8
Total interest income	54,728	51,999	167,197	119,287
PIK interest income:
Non-control/Non-affiliate investments	5,178	4,597	14,515	11,487
Total PIK interest income	5,178	4,597	14,515	11,487
Fee income:
Control investments	12	13	38	46
Affiliate investments	5	5	15	15
Non-control/Non-affiliate investments	2,258	7,805	5,039	13,392
Total fee income	2,275	7,823	5,092	13,453
Dividend income:
Control investments	875	1,019	5,491	1,358
Non-control/Non-affiliate investments	81	—	81	—
Total dividend income	956	1,019	5,572	1,358
Total investment income	63,137	65,438	192,376	145,585
Expenses:
Base management fee	9,819	8,905	29,853	22,520
Part I incentive fee	6,497	6,990	19,658	15,583
Part II incentive fee	(6,796)	2,837	(8,791)	15,986
Professional fees	885	1,059	3,029	2,943
Directors fees	160	147	443	447
Interest expense	11,870	8,823	31,178	21,486
Administrator expense	271	421	968	1,047
General and administrative expenses	811	716	2,217	2,009
Total expenses	23,517	29,898	78,555	82,021
Fees waived	(750)	(750)	(2,250)	(858)
Net expenses	22,767	29,148	76,305	81,163
Net investment income before taxes	40,370	36,290	116,071	64,422
(Provision) benefit for taxes on net investment income	—	(358)	(3,308)	(358)
Net investment income	40,370	35,932	112,763	64,064
Unrealized appreciation (depreciation):
Control investments	(16,991)	3,590	(26,552)	30,336
Affiliate investments	(328)	109	(716)	213
Non-control/Non-affiliate investments	(67,806)	(898)	(90,333)	83,842
Foreign currency forward contracts	(1,630)	1,116	(778)	2,226
Net unrealized appreciation (depreciation)	(86,755)	3,917	(118,379)	116,617
Realized gains (losses):
Control investments	—	—	1,868	—
Non-control/Non-affiliate investments	416	9,350	5,888	26,267
Foreign currency forward contracts	8,796	(740)	12,179	(3,586)
Net realized gains (losses)	9,212	8,610	19,935	22,681
(Provision) benefit for taxes on realized and unrealized gains (losses)	(661)	(1,421)	1,696	(2,663)
Net realized and unrealized gains (losses), net of taxes	(78,204)	11,106	(96,748)	136,635
Net increase (decrease) in net assets resulting from operations	$(37,834)	$47,038	$16,015	$200,699
Net investment income per common share — basic and diluted	$0.22	$0.20	$0.62	$0.41
Earnings (loss) per common share — basic and diluted (Note 5)	$(0.21)	$0.26	$0.09	$1.29
Weighted average common shares outstanding — basic and diluted	183,370	180,361	181,778	155,970

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Operations:
Net investment income	$40,370	$35,932	$112,763	$64,064
Net unrealized appreciation (depreciation)	(86,755)	3,917	(118,379)	116,617
Net realized gains (losses)	9,212	8,610	19,935	22,681
(Provision) benefit for taxes on realized and unrealized gains (losses)	(661)	(1,421)	1,696	(2,663)
Net increase (decrease) in net assets resulting from operations	(37,834)	47,038	16,015	200,699
Stockholder transactions:
Distributions to stockholders	(30,256)	(23,447)	(87,483)	(55,868)
Net increase (decrease) in net assets from stockholder transactions	(30,256)	(23,447)	(87,483)	(55,868)
Capital share transactions:
Issuance of common stock in connection with the Mergers	—	—	—	242,704
Issuance of common stock under dividend reinvestment plan	874	520	2,426	1,559
Repurchases of common stock under dividend reinvestment plan	(874)	(520)	(874)	(1,559)
Issuance of common stock in connection with the "at the market" offering	1,243	—	20,622	—
Net increase (decrease) in net assets from capital share transactions	1,243	—	22,174	242,704
Total increase (decrease) in net assets	(66,847)	23,591	(49,294)	387,535
Net assets at beginning of period	1,330,376	1,278,823	1,312,823	914,879
Net assets at end of period	$1,263,529	$1,302,414	$1,263,529	$1,302,414
Net asset value per common share	$6.89	$7.22	$6.89	$7.22
Common shares outstanding at end of period	183,374	180,361	183,374	180,361

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$16,015	$200,699
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	118,379	(116,617)
Net realized (gains) losses	(19,935)	(22,681)
PIK interest income	(14,515)	(11,487)
Accretion of original issue discount on investments	(22,707)	(18,032)
Accretion of original issue discount on unsecured notes payable	509	403
Amortization of deferred financing costs	2,801	3,030
Deferred taxes	(984)	112
Purchases of investments	(620,843)	(714,791)
Proceeds from the sales and repayments of investments	554,933	586,812
Cash acquired in the Mergers	—	20,945
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(9,456)	(3,434)
(Increase) decrease in due from portfolio companies	(4,891)	1,956
(Increase) decrease in receivables from unsettled transactions	4,876	8,199
(Increase) decrease in due from broker	(34,700)	(1,640)
(Increase) decrease in other assets	1,017	(1,444)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(700)	476
Increase (decrease) in base management fee and incentive fee payable	(17,086)	17,994
Increase (decrease) in due to affiliate	(817)	1,773
Increase (decrease) in interest payable	3,759	1,844
Increase (decrease) in payables from unsettled transactions	470	10,110
Increase (decrease) in director fees payable	38	(90)
Net cash provided by (used in) operating activities	(43,837)	(35,863)
Financing activities:
Distributions paid in cash	(85,057)	(54,309)
Borrowings under credit facilities	290,000	325,000
Repayments of borrowings under credit facilities	(175,000)	(515,525)
Issuance of unsecured notes	—	349,020
Repayments of secured borrowings	—	(9,341)
Repurchases of common stock under dividend reinvestment plan	(874)	(1,559)
Shares issued under the "at the market" offering	20,839	—
Deferred financing costs paid	(334)	(7,844)
Offering costs paid	(215)	—
Net cash provided by (used in) financing activities	49,359	85,442
Effect of exchange rate changes on foreign currency	(842)	(1,146)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,680	48,433
Cash and cash equivalents and restricted cash, beginning of period	31,635	39,096
Cash and cash equivalents and restricted cash, end of period	$36,315	$87,529
Supplemental information:
Cash paid for interest	$24,109	$15,583
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$2,426	$1,560
Deferred financing costs	—	(592)
Issuance of shares in connection with the Mergers	—	242,704
Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2022	September 30, 2021
Cash and cash equivalents	$34,306	$29,334
Restricted cash	2,009	2,301
Total cash and cash equivalents and restricted cash	$36,315	$31,635

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(15)
34,984,460.37 Preferred Units				34,984	27,638	(15)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	7.26%		$16,074	16,074	16,074	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	—	(6)(15)(19)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				15,222	9,267	(15)
				31,296	25,341
OCSI Glick JV LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.94%		60,274	50,392	50,606	(6)(11)(15)(19)
87.5% equity interest				—	—	(11)(16)(19)
				50,392	50,606
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	96,250	96,250	(6)(11)(15)(19)
87.5% LLC equity interest				49,322	23,023	(11)(12)(16)(19)
				145,572	119,273
Total Control Investments (17.6% of net assets)				$262,244	$222,858

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	9.00%		$21,754	$21,754	$21,260	(6)(15)(19)
1,609,201 Class A Units				764	563	(15)
1,019,168.80 Preferred Units, 6%				1,019	1,203	(15)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(15)
				23,537	23,026
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	401	(15)
				1,080	401
Total Affiliate Investments (1.9% of net assets)				$24,617	$23,427

Non-Control/Non-Affiliate Investments						(18)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Term Loan, LIBOR+7.00% cash due 2/2/2023	8.33%		$2,178	$2,161	$2,306	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023			—	(27)	30	(6)(15)(19)
				2,134	2,336
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% PIK due 12/22/2022			33,200	33,122	33,283	(11)(15)
				33,122	33,283
Access CIG, LLC		Diversified Support Services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	9.32%		20,000	19,921	19,200	(6)
				19,921	19,200
Accupac, Inc.		Personal Products
First Lien Term Loan, SOFR+5.50% cash due 1/16/2026	7.59%		16,017	15,704	15,977	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+5.50% cash due 1/16/2026			—	—	(8)	(6)(15)(19)
First Lien Revolver, SOFR+5.50% cash due 1/16/2026	7.59%		91	51	86	(6)(15)(19)
				15,755	16,055
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.12%		27,349	27,012	27,213	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	9.08%		269	243	257	(6)(15)(19)
				27,255	27,470

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	8.50%		$14,896	$14,384	$14,650	(6)(15)
				14,384	14,650
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(15)
				5,165	—
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€24,838	27,748	23,760	(6)(11)(15)
				27,748	23,760
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	9.35%		$14,414	14,145	13,880	(6)(15)
14,410 Common Units in RD Holding LP				1,352	1,295	(15)
				15,497	15,175
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(15)
				90	—
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+6.50% cash due 12/29/2023	8.07%		23,124	21,584	22,060	(6)(15)
				21,584	22,060
Altice Financing S.A.		Integrated Telecommunication Services
Fixed Rate Bond, 5.75% cash due 8/15/2029			300	248	242	(11)
				248	242
Altice France S.A.		Integrated Telecommunication Services
Fixed Rate Bond, 5.50% cash due 10/15/2029			3,800	3,309	2,915	(11)
				3,309	2,915
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	7.50%		13,300	12,981	11,751	(6)
				12,981	11,751
Alvotech Holdings S.A.		Biotechnology				(13)
Tranche A Fixed Rate Bond 10.00% cash due 6/24/2025			24,043	23,720	24,043	(11)(15)
Tranche B Fixed Rate Bond 10.00% cash due 6/24/2025			23,522	23,240	23,522	(11)(15)
587,930 Common Shares in Alvotech SA				5,349	4,827
124,780 Seller Earn Out Shares in Alvotech SA				444	309	(15)
				52,753	52,701
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	10.80%		14,760	14,481	14,317	(6)(15)
				14,481	14,317
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%		9,920	9,796	9,404	(6)
				9,796	9,404
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.92%		15,259	13,933	14,890	(6)(11)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	9.67%		12,500	12,188	12,063	(6)(11)(15)
				26,121	26,953
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	6.00%		2,494	2,070	2,001	(6)
				2,070	2,001
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	9.18%		5,316	5,236	4,784	(6)(15)
				5,236	4,784

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	7.25%		$34,458	$33,657	$33,680	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	7.25%		892	859	842	(6)(15)(19)
				34,516	34,522
APX Group Inc.		Electrical Components & Equipment
Fixed Rate Bond, 5.75% cash due 7/15/2029			2,075	1,724	1,610	(11)
				1,724	1,610
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.00% cash due 7/14/2026	8.00%		€1,964	$2,178	$2,053	(6)(11)(15)
First Lien Term Loan, SONIA+7.00% cash due 7/14/2026	8.19%		£18,636	23,172	22,633	(6)(11)(15)
First Lien Term Loan, LIBOR+5.75% cash due 7/14/2026	6.50%		$10,519	10,346	10,309	(6)(11)(15)
First Lien Delayed Draw Term Loan, SONIA+5.75% cash due 7/14/2026			£—	(44)	—	(6)(11)(15)(19)
				35,652	34,995
ASP Unifrax Holdings, Inc.		Trading Companies & Distributors
Fixed Rate Bond, 7.50% cash due 9/30/2029			$5,500	5,406	3,828
Fixed Rate Bond, 5.25% cash due 9/30/2028			2,500	2,210	2,000
				7,616	5,828
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.92%		2,509	2,309	1,791	(6)
				2,309	1,791
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	6.92%		8,563	8,314	7,485	(6)
				8,314	7,485
athenahealth Group Inc.		Health Care Technology
18,635 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				18,264	17,153	(15)
				18,264	17,153
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			16,155	15,617	15,751	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(274)	(527)	(11)(15)(19)
First Lien Revenue Interest Financing Term Loan due 5/31/2031			7,926	7,881	7,881	(6)(11)(15)
328,149 Common Stock Warrants (exercise price $0.4955) expiration date 6/19/2027				973	43	(11)(15)
				24,197	23,148
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.63%		22,483	22,123	21,336	(6)(11)(15)
				22,123	21,336
The Avery		Real Estate Operating Companies
First Lien Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	9.09%		15,874	15,757	16,040	(6)(15)
Subordinated Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	14.53%		3,834	3,808	3,865	(6)(15)
				19,565	19,905
BAART Programs, Inc.		Health Care Services
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.60%		2,269	2,226	2,204	(6)(15)(19)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	10.17%		7,166	7,059	7,059	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	10.17%		3,596	3,437	3,430	(6)(15)(19)
				12,722	12,693

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+6.50% cash due 7/30/2027	7.50%		$33,162	$32,671	$32,034	(6)(15)
First Lien Revolver, PRIME+5.50% cash due 7/30/2026	10.25%		1,980	1,936	1,884	(6)(15)(19)
				34,607	33,918
BioXcel Therapeutics, Inc.		Pharmaceuticals
First Lien Term Loan, 10.25% cash due 4/19/2027			5,322	5,099	5,109	(11)(15)
First Lien Delayed Draw Term Loan, 10.25% cash due 4/19/2027			—	—	—	(11)(15)(19)
First Lien Revenue Interest Financing Delayed Draw Term Loan due 9/30/2032			—	—	—	(6)(11)(15)(19)
21,177 Common Stock Warrants (exercise price $20.04) expiration date 4/19/2029				125	120	(15)
				5,224	5,229
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	8.31%		30,625	30,252	30,038	(6)
				30,252	30,038
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			3,979	3,980	3,960	(15)
1,293,324 Preferred Units in Unstoppable Automotive AMV, LLC				1,293	1,280	(15)
298,460 Preferred Units in Unstoppable Automotive VMV, LLC				298	295	(15)
298,460 Common Units in Unstoppable Automotive AMV, LLC				298	373	(12)(15)
				5,869	5,908
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	7.74%		14,256	13,246	13,093	(6)(15)
				13,246	13,093
Carvana Co.		Automotive Retail
Fixed Rate Bond, 5.625% cash due 10/1/2025			6,700	5,765	5,155	(11)
				5,765	5,155
CCO Holdings LLC		Cable & Satellite
Fixed Rate Bond, 4.50% cash due 5/1/2032			2,097	1,739	1,705	(11)
				1,739	1,705
CircusTrix Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash 1.50% PIK due 7/16/2023	7.17%		10,739	10,198	9,761	(6)(15)
				10,198	9,761
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.67%		8,998	8,940	8,901	(6)
Fixed Rate Bond, 9.25% cash due 8/1/2024			10,672	10,672	10,345
				19,612	19,246
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.92%		8,268	8,074	8,219	(6)
				8,074	8,219
Clear Channel Outdoor Holdings Inc.		Advertising
Fixed Rate Bond, 7.50% cash due 6/1/2029			6,476	6,476	4,676	(11)
Fixed Rate Bond, 5.125% cash due 8/15/2027			1,374	1,223	1,164	(11)
Fixed Rate Bond, 7.75% cash due 4/15/2028			676	647	494	(11)
				8,346	6,334
CommScope Technologies LLC		Communications Equipment
Fixed Rate Bond, 5.00% cash due 3/15/2027			1,000	848	741	(11)
Fixed Rate Bond, 6.00% cash due 6/15/2025			3,250	2,926	2,818	(11)
				3,774	3,559
Condor Merger Sub Inc.		Systems Software
Fixed Rate Bond, 7.375% cash due 2/15/2030			8,420	8,239	6,868
				8,239	6,868

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	10.17%		$32,188	$30,771	$27,372	(6)(15)
Common Stock Warrants expiration date 7/28/2025				648	673	(15)
				31,419	28,045
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	6.67%		11,944	11,711	10,272	(6)
				11,711	10,272
Conviva Inc.		Application Software
517,851 Shares of Series D Preferred Stock				605	894	(15)
				605	894
CorEvitas, LLC		Health Care Technology
First Lien Term Loan, SOFR+5.75% cash due 12/13/2025	7.38%		13,747	13,581	13,618	(6)(15)
First Lien Revolver, PRIME+4.75% cash due 12/13/2025	9.50%		305	287	288	(6)(15)(19)
1,099 Class A2 Common Units in CorEvitas Holdings, L.P.				690	2,340	(15)
				14,558	16,246
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		18,247	17,814	17,889	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025	7.67%		400	387	374	(6)(15)(19)
				18,201	18,263
Delivery Hero FinCo LLC		Internet & Direct Marketing Retail
First Lien Term Loan, SOFR+5.75% cash due 8/12/2027	6.88%		5,000	4,894	4,713	(6)(11)
				4,894	4,713
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	9.34%		6,680	6,647	5,845	(6)
				6,647	5,845
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+9.00% cash 2.00% PIK due 8/4/2026	11.25%		24,272	22,873	22,629	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+9.00% cash 2.00% PIK due 8/4/2026			—	(144)	(175)	(6)(15)(19)
5,403,823 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				1,405	1,351	(15)
				24,134	23,805
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.40%		9,927	9,606	9,705	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 2/10/2027	7.90%		251	227	217	(6)(15)(19)
				9,833	9,922
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	6.67%		17,718	17,540	16,363	(6)
				17,540	16,363
DTI Holdco, Inc.		Research & Consulting Services
First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	6.28%		5,000	4,902	4,695	(6)
				4,902	4,695
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	9.17%		8,974	8,884	8,413	(6)(15)
				8,884	8,413
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	966	(15)
12,500 Class B Common Units				—	—	(15)
				488	966
Establishment Labs Holdings Inc.		Health Care Technology
First Lien Term Loan, 9.00% cash due 4/21/2027			10,151	9,999	9,998	(11)(15)
First Lien Delayed Draw Term Loan, 9.00% cash due 4/21/2027				3	3	(11)(15)(19)
				10,002	10,001

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Fairbridge Strategic Capital Funding LLC		Real Estate Operating Companies				(20)
First Lien Delayed Draw Term Loan, 9.00% cash due 12/24/2028			$17,750	$17,750	$17,750	(15)(19)
2,500 Warrant Units (exercise price $0.01) expiration date 11/24/2031				—	3	(11)(12)(15)
				17,750	17,753
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	8.42%		25,061	24,685	22,430	(6)
				24,685	22,430
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			9,466	9,037	9,111	(11)(15)
331,200 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				405	56	(11)(15)
				9,442	9,167
Frontier Communications Holdings, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 6.00% cash due 1/15/2030			4,881	4,408	3,769	(11)
				4,408	3,769
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+8.00% cash due 6/29/2023	10.25%		25,436	25,148	25,029	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 6/29/2023	10.10%		1,280	1,263	1,254	(6)(15)(19)
				26,411	26,283
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.92%		5,587	5,434	5,212	(6)
				5,434	5,212
Grove Hotel Parcel Owner, LLC		Hotels, Resorts & Cruise Lines
First Lien Term Loan, SOFR+8.00% cash due 6/21/2027	9.45%		14,311	14,026	14,025	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+8.00% cash due 6/21/2027			—	(57)	(57)	(6)(15)(19)
First Lien Revolver, SOFR+8.00% cash due 6/21/2027			—	(28)	(29)	(6)(15)(19)
				13,941	13,939
Harbor Purchaser Inc.		Education Services
First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	6.88%		9,392	9,068	8,541	(6)
				9,068	8,541
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.72%		25,635	25,179	25,548	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.72%		1,176	1,154	1,172	(6)(15)
				26,333	26,720
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	8.00%		8,591	8,407	8,419	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	10.25%		22,418	21,923	22,026	(6)(15)
				30,330	30,445
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			12,161	12,161	12,161	(6)(15)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	10.95%		12,161	11,931	11,942	(6)(15)
				24,092	24,103
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			6,817	6,538	6,391	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(11)(15)(19)
56,999 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				135	125	(11)(15)
				6,673	6,516

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				$113	$—	(15)
				113	—
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, SOFR+5.00% cash due 3/29/2024	7.32%		$18,707	18,598	18,099	(6)(15)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	10.75%		13,674	13,494	13,093	(6)(15)
				32,092	31,192
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	8.00%		36,094	35,217	34,109	(6)(15)
				35,217	34,109
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	7.50%		34,357	33,565	33,220	(6)(15)
				33,565	33,220
Itafos Inc.		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+8.25% cash due 8/25/2024	9.82%		17,017	16,529	16,423	(6)(15)
				16,529	16,423
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.85%		10,247	10,196	9,410	(6)
				10,196	9,410
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	9.17%		36,326	35,200	36,411	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 6/18/2027	10.03%		528	475	483	(6)
				35,675	36,894
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	8.75%		13,658	13,521	13,316	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	8.75%		659	640	612	(6)(15)(19)
				14,161	13,928
LaserShip, Inc.		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.50% cash due 5/7/2029	10.38%		4,787	4,739	4,536	(6)(15)
				4,739	4,536
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(15)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.25%		41,114	40,293	40,086	(6)(15)
				40,293	40,086
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	10.17%		4,357	4,280	4,226	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	10.17%		1,162	1,139	1,057	(6)(15)(19)
				5,419	5,283
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	7.67%		19,236	18,878	18,659	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	7.67%		855	815	791	(6)(15)(19)
				19,693	19,450
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	8.42%		2,140	2,090	1,957	(6)
				2,090	1,957
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			17,203	16,937	16,558	(11)(15)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(11)(15)(19)
				16,937	16,558

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			$7,183	$6,583	$6,357	(11)(15)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	1	1	(11)(15)(19)
209,588 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				480	138	(11)(15)
				7,064	6,496
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+6.00% cash due 7/21/2027	7.29%		18,437	18,120	17,979	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 7/21/2027			—	(24)	(35)	(6)(15)(19)
				18,096	17,944
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.38%		45,487	44,407	44,623	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(58)	(76)	(6)(15)(19)
				44,349	44,547
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	8.36%		46,796	46,046	45,907	(6)(15)
				46,046	45,907
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	7.75%		28,037	27,574	27,476	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(13)	(100)	(6)(15)(19)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(36)	(6)(15)(19)
				27,548	27,340
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	10.75%		22,560	22,222	21,432	(6)(15)
				22,222	21,432
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.75%		49,572	48,069	48,142	(6)(15)
				48,069	48,142
NFP Corp.		Other Diversified Financial Services
Fixed Rate Bond 6.875% cash due 8/15/2028			10,191	9,759	8,437
				9,759	8,437
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	8.54%		58,862	57,734	56,802	(6)(11)(15)
				57,734	56,802
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.67%		3,332	3,160	3,107	(6)
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	8.60%		7,519	7,383	7,218	(6)(15)
				10,543	10,325
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	4.63%		21,125	20,810	20,703	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(33)	(38)	(6)(15)(19)
				20,777	20,665
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			7,776	7,823	5,455
				7,823	5,455

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	6.63%		$9,875	$9,465	$9,521	(6)
				9,465	9,521
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	8.88%		17,976	17,675	17,537	(6)(15)
				17,675	17,537
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		26,220	25,750	25,695	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	9.25%		2,228	2,183	2,178	(6)(15)(19)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(22)	(25)	(6)(15)(19)
				27,911	27,848
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.92%		28,627	28,198	27,482	(6)(15)
				28,198	27,482
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/22/2026	10.10%		3,035	2,990	2,944	(6)(15)
				2,990	2,944
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		48,689	47,910	47,325	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(56)	(99)	(6)(15)(19)
				47,854	47,226
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	8.95%		33,861	32,952	33,200	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(36)	(49)	(6)(15)(19)
80,515 Class B Common Units				79	89	(15)
				32,995	33,240
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	10.01%		21,137	20,572	20,714	(6)(15)
				20,572	20,714
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	9.67%		5,250	5,164	5,079	(6)(15)
				5,164	5,079
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, SONIA+6.00% cash due 1/29/2028	7.31%		£3,501	4,643	3,540	(6)(11)(15)
				4,643	3,540
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—
Radiology Partners Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25% cash due 7/9/2025	5.89%		$3,400	3,200	3,066	(6)
Fixed Rate Bond, 9.25% cash due 2/1/2028			4,755	4,718	3,578
				7,918	6,644
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			24,075	23,626	23,498	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(45)	(53)	(6)(15)(19)
				23,581	23,445
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	8.67%		3,542	3,515	3,310	(6)
				3,515	3,310
RP Escrow Issuer LLC		Health Care Distributors
Fixed Rate Bond, 5.25% cash due 12/15/2025			1,325	1,211	1,147
				1,211	1,147

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		$37,751	$35,744	$36,275	(6)(11)(15)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		11,421	10,558	10,786	(6)(11)(15)(19)
164,660 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				1,202	77	(11)(15)
				47,504	47,138
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	6.19%		1,727	1,640	1,645	(6)
				1,640	1,645
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			2,960	2,666	2,916	(15)
				2,666	2,916
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(15)
				367	—
SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 5.50% cash 8.50% PIK due 12/21/2026			45,140	44,390	44,332	(15)
Common Stock Warrants (exercise price $0.75) expiration date 7/31/2028				681	681	(15)
				45,071	45,013
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	9.04%		9,109	8,972	8,927	(6)(15)
				8,972	8,927
SonicWall US Holdings Inc.		Technology Distributors
Second Lien Term Loan, LIBOR+7.50% cash due 5/18/2026	9.01%		3,195	3,163	3,069	(6)(15)
				3,163	3,069
Sorrento Therapeutics, Inc.		Biotechnology
50,000 Common Stock Units				197	101	(11)
				197	101
Spanx, LLC		Apparel Retail
First Lien Term Loan, LIBOR+5.50% cash due 11/20/2028	7.10%		4,546	4,463	4,438	(6)(15)
First Lien Revolver, LIBOR+5.25% cash due 11/18/2027			—	(55)	(70)	(6)(15)(19)
				4,408	4,368
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€16,911	19,414	17,186	(6)(11)(15)
				19,414	17,186
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	8.88%		$42,727	41,686	41,787	(6)(15)
				41,686	41,787
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	6.00%		3,475	3,121	3,155	(6)
				3,121	3,155
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	9.00%		20,819	19,547	18,802	(6)(15)
				19,547	18,802
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	6.75%		12,500	12,472	11,833	(6)(15)
				12,472	11,833

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	9.17%		$9,448	$9,333	$8,865	(6)
				9,333	8,865
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	7.12%		23,215	22,799	22,843	(6)(11)(15)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(31)	(30)	(6)(11)(15)(19)
				22,768	22,813
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	10.17%		5,203	5,125	5,099	(6)(15)
				5,125	5,099
Telestream Holdings Corporation		Application Software
First Lien Term Loan, SOFR+9.25% cash due 10/15/2025	10.59%		18,370	17,971	17,984	(6)(15)
First Lien Revolver, SOFR+9.25% cash due 10/15/2025	10.59%		703	681	667	(6)(15)(19)
				18,652	18,651
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2026	11.75%		29,663	29,330	28,912	(6)(15)
668,879 Common Units of TerSera Holdings LLC				2,125	3,487	(15)
				31,455	32,399
TGNR HoldCo LLC		Integrated Oil & Gas
Subordinated Debt, 11.50% cash due 5/14/2026			4,984	4,860	4,859	(10)(11)(15)
				4,860	4,859
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	9.25%		37,590	36,606	36,274	(6)(15)
8,434 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				101	124	(15)
284,650.32 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				2,409	4,196	(15)
48,352 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				979	979	(15)
23,201 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				22,986	26,487	(15)(19)
				63,081	68,060
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	8.92%		14,788	14,695	14,592	(6)
				14,695	14,592
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	7.67%		6,031	5,918	5,850	(6)(15)
				5,918	5,850
Uniti Group LP		Specialized REITs
Fixed Rate Bond, 6.50% cash due 2/15/2029			4,500	4,047	3,309	(11)
Fixed Rate Bond, 4.75% cash due 4/15/2028			300	256	247	(11)
				4,303	3,556
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	7.25%		5,876	5,602	4,852	(6)
				5,602	4,852
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	12.00%		3,791	3,755	3,753	(6)(15)
181 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	195	(15)
				3,755	3,948
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.92%		25,565	24,652	24,018	(6)
18,032 Shares of Common Stock in Windstream Holdings II, LLC				216	328	(15)
109,420 Warrants in Windstream Holdings II, LLC				1,842	1,992	(15)
				26,710	26,338

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.99%		$10,590	$9,849	$8,900	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.99%		16,000	15,797	13,240	(6)(15)
				25,646	22,140
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 3/27/2026	7.50%		40,536	39,905	40,057	(6)(15)
				39,905	40,057
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.00% cash due 7/26/2029	9.25%		5,000	4,925	4,538	(6)(15)
				4,925	4,538
Zayo Group Holdings Inc		Alternative Carriers
Fixed Rate Bond, 6.125% cash due 3/1/2028			2,166	1,910	1,570
Fixed Rate Bond, 4.00% cash due 3/1/2027			250	210	208
				2,120	1,778
Zep Inc.		Specialty Chemicals
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	10.50%		19,578	19,539	17,130	(6)(15)
				19,539	17,130
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, SONIA+7.50% cash due 7/23/2026	8.72%		£18,000	23,809	19,547	(6)(11)(15)
				23,809	19,547
Total Non-Control/Non-Affiliate Investments (183.5% of net assets)				$2,378,626	$2,319,104
Total Portfolio Investments (203.0% of net assets)				$2,665,487	$2,565,389
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$8,657	$8,657
Other cash accounts				27,658	27,658
Total Cash and Cash Equivalents and Restricted Cash (2.9% of net assets)				$36,315	$36,315
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (205.9% of net assets)				$2,701,802	$2,601,704

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$46,196	€43,643	8/11/2022	JPMorgan Chase Bank, N.A.	$440
Foreign currency forward contract	$49,442	£40,109	8/11/2022	JPMorgan Chase Bank, N.A.	694
					$1,134

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(30,866)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2022
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to the secured overnight financing rate ("SOFR") or the sterling overnight index average ("SONIA"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 1.67%, the 90-day LIBOR at 2.25%, the 180-day LIBOR at 2.88%, the 360-day LIBOR at 3.61%, the PRIME at 4.75%, the 30-day SOFR at 1.53%, the 90-day SOFR at 2.05%, the SONIA at 1.19%, the 30-day EURIBOR at (0.54)%, the 90-day EURIBOR at (0.30)% and the 180-day EURIBOR at (0.38)%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2022 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2022, qualifying assets represented 75.9% of the Company's total assets and non-qualifying assets represented 24.1% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)One half of the Seller Earn Out Shares will vest if, at any time through June 16, 2027, the Alvotech SA common share price is at or above a volume weighted average price ("VWAP") of $15.00 per share for any ten trading days within any twenty trading day period, and the other half will vest, if at any time during such period, the common share price is at or above a VWAP of $20.00 per share for any ten trading days within any twenty trading day period.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)As of June 30, 2022, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
•Separately, independent valuation firms approved by the Board of Directors prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to Oaktree and the Audit Committee of the Board of Directors;
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
The fair value of the Company's investments as of June 30, 2022 and September 30, 2021 was determined in good faith by the Board of Directors. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of June 30, 2022 and September 30, 2021, there were no investments on non-accrual status.
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
As of June 30, 2022 and September 30, 2021, included in restricted cash was $2.0 million and $2.3 million, respectively, that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.0 million and $2.3 million as of June 30, 2022 and September 30, 2021, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.

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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of June 30, 2022, the adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
Note 3. Portfolio Investments
As of June 30, 2022, 203.0% of net assets at fair value, or $2.6 billion, was invested in 151 portfolio companies, including (i) $119.3 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $50.6 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of June 30, 2022, 2.9% of net assets at fair value, or $36.3 million, was invested in cash and cash equivalents (including $2.0 million of restricted cash). In comparison, as of September 30, 2021, 194.7% of net assets at fair value, or $2.6 billion, was invested in 138 portfolio investments, including (i) $133.9 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $55.6 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2021, 2.4% of net assets at fair value, or $31.6 million, was invested in cash and cash equivalents (including $2.3 million of restricted cash). As of June 30, 2022, 86.6% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.2% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2021, 86.7% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.6% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2022, the Company recorded net realized gains of $9.2 million and $19.9 million, respectively. During the three and nine months ended June 30, 2021, the Company recorded net realized gains of $8.6 million and $22.7 million, respectively. During the three and nine months ended June 30, 2022, the Company recorded net unrealized depreciation of $86.8 million and $118.4 million, respectively. During the three and nine months ended June 30, 2021, the Company recorded net unrealized appreciation of $3.9 million and $116.6 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's investments as of June 30, 2022 and September 30, 2021 at cost and fair value was as follows:

	June 30, 2022		September 30, 2021
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,342,876	$2,285,461	$2,222,223	$2,259,924
Investments in equity securities	126,647	110,049	120,621	107,222
Debt investments in the JVs	146,642	146,856	146,955	151,832
Equity investments in the JVs	49,322	23,023	49,322	37,651
Total	$2,665,487	$2,565,389	$2,539,121	$2,556,629

The following table presents the composition of the Company's debt investments as of June 30, 2022 and September 30, 2021 at fixed rates and floating rates:

	June 30, 2022		September 30, 2021
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,136,619	87.84%	$2,205,648	91.45%
Fixed rate debt securities	295,698	12.16	206,108	8.55
Total	$2,432,317	100.00%	$2,411,756	100.00%

The following table presents the financial instruments carried at fair value as of June 30, 2022 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$290,889	$1,930,714	$—	$2,221,603
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	55,134	155,580	—	210,714
Investments in equity securities (preferred)	—	—	81,616	—	81,616
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	4,928	—	23,505	23,023	51,456
Total investments at fair value	4,928	346,023	2,191,415	23,023	2,565,389
Cash equivalents	8,657	—	—	—	8,657
Derivative assets	—	1,134	—	—	1,134
Total assets at fair value	$13,585	$347,157	$2,191,415	$23,023	$2,575,180
Derivative liability	$—	$30,866	$—	$—	$30,866
Total liabilities at fair value	$—	$30,866	$—	$—	$30,866
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
The following table provides a roll-forward in the changes in fair value from March 31, 2022 to June 30, 2022 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2022	$1,955,858	$160,727	$84,372	$33,588	$2,234,545
Purchases	60,692	29	—	125	60,846
Sales and repayments	(91,730)	(733)	—	(3,890)	(96,353)
Transfers in (a)	28,475	—	—	—	28,475
Transfers out (b)	—	—	—	(5,838)	(5,838)
Capitalized PIK interest income	5,537	—	—	—	5,537
Accretion of OID	5,100	430	—	—	5,530
Net unrealized appreciation (depreciation)	(33,208)	(4,873)	(2,756)	(873)	(41,710)
Net realized gains (losses)	(10)	—	—	393	383
Fair value as of June 30, 2022	$1,930,714	$155,580	$81,616	$23,505	$2,191,415
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2022	$(33,199)	$(4,873)	$(2,756)	$(917)	$(41,745)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended June 30, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(b) This transfer out was the result of a transaction in which Level 3 common equity was exchanged for Level 1 common equity.
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

The following table provides a roll-forward in the changes in fair value from September 30, 2021 to June 30, 2022 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2021	$1,878,536	$176,317	$63,565	$43,163	$2,161,581
Purchases	437,922	3,777	19,243	2,180	463,122
Sales and repayments	(391,959)	(21,868)	(163)	(12,836)	(426,826)
Transfers in (a)	37,042	—	—	—	37,042
Transfers out (a)(b)	(17,070)	—	—	(5,838)	(22,908)
Capitalized PIK interest income	16,653	313	—	—	16,966
Accretion of OID	19,048	1,628	—	—	20,676
Net unrealized appreciation (depreciation)	(57,909)	(4,587)	(517)	(2,520)	(65,533)
Net realized gains (losses)	8,451	—	(512)	(644)	7,295
Fair value as of June 30, 2022	$1,930,714	$155,580	$81,616	$23,505	$2,191,415
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2022	$(45,187)	$(4,734)	$(752)	$(7,629)	$(58,302)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) This transfer out was the result of a transaction in which Level 3 common equity was exchanged for Level 1 common equity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of June 30, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,559,851	Market Yield	Market Yield	(b)	7.0%	-	25.0%	12.7%
	25,835	Enterprise Value	EBITDA Multiple	(c)	5.0x	-	7.0x	6.0x
	23,937	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	321,091	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	8,724	Market Yield	Market Yield	(b)	13.0%	-	17.0%	14.8%
Debt Investments in the JVs	146,856	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	63,662	Enterprise Value	Revenue Multiple	(c)	0.5x	-	8.4x	4.5x
	41,336	Enterprise Value	EBITDA Multiple	(c)	3.3x	-	17.7x	10.5x
	3	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	120	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,191,415
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2022 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$575,000	$575,000	$—	$—	$575,000
Citibank Facility payable	170,000	170,000	—	—	170,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	296,678	283,956	—	283,956	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	314,928	301,144	—	301,144	—
Total	$1,356,606	$1,330,100	$—	$585,100	$745,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,269,332	85.14%	$2,179,907	85.85%
Debt investments in the JVs	146,642	5.50%	146,955	5.79%
Preferred equity	84,881	3.18%	65,939	2.60%
Subordinated debt	73,544	2.76%	42,316	1.67%
LLC equity interests of the JVs	49,322	1.85%	49,322	1.94%
Common equity and warrants	41,766	1.57%	54,682	2.15%
Total	$2,665,487	100.00%	$2,539,121	100.00%

	June 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,221,603	86.60%	175.82%	$2,217,243	86.72%	168.89%
Debt investments in the JVs	146,856	5.72%	11.63%	151,832	5.94%	11.56%
Preferred equity	81,616	3.18%	6.46%	63,565	2.49%	4.84%
Subordinated debt	63,858	2.49%	5.05%	42,681	1.67%	3.25%
LLC equity interests of the JVs	28,433	1.11%	2.25%	37,651	1.47%	2.87%
Common equity and warrants	23,023	0.90%	1.82%	43,657	1.71%	3.33%
Total	$2,565,389	100.00%	203.03%	$2,556,629	100.00%	194.74%

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

	June 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Northeast	$736,761	27.65%	$720,781	28.39%
Midwest	389,291	14.60%	385,846	15.20%
West	363,764	13.65%	365,471	14.39%
Southeast	357,164	13.40%	294,339	11.59%
International	293,670	11.02%	268,817	10.59%
Southwest	240,777	9.03%	256,227	10.09%
South	192,806	7.23%	156,764	6.17%
Northwest	91,254	3.42%	90,876	3.58%
Total	$2,665,487	100.00%	$2,539,121	100.00%

	June 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$694,038	27.07%	54.92%	$721,647	28.24%	54.97%
Midwest	372,834	14.53%	29.51%	382,475	14.96%	29.13%
West	355,367	13.85%	28.12%	371,257	14.52%	28.28%
Southeast	349,474	13.62%	27.66%	299,486	11.71%	22.81%
International	280,481	10.93%	22.20%	275,904	10.79%	21.02%
Southwest	237,561	9.26%	18.80%	258,940	10.13%	19.72%
South	185,473	7.23%	14.68%	155,526	6.08%	11.85%
Northwest	90,161	3.51%	7.14%	91,394	3.57%	6.96%
Total	$2,565,389	100.00%	203.03%	$2,556,629	100.00%	194.74%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Application Software	$407,964	15.30%	$367,265	14.49%
Multi-Sector Holdings (1)	195,964	7.35	196,277	7.73
Pharmaceuticals	129,031	4.84	138,250	5.44
Data Processing & Outsourced Services	120,453	4.52	120,381	4.74
Biotechnology	102,578	3.85	111,856	4.41
Health Care Technology	98,274	3.69	13,877	0.55
Industrial Machinery	78,306	2.94	88,231	3.47
Aerospace & Defense	74,567	2.80	67,629	2.66
Specialized Finance	73,757	2.77	68,554	2.70
Internet & Direct Marketing Retail	67,975	2.55	62,233	2.45
Fertilizers & Agricultural Chemicals	64,598	2.42	66,713	2.63
Construction & Engineering	61,195	2.30	61,874	2.44
Health Care Services	59,504	2.23	84,750	3.34
Automotive Retail	59,138	2.22	41,800	1.65
Internet Services & Infrastructure	53,814	2.02	46,917	1.85
Personal Products	53,042	1.99	103,642	4.08
Metal & Glass Containers	46,711	1.75	17,443	0.69
Health Care Distributors	46,497	1.74	19,698	0.78
Home Improvement Retail	46,046	1.73	46,487	1.83
Leisure Facilities	42,986	1.61	25,162	0.99
Airport Services	42,900	1.61	41,699	1.64
Real Estate Services	40,293	1.51	40,445	1.59
Real Estate Operating Companies	39,449	1.48	27,531	1.08
Diversified Support Services	38,017	1.43	40,666	1.60
Specialty Chemicals	37,740	1.42	46,731	1.84
Health Care Supplies	36,248	1.36	29,650	1.17
Insurance Brokers	35,652	1.34	25,515	1.00
Integrated Telecommunication Services	34,675	1.30	47,059	1.85
Soft Drinks	34,607	1.30	33,410	1.32
Electrical Components & Equipment	33,816	1.27	32,127	1.27
Oil & Gas Storage & Transportation	31,419	1.18	36,612	1.44
Advertising	29,930	1.12	28,649	1.13
Other Diversified Financial Services	29,286	1.10	16,104	0.63
Oil & Gas Refining & Marketing	27,686	1.04	36,044	1.42
Movies & Entertainment	26,121	0.98	26,002	1.02
Distributors	25,293	0.95	—	—
Health Care Equipment	24,134	0.91	23,674	0.93
Environmental & Facilities Services	19,580	0.73	—	—
Home Furnishings	19,547	0.73	19,537	0.77
Cable & Satellite	19,279	0.72	26,730	1.05
Systems Software	14,886	0.56	6,647	0.26
Consumer Finance	14,481	0.54	—	—
Hotels, Resorts & Cruise Lines	13,941	0.52	—	—
Auto Parts & Equipment	12,472	0.47	12,466	0.49
IT Consulting & Other Services	11,711	0.44	7,598	0.30
Research & Consulting Services	10,138	0.38	7,354	0.29
Air Freight & Logistics	9,664	0.36	4,925	0.19
Restaurants	9,333	0.35	9,317	0.37
Education Services	9,068	0.34	981	0.04
Trading Companies & Distributors	7,616	0.29	—	—
Apparel, Accessories & Luxury Goods	5,165	0.19	5,165	0.20
Integrated Oil & Gas	4,860	0.18	4,842	0.19
Food Distributors	4,643	0.17	4,625	0.18
Apparel Retail	4,408	0.17	—	—
Specialized REITs	4,303	0.16	—	—
Communications Equipment	3,774	0.14	—	—
Housewares & Specialties	3,755	0.14	1,875	0.07
Diversified Banks	3,515	0.13	3,515	0.14
Technology Distributors	3,163	0.12	3,163	0.12
Construction Materials	2,309	0.09	2,245	0.09
Alternative Carriers	2,120	0.08	6,578	0.26
Electronic Components	2,090	0.08	10,080	0.40
Independent Power Producers & Energy Traders	—	—	23,458	0.92
Airlines	—	—	22,417	0.88
Commercial Printing	—	—	19,685	0.78
Managed Health Care	—	—	18,654	0.73
Thrifts & Mortgage Finance	—	—	16,079	0.63
Property & Casualty Insurance	—	—	9,884	0.39
Leisure Products	—	—	6,599	0.26
Food Retail	—	—	3,745	0.15
	$2,665,487	100.00%	$2,539,121	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$403,073	15.69%	31.94%	$372,606	14.58%	28.39%
Multi-Sector Holdings (1)	169,879	6.62	13.44	189,483	7.41	14.43
Pharmaceuticals	121,216	4.73	9.59	142,194	5.56	10.83
Data Processing & Outsourced Services	112,348	4.38	8.89	113,923	4.46	8.68
Biotechnology	101,748	3.97	8.05	113,641	4.44	8.66
Health Care Technology	96,449	3.76	7.63	13,960	0.55	1.06
Industrial Machinery	77,516	3.02	6.13	90,218	3.53	6.87
Internet & Direct Marketing Retail	72,773	2.84	5.76	68,424	2.68	5.21
Aerospace & Defense	72,127	2.81	5.71	69,602	2.72	5.30
Specialized Finance	68,856	2.68	5.45	68,844	2.69	5.24
Fertilizers & Agricultural Chemicals	64,565	2.52	5.11	67,527	2.64	5.14
Construction & Engineering	61,536	2.40	4.87	63,109	2.47	4.81
Automotive Retail	58,201	2.27	4.61	42,133	1.65	3.21
Internet Services & Infrastructure	54,068	2.11	4.28	47,923	1.87	3.65
Health Care Services	52,574	2.05	4.16	84,735	3.31	6.45
Personal Products	52,165	2.03	4.13	105,530	4.13	8.04
Metal & Glass Containers	46,658	1.82	3.69	17,413	0.68	1.33
Home Improvement Retail	45,907	1.79	3.63	46,488	1.82	3.54
Health Care Distributors	44,778	1.75	3.54	19,683	0.77	1.50
Airport Services	42,001	1.64	3.32	40,776	1.59	3.11
Leisure Facilities	41,519	1.62	3.29	22,888	0.90	1.74
Real Estate Services	40,086	1.56	3.17	41,225	1.61	3.14
Real Estate Operating Companies	39,994	1.56	3.17	28,341	1.11	2.16
Diversified Support Services	37,144	1.45	2.94	40,888	1.60	3.11
Health Care Supplies	36,295	1.41	2.87	30,186	1.18	2.30
Specialty Chemicals	35,393	1.38	2.80	46,559	1.82	3.55
Insurance Brokers	34,995	1.36	2.77	27,612	1.08	2.10
Soft Drinks	33,918	1.32	2.68	33,410	1.31	2.54
Integrated Telecommunication Services	33,264	1.30	2.63	49,607	1.94	3.78
Electrical Components & Equipment	32,802	1.28	2.60	32,142	1.26	2.45
Advertising	28,394	1.11	2.25	30,423	1.19	2.32
Oil & Gas Storage & Transportation	28,045	1.09	2.22	34,462	1.35	2.63
Oil & Gas Refining & Marketing	27,465	1.07	2.17	36,546	1.43	2.78
Movies & Entertainment	26,953	1.05	2.13	27,048	1.06	2.06
Other Diversified Financial Services	25,623	1.00	2.03	15,908	0.62	1.21
Distributors	24,579	0.96	1.95	—	—	—
Health Care Equipment	23,805	0.93	1.88	23,763	0.93	1.81
Environmental & Facilities Services	19,211	0.75	1.52	—	—	—
Home Furnishings	18,802	0.73	1.49	19,735	0.77	1.50
Cable & Satellite	18,068	0.70	1.43	27,048	1.06	2.06
Consumer Finance	14,317	0.56	1.13	—	—	—
Hotels, Resorts & Cruise Lines	13,939	0.54	1.10	—	—	—
Systems Software	12,713	0.50	1.01	6,769	0.26	0.52
Auto Parts & Equipment	11,833	0.46	0.94	12,365	0.48	0.94
IT Consulting & Other Services	10,272	0.40	0.81	7,443	0.29	0.57
Research & Consulting Services	9,479	0.37	0.75	7,606	0.30	0.58
Air Freight & Logistics	9,074	0.35	0.72	4,981	0.19	0.38
Restaurants	8,865	0.35	0.70	9,451	0.37	0.72
Education Services	8,541	0.33	0.68	1,009	0.04	0.08
Trading Companies & Distributors	5,828	0.23	0.46	—	—	—
Integrated Oil & Gas	4,859	0.19	0.38	4,884	0.19	0.37
Apparel Retail	4,368	0.17	0.35	—	—	—
Housewares & Specialties	3,948	0.15	0.31	2,003	0.08	0.15
Communications Equipment	3,559	0.14	0.28	—	—	—
Specialized REITs	3,556	0.14	0.28	—	—	—
Food Distributors	3,540	0.14	0.28	4,673	0.18	0.36
Diversified Banks	3,310	0.13	0.26	3,562	0.14	0.27
Technology Distributors	3,069	0.12	0.24	3,178	0.12	0.24
Electronic Components	1,957	0.08	0.15	10,127	0.40	0.77
Construction Materials	1,791	0.07	0.14	2,350	0.09	0.18
Alternative Carriers	1,778	0.07	0.14	6,939	0.27	0.53
Airlines	—	—	—	24,554	0.96	1.87
Independent Power Producers & Energy Traders	—	—	—	23,552	0.92	1.79
Commercial Printing	—	—	—	20,100	0.79	1.53
Managed Health Care	—	—	—	18,840	0.74	1.44
Thrifts & Mortgage Finance	—	—	—	15,942	0.62	1.21
Property & Casualty Insurance	—	—	—	9,949	0.39	0.76
Leisure Products	—	—	—	6,599	0.26	0.50
Food Retail	—	—	—	3,750	0.15	0.29
Total	$2,565,389	100.00%	203.03%	$2,556,629	100.00%	194.74%
___________________
(1)This industry includes the Company's investments in the JVs and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2022 and September 30, 2021, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2022 and September 30, 2021, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of each of June 30, 2022 and September 30, 2021. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2022, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date was May 3, 2028. As of June 30, 2022, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% per annum for the first year after the reinvestment period, 3-month LIBOR plus 2.25% for the following year and 3-month LIBOR plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. $215.0 million and $215.6 million of borrowings were outstanding under the SLF JV I Deutsche Bank Facility as of June 30, 2022 and September 30, 2021, respectively.
As of June 30, 2022 and September 30, 2021, SLF JV I had total assets of $365.0 million and $379.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 56 and 55 portfolio companies as of June 30, 2022 and September 30, 2021, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of June 30, 2022, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $119.3 million in aggregate, at fair value. As of September 30, 2021, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $133.9 million in aggregate, at fair value.
As of each of June 30, 2022 and September 30, 2021, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of each of June 30, 2022 and September 30, 2021, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Senior secured loans (1)	$357,198	$344,196
Weighted average interest rate on senior secured loans (2)	6.79%	5.60%
Number of borrowers in SLF JV I	56	55
Largest exposure to a single borrower (1)	$9,650	$9,875
Total of five largest loan exposures to borrowers (1)	$47,298	$46,984
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of June 30, 2022

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.32%	Diversified Support Services	$9,038	$9,017	$8,561
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	8.50%	Construction & Engineering	8,641	8,500	8,498	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	7.50%	Pharmaceuticals	9,385	9,273	8,291	(4)
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%	Distributors	4,885	4,824	4,631	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.92%	Movies & Entertainment	7,820	7,742	7,631	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	6.00%	Personal Products	1,543	1,206	1,238	(4)
Apptio, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	7.25%	Application Software	4,615	4,576	4,511	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	7.25%	Application Software	154	151	145	(4)(5)
Total Apptio, Inc.				4,769	4,727	4,656
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	7.67%	Paper Packaging	4,187	4,110	4,086
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027		Paper Packaging	—	(9)	(12)	(5)
Total ASP-R-PAC Acquisition Co LLC				4,187	4,101	4,074
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	6.92%	Application Software	6,670	6,507	5,831	(4)
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	6.92%	Property & Casualty Insurance	1,846	1,828	1,579
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.63%	Airport Services	6,353	6,252	6,030	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.67%	Health Care Services	6,386	6,327	6,291
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.60%	Health Care Services	1,577	1,558	1,533	(4)(5)
Total BAART Programs, Inc.				7,963	7,885	7,824
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	5.05%	Data Processing & Outsourced Services	9,600	9,590	9,100
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	5.60%	Oil & Gas Equipment & Services	4,203	4,194	4,059
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 11/24/2026	7.01%	Application Software	7,463	7,360	6,380
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Centerline Communications, LLC	First Lien Term Loan, SOFR+5.50% cash due 8/10/2027	7.05%	Wireless Telecommunication Services	4,368	4,292	4,291
Centerline Communications, LLC	First Lien Delayed Draw Term Loan, SOFR+5.50% cash due 8/10/2027	7.05%	Wireless Telecommunication Services	450	428	414	(5)
Centerline Communications, LLC	First Lien Revolver, LIBOR+5.50% cash due 8/10/2027		Wireless Telecommunication Services	—	(10)	(11)	(5)
Total Centerline Communications, LLC				4,818	4,710	4,694
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.92%	Oil & Gas Refining & Marketing	7,056	6,985	7,014	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.60%	Movies & Entertainment	6,484	6,451	5,997

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	6.67%	IT Consulting & Other Services	$7,392	$7,211	$6,357	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	6.00%	Biotechnology	5,835	5,791	5,525
Delivery Hero FinCo LLC	First Lien Term Loan, SOFR+5.75% cash due 7/9/2027	6.88%	Internet & Direct Marketing Retail	5,050	4,948	4,760	(4)
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	6.67%	Cable & Satellite	5,595	5,539	5,167	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	6.69%	Paper Products	4,110	4,075	3,967
DTI Holdco, Inc.	First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	6.28%	Research & Consulting Services	8,000	7,843	7,511	(4)
Eagle Parent Corp.	First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	6.30%	Industrial Machinery	4,489	4,380	4,317
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	6.17%	Application Software	7,350	7,277	6,809
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	6.41%	Leisure Products	7,463	7,388	6,380
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.92%	Health Care Services	1,985	1,985	1,852	(4)
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.25%	Health Care Services	2,198	2,168	2,050
Total Global Medical Response, Inc.				4,183	4,153	3,902
Harbor Purchaser Inc.	First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	6.88%	Education Services	8,000	7,765	7,275	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, SOFR+5.25% cash due 6/30/2026	7.57%	Pharmaceuticals	7,425	7,304	7,252
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	8.00%	Personal Products	9,625	9,391	9,096	(4)
Iris Holding, Inc.	First Lien Term Loan, SOFR+4.75% cash due 6/15/2028	5.25%	Metal & Glass Containers	4,000	3,680	3,663
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	6.79%	Health Care Services	7,463	7,330	7,355
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.25%	Real Estate Services	7,386	7,331	7,201	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	6.35%	Application Software	7,880	7,766	6,087
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	5.17%	Electronic Components	7,385	7,294	6,891
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.38%	Internet Services & Infrastructure	4,669	4,629	4,580	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(4)	(9)	(4)(5)
Total Mindbody, Inc.				4,669	4,625	4,571
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	7.75%	Application Software	6,154	6,120	6,031	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(7)	(4)(5)
Total MRI Software LLC				6,154	6,117	6,024
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.55%	Electrical Components & Equipment	6,703	6,689	6,501
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.67%	Application Software	7,797	7,761	7,270	(4)
Park Place Technologies, LLC	First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	6.63%	Internet Services & Infrastructure	4,938	4,786	4,761	(4)
Peloton Interactive, Inc.	First Lien Term Loan, SOFR+6.50% cash due 5/17/2027	7.00%	Leisure Products	4,000	3,822	3,823
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.92%	Application Software	4,503	4,435	4,323	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	6,795	6,687	6,605	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(7)	(12)	(4)(5)
Total Pluralsight, LLC				6,795	6,680	6,593

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
RevSpring, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	5.67%	Commercial Printing	$9,650	$9,630	$9,264
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	6.19%	Metal & Glass Containers	2,591	2,565	2,468	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.49%	Footwear	8,223	8,215	7,483
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.47%	Footwear	138	138	125
Total SHO Holding I Corporation				8,361	8,353	7,608
Sorenson Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	7.75%	Communications Equipment	2,628	2,602	2,578
Spanx, LLC	First Lien Term Loan, LIBOR+5.50% cash due 11/20/2028	7.10%	Apparel Retail	8,955	8,792	8,743	(4)
SPX Flow, Inc.	First Lien Term Loan, LIBOR+4.60% cash due 4/5/2029	6.13%	Industrial Machinery	7,453	7,128	6,965
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	6.00%	Application Software	7,763	7,475	7,049	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.95%	Health Care Facilities	3,386	3,374	3,165
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	7.67%	Health Care Supplies	7,304	7,167	7,085	(4)
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	7.25%	Application Software	6,365	6,284	5,257	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.92%	Integrated Telecommunication Services	7,838	7,604	7,364	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.99%	Aerospace & Defense	6,000	5,970	4,965	(4)
WP CPP Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.99%	Aerospace & Defense	1,990	1,907	1,672	(4)
Total Portfolio Investments				$357,198	$358,578	$339,335
_________
(1) Represents the interest rate as of June 30, 2022. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of June 30, 2022, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 1.67%, the 90-day LIBOR at 2.25%, the 180-day LIBOR at 2.88%, the 360-day LIBOR at 3.61%, the 30-day SOFR at 1.53% and the 90-day SOFR at 2.05%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2022 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of June 30, 2022.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of each of June 30, 2022 and September 30, 2021. The Company earned interest income of $1.9 million and $5.8 million on the SLF JV I Notes for the three and nine months ended June 30, 2022, respectively. The Company earned interest income of $1.9 million and $5.4 million on the SLF JV I Notes for the three and nine months ended June 30, 2021, respectively. As of June 30, 2022, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $23.0 million, respectively, as of June 30, 2022, and $49.3 million and $37.7 million, respectively, as of September 30, 2021. The Company earned $0.9 million and $2.0 million in dividend income for the three and nine months ended June 30, 2022, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $0.5 million in dividend income for the three and nine months ended June 30, 2021 with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2022 and September 30, 2021 and for the three and nine months ended June 30, 2022 and 2021:

	June 30, 2022	September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2022: $358,578; cost September 30, 2021: $346,052)	$339,335	$346,665
Cash and cash equivalents	14,904	23,446
Restricted cash	4,156	4,517
Other assets	6,653	4,529
Total assets	$365,048	$379,157

Senior credit facility payable	$215,000	$215,620
SLF JV I Notes payable at fair value (proceeds June 30, 2022: $110,000; proceeds September 30, 2021: $110,000)	110,000	110,000
Other liabilities	13,718	10,507
Total liabilities	$338,718	$336,127
Members' equity	26,330	43,030
Total liabilities and members' equity	$365,048	$379,157

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Selected Statements of Operations Information:
Interest income	$5,796	$5,247	$16,664	$14,535
Other income	32	19	105	546
Total investment income	5,828	5,266	16,769	15,081
Senior credit facility interest expense	1,929	1,430	4,995	4,222
SLF JV I Notes interest expense	2,224	2,224	6,673	6,195
Other expenses	77	56	198	193
Total expenses (1)	4,230	3,710	11,866	10,610
Net unrealized appreciation (depreciation)	(16,411)	1,407	(19,856)	13,334
Net realized gains (losses)	165	426	568	427
Net income (loss)	$(14,648)	$3,389	$(14,385)	$18,232
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
During the nine months ended June 30, 2022, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions. The Company did not sell any senior secured debt investments to SLF JV I during the three months ended June 30, 2022. During the three and nine months ended June 30, 2021, the Company sold $10.5 million and $45.5 million, respectively, of senior secured debt investments to SLF JV I, for $10.3 million and $44.8 million cash consideration, respectively, which represented the fair value at the time of sale.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of June 30, 2022 and September 30, 2021, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of June 30, 2022, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of June 30, 2022, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 3-month LIBOR plus 2.75% thereafter, in each case with a 0.125% LIBOR floor. $80.1 million and $71.9 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of June 30, 2022 and September 30, 2021, respectively.
As of June 30, 2022 and September 30, 2021, the Glick JV had total assets of $141.5 million and $141.0 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 43 and 37 portfolio companies as of June 30, 2022 and September 30, 2021, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $50.6 million and $55.6 million in the aggregate at fair value as of June 30, 2022 and September 30, 2021, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of June 30, 2022 and September 30, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of June 30, 2022 and September 30, 2021, of which $73.5 million was from the Company. As of each of June 30, 2022 and September 30, 2021, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of June 30, 2022 and September 30, 2021, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Senior secured loans (1)	$141,783	$126,512
Weighted average current interest rate on senior secured loans (2)	6.85%	5.86%
Number of borrowers in the Glick JV	43	37
Largest loan exposure to a single borrower (1)	$6,645	$6,907
Total of five largest loan exposures to borrowers (1)	$28,564	$28,324
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of June 30, 2022

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	8.50%	Construction & Engineering	$4,714	$4,640	$4,636	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	7.50%	Pharmaceuticals	6,645	6,564	5,871	(4)
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%	Distributors	2,897	2,861	2,746	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.92%	Movies & Entertainment	2,933	2,903	2,862	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	6.00%	Personal Products	919	714	738	(4)
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	7.67%	Paper Packaging	1,738	1,706	1,696
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027		Paper Packaging	—	(4)	(5)	(5)
Total ASP-R-PAC Acquisition Co LLC				1,738	1,702	1,691
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	6.92%	Application Software	3,155	3,084	2,758	(4)
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	6.92%	Property & Casualty Insurance	923	914	789
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.63%	Airport Services	3,666	3,607	3,478	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.67%	Health Care Services	3,406	3,375	3,355
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.60%	Health Care Services	720	712	699	(4)(5)
Total BAART Programs, Inc.				4,126	4,087	4,054
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	5.60%	Oil & Gas Equipment & Services	2,802	2,796	2,706
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 11/24/2026	7.01%	Application Software	3,980	3,925	3,403
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.92%	Oil & Gas Refining & Marketing	3,528	3,493	3,507	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.60%	Movies & Entertainment	2,494	2,481	2,307
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	6.00%	Biotechnology	2,878	2,856	2,725
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	6.67%	Cable & Satellite	2,798	2,770	2,583	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	6.69%	Paper Products	2,509	2,484	2,421
DTI Holdco, Inc.	First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	6.28%	Research & Consulting Services	3,000	2,941	2,817	(4)
Eagle Parent Corp.	First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	4.75%	Industrial Machinery	2,494	2,433	2,398
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	6.17%	Application Software	2,450	2,426	2,270

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	6.41%	Leisure Products	$3,980	$3,940	$3,403
Harbor Purchaser Inc.	First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	6.88%	Education Services	4,000	3,883	3,638	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.51% cash due 6/30/2026	7.57%	Pharmaceuticals	3,960	3,895	3,868
Integro Parent, Inc.	First Lien Term Loan, LIBOR+2.50% cash due 10/31/2022	4.00%	Insurance Brokers	3,217	3,221	3,041
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	8.00%	Personal Products	2,406	2,348	2,274	(4)
Iris Holding, Inc.	First Lien Term Loan, SOFR+4.75% cash due 6/15/2028	6.86%	Metal & Glass Containers	2,000	1,840	1,832
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	6.79%	Health Care Services	3,980	3,909	3,923
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	5.17%	Electronic Components	1,362	1,180	1,271
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	7.75%	Application Software	1,651	1,636	1,618	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	(3)	(4)(5)
Total MRI Software LLC				1,651	1,635	1,615
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.55%	Electrical Components & Equipment	5,266	5,256	5,108
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.67%	Application Software	3,898	3,880	3,635	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.92%	Application Software	2,842	2,799	2,728	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	4,465	4,394	4,340	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(5)	(9)	(4)(5)
Total Pluralsight, LLC				4,465	4,389	4,331
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	6.19%	Metal & Glass Containers	1,728	1,710	1,645	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.49%	Footwear	6,110	6,097	5,560
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.47%	Footwear	102	102	93
Total SHO Holding I Corporation				6,212	6,199	5,653
Spanx, LLC	First Lien Term Loan, LIBOR+5.50% cash due 11/20/2028	7.10%	Apparel Retail	4,975	4,884	4,857	(4)
SPX Flow, Inc.	First Lien Term Loan, LIBOR+4.60% cash due 4/5/2029	6.13%	Industrial Machinery	5,466	5,222	5,108
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	6.00%	Application Software	2,828	2,710	2,567	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.95%	Health Care Facilities	3,386	3,374	3,165
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	7.67%	Health Care Supplies	3,031	2,975	2,940	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.17%	Human Resource & Employment Services	1,587	1,586	1,326
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.92%	Integrated Telecommunication Services	4,899	4,753	4,603	(4)
WP CPP Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.99%	Aerospace & Defense	995	954	836	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.99%	Aerospace & Defense	3,000	2,985	2,482	(4)
Total WP CPP Holdings, LLC				3,995	3,939	3,318
Total Portfolio Investments				$141,783	$139,208	$132,609
__________
(1) Represents the interest rate as of June 30, 2022. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

LIBOR shown above is in U.S. dollars. As of June 30, 2022, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 1.67%, the 90-day LIBOR at 2.25%, the 180-day LIBOR at 2.88% and the 360-day LIBOR at 3.61%, the 30-day SOFR at 1.53% and the 90-day SOFR at 2.05%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2022 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of June 30, 2022.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Glick JV Portfolio as of September 30, 2021

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,866	$3,783	$3,822	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,907	6,780	6,687	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,955	2,925	2,880	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.88%	Personal Products	1,667	1,310	1,416
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	5.33%	Property & Casualty Insurance	3,000	2,970	2,990
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,694	3,625	3,476	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	3,192	3,160	3,184
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%	Health Care Services	240	232	238	(5)
Total BAART Programs, Inc.				3,432	3,392	3,422
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.08%	Oil & Gas Equipment & Services	4,835	4,823	4,772
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,555	3,520	3,567	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	4.00%	Movies & Entertainment	2,500	2,488	2,497
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	4.13%	Biotechnology	4,900	4,863	4,903
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%	Cable & Satellite	3,000	2,970	3,005	(4)
Enviva Holdings, LP	First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%	Forest Products	3,919	3,879	3,928
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,469	2,444	2,484
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%	Leisure Products	4,000	3,960	3,981
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	431	420	433	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.00%	Pharmaceuticals	3,990	3,913	3,977
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,229	3,221	3,173
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+4.75% cash due 7/13/2022	5.75%	Alternative Carriers	4,167	4,112	4,203
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+4.75% cash due 7/13/2022		Alternative Carriers	—	(11)	7	(5)
Total Intelsat Jackson Holdings S.A.				4,167	4,101	4,210
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%	Personal Products	2,469	2,399	2,419	(4)
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,439	3,115	2,855
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.58%	Electronic Components	1,372	1,147	1,356

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	$1,635	$1,621	$1,634	(4)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	—	(4)(5)
Total MRI Software LLC				1,635	1,619	1,634
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.50%	Electrical Components & Equipment	5,308	5,294	5,294
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.08%	Application Software	3,926	3,908	3,921	(4)
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%	Personal Products	3,502	3,454	3,475	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.25% cash due 1/8/2025		Personal Products	—	(4)	(5)	(4)(5)
Total Olaplex, Inc.				3,502	3,450	3,470
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	2,842	2,799	2,849	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%	Application Software	4,465	4,383	4,380	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(6)	(6)	(4)(5)
Total Pluralsight, LLC				4,465	4,377	4,374
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,819	1,800	1,825	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,159	6,140	5,851
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	6.23%	Footwear	102	102	97
Total SHO Holding I Corporation				6,261	6,242	5,948
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.88%	Application Software	2,850	2,703	2,657	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.50%	Health Care Facilities	4,911	4,895	4,925
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,599	1,598	1,354
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.08%	Health Care Technology	1,721	1,709	1,725
Waystar Technologies, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.08%	Health Care Technology	3,940	3,920	3,947
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,937	4,768	4,967	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000	2,982	2,965	(4)
Total Portfolio Investments				$126,512	$124,112	$124,108
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.4 million and $50.6 million, respectively, as of June 30, 2022. The cost and fair value of the Company's aggregate investment in the Glick JV was

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

$50.7 million and $55.6 million, respectively, as of September 30, 2021. For the three and nine months ended June 30, 2022, the Company's investment in the Glick JV Notes earned interest income of $1.2 million and $3.3 million, respectively. For the three months ended June 30, 2021, the Company's investment in the Glick JV Notes earned interest income of $1.0 million. For the period from March 19, 2021 to June 30, 2021, the Company's investment in the Glick JV Notes earned interest income of $1.1 million. The Company did not earn dividend income for the three and nine months ended June 30, 2022 and for the period from March 19, 2021 to June 30, 2021 with respect to its investment in the LLC equity interest of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis. As of June 30, 2022, the Glick JV Notes bore interest at a rate of one-month LIBOR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of June 30, 2022 and September 30, 2021 and for the three and nine months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from March 19, 2021 to June 30, 2021:

	June 30, 2022	September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2022: $139,208; September 30, 2021: $124,112)	$132,609	$124,108
Cash and cash equivalents	2,677	14,087
Restricted cash	1,387	1,055
Other assets	4,792	1,750
Total assets	$141,465	$141,000

Senior credit facility payable	$80,082	$71,882
Glick JV Notes payable at fair value (proceeds June 30, 2022: $68,885; September 30, 2021: $70,525)	57,837	63,522
Other liabilities	3,546	5,596
Total liabilities	$141,465	$141,000
Members' equity	—	—
Total liabilities and members' equity	$141,465	$141,000

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	For the period from March 19, 2021 to June 30, 2021
Selected Statements of Operations Information:
Interest income	$2,416	$2,161	$6,796	$2,465
Fee income	47	56	82	59
Total investment income	2,463	2,217	6,878	2,524
Senior credit facility interest expense	694	557	1,742	646
Glick JV Notes interest expense	860	830	2,479	950
Other expenses	59	48	127	54
Total expenses (1)	1,613	1,435	4,348	1,650
Net unrealized appreciation (depreciation)	(753)	(778)	(2,549)	(902)
Realized gain (loss)	(97)	(4)	19	28
Net income (loss)	$—	$—	$—	$—
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

During the three and nine months ended June 30, 2022 and the period from March 19, 2021 to June 30, 2021, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three and nine months ended June 30, 2022, the Company recorded total fee income of $2.3 million and $5.1 million, respectively, of which $0.2 million and $0.7 million, respectively, was recurring in nature. For the three and nine

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

months ended June 30, 2021, the Company recorded total fee income of $7.8 million and $13.5 million, respectively, of which $0.1 million and $0.3 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2022 and 2021:

(Share amounts in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(37,834)	$47,038	$16,015	$200,699
Weighted average common shares outstanding — basic and diluted	183,370	180,361	181,778	155,970
Earnings (loss) per common share — basic and diluted	$(0.21)	$0.26	$0.09	$1.29

Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2022:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2021	180,361	$1,804	$1,804,354	$(493,335)	$1,312,823
Net investment income	—	—	—	32,295	32,295
Net unrealized appreciation (depreciation)	—	—	—	(4,586)	(4,586)
Net realized gains (losses)	—	—	—	9,321	9,321
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	2,378	2,378
Distributions to stockholders	—	—	—	(27,956)	(27,956)
Issuance of common stock under dividend reinvestment plan	108	1	785	—	786
Balance as of December 31, 2021	180,469	$1,805	$1,805,139	$(481,883)	$1,325,061
Net investment income	—	—	—	40,098	40,098
Net unrealized appreciation (depreciation)	—	—	—	(27,038)	(27,038)
Net realized gains (losses)	—	—	—	1,402	1,402
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(21)	(21)
Distributions to stockholders	—	—	—	(29,271)	(29,271)
Issuance of common stock in connection with the "at the market" offering	2,632	26	19,353	—	19,379
Issuance of common stock under dividend reinvestment plan	104	1	765	—	766
Balance as of March 31, 2022	183,205	$1,832	$1,825,257	$(496,713)	$1,330,376
Net investment income	—	—	—	40,370	40,370
Net unrealized appreciation (depreciation)	—	—	—	(86,755)	(86,755)
Net realized gains (losses)	—	—	—	9,212	9,212
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(661)	(661)
Distributions to stockholders	—	—	—	(30,256)	(30,256)
Issuance of common stock in connection with the "at the market" offering	169	2	1,241	—	1,243
Issuance of common stock under dividend reinvestment plan	131	1	873	—	874
Repurchases of common stock under dividend reinvestment plan	(131)	(1)	(873)	—	(874)
Balance as of June 30, 2022	183,374	$1,834	$1,826,498	$(564,803)	$1,263,529

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value (3)
October 13, 2021	December 15, 2021	December 31, 2021	$0.155	$ 27.2 million	107,971	(1)	$ 0.8 million
January 28, 2022	March 15, 2022	March 31, 2022	0.16	28.5 million	104,411	(1)	0.8 million
April 29, 2022	June 15, 2022	June 30, 2022	0.165	29.4 million	131,028	(2)	0.9 million
Total for the nine months ended June 30, 2022			$0.48	$ 85.1 million	343,410		$ 2.4 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (2)		DRIP Shares Value (3)
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964		$ 0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702		0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979		0.5 million
Total for the nine months ended June 30, 2021			$0.36	$ 54.3 million	252,645		$ 1.6 million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.
(3) Total may not sum due to rounding.
Common Stock Issuances
During the nine months ended June 30, 2022, the Company issued an aggregate of 212,382 shares of common stock as part of the DRIP.
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
In connection with the "at the market" offering, the Company issued and sold the following shares of common stock during the nine months ended June 30, 2022:

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	2,801,206	$21,049	$210	$20,839	$7.51
 __________
(1) Net proceeds excludes offering costs of $0.2 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
On March 19, 2021, in connection with the Mergers, the Company issued an aggregate of 39,400,011 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the nine months ended June 30, 2021.
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

On December 10, 2021, the Company entered into an incremental commitment and assumption agreement pursuant to which a new lender provided additional commitments of $50 million under the Syndicated Facility. As of June 30, 2022, the size of the Syndicated Facility was $1.0 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of June 30, 2022, (i) the period during which the Company may make drawings will expire on May 4, 2025 and the maturity date is May 4, 2026 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSL Senior Funding II LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of June 30, 2022, except for assets that were held by OCSL Senior Funding II LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of June 30, 2022, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of June 30, 2022 and September 30, 2021, the Company had $575.0 million and $495.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $575.0 million and $495.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.406% and 2.202% for the nine months ended June 30, 2022 and 2021, respectively. For the three and nine months ended June 30, 2022, the Company recorded interest expense (inclusive of fees) of $4.8 million and $12.6 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2021, the Company recorded interest expense (inclusive of fees) of $4.0 million and $10.5 million, respectively, related to the Syndicated Facility.
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
On November 18, 2021, the Company entered into an amendment to the Citibank Facility that, among other things, increased the size of the facility by $50 million and extended the reinvestment period and final maturity date. As of June 30, 2022, the Company was able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of June 30, 2022, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2022, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of June 30, 2022, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of the Company’s equity interests in OCSL Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of June 30, 2022 and September 30, 2021, the Company had $170.0 million and $135.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $170.0 million and $135.0 million, respectively. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.563% and 2.198% for the nine months ended June 30, 2022 and the period from March 19, 2021 to June 30, 2021, respectively. For the three and nine months ended June 30, 2022, the Company recorded interest expense (inclusive of fees) of $1.6 million and $3.5 million related to the Citibank Facility. For three months ended June 30, 2021 and the period from March 19, 2021 to June 30, 2021, the Company recorded interest expense (inclusive of fees) of $0.8 million and $0.9 million, respectively, related to the Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2022, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2022, the Company did not repurchase any of the 2027 Notes in the open market.
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
In connection with the 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.700% and pays a floating interest rate of the three-month LIBOR plus 1.658% on a notional amount of $350 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swap.
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of June 30, 2022 and September 30, 2021:

	As of June 30, 2022		As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(2.0)	(3.4)	(2.6)	(4.0)
Unaccreted discount	(1.3)	(0.8)	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(30.9)	—	(2.1)
Net carrying value	$296.7	$314.9	$295.7	$343.0
Fair Value	$284.0	$301.1	$314.5	$351.1
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and nine months ended June 30, 2022:

	2025 Notes		2027 Notes
($ in millions)	Three months ended June 30, 2022	Nine months ended June 30, 2022	Three months ended June 30, 2022	Nine months ended June 30, 2022
Coupon interest	$2.6	$7.9	$2.4	$7.1
Amortization of financing costs and discount	0.3	0.9	0.2	0.7
Effect of interest rate swap	—	—	(0.1)	(1.6)
Total interest expense	$2.9	$8.8	$2.5	$6.2
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	2.572%	2.069%

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2022 and 2021.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Net increase (decrease) in net assets resulting from operations	$(37,834)	$47,038	$16,015	$200,699
Net unrealized (appreciation) depreciation	86,755	(3,917)	118,379	(116,617)
Book/tax difference due to organizational costs	(21)	—	(65)	(22)
Book/tax difference due to interest income on certain loans	—	339	—	—
Book/tax difference due to capital losses utilized	(3,736)	(12,728)	(19,183)	(34,625)
Other book/tax differences	(8,819)	(3,785)	(18,597)	13,847
Taxable/Distributable Income (1)	$36,345	$26,947	$96,549	$63,282
 __________
(1) The Company's taxable income for the three and nine months ended June 30, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of June 30, 2022, $3.3 million of the $5.0 million deferred tax assets would not more likely than not be realized in future periods. As of June 30, 2022, the Company recorded a net deferred tax asset of $1.7 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended June 30, 2022, the Company recognized a total provision for income tax related to realized and unrealized gains (losses) of $0.7 million, which was primarily composed of current income tax expense. For the three months ended June 30, 2021, the Company recognized a provision for income tax related to realized and unrealized gains of $1.4 million, which was comprised of (i) a current income tax expense of approximately $1.6 million, and (ii) a deferred income tax benefit of approximately $0.2 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the nine months ended June 30, 2022, the Company recognized a provision for income tax related to net investment income of $3.3 million, which was all current income tax expense. For the nine months ended June 30, 2022, the Company also recognized a total benefit for income taxes related to realized and unrealized gains (losses) of $1.7 million, which was composed of (i) a current income tax benefit of approximately $0.7 million, and (ii) a deferred income tax benefit of approximately $1.0 million, which resulted from unrealized depreciation of investments held by the Company's wholly-owned taxable subsidiaries. For the nine months ended June 30, 2021, the Company recognized a total provision for income tax related to realized and unrealized gains of $2.7 million, which was comprised of (i) a current income tax expense of approximately $2.6 million, and (ii) a deferred income tax expense of approximately $0.1 million, which resulted from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended June 30, 2022, the Company recorded an aggregate net realized gain of $9.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	8.8
Other, net	0.4
Total, net	$9.2
During the three months ended June 30, 2021, the Company recorded an aggregate net realized gain of $8.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Keypath Education Holdings, LLC	$6.8
Signify Health, LLC	0.6
Other, net	1.2
Total, net	$8.6
During the nine months ended June 30, 2022, the Company recorded an aggregate net realized gain of $19.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$12.2
OmniSYS Acquisition Corporation	2.2
First Star Speir Aviation Limited	1.9
TigerConnect Inc.	1.8
Other, net	1.8
Total, net	$19.9
During the nine months ended June 30, 2021, the Company recorded an aggregate net realized gain of $22.7 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
PLATO Learning Inc.	$7.8
Keypath Education Holdings, LLC	6.8
L Squared Capital Partners LLC	3.4
LTI Holdings, Inc.	2.6
BX Commercial Mortgage Trust 2020-VIVA	2.6
California Pizza Kitchen Inc.	(1.8)
Other, net	1.3
Total, net	$22.7

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended June 30, 2022 and 2021, the Company recorded net unrealized appreciation (depreciation) of $(86.8) million and $3.9 million, respectively. For the three months ended June 30, 2022, this consisted of $66.8 million of net unrealized depreciation on debt investments, $17.9 million of net unrealized depreciation on equity investments, $1.6 million of net unrealized depreciation of foreign currency forward contracts and $0.4 million of net unrealized depreciation

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

related to exited investments (a portion of which resulted in a reclassification to realized gains). For the three months ended June 30, 2021, this consisted of $12.3 million of net unrealized appreciation on debt investments, $3.8 million of net unrealized appreciation on equity investments and $1.1 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $13.3 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
During the nine months ended June 30, 2022 and 2021, the Company recorded net unrealized appreciation (depreciation) of $(118.4) million and $116.6 million, respectively. For the nine months ended June 30, 2022, this consisted of $84.6 million of net unrealized depreciation on debt investments, $23.8 million of net unrealized depreciation on equity investments, $9.2 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.8 million of net unrealized depreciation of foreign currency forward contracts. For the nine months ended June 30, 2021, this consisted of $79.7 million of net unrealized appreciation on debt investments, $30.7 million of net unrealized appreciation on equity investments, $4.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts.

Note 9. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 10. Related Party Transactions

As of June 30, 2022 and September 30, 2021, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $15.6 million and $32.6 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three and nine months ended June 30, 2022, the base management fee incurred under the Investment Advisory Agreement was $9.1 million (net of waiver) and $27.6 million (net of waiver), respectively. For the three and nine months ended June 30, 2021, the base management fee incurred under the Investment Advisory Agreement was $8.2 million (net of waiver) and $21.7 million (net of waiver), respectively.
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

For the three and nine months ended June 30, 2022, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $6.5 million and $19.7 million, respectively. For the three and nine months ended June 30, 2021, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $7.0 million and $15.6 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the Mergers for the period from October 1, 2018 to the date of closing of the Mergers, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of June 30, 2022, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the three and nine months ended June 30, 2022, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2022, $6.8 million and $8.8 million of accrued capital gains incentive fees were reversed, respectively. For the three and nine months ended June 30, 2021, $2.8 million and $16.0 million of accrued capital gains incentive fees were expensed, respectively. As of June 30, 2022, the total accrued capital gains incentive fee liability was zero. Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of June 30, 2022 under the Investment Advisory Agreement, there would be no amounts payable.
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
For the three months ended June 30, 2022 and 2021, the Company accrued administrative expenses of $0.3 million and $0.5 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively. For the nine months ended June 30, 2022 and 2021, the Company accrued administrative expenses of $1.2 million and $1.2 million, respectively, including $0.2 million and $0.1 million of general and administrative expenses, respectively.
As of June 30, 2022 and September 30, 2021, $3.5 million and $4.4 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Net asset value per share at beginning of period	$7.26	$7.09	$7.28	$6.49
Net investment income (1)	0.22	0.20	0.62	0.41
Net unrealized appreciation (depreciation) (1)	(0.47)	0.02	(0.65)	0.74
Net realized gains (losses) (1)	0.05	0.05	0.11	0.15
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	(0.01)	0.01	(0.02)
Distributions of net investment income to stockholders	(0.17)	(0.13)	(0.48)	(0.36)
Issuance of common stock	—	—	—	(0.19)
Net asset value per share at end of period	6.89	7.22	6.89	7.22
Per share market value at beginning of period	$7.37	$6.20	$7.06	$4.84
Per share market value at end of period	6.55	6.69	6.55	$6.69
Total return (2)	(8.93)%	9.98%	(0.79)%	46.39%
Common shares outstanding at beginning of period	183,205	180,361	180,361	140,961
Common shares outstanding at end of period	183,374	180,361	183,374	180,361
Net assets at beginning of period	$1,330,376	$1,278,823	$1,312,823	$914,879
Net assets at end of period	$1,263,529	$1,302,414	$1,263,529	$1,302,414
Average net assets (3)	$1,306,727	$1,298,995	$1,323,232	$1,094,761
Ratio of net investment income to average net assets (4)	12.39%	11.09%	11.39%	7.82%
Ratio of total expenses to average net assets (4)	7.22%	9.23%	7.94%	10.02%
Ratio of net expenses to average net assets (4)	6.99%	9.00%	7.71%	9.91%
Ratio of portfolio turnover to average investments at fair value	4.73%	7.43%	21.44%	31.59%
Weighted average outstanding debt (5)	$1,369,615	$1,140,774	$1,358,150	$884,525
Average debt per share (1)	$7.47	$6.32	$7.47	$5.67
Asset coverage ratio at end of period (6)	187.82%	216.01%	187.82%	216.01%

 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of principal debt outstanding for the period.
(6)	Based on outstanding senior securities of $1,395.0 million and $1,114.1 million as of June 30, 2022 and 2021, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2022, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
In connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of June 30, 2022, the Company paid $36.3 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$46,196	€43,643	8/11/2022	$440	$—	Derivative asset
Foreign currency forward contract	$49,442	£40,109	8/11/2022	$694	$—	Derivative asset
				$1,134	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$52,186	£37,709	11/12/2021	$1,339	$—	Derivative asset
Foreign currency forward contract	$46,663	€39,736	11/12/2021	$573	$—	Derivative asset
				$1,912	$—
Certain information related to the Company’s interest rate swap is presented below as of June 30, 2022.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$30,866	Derivative liability
			$—	$30,866
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2021.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$2,108	Derivative liability
			$—	$2,108

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2022, the Company's only off-balance sheet arrangements consisted of $232.1 million of unfunded commitments, which was comprised of $183.1 million to provide debt and equity financing to certain of its portfolio companies and $49.0 million to provide financing to the JVs. As of September 30, 2021, the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company's only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of its portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of June 30, 2022 and September 30, 2021 is shown in the table below:

	June 30, 2022	September 30, 2021
Senior Loan Fund JV I, LLC	$35,000	$35,000
Fairbridge Strategic Capital Funding LLC	32,250	—
Athenex, Inc.	21,072	21,072
BioXcel Therapeutics, Inc.	14,066	—
OCSI Glick JV LLC	13,998	13,998
Dominion Diagnostics, LLC	11,148	11,148
BAART Programs, Inc.	9,562	3,583
MRI Software LLC	6,800	2,699
Innocoll Pharmaceuticals Limited	6,292	—
Marinus Pharmaceuticals, Inc.	5,734	18,349
Establishment Labs Holdings Inc.	5,075	—
Accupac, Inc.	5,014	3,267
RumbleOn, Inc.	4,822	16,301
Assembled Brands Capital LLC	4,746	24,868
Ardonagh Midco 3 PLC	4,372	14,892
Grove Hotel Parcel Owner, LLC	4,293	—
Mindbody, Inc.	4,000	4,000
OTG Management, LLC	3,789	3,789
Mesoblast, Inc.	3,553	—
Pluralsight, LLC	3,532	3,532
Dialyze Holdings, LLC	3,431	3,431
Spanx, LLC	3,092	—
Thrasio, LLC	2,578	2,578
PRGX Global, Inc.	2,518	2,518
Liquid Environmental Solutions Corporation	2,324	—
Relativity ODA LLC	2,218	2,218
Acquia Inc.	1,971	2,061
Tahoe Bidco B.V.	1,741	—
PFNY Holdings, LLC	1,527	—
CorEvitas, LLC	1,526	3,235
MHE Intermediate Holdings, LLC	1,429	3,466
Apptio, Inc.	1,338	1,338
LSL Holdco, LLC	1,282	—
Kings Buyer, LLC	1,208	—
Berner Food & Beverage, LLC	1,114	2,475
Telestream Holdings Corporation	1,055	1,266
Coyote Buyer, LLC	933	1,333
Digital.AI Software Holdings, Inc.	826	898
109 Montgomery Owner LLC	513	937
GKD Index Partners, LLC	320	320
Gulf Operating, LLC	—	10,064
Coty Inc.	—	9,886
Latam Airlines Group S.A.	—	7,267
Sunland Asphalt & Construction, LLC	—	6,492
NeuAG, LLC	—	5,441
Olaplex, Inc.	—	4,806
Pingora MSR Opportunity Fund I-A, LP	—	3,500
SIO2 Medical Products, Inc.	—	3,406
SumUp Holdings Luxembourg S.À.R.L.	—	3,350
4 Over International, LLC	—	2,300
The Avery	—	1,850
Ministry Brands, LLC	—	1,100
Thermacell Repellents, Inc.	—	833
CircusTrix Holdings, LLC	—	37
Total	$232,062	$264,904

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2022, except as discussed below.
Distribution Declaration
On July 29, 2022, the Company’s Board of Directors declared a quarterly distribution of $0.17 per share, payable in cash on September 30, 2022 to stockholders of record on September 15, 2022.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2021	Gross Additions (3)	Gross Reductions (4)	Fair Value as of June 30, 2022	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.2%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	7.26%		$16,074	—	1,078	27,381	—	(11,307)	16,074	1.3%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	42	—	—	—	—	—%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	3,308	18,065	—	(8,798)	9,267	0.7%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			—	7,500	—	7,500	—	(7,500)	—	—%
100% equity interest				(5,632)	158	698	—	(698)	—	—%
OCSI Glick JV LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.94%		60,274	—	3,292	55,582	1,123	(6,099)	50,606	4.0%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	—	5,839	96,250	—	—	96,250	7.6%
87.5% LLC equity interest				—	2,026	37,651	—	(14,628)	23,023	1.8%
Total Control Investments			$172,598	$1,868	$15,743	$270,765	$1,123	$(49,030)	$222,858	17.6%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	9.00%		$21,754	$—	$1,185	$15,712	$11,585	$(6,037)	$21,260	1.7%
1,609,201 Class A Units				—	—	587	—	(24)	563	—%
1,019,168.80 Preferred Units, 6%				—	—	1,152	51	—	1,203	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	838	—	(437)	401	—%
Total Affiliate Investments			$21,754	$—	$1,185	$18,289	$11,636	$(6,498)	$23,427	1.9%
Total Control & Affiliate Investments			$194,352	$1,868	$16,928	$289,054	$12,759	$(55,528)	$246,285	19.5%

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments, included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2021.
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
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including the impacts of inflation and rising interest rates;
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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by approximately $800 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $77 million at fair value as of June 30, 2022. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.

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
Business Environment and Developments

Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
As of June 30, 2022, 87.8% of our debt investment portfolio (at fair value) and 87.6% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans may also be indexed to the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, or the Sterling Overnight Index Average, or SONIA, an alternative reference rate that is based on transactions. In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. However, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR or SONIA, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
The fair value of our investments as of June 30, 2022 and September 30, 2021 was determined in good faith by our Board of Directors. We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of June 30, 2022, 89.0% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

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
As of June 30, 2022, we held $2,565.4 million of investments at fair value, up from $2,556.6 million held at September 30, 2021, primarily driven by new originations and partially offset by unrealized losses related to credit spread widening. As of June 30, 2022 and September 30, 2021, approximately 95.4% and 97.0%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of June 30, 2022 and September 30, 2021, there were no investments on non-accrual status.
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
During the nine months ended June 30, 2022, we originated $659.7 million of investment commitments in 40 new and 34 existing portfolio companies and funded $607.0 million of investments.
During the nine months ended June 30, 2022, we received $545.0 million of proceeds from prepayments, exits, other paydowns and sales and exited 27 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2022	September 30, 2021
Cost:
Senior secured debt	85.14%	85.85%
Debt investments in the JVs	5.50	5.79
Preferred equity	3.18	2.60
Subordinated debt	2.76	1.67
LLC equity interests of the JVs	1.85	1.94
Common equity and warrants	1.57	2.15
Total	100.00%	100.00%

	June 30, 2022	September 30, 2021
Fair value:
Senior secured debt	86.60%	86.72%
Debt investments in the JVs	5.72	5.94
Preferred equity	3.18	2.49
Subordinated debt	2.49	1.67
LLC equity interests of the JVs	1.11	1.47
Common equity and warrants	0.90	1.71
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2022	September 30, 2021
Cost:
Application Software	15.30%	14.49%
Multi-Sector Holdings (1)	7.35	7.73
Pharmaceuticals	4.84	5.44
Data Processing & Outsourced Services	4.52	4.74
Biotechnology	3.85	4.41
Health Care Technology	3.69	0.55
Industrial Machinery	2.94	3.47
Aerospace & Defense	2.80	2.66
Specialized Finance	2.77	2.70
Internet & Direct Marketing Retail	2.55	2.45
Fertilizers & Agricultural Chemicals	2.42	2.63
Construction & Engineering	2.30	2.44
Health Care Services	2.23	3.34
Automotive Retail	2.22	1.65
Internet Services & Infrastructure	2.02	1.85
Personal Products	1.99	4.08
Metal & Glass Containers	1.75	0.69
Health Care Distributors	1.74	0.78
Home Improvement Retail	1.73	1.83
Leisure Facilities	1.61	0.99
Airport Services	1.61	1.64
Real Estate Services	1.51	1.59
Real Estate Operating Companies	1.48	1.08
Diversified Support Services	1.43	1.60
Specialty Chemicals	1.42	1.84
Health Care Supplies	1.36	1.17
Insurance Brokers	1.34	1.00
Integrated Telecommunication Services	1.30	1.85
Soft Drinks	1.30	1.32
Electrical Components & Equipment	1.27	1.27
Oil & Gas Storage & Transportation	1.18	1.44
Advertising	1.12	1.13
Other Diversified Financial Services	1.10	0.63
Oil & Gas Refining & Marketing	1.04	1.42
Movies & Entertainment	0.98	1.02
Distributors	0.95	—
Health Care Equipment	0.91	0.93
Environmental & Facilities Services	0.73	—
Home Furnishings	0.73	0.77
Cable & Satellite	0.72	1.05
Systems Software	0.56	0.26
Consumer Finance	0.54	—
Hotels, Resorts & Cruise Lines	0.52	—
Auto Parts & Equipment	0.47	0.49
IT Consulting & Other Services	0.44	0.30
Research & Consulting Services	0.38	0.29
Air Freight & Logistics	0.36	0.19
Restaurants	0.35	0.37
Education Services	0.34	0.04
Trading Companies & Distributors	0.29	—
Apparel, Accessories & Luxury Goods	0.19	0.20
Integrated Oil & Gas	0.18	0.19
Food Distributors	0.17	0.18
Apparel Retail	0.17	—
Specialized REITs	0.16	—
Communications Equipment	0.14	—
Housewares & Specialties	0.14	0.07
Diversified Banks	0.13	0.14
Technology Distributors	0.12	0.12
Construction Materials	0.09	0.09
Alternative Carriers	0.08	0.26
Electronic Components	0.08	0.40
Independent Power Producers & Energy Traders	—	0.92
Airlines	—	0.88
Commercial Printing	—	0.78
Managed Health Care	—	0.73
Thrifts & Mortgage Finance	—	0.63
Property & Casualty Insurance	—	0.39
Leisure Products	—	0.26
Food Retail	—	0.15
Total	100.00%	100.00%

	June 30, 2022	September 30, 2021
Fair value:
Application Software	15.69%	14.58%
Multi-Sector Holdings (1)	6.62	7.41
Pharmaceuticals	4.73	5.56
Data Processing & Outsourced Services	4.38	4.46
Biotechnology	3.97	4.44
Health Care Technology	3.76	0.55
Industrial Machinery	3.02	3.53
Internet & Direct Marketing Retail	2.84	2.68
Aerospace & Defense	2.81	2.72
Specialized Finance	2.68	2.69
Fertilizers & Agricultural Chemicals	2.52	2.64
Construction & Engineering	2.40	2.47
Automotive Retail	2.27	1.65
Internet Services & Infrastructure	2.11	1.87
Health Care Services	2.05	3.31
Personal Products	2.03	4.13
Metal & Glass Containers	1.82	0.68
Home Improvement Retail	1.79	1.82
Health Care Distributors	1.75	0.77
Airport Services	1.64	1.59
Leisure Facilities	1.62	0.90
Real Estate Services	1.56	1.61
Real Estate Operating Companies	1.56	1.11
Diversified Support Services	1.45	1.60
Health Care Supplies	1.41	1.18
Specialty Chemicals	1.38	1.82
Insurance Brokers	1.36	1.08
Soft Drinks	1.32	1.31
Integrated Telecommunication Services	1.30	1.94
Electrical Components & Equipment	1.28	1.26
Advertising	1.11	1.19
Oil & Gas Storage & Transportation	1.09	1.35
Oil & Gas Refining & Marketing	1.07	1.43
Movies & Entertainment	1.05	1.06
Other Diversified Financial Services	1.00	0.62
Distributors	0.96	—
Health Care Equipment	0.93	0.93
Environmental & Facilities Services	0.75	—
Home Furnishings	0.73	0.77
Cable & Satellite	0.70	1.06
Consumer Finance	0.56	—
Hotels, Resorts & Cruise Lines	0.54	—
Systems Software	0.50	0.26
Auto Parts & Equipment	0.46	0.48
IT Consulting & Other Services	0.40	0.29
Research & Consulting Services	0.37	0.30
Air Freight & Logistics	0.35	0.19
Restaurants	0.35	0.37
Education Services	0.33	0.04
Trading Companies & Distributors	0.23	—
Integrated Oil & Gas	0.19	0.19
Apparel Retail	0.17	—
Housewares & Specialties	0.15	0.08
Communications Equipment	0.14	—
Specialized REITs	0.14	—
Food Distributors	0.14	0.18
Diversified Banks	0.13	0.14
Technology Distributors	0.12	0.12
Electronic Components	0.08	0.40
Construction Materials	0.07	0.09
Alternative Carriers	0.07	0.27
Airlines	—	0.96
Independent Power Producers & Energy Traders	—	0.92
Commercial Printing	—	0.79
Managed Health Care	—	0.74
Thrifts & Mortgage Finance	—	0.62
Property & Casualty Insurance	—	0.39
Leisure Products	—	0.26
Food Retail	—	0.15
Total	100.00%	100.00%
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
As of June 30, 2022 and September 30, 2021, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of June 30, 2022 and September 30, 2021, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of each of June 30, 2022 and September 30, 2021, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $96.3 million as of each of June 30, 2022 and September 30, 2021. We earned interest income of $1.9 million and $5.8 million on the SLF JV I Notes for the three and nine months ended June 30, 2022, respectively. We earned interest income of $1.9 million and $5.4 million on the SLF JV I Notes for the three and nine months ended June 30, 2021, respectively. As of June 30, 2022, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $23.0 million, respectively, as of June 30, 2022, and $49.3 million and $37.7 million, respectively, as of September 30, 2021. We earned $0.9 million and $2.0 million in dividend income for the three and nine months ended June 30, 2022, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $0.5 million in dividend income for the three and nine months ended June 30, 2021 with respect to our investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is a summary of SLF JV I's portfolio as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Senior secured loans (1)	$357,198	$344,196
Weighted average interest rate on senior secured loans (2)	6.79%	5.60%
Number of borrowers in SLF JV I	56	55
Largest exposure to a single borrower (1)	$9,650	$9,875
Total of five largest loan exposures to borrowers (1)	$47,298	$46,984
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
As of June 30, 2022 and September 30, 2021, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of June 30, 2022 and September 30, 2021, of which $73.5 million was from us. As of June 30, 2022 and September 30, 2021, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of June 30, 2022 and September 30, 2021, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $50.4 million and $50.6 million, respectively, as of June 30, 2022. The cost and fair value of our aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the three and nine months ended June 30, 2022, our investment in the Glick JV Notes earned interest income of $1.2 million and $3.3 million, respectively. For the three months ended June 30, 2021, our investment in the Glick JV Notes earned interest income of $1.0 million. For the period from March 19, 2021 to June 30, 2021, our investment in the Glick JV Notes earned interest income of $1.1 million. We did not earn any dividend income for the three and nine months ended June 30, 2022 and for the period from March 19, 2021 to June 30, 2021 with respect to our investment in the LLC equity interests of the Glick JV. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is a summary of the Glick JV's portfolio as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Senior secured loans (1)	$141,783	$126,512
Weighted average current interest rate on senior secured loans (2)	6.85%	5.86%
Number of borrowers in the Glick JV	43	37
Largest loan exposure to a single borrower (1)	$6,645	$6,907
Total of five largest loan exposures to borrowers (1)	$28,564	$28,324
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
Comparison of three and nine months ended June 30, 2022 and June 30, 2021
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended June 30, 2022 and 2021 was $63.1 million and $65.4 million, respectively. For the three months ended June 30, 2022, this amount consisted of $59.9 million of interest income from portfolio investments (which included $5.2 million of PIK interest), $2.3 million of fee income and $1.0 million of dividend income. For the three months ended June 30, 2021, this amount consisted of $56.6 million of interest income from portfolio investments (which included $4.6 million of PIK interest), $7.8 million of fee income and $1.0 million of dividend income. The decrease of $2.3 million, or 3.5%, in our total investment income for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was due primarily to a $5.5 million decrease in fee income resulting from lower prepayment and amendment fees, partially offset by a $3.3 million increase in interest income, primarily resulting from a larger investment portfolio and the impact of rising reference rates on interest income, partially offset by lower OID acceleration from exited investments.
Total investment income for the nine months ended June 30, 2022 and 2021 was $192.4 million and $145.6 million, respectively. For the nine months ended June 30, 2022, this amount consisted of $181.7 million of interest income from portfolio investments (which included $14.5 million of PIK interest), $5.1 million of fee income and $5.6 million of dividend income. For the nine months ended June 30, 2021, this amount consisted of $130.8 million of interest income from portfolio investments (which included $11.5 million of PIK interest), $13.5 million of fee income and $1.4 million of dividend income. The increase of $46.8 million, or 32.1%, in our total investment income for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, was due primarily to (1) a $50.9 million increase in interest income, which was primarily driven by a larger average investment portfolio as a result of the increase in assets resulting from the Mergers and new originations and the impact of rising reference rates on interest income and (2) a $4.2 million increase in dividend income mainly driven by larger dividends received from two investments as compared with the prior year. This was partially offset by a $8.4 million decrease in fee income primarily due to lower prepayment and amendment fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended June 30, 2022 and 2021 were $22.8 million and $29.1 million, respectively. Net expenses decreased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, by $6.4 million, or 21.9%, primarily due to (1) $9.6 million of lower accrued Part II incentive fees as a result of a reversal of previously accrued capital gains incentive fees, (2) a $0.5 million decrease in Part I incentive fees mainly due to higher interest expense and management fees and (3) a $0.2 million decrease in professional fees, partially offset by a $3.0 million increase in interest expense due to higher borrowings outstanding and the impact of rising reference rates and $0.9 million of higher base management fees (net of management fee waivers) resulting from a larger investment portfolio.
Net expenses (expenses net of fee waivers) for the nine months ended June 30, 2022 and 2021 were $76.3 million and $81.2 million, respectively. Net expenses decreased for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, by $4.9 million, or 6.0%, primarily due to $24.8 million of lower accrued Part II incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current period, partially offset by (1) a $9.7 million increase in interest expense due to higher borrowings outstanding and the impact of rising reference rates, (2) $5.9 million of higher base management fees (net of management fee waivers) primarily as a result of a larger investment portfolio and (3) a $4.1 million increase in Part I incentive fees mainly due to higher total investment income, partially offset by higher interest expense and management fees.

Net Investment Income
Primarily as a result of the $2.3 million decrease in total investment income, the $6.4 million decrease in net expenses and a $0.4 million decrease in provision for taxes on net investment income, net investment income for the three months ended June 30, 2022 increased by $4.4 million compared to the three months ended June 30, 2021.
Primarily as a result of the $46.8 million increase in total investment income, the $4.9 million decrease in net expenses and a $3.0 million increase in the provision for taxes on net investment income, net investment income for the nine months ended June 30, 2022 increased by $48.7 million compared to the nine months ended June 30, 2021.
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
During the three months ended June 30, 2022 and 2021, we recorded aggregate net realized gains of $9.2 million and $8.6 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. During the nine months ended June 30, 2022 and 2021, we recorded aggregate net realized gains of $19.9 million and $22.7 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2022 and 2021.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2022 and 2021, we recorded net unrealized appreciation (depreciation) of $(86.8) million and $3.9 million, respectively. For the three months ended June 30, 2022, this consisted of $66.8 million of net unrealized depreciation on debt investments, $17.9 million of net unrealized depreciation on equity investments, $1.6 million of net unrealized depreciation of foreign currency forward contracts and $0.4 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains). For the three months ended June 30, 2021, this consisted of $12.3 million of net unrealized appreciation on debt investments, $3.8 million of net unrealized appreciation on equity investments and $1.1 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $13.3 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
During the nine months ended June 30, 2022 and 2021, we recorded net unrealized appreciation (depreciation) of $(118.4) million and $116.6 million, respectively. For the nine months ended June 30, 2022, this consisted of $84.6 million of net unrealized depreciation on debt investments, $23.8 million of net unrealized depreciation on equity investments, $9.2 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.8 million of net unrealized depreciation of foreign currency forward contracts. For the nine months ended June 30, 2021, this consisted of $79.7 million of net unrealized appreciation on debt investments, $30.7 million of net unrealized appreciation on equity investments, $4.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2022, we had $1,395.0 million in senior securities and our asset coverage ratio was 187.8%. During the quarter, the Company increased its target debt to equity ratio from 0.85x to 1.0x to 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) to provide the Company with increased capacity to opportunistically deploy capital into the markets. As of June 30, 2022, our debt to equity ratio was 1.10x.
For the nine months ended June 30, 2022, we experienced a net increase in cash and cash equivalents (including restricted cash) of $4.7 million. During that period, we used $43.8 million of net cash from operating activities, primarily from funding $620.8 million of investments and $34.7 million of increase in due from broker (cash held at a broker to cover collateral obligations under the interest swap agreement), partially offset by $554.9 million of principal payments and sale proceeds received, $5.3 million of net decrease in receivables from unsettled transactions and the cash activities related to $112.8 million of net investment income. During the same period, net cash provided by financing activities was $49.4 million, primarily consisting of $115.0 million of net borrowings under the credit facilities and $20.6 million of proceeds (net of offering costs) from shares issued under the "at the market" offering, partially offset by $85.1 million of cash distributions paid to our stockholders, $0.9 million of repurchases of common stock under our dividend reinvestment plan, DRIP, and $0.3 million of deferred financing costs paid.
For the nine months ended June 30, 2021, we experienced a net increase in cash and cash equivalents (including restricted cash) of $48.4 million. During that period, we used $35.9 million of net cash from operating activities, primarily from funding $714.8 million of investments, partially offset by $586.8 million of principal payments and sale proceeds received, $20.9 million of cash acquired in the Mergers, the cash activities related to $64.1 million of net investment income and $18.3 million of net increase in payables from unsettled transactions. During the same period, net cash provided by financing activities was $85.4 million, primarily consisting of $349.0 million of borrowings of unsecured notes (net of OID), partially offset by $190.5 million of net repayments under the credit facilities, $54.3 million of cash distributions paid to our stockholders, $9.3 million of repayments of secured borrowings, $1.6 million of repurchases of common stock under our DRIP, and $7.8 million of deferred financing costs paid.
As of June 30, 2022, we had $36.3 million in cash and cash equivalents (including $2.0 million of restricted cash), portfolio investments (at fair value) of $2.6 billion, $29.1 million of interest, dividends and fees receivable, $455.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $5.3 million of net payables from unsettled transactions, $745.0 million of borrowings outstanding under our credit facilities and $611.6 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2022, our only off-balance sheet arrangements consisted of $232.1 million of unfunded commitments, which was comprised of $183.1 million to provide debt and equity financing to certain of our portfolio companies and $49.0 million to provide financing to the JVs. As of September 30, 2021, our only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of our portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of June 30, 2022, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility (as defined below), Citibank Facility (as defined below), our 3.500% notes due 2025, or the 2025 Notes, and our 2.700% notes due 2027, or the 2027 Notes:

	Debt Outstanding as of September 30, 2021	Debt Outstanding as of June 30, 2022	Weighted average debt outstanding for the nine months ended June 30, 2022	Maximum debt outstanding for the nine months ended June 30, 2022
Syndicated Facility	$495,000	$575,000	$548,846	$620,000
Citibank Facility	135,000	170,000	159,304	185,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
Total debt	$1,280,000	$1,395,000	$1,358,150

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of June 30, 2022
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$575,000	$—	$—	$575,000
Interest due on Syndicated Facility	69,984	18,194	36,388	15,402
Citibank Facility	170,000	—	170,000	—
Interest due on Citibank Facility	16,900	7,074	9,826	—
2025 Notes	300,000	—	300,000	—
Interest due on 2025 Notes	27,933	10,500	17,433	—
2027 Notes	350,000	—	—	350,000
Interest due on 2027 Notes (a)	43,015	9,458	18,916	14,641
Total	$1,552,832	$45,226	$552,563	$955,043
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.
Equity Issuances
During the nine months ended June 30, 2022, we issued an aggregate of 212,382 shares of common stock as part of the DRIP.
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

In connection with the "at the market" offering, we issued and sold the following shares of common stock during the nine months ended June 30, 2022:

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	2,801,206	$21,049	$210	$20,839	$7.51
 __________
(1) Net proceeds excludes offering costs of $0.2 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
On March 19, 2021, in connection with the Mergers, we issued an aggregate of 39,400,011 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the nine months ended June 30, 2021.

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	0.5 million
November 13, 2020	December 15, 2020	December 31, 2020	0.11	15.0 million	93,964	0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	0.5 million
July 30, 2021	September 15, 2021	September 30, 2021	0.145	25.5 million	85,075	0.6 million
October 13, 2021	December 15, 2021	December 31, 2021	0.155	27.2 million	107,971	0.8 million
January 28, 2022	March 15, 2022	March 31, 2022	0.16	28.5 million	104,411	0.8 million
April 29, 2022	June 15, 2022	June 30, 2022	0.165	29.4 million	131,028	0.9 million
 ______________
(1)Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021 and March 31, 2022. New shares were issued and distributed during the quarters ended December 31, 2021 and March 31, 2022.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of June 30, 2022, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.0 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on May 4, 2025 and the maturity date was May 4, 2026 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% and (b) alternate base rate loans was 1.00%.

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

The following table describes significant financial covenants, as of June 30, 2022, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2022 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$610 million	$1,330 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.93:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	4.85:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,155 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.

As of June 30, 2022 and September 30, 2021, we had $575.0 million and $495.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $575.0 million and $495.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.406% and 2.202% for the nine months ended June 30, 2022 and 2021, respectively. For the three and nine months ended June 30, 2022, we recorded interest expense (inclusive of fees) of $4.8 million and $12.6 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2021, we recorded interest expense (inclusive of fees) of $4.0 million and $10.5 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, as a result of the consummation of the Mergers, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. As of June 30, 2022, we were able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of June 30, 2022, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of June 30, 2022, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of June 30, 2022, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of our equity interests in OCSL Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of June 30, 2022 and September 30, 2021, we had $170.0 million and $135.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $170.0 million and $135.0 million, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.563% and 2.198% for the nine months ended June 30, 2022 and the period from March 19, 2021 to June 30, 2021, respectively. For the three and nine months ended June 30, 2022, we recorded interest expense (inclusive of fees) of $1.6 million and $3.5 million, respectively, related to the Citibank Facility. For three months ended June 30, 2021 and the period from March 19, 2021 to June 30, 2021, the Company recorded interest expense (inclusive of fees) of $0.8 million and $0.9 million, respectively, related to the Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of June 30, 2022 and September 30, 2021:

	As of June 30, 2022		As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(2.0)	(3.4)	(2.6)	(4.0)
Unaccreted discount	(1.3)	(0.8)	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(30.9)	—	(2.1)
Net carrying value	$296.7	$314.9	$295.7	$343.0
Fair Value	$284.0	$301.1	$314.5	$351.1

The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and nine months ended June 30, 2022:

	2025 Notes		2027 Notes
($ in millions)	Three months ended June 30, 2022	Nine months ended June 30, 2022	Three months ended June 30, 2022	Nine months ended June 30, 2022
Coupon interest	$2.6	$7.9	$2.4	$7.1
Amortization of financing costs and discount	0.3	0.9	0.2	0.7
Effect of interest rate swap	—	—	(0.1)	(1.6)
Total interest expense	$2.9	$8.8	$2.5	$6.2
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	2.572%	2.069%
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
Recent Developments
Distribution Declaration
On July 29, 2022, our Board of Directors declared a quarterly distribution of $0.17 per share, payable in cash on September 30, 2022 to stockholders of record on September 15, 2022.
Rule 2a-5

On July 29, 2022, the Board of Directors appointed Oaktree as the valuation designee under Rule 2a-5 of the Investment Company Act effective September 8, 2022 for purposes of determining the fair value of our investments.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR, SOFR, SONIA and prime rates, to the extent our debt investments include floating interest rates.
As of June 30, 2022, 87.8% of our debt investment portfolio (at fair value) and 87.6% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2021, 91.5% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2022 and September 30, 2021, was as follows:

	June 30, 2022		September 30, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$256,910	11.9%	$322,222	14.6%
>0% and <1%	362,178	17.0%	283,065	12.8%
1%	1,452,203	68.0%	1,507,977	68.4%
>1%	65,328	3.1%	92,384	4.2%
Total Floating Rate Investments	$2,136,619	100.0%	$2,205,648	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$54,812	$(27,375)	$27,437
200	43,780	(21,900)	21,880
150	32,802	(16,425)	16,377
100	21,866	(10,950)	10,916
50	10,933	(5,475)	5,458

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(10,789)	$5,475	$(5,314)
100	(19,446)	10,950	(8,496)
150	(24,552)	12,892	(11,660)
200	(26,628)	13,742	(12,886)
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$8,657	$—	$23,600	$—
Prime rate	2,285	—	305	10,000
LIBOR
30 day	797,277	575,000	674,613	485,000
90 day (a)	831,103	520,000	1,037,019	485,000
180 day	300,499	—	323,869	—
360 day	33,861	—	96,095	—
EURIBOR
30 day	25,967	—	28,786	—
90 day	17,680	—	19,599	—
180 day	2,053	—	18,516	—
SOFR
30 day	82,763	—	—	—
90 day	88,208	—	—	—
SONIA
30 day	26,112	—	—	—
180 day	22,633	—	—	—
Fixed rate	318,859	300,000	200,599	300,000
Total	$2,557,957	$1,395,000	$2,423,001	$1,280,000
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 3, 2022