Form 10-K
period 2022-09-30
Oaktree Specialty Lending Corp
filed 2022-11-15
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2022 was $1,154.7 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Leonard M. Tannenbaum and his affiliates. The registrant had 183,374,250 shares of common stock outstanding as of November 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2022

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
Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies that typically possess resilient business models with strong underlying fundamentals. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s credit and structuring expertise, including throughout the COVID-19 pandemic. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company.
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
Our portfolio totaled $2.5 billion at fair value as of September 30, 2022 and was composed of 149 portfolio companies. These included debt investments in 135 companies, equity investments in 38 companies, and our investments in Senior Loan Fund JV I, LLC, or SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities, and OCSI Glick JV LLC, or the Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies. Twenty-six of our equity investments were in companies in which we also had a debt investment. At fair value, 95.0% of our portfolio consisted of debt investments, including our debt investments in SLF JV I and Glick JV, and 86.9% of our portfolio consisted of senior secured loans as of September 30, 2022. The weighted average annual yield of our debt investments at fair value as of September 30, 2022, including the return on our debt investments in SLF JV I and Glick JV, was approximately 10.6%, including 9.3% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders. See “—Investments—SLF JV I” and “—Investments—Glick JV ” below for additional information regarding our investment in SLF JV I and Glick JV.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. We generally expect to target a long-term debt to equity ratio of 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding). As of September 30, 2022, we had a debt to equity ratio of 1.08x (i.e., one dollar of equity for each $1.08 of debt outstanding). At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity.
On March 19, 2021, we acquired Oaktree Strategic Income Corporation, or OCSI, pursuant to that certain Agreement and Plan of Merger, or the OCSI Merger Agreement, dated as of October 28, 2020, by and among OCSI, us, Lion Merger Sub, Inc., our wholly-owned subsidiary, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OCSI Merger Agreement, OCSI was merged with and into us in a two-step transaction, with us as the surviving company, or the OCSI Merger. As a result of the OCSI Merger, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders.
On September 14, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Oaktree Strategic Income II, Inc., a Delaware corporation, or OSI2, Project Superior Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or the Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OSI2, with OSI2 continuing as the surviving company and as our wholly-owned subsidiary, or the Merger, and, immediately thereafter, OSI2 will merge with and into us, with us continuing as the surviving company, or together with the Merger, the Mergers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Merger Agreement” for further information regarding the Merger Agreement and the Mergers.
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
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100 year history and over $750 billion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. OCG's founders, senior management and current and former employee-unitholders of OCG are able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and OCM is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser and its affiliates believe that their defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals, or the Investment Professionals, as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2022, our Adviser and its affiliates had more than 1,000 professionals in 20 cities and 14 countries, including a deep and broad credit platform drawing from more than 350 highly experienced investment professionals with significant origination, structuring and underwriting expertise. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of approximately 30 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals)

by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in the discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
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
Business Strategy

Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies across a variety of industries that typically possess resilient business models with strong underlying fundamentals. We deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s deep credit and structuring expertise. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•Emphasis on Proprietary Deals.  Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser and its affiliates are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser and its affiliates have invested more than $31 billion in over 500 directly originated loans, and the platform has the capacity to invest in large deals and to solely underwrite transactions.

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

•Manage Risk Through Loan Structures.  Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a debt investment reaches impairment. The platform of our Adviser and its affiliates can address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which allows us to lend at times of market stress when our competitors may halt or reduce investment activity.

Our Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy and important in times of market dislocation. We believe this philosophy strongly aligns with the interests of our stockholders. Our Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
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
Private Lending Opportunities. We believe that the market for lending to private companies is underserved and presents a compelling investment opportunity. We intend to focus on private lending opportunities in the following key areas:

•Non-Sponsor Situational Lending. Certain businesses (including those with complex business models or specific business challenges) may present challenges for traditional lenders to understand or value, thus presenting attractive lending opportunities for the Company. Prospective borrowers with little-to-no revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA, may be unable to secure financing from traditional lenders. In these instances, a debt-to-EBITDA approach may not be appropriate, instead requiring a value-oriented approach that involves targeting low loan-to-value ratios and negotiating highly-structured investments with bespoke covenants, contingencies and terms that help mitigate business-specific risks. Examples of these opportunities may include life sciences companies that are unable to access traditional bank financing to commercialize their product pipelines.

•Select Sponsor-Related Financings. Financing for portfolio companies backed by private equity firms is one the most active areas of opportunity, including those opportunities related to leveraged buyouts and refinancings. The Investment Professionals have many longstanding relationships with established, reputable sponsors and generally favor those that view their portfolio companies as long-term partners and those that specialize in certain industries where they have significant subject matter expertise. In addition, the Investment Professionals have historically favored borrowers backed by sponsors that have demonstrated a willingness to invest large amounts of equity, which provides enhanced downside protection. Examples of these opportunities may include financings for software- or healthcare-focused borrowers backed by private equity firms.

•Stressed Sector/Rescue Lending. Individual businesses or sectors experiencing stress or reduced access to capital can create attractive private lending opportunities. Broad market weakness or sector-specific issues can constrain borrowers’ access to capital. Further, certain factors such as regulation may cause entire industries (e.g., energy) to be rebuffed by more traditional lenders (e.g., commercial banks) such that all borrowers in the industry lose access to capital, regardless of their individual financial condition. Oftentimes, by sifting through an industry issuer-by-issuer, the Investment Professionals can identify attractive investment opportunities that are over-secured by valuable assets. Examples of these opportunities may include debtor-in-possession loans or loans to companies in sectors temporarily impacted by COVID-19 headwinds or other macro events.

Opportunities in Public Markets. Certain factors may also drive opportunities for us in the public market and will allow us to leverage Oaktree’s broader credit platform and decades of credit investing experience. These factors may include:

•Macro Factors. Macro factors that drive market dislocations can ripple through the global economy and include sovereign debt crises, political elections, global pandemics and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling of securities and obligations at prices that the Investment Professionals believe are well below their intrinsic values.

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

The securities we may purchase in the public markets include broadly syndicated loans, high yield bonds and structured credit products. We generally expect to have smaller positions in these securities, and to hold such securities for a shorter period of time, relative to securities purchased in private lending opportunities.
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
Source
Strategic Credit has access to a team of shared sourcing professionals and also leverages the strong market presences and relationships across the global platform of our Adviser and its affiliates to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this gives us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
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

Investments
Debt Investments
At fair value, 95.0% of our portfolio consisted of debt investments and 86.9% of our portfolio consisted of senior secured loans as of September 30, 2022. Our debt investments generally consist of the following:

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
SLF JV I
We and Kemper co-invest through SLF JV I, an unconsolidated Delaware limited liability company, or LLC. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2022, we and Kemper had funded an aggregate of approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2022, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional subordinated notes issued by SLF JV I, or the SLF JV I Notes, and approximately $8.8 million was to fund LLC equity interests in SLF JV I. Additionally, SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, as amended, or the Deutsche Bank I Facility, which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2022. Borrowings under the Deutsche Bank I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. SLF JV I is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required). As of September 30,

2022, our investment in SLF JV I was approximately $117.0 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
Glick JV
On March 19, 2021, as a result of the consummation of the OCSI Merger, we became party to the LLC agreement of the Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. Approximately $84.0 million in aggregate commitments was funded to the Glick JV as of September 30, 2022, of which $73.5 million was from us. As of September 30, 2022, we had aggregate unfunded commitments to Glick JV of approximately $14.0 million, of which $12.4 million was to fund subordinated notes issued by the Glick JV, or the Glick JV Notes, and $1.6 million was to fund LLC equity interests in the Glick JV. The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Glick JV Deutsche Bank Facility, which permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations) as of September 30, 2022. Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV. The Glick JV is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). As of September 30, 2022, our investment in the Glick JV was approximately $50.3 million at fair value. We do not consolidate Glick JV in our Consolidated Financial Statements.
Valuation Procedures
As a Business Development Company, we generally invest in illiquid debt and equity securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with our valuation policies and procedures. See Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement. From October 17, 2017 through May 3, 2020, we were externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, we and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The investment advisory agreement with Oaktree was subsequently amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM.
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

Base Management Fee
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. Effective May 3, 2019, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the SEC with respect to debentures issued by a small business investment company subsidiary. In connection with the OCSI Merger, we and Oaktree entered into an amended and restated investment advisory agreement, which among other items, waived an aggregate of $6 million of base management fees otherwise payable to Oaktree in the two years following the closing of the OCSI Merger on March 19, 2021 at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter).
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income.
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

Quarterly Incentive Fee on Income
Pre-incentive fee net investment income
(expressed as a percentage of net assets)

Percentage of pre-incentive fee net investment income allocated to income-related portion of incentive fee

Under the Investment Advisory Agreement, the second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee.
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
Board Approval of the Investment Advisory Agreement
At the meeting held on November 10, 2022, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to Oaktree Strategic Income II, Inc., or OSI 2, a private Business Development Company, and Oaktree Strategic Credit Fund, or OSCF, a continuously offered Business Development Company. All of our executive officers serve in substantially similar capacities for OSI 2, and one of our independent directors serves as an independent director of OSI 2 and OSCF. OSI 2 and OSCF invest in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. Oaktree and its affiliates also manage or sub-advise other Business Development Companies, registered investment companies and private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OSI 2, OSCF and us as well as other Business Development Companies, registered investment companies and private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders.
For example, the personnel of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts. Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for OSI 2, OSCF or us or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
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
Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company (which may be increased to 25% in certain circumstances under certain fund of funds arrangements), invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject stockholders to additional indirect expenses. None of the policies described above is fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.
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
Code of Ethics
We have adopted a joint code of ethics with OSI 2 and OSCF pursuant to Rule 17j-1 under the Investment Company Act and we have also approved Oaktree’s code of ethics that was adopted by it under Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the applicable code’s requirements. The codes of ethics are available on the EDGAR Database on the SEC’s website at www.sec.gov and our code of ethics is available at the Investors: Corporate Governance portion of our website at www.oaktreespecialtylending.com.
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
•Global economic, political and market conditions, including those caused by inflation and a rising interest rate environment, have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.
•Changes in interest rates, changes in the method for determining the London Interbank Offered Rate, or LIBOR, and the potential replacement of LIBOR may affect our cost of capital and net investment income.
•A significant portion of our investment portfolio is and will continue to be recorded at fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
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

Risks Relating to Our Business and Structure
Global economic, political and market conditions, including those caused by inflation and a rising interest rate environment have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

Any disruptions in the capital markets, as a result of inflation and a rising interest environment or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events during the initial onset of the COVID-19 pandemic negatively impacted the fair value of the investments that we held and, if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. More recently, the fair value of our investments has been adversely affected by increasing market yields.

In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) have adversely impacted, and could in the future further impact, the operations of certain of our portfolio companies.  If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration in market conditions will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
We have acquired, and may in the future opportunistically acquire the securities and obligations of distressed companies. These investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

We have acquired, and may in the future acquire, the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, when we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.

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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as LIBOR, the federal funds rate or prime rate. Increases in interest rates tend to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow to fund our investments, a portion of our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
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
The general increase in interest rates has had the effect of increasing our net investment income, which makes it easier for our Adviser to receive incentive fees.
The general increase in interest rates has had the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, it has become easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement and has resulted in an increase in the amount of the income-based incentive fee payable to our Adviser.

A significant portion of our investment portfolio is and will continue to be recorded at fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the Investment Company Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Adviser in its capacity as our valuation designee. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, our Adviser values these securities quarterly at fair value under the oversight of our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination and the release of the financial results for the corresponding period or the next date at which fair value is determined.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Adviser's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, our Adviser's fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant.
In addition, the participation of the Investment Professionals in the valuation process could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the incentive fees earned by the Adviser will be based, in part, on unrealized gains and losses.
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

We depend on the communications and information systems of our Adviser and its affiliates as well as certain third-party service providers. The risks posed to these communications and information systems have continued to increase over time. Any failure or interruption in these systems could cause disruptions in our activities.  In addition, these systems are subject to attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources.  These attacks, which may include cyber incidents, could involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information related to our operations or portfolio companies, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OSI 2, a private Business Development Company, and OSCF, a continuously offered Business Development Company. All of our executive officers serve in substantially similar capacities for OSI 2, and one of our independent directors serves as an independent director of OSI 2 and OSCF. OSI 2 and OSCF invest in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. Oaktree and its affiliates also manage or sub-advise other Business Development Companies, registered investment companies and private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OSI 2, OSCF and us as well as other Business Development Companies, registered investment companies and private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders. An investment in us is not an investment in any of these other entities.

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

Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for OSI 2, OSCF or us or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders and/or issuing unsecured notes, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our credit facilities and unsecured notes. On November 30, 2017, we entered into a Senior Secured Revolving Credit Agreement, or as amended and/or restated from time to time, the Syndicated Facility, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. On March 19, 2021, we became party to a revolving credit facility, or as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. In addition, we have two series of unsecured notes outstanding: our 3.500% notes due 2025, or the 2025 Notes, and our 2.700% notes due 2027, or the 2027 Notes. We may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2022, we had $700.0 million of outstanding indebtedness under our credit facilities, $300.0 million of outstanding 2025 Notes and $350.0 million of outstanding 2027 Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2022 was 4.4% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2022 total assets of at least 2.33%. If we are unable to meet the financial obligations under our credit facilities, the lenders under such credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2025 Notes or 2027 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

The Small Business Credit Availability Act, or the SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% (i.e., the amount of debt may not exceed 66.67% of the value of the Business Development Company’s assets) so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. When we incur additional leverage, our net asset value will decline more sharply if the value of our assets declines and the effects of leverage described above will be magnified.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-25.21%	-14.99%	-4.77%	5.45%	15.68%

For purposes of this table, we have assumed $2,546.6 million in total assets (less all liabilities and indebtedness not represented by senior securities), $1,350.0 million in debt outstanding, $1,245.6 million in net assets as of September 30, 2022, and a weighted average interest rate of 4.4% as of September 30, 2022 (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). Actual interest payments may be different.

Substantially all of our assets are subject to security interests under our credit facilities and if we default on our obligations under any such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of September 30, 2022, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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
Among other things, our portfolio companies:
•may have limited financial resources, may be more susceptible to rising interest rates and inflation, may have limited or negative EBITDA and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;
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
Finally, little public information generally exists about privately owned companies, and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies.
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

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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
Some of our portfolio companies are highly leveraged.
Our investments include companies with significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments increases the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by us may be the most junior in what will typically be a complex capital structure, and thus subject to the greatest risk of loss.
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
As of September 30, 2022, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
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
At the effective time of the Merger, or the Effective Time, each share of common stock, par value $0.001 per share, of OSI 2, or the OSI 2 Common Stock, issued and outstanding immediately prior to the Effective Time (other than shares owned by us or any of our consolidated subsidiaries, or the Cancelled Shares), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares. For illustrative purposes, based on June 30, 2022 net asset values and excluding transaction costs and other tax-related distributions, we would issue approximately 2.71 shares of our common stock for each share of OSI 2 Common Stock outstanding, resulting in pro forma ownership of 79.5% for our current stockholders and 20.5% for current OSI 2 stockholders. Former OSI 2 stockholders may be required to or decide to sell the shares of our common stock that they receive pursuant to the Merger Agreement, particularly because they have not previously held liquid securities. In addition, our stockholders may decide not to hold their shares of our common stock after completion of the Mergers. In each case, such sales of our common stock could have the effect of depressing the trading price for our common stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
Most of our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers unless they hold a comparable or greater percentage ownership in OSI 2 as they do in us prior to the Mergers. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, we and OSI 2 may issue additional shares of our common stock and OSI 2 Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders.
We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of OSI 2’s investment portfolio with our investment portfolio and the integration of OSI 2’s business with our business. There can be no assurance that OSI 2’s investment portfolio or business can be operated profitably going forward or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of OSI 2’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
We also expect to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and OSI 2’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine the OSI 2 investment portfolio or business with our operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.
If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
If the Mergers do not close, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
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
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, include a termination fee of $37.9 million payable by third parties to OSI 2 under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The Mergers are subject to closing conditions, including certain approvals of our and OSI 2’s respective stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that OSI 2’s stockholders adopt the Merger Agreement and approve the Mergers may not be waived under applicable law and must be satisfied for the Mergers to be completed. If OSI 2 stockholders do not adopt the Merger Agreement and approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition, the closing condition that our stockholders approve the issuance of shares of our common stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If our stockholders do not approve the issuance of shares of our common stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our and OSI 2’s stockholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
We may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.
Certain conditions to our obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement with OSI 2. In the event that any such waiver does not require resolicitation of stockholders, we will have the discretion to complete the Mergers without seeking further stockholder approval. The conditions requiring the approval of our and OSI 2’s stockholders, however, cannot be waived.
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
Our business and OSI 2’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations and trading price of each of us and OSI 2, such as a larger stockholder base, a different portfolio composition and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.

Risks Relating to Our Common Stock
Shares of closed-end investment companies, including Business Development Companies, may trade at a discount to their net asset value.
Shares of closed-end investment companies, including Business Development Companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and Business Development Companies is separate and distinct from the risk that our net asset value per share may decline. During the last two years, shares of our common stock have traded both above and below our net asset value. We cannot predict whether our common stock will trade at, above or below net asset value.
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
•departure of our Adviser’s key personnel; and
•general economic trends and other external factors.

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
The Investment Company Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is stockholder approval, within one year prior, of any such sales of common stock. On March 4, 2022, our stockholders approved a proposal to authorize us, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share, provided that the number of shares issued does not exceed 25% of our then outstanding common stock. Such authorization will expire on March 3, 2023, but we expect to seek similar authorizations from our stockholders in the future. Any decision to sell common stock at a price below its then current net asset value will be subject to the determination by the Board of Directors that such issuance is in our and our stockholders’ best interests. If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sales price and the net asset value per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10% of our common stock at a 5% discount from net asset value, an existing stockholder who did not participate in that offering for its proportionate interest would suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

Another exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the net asset value per share of our common stock at the time of any such subscription, conversion or purchase. At our 2011 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings, including under such circumstance. Such authorization has no expiration. Any decision to sell securities to subscribe to, convert to, or purchase shares of our common stock will be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise or conversion would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to distributions and our net asset value, and other economic aspects of the common stock.
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
The 2025 Notes and the 2027 Notes, which we refer to collectively as the "Notes", are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2022, we had $700 million of outstanding borrowings under our credit facilities, all of which is secured.
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
Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2022, our subsidiaries had $160 million of outstanding borrowings under the Citibank Facility, all of which is structurally senior to the Notes.
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

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In addition, the fiscal policy of large foreign nations, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the global stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide have used stimulus measures recently to reduce volatility in the financial markets, volatility has returned as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders whether as a result of the Mergers or otherwise . Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2021
First quarter	$6.85	$5.66	$4.52	(17.4)%	(34.0)%	$0.110
Second quarter	$7.09	$6.36	$5.47	(10.3)%	(22.8)%	$0.120
Third quarter	$7.22	$6.92	$6.19	(4.2)%	(14.3)%	$0.130
Fourth quarter	$7.28	$7.40	$6.58	1.6%	(9.6)%	$0.145
Year ended September 30, 2022
First quarter	$7.34	$7.62	$7.03	3.8%	(4.2)%	$0.155
Second quarter	$7.26	$7.81	$7.13	7.6%	(1.8)%	$0.016
Third quarter	$6.89	$7.61	$6.20	10.4%	(10.0)%	$0.165
Fourth quarter	$6.79	$7.25	$5.87	6.8%	(13.5)%	$0.170
Year ending September 30, 2023
First quarter (through November 11, 2022)	*	$6.89	$5.86	*	*	$0.32 (4)
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
(4)On November 10, 2022, our Board of Directors declared a quarterly distribution of $0.18 per share payable on December 30, 2022 to stockholders of record on December 15, 2022. On November 10, 2022, our Board of Directors also declared a special distribution of $0.14 per share payable on December 30, 2022 to stockholders of record on December 15, 2022.
The last reported price for our common stock on November 11, 2022 was $6.66 per share, which represented a 1.9 % discount to our NAV as of September 30, 2022. As of November 11, 2022, we had 58 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2022.
Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Financial Services Index and the S&P BDC Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2017 and its relative performance is tracked through September 30, 2022. The stock performance graph shows returns during management by Fifth Street Management LLC, or the

Former Adviser, for the periods from September 30, 2017 through October 16, 2017 and during management by Oaktree and its affiliates for the period from October 17, 2017 through September 30, 2022.

	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021	September 30, 2022
Oaktree Specialty Lending Corporation	$100.00	$98.62	$111.04	$112.83	$177.97	$166.19
S&P 500	$100.00	$117.91	$122.93	$141.55	$184.02	$155.55
Russell 2000 Financial Services	$100.00	$106.79	$105.34	$81.07	$134.44	$113.96
S&P BDC Index	$100.00	$104.06	$112.05	$89.94	$138.81	$118.23

Stock Repurchase Program
We did not repurchase shares of our common stock during the years ended September 30, 2022 and 2021.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	Up to $15	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	3.10%	(5)
Incentive fees (17.5%)	2.24%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	5.28%	(7)
Other expenses	0.74%	(8)
Acquired fund fees and expenses	1.36%	(9)
Total annual expenses	12.72%	(10)
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
(5)Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of our total gross assets at the end of each quarter, including any investments made with borrowings, but excluding cash and cash equivalents; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the value of our total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents, that exceeds the product of (i) 200% (calculated in accordance with the Investment Company Act and giving effect to exemptive relief we have received with respect to debentures issued by a small business investment company subsidiary) and (ii) our net assets. For purposes of this table, we have assumed $2.6 billion of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2022 and does not reflect the waiver by Oaktree of $750,000 of base management fees in each quarter or the waiver of fees following completion of the OCSI Merger. The base management fee net of such waiver would be 2.99% of net assets attributable to common stock. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee.”
(6)The incentive fee consists of two parts. Under the Investment Advisory Agreement, the incentive fee on income is calculated and payable quarterly in arrears based upon our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee” for additional information.

Under the Investment Advisory Agreement, the second part of the incentive fee (the “capital gains incentive fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee” for additional information.

The incentive fee referenced in the table above is based on annualized actual amounts of the incentive fee on income incurred during the three months ended September 30, 2022 and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2022.
(7)“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as (1) the weighted average interest rate in effect as of September 30, 2022 multiplied by the actual debt outstanding as of September 30, 2022 of $1,350.0 million plus (2) unused fees and the expected amortization of deferred financing costs and discounts based on the unamortized financing costs and discounts as of September 30, 2022. The weighted average interest rate for our borrowings as of September 30, 2022 was 4.4% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.
(8)“Other expenses” are based on estimated amounts for the current fiscal year. These expenses include certain expenses allocated to us under the Investment Advisory Agreement, including travel expenses incurred by the Adviser’s personnel in connection with investigating and monitoring our investments, such as investment due diligence.
(9)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be an investment company under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act ("Acquired Funds") in which we invest. This amount includes the annual expenses of SLF JV I and the Glick JV, which we refer to collectively as the "JVs". There are no fees paid by the JVs to the Adviser. See Note 3 to our Consolidated Financial Statements in this Form 10-K for more information on the JVs. The annual expenses of the JVs include interest payments on the subordinated notes held by Kemper and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, as applicable, which represented 10.3% of such expenses, and exclude interest payments on the subordinated notes held by us.
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

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$100	$292	$474	$885
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$108	$314	$507	$929
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

Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018 (1)
Net asset value per share at beginning of period	$7.28	$6.49	$6.60	$6.09	$6.16
Net investment income (2)	0.82	0.60	0.51	0.48	0.43
Net unrealized appreciation (depreciation) (2)(5)	(0.75)	0.73	(0.14)	0.27	0.73
Net realized gains (losses) (2)	0.09	0.16	(0.10)	0.14	(0.83)
(Provision) benefit for taxes on realized and unrealized gains (losses) (2)	—	—	0.01	—	—
Distributions of net investment income to stockholders	(0.65)	(0.51)	(0.39)	(0.38)	(0.27)
Tax return of capital	—	—	—	—	(0.13)
Issuance of common stock	—	(0.19)	—	—	—
Net asset value per share at end of period	$6.79	$7.28	$6.49	$6.60	$6.09
Per share market value at beginning of period	$7.06	$4.84	$5.18	$4.96	$5.47
Per share market value at end of period	$6.00	$7.06	$4.84	$5.18	$4.96
Total return (3)	(6.71)%	57.61%	2.10%	12.56%	(1.49)%
Common shares outstanding at beginning of period	180,361	140,961	140,961	140,961	140,961
Common shares outstanding at end of period	183,374	180,361	140,961	140,961	140,961
Net assets at beginning of period	$1,312,823	$914,879	$930,630	$858,035	$867,657
Net assets at end of period	$1,245,563	$1,312,823	$914,879	$930,630	$858,035
Average net assets (4)	$1,308,518	$1,150,662	$871,305	$909,264	$841,583
Ratio of net investment income to average net assets (4)	11.36%	8.44%	8.26%	7.47%	7.13%
Ratio of total expenses to average net assets (4)	8.68%	9.65%	7.57%	9.65%	9.51%
Ratio of net expenses to average net assets (4)	8.45%	9.51%	8.16%	8.78%	9.35%
Ratio of portfolio turnover to average investments at fair value	26.99%	39.66%	38.99%	32.50%	67.66%
Weighted average outstanding debt (6)	$1,361,151	$964,390	$647,080	$573,891	$608,553
Average debt per share (2)	$7.47	$5.95	$4.59	$4.07	$4.32
Asset coverage ratio at end of period (7)	188.64%	201.68%	227.22%	294.91%	232.98%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree or its affiliates. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OCSI Merger.
(6)	Calculated based upon the weighted average of principal debt outstanding for the period.
(7)	Based on outstanding senior securities of $1,350.0 million, $1,280.0 million, $714.8 million, $476.1 million and $643.4 million as of September 30, 2022, 2021, 2020, 2019 and 2018, respectively.

	Year ended September 30, 2017	Year ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Net asset value at beginning of period	$7.97	$9.00	$9.64	$9.85	$9.92
Net investment income (4)	0.51	0.72	0.75	1.00	1.04
Net unrealized appreciation (depreciation) (4)	(0.69)	(0.33)	(0.46)	(0.23)	0.12
Net realized gains (losses) (4)	(1.21)	(0.84)	(0.19)	0.02	(0.24)
Distributions of net investment income to stockholders	(0.47)	(0.67)	(0.79)	(0.94)	(0.90)
Tax return of capital	—	(0.05)	—	(0.06)	(0.25)
Net issuance/repurchase of common stock	0.05	0.14	0.05	—	0.16
Net asset value at end of period	$6.16	$7.97	$9.00	$9.64	$9.85
Per share market value at beginning of period	$5.81	$6.17	$9.18	$10.29	$10.98
Per share market value at end of period	$5.47	$5.81	$6.17	$9.18	$10.29
Total return (1)	2.84%	7.02%	(27.18)%	(0.97)%	4.89%
Common shares outstanding at beginning of period	143,259	150,263	153,340	139,041	91,048
Common shares outstanding at end of period	140,961	143,259	150,263	153,340	139,041
Net assets at beginning of period	$1,142,288	$1,353,094	$1,478,475	$1,368,872	$903,570
Net assets at end of period	$867,657	$1,142,288	$1,353,094	$1,478,475	$1,368,872
Average net assets (2)	$1,018,498	$1,229,639	$1,413,357	$1,393,635	$1,095,225
Ratio of net investment income to average net assets (2)	7.13%	8.68%	8.13%	10.23%	10.50%
Ratio of total expenses to average net assets (2)	10.49%	13.09%	10.69%	10.91%	9.95%
Ratio of net expenses to average net assets (2)	10.35%	11.48%	10.65%	10.86%	9.74%
Ratio of portfolio turnover to average investments at fair value	39.06%	23.39%	23.02%	25.50%	38.22%
Weighted average outstanding debt (3)	$982,372	$1,190,105	$1,228,413	$1,110,021	$597,596
Average debt per share (4)	$6.95	$8.07	$8.02	$7.82	$5.42
Asset coverage ratio at end of period (5)	227.40%	220.84%	238.95%	259.50%	394.86%
 __________

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(2)	Calculated based upon the weighted average net assets for the period.
(3)	Calculated based upon the weighted average of principal debt outstanding for the period.
(4)	Calculated based upon weighted average shares outstanding for the period.
(5)	Based on outstanding senior securities of $680.7 million, $946.5 million, $975.3 million, $928.4 million and $464.3 million as of September 30, 2017, 2016, 2015, 2014 and 2013, respectively.

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
•the expected synergies and savings associated with the Mergers;
•the ability to realize the anticipated benefits of the Mergers including the expected elimination of certain expenses and costs due to the Mergers;
•the percentage of our stockholders and OSI 2’s stockholders voting in favor of the proposals submitted for their approval;
•the possibility that competing offers or acquisition proposals will be made;
•the possibility that any or all of the various conditions to the consummation of the Mergers may not be satisfied or waived;
•risks related to diverting management’s attention from ongoing business operations;
•the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our stockholders or OSI 2’s stockholders with respect to any of the proposals submitted for their approval;
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
•risks associated with possible disruption in our operations or the economy generally due to terrorism, war or other geopolitical conflict (including the current conflict between Russia and Ukraine), natural disasters or pandemics;
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

Business Overview
We are a specialty finance company dedicated to providing customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act. In addition, we have qualified and elected to be treated as a RIC under the Code, for U.S. federal income tax purposes.
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
In the current market environment, Oaktree intends to focus on the following area, in which Oaktree believes there is less competition and thus potential for greater returns, for our new investment opportunities: (1) situational lending, which we define to include directly originated loans to non-sponsor companies that are hard to understand and value using traditional underwriting techniques, (2) select sponsor lending, which we define to include financing to support leveraged buyouts of companies with specialized sponsors that have expertise in certain industries, and (3) stressed sector and rescue lending, which we define to include opportunistic private loans in industries experiencing stress or limited access to capital.
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by approximately $800 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $71 million at fair value as of September 30, 2022. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.

On March 19, 2021, we acquired Oaktree Strategic Income Corporation, or OCSI, pursuant to the OCSI Merger Agreement, dated as of October 28, 2020, by and among OCSI, us, Lion Merger Sub, Inc., our wholly-owned subsidiary, and, solely for the limited purposes set forth therein, Oaktree. As a result of the OCSI Merger, we issued an aggregate of 39,400,011 shares of our common stock to former OCSI stockholders.

Merger Agreement

On September 14, 2022, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OSI 2, with OSI 2 continuing as the surviving company and as our wholly-owned subsidiary and, immediately thereafter, OSI 2 will merge with and into us, with us continuing as the surviving company. Both our Board of Directors and the Board of Directors of OSI 2, in each case, on the recommendation of a special committee comprised solely of certain independent directors of us or OSI 2, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the Effective Time, each share of OSI 2 Common Stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares) will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.

As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time, which we refer as the “Determination Date”, each of us and OSI 2 will deliver to the other a calculation of its net asset value as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to OSI 2 as the “Closing OSI 2 Net Asset Value” and with respect to us as the “Closing OCSL Net Asset Value”. Based on such calculations, the parties will calculate the “OSI 2 Per Share NAV”, which will be equal to (i) the Closing OSI 2 Net Asset Value divided by (ii) the number of shares of OSI 2 Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of our common stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OSI 2 Per Share NAV divided by (ii) the OCSL Per Share NAV.

We and OSI 2 will update and redeliver the Closing OCSL Net Asset Value or the Closing OSI 2 Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.

The Merger Agreement contains customary representations and warranties by each of us, OSI 2 and Oaktree. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and OSI 2’s businesses during the period prior to the closing of the Mergers.

Consummation of the Mergers, which is currently anticipated to occur during the second fiscal quarter of 2023, is subject to certain closing conditions, including requisite approvals of our and OSI 2’s stockholders and certain other closing conditions.

The Merger Agreement also contains certain termination rights in favor of us and OSI 2, including if the Mergers are not completed on or before June 30, 2023 or if the requisite approvals of our or OSI 2’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OSI 2 may be required to pay us a termination fee of approximately $9.8 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay OSI 2 a termination fee of approximately $37.9 million.

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

Management Fee Waiver

In connection with entry into the Merger Agreement and subject to completion of the transactions contemplated thereby, Oaktree has agreed to waive $9.0 million of base management fees payable to it under the Investment Advisory Agreement as follows: $6.0 million at a rate of $1.5 million per quarter (with such amount appropriately prorated for any partial quarter) in the first year following closing of the Mergers and $3.0 million at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter) in the second year following closing of the Mergers.
Business Environment and Developments

Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
As of September 30, 2022, 86.5% of our debt investment portfolio (at fair value) and 86.3% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans may also be indexed to SOFR or SONIA. Most U.S. dollar LIBOR rates will continue to be published through June 30, 2023. The FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there are an increasing number of issuances utilizing SOFR or SONIA, these alternative reference rates may not attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
•Level 3 — Unobservable inputs that reflect Oaktree’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. Oaktree's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
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
Oaktree seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If Oaktree is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, Oaktree seeks to obtain a quote directly from a broker making a market for the asset. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Oaktree also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, Oaktree performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, Oaktree does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, Oaktree values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. Oaktree may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. Under the EV technique, the significant unobservable input used in the fair value measurement of our investments in debt or equity securities is the EBITDA, revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, Oaktree depends on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. Under the market yield technique, the significant unobservable input used in the fair value measurement of our investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
Oaktree estimates the fair value of certain privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
The fair value of our investments as of September 30, 2022 was determined by our Adviser, as our valuation designee, and the fair value of our investments as of September 30, 2021 was determined in good faith by our Board of Directors. We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of September 30, 2022, 93.2% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to these uncertainties, Oaktree's fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
As of September 30, 2022, we held $2,494.1 million of investments at fair value, down from $2,556.6 million held at September 30, 2021, primarily driven by unrealized losses related to credit spread widening and partially offset by new originations. As of September 30, 2022 and September 30, 2021, approximately 94.2% and 97.0%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of OID is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of September 30, 2022 and September 30, 2021, there were no investments on non-accrual status.
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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies, SLF JV I and Glick JV. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).
During the fiscal year ended September 30, 2022, we originated $756.7 million of investment commitments in 46 new and 39 existing portfolio companies and funded $691.5 million of investments.
During the fiscal year ended September 30, 2022, we received $691.1 million of proceeds from prepayments, exits, other paydowns and sales and exited 35 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2022	September 30, 2021
Cost:
Senior secured debt	85.08%	85.85%
Debt investments in the JVs	5.59	5.79
Preferred equity	3.26	2.60
Subordinated debt	2.57	1.67
LLC equity interests of the JVs	1.88	1.94
Common equity and warrants	1.62	2.15
Total	100.00%	100.00%

	September 30, 2022	September 30, 2021
Fair value:
Senior secured debt	86.86%	86.72%
Debt investments in the JVs	5.88	5.94
Preferred equity	3.19	2.49
Subordinated debt	2.28	1.67
Common equity and warrants	0.96	1.71
LLC equity interests of the JVs	0.83	1.47
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2022	September 30, 2021
Cost:
Application Software	14.98%	14.49%
Multi-Sector Holdings (1)	7.48	7.73
Pharmaceuticals	4.83	5.44
Data Processing & Outsourced Services	4.60	4.74
Biotechnology	4.20	4.41
Health Care Technology	3.82	0.55
Industrial Machinery	3.12	3.47
Specialized Finance	3.09	2.70
Internet & Direct Marketing Retail	2.59	2.45
Aerospace & Defense	2.37	2.66
Construction & Engineering	2.33	2.44
Automotive Retail	2.26	1.65
Health Care Services	2.24	3.34
Health Care Distributors	2.18	0.78
Internet Services & Infrastructure	2.07	1.85
Personal Products	2.03	4.08
Fertilizers & Agricultural Chemicals	1.88	2.63
Metal & Glass Containers	1.82	0.69
Real Estate Operating Companies	1.82	1.08
Home Improvement Retail	1.75	1.83
Airport Services	1.65	1.64
Real Estate Services	1.54	1.59
Leisure Facilities	1.52	0.99
Diversified Support Services	1.45	1.60
Specialty Chemicals	1.43	1.84
Health Care Supplies	1.39	1.17
Insurance Brokers	1.36	1.00
Integrated Telecommunication Services	1.32	1.85
Soft Drinks	1.31	1.32
Electrical Components & Equipment	1.29	1.27
Other Diversified Financial Services	1.12	0.63
Advertising	1.08	1.13
Movies & Entertainment	1.00	1.02
Distributors	0.97	—
Health Care Equipment	0.93	0.93
Oil & Gas Storage & Transportation	0.85	1.44
Environmental & Facilities Services	0.80	—
Cable & Satellite	0.79	1.05
Home Furnishings	0.75	0.77
Systems Software	0.57	0.26
Consumer Finance	0.55	—
Hotels, Resorts & Cruise Lines	0.53	—
Auto Parts & Equipment	0.48	0.49
IT Consulting & Other Services	0.45	0.30
Restaurants	0.36	0.37
Research & Consulting Services	0.35	0.29
Education Services	0.35	0.04
Oil & Gas Refining & Marketing	0.33	1.42
Trading Companies & Distributors	0.29	—
Air Freight & Logistics	0.28	0.19
Apparel Retail	0.20	—
Apparel, Accessories & Luxury Goods	0.20	0.20
Integrated Oil & Gas	0.19	0.19
Food Distributors	0.18	0.18
Specialized REITs	0.16	—
Diversified Banks	0.13	0.14
Technology Distributors	0.12	0.12
Construction Materials	0.09	0.09
Housewares & Specialties	0.09	0.07
Electronic Components	0.08	0.40
Alternative Carriers	0.01	0.26
Independent Power Producers & Energy Traders	—	0.92
Airlines	—	0.88
Commercial Printing	—	0.78
Managed Health Care	—	0.73
Thrifts & Mortgage Finance	—	0.63
Property & Casualty Insurance	—	0.39
Leisure Products	—	0.26
Food Retail	—	0.15
Total	100.00%	100.00%

	September 30, 2022	September 30, 2021
Fair value:
Application Software	15.43%	14.58%
Multi-Sector Holdings (1)	6.71	7.41
Pharmaceuticals	4.79	5.56
Data Processing & Outsourced Services	4.46	4.46
Biotechnology	4.35	4.44
Health Care Technology	3.90	0.55
Industrial Machinery	3.25	3.53
Specialized Finance	2.93	2.69
Internet & Direct Marketing Retail	2.82	2.68
Aerospace & Defense	2.48	2.72
Construction & Engineering	2.45	2.47
Automotive Retail	2.31	1.65
Health Care Distributors	2.19	0.77
Internet Services & Infrastructure	2.16	1.87
Fertilizers & Agricultural Chemicals	2.08	2.64
Personal Products	2.01	4.13
Real Estate Operating Companies	1.93	1.11
Metal & Glass Containers	1.91	0.68
Health Care Services	1.84	3.31
Home Improvement Retail	1.82	1.82
Airport Services	1.72	1.59
Real Estate Services	1.59	1.61
Leisure Facilities	1.57	0.90
Diversified Support Services	1.47	1.60
Health Care Supplies	1.47	1.18
Specialty Chemicals	1.36	1.82
Soft Drinks	1.35	1.31
Insurance Brokers	1.33	1.08
Electrical Components & Equipment	1.32	1.26
Integrated Telecommunication Services	1.29	1.94
Advertising	1.08	1.19
Movies & Entertainment	1.07	1.06
Distributors	0.98	—
Other Diversified Financial Services	0.98	0.62
Health Care Equipment	0.97	0.93
Oil & Gas Storage & Transportation	0.84	1.35
Environmental & Facilities Services	0.83	—
Cable & Satellite	0.78	1.06
Home Furnishings	0.73	0.77
Hotels, Resorts & Cruise Lines	0.56	—
Consumer Finance	0.53	—
Systems Software	0.51	0.26
Auto Parts & Equipment	0.46	0.48
Restaurants	0.35	0.37
Oil & Gas Refining & Marketing	0.34	1.43
IT Consulting & Other Services	0.34	0.29
Education Services	0.34	0.04
Research & Consulting Services	0.34	0.30
Air Freight & Logistics	0.26	0.19
Trading Companies & Distributors	0.22	—
Apparel Retail	0.21	—
Integrated Oil & Gas	0.20	0.19
Diversified Banks	0.14	0.14
Food Distributors	0.13	0.18
Specialized REITs	0.13	—
Technology Distributors	0.12	0.12
Housewares & Specialties	0.10	0.08
Construction Materials	0.08	0.09
Electronic Components	0.08	0.40
Alternative Carriers	0.01	0.27
Airlines	—	0.96
Independent Power Producers & Energy Traders	—	0.92
Commercial Printing	—	0.79
Managed Health Care	—	0.74
Thrifts & Mortgage Finance	—	0.62
Property & Casualty Insurance	—	0.39
Leisure Products	—	0.26
Food Retail	—	0.15
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in the JVs and certain limited partnership interests.

The Joint Ventures

Senior Loan Fund JV I, LLC

In May 2014, we entered into an LLC agreement with Kemper to form SLF JV I. We co-invest in senior secured loans of middle-market companies and other corporate debt securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). Since we do not have a controlling financial interest in SLF JV I, we do not consolidate SLF JV I. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act. SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional SLF JV I Notes issued to us and Kemper by SLF JV I. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt.
As of September 30, 2022 and September 30, 2021, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of September 30, 2022 and September 30, 2021, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of each of September 30, 2022 and September 30, 2021, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $96.3 million as of each of September 30, 2022 and September 30, 2021. We earned interest income of $8.0 million, $7.4 million and $8.1 million on the SLF JV I Notes for the years ended September 30, 2022, 2021 and 2020, respectively. As of September 30, 2022, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $49.3 million and $20.7 million, respectively, as of September 30, 2022, and $49.3 million and $37.7 million, respectively, as of September 30, 2021. We earned $2.9 million and $0.9 million in dividend income for the years ended September 30, 2022 and September 30, 2021, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We did not earn dividend income for the year ended September 30, 2020 with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Senior secured loans (1)	$383,194	$344,196
Weighted average interest rate on senior secured loans (2)	8.33%	5.60%
Number of borrowers in SLF JV I	60	55
Largest exposure to a single borrower (1)	$10,093	$9,875
Total of five largest loan exposures to borrowers (1)	$48,139	$46,984
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

See "Note 3. Portfolio Investments" in the notes to the accompanying financial statements for more information on SLF JV I and its portfolio.

OCSI Glick JV LLC
On March 19, 2021, we became party to the LLC agreement of the Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. All portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). Since we do not have a controlling financial interest in the Glick JV, we do not consolidate the Glick JV. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act. The Glick JV is capitalized as transactions are completed. The members provide capital to the Glick JV in exchange for LLC equity interests, and we and GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for Glick JV Notes. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of September 30, 2022 and September 30, 2021, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of September 30, 2022 and September 30, 2021, of which $73.5 million was from us. As of September 30, 2022 and September 30, 2021, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of September 30, 2022 and September 30, 2021, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. The cost and fair value of our aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the year ended September 30, 2022 and for the period from March 19, 2021 to September 30, 2021, our investment in the Glick JV Notes earned interest income of $4.7 million and $2.4 million, respectively. We did not earn any dividend income for the year ended September 30, 2022 and for the period from March 19, 2021 to September 30, 2021 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Senior secured loans (1)	$143,225	$126,512
Weighted average current interest rate on senior secured loans (2)	8.52%	5.86%
Number of borrowers in the Glick JV	43	37
Largest loan exposure to a single borrower (1)	$6,562	$6,907
Total of five largest loan exposures to borrowers (1)	$28,973	$28,324
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
Comparison of Years ended September 30, 2022 and September 30, 2021
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the years ended September 30, 2022 and 2021 was $262.5 million and $209.4 million, respectively. For the year ended September 30, 2022, this amount consisted of $249.4 million of interest income from portfolio investments (which included $20.5 million of PIK interest), $6.6 million of fee income and $6.4 million of dividend income. For the year ended September 30, 2021, this amount consisted of $190.8 million of interest income from portfolio investments (which included $16.4 million of PIK interest), $14.1 million of fee income and $4.5 million of dividend income. The increase of $53.1 million, or 25.4%, in our total investment income for the year ended September 30, 2022, as compared to the year ended September 30, 2021, was due primarily to (1) a $58.6 million increase in interest income, which was primarily driven by the impact of rising reference rates on interest income and a larger average investment portfolio as a result of the increase in assets resulting from the OCSI Merger and new originations and (2) a $2.0 million increase in dividend income mainly driven by larger dividends received from our equity investment in the SLF JV I. This was partially offset by a $7.5 million decrease in fee income primarily due to lower prepayment and amendment fees.
Expenses
Net expenses (expenses net of fee waivers) for the years ended September 30, 2022 and 2021 were $110.6 million and $109.5 million, respectively. Net expenses increased for the year ended September 30, 2022, as compared to the year ended September 30, 2021, by $1.1 million, or 1.0%, primarily due to (1) a $16.4 million increase in interest expense due to higher borrowings outstanding and the impact of rising reference rates, (2) a $5.0 million increase in Part I incentive fees mainly due to higher total investment income, partially offset by higher interest expense and management fees and (3) a $5.9 million increase in base management fees (net of management fee waivers) primarily as a result of a larger average investment portfolio. These were partially offset by $26.4 million of lower accrued Part II incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current period.
Net Investment Income
Primarily as a result of the $53.1 million increase in total investment income, the $1.1 million increase in net expenses and a $0.5 million increase in the provision for taxes on net investment income, net investment income for the year ended September 30, 2022 increased by $51.5 million compared to the year ended September 30, 2021.
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
During the years ended September 30, 2022, 2021 and 2020, we recorded aggregate net realized gains (losses) of $17.2 million, $26.4 million and $(13.9) million, respectively, in connection with the exits of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2022, 2021 and 2020.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the years ended September 30, 2022, 2021 and 2020, we recorded net unrealized appreciation (depreciation) of $(136.2) million, $114.5 million and $(20.6) million, respectively. For the year ended September 30, 2022, this consisted of $94.1 million of net unrealized depreciation on debt investments, $35.4 million of net unrealized depreciation on equity investments and $11.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $4.9 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2021, this consisted of $70.0 million of net unrealized appreciation on debt investments, $36.3 million of net unrealized appreciation on equity investments, $6.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.7 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2020, this consisted of $35.3 million of net unrealized depreciation on equity investments, $12.0 million of net unrealized depreciation on debt investments and $0.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $26.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
For the year ended September 30, 2021, there were $22.8 million of net realized and unrealized gains (losses) that resulted solely from accounting adjustments related to the OCSI Merger.
Comparison of Years ended September 30, 2021 and September 30, 2020
The comparison of the fiscal years ended September 30, 2021 and 2020 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2021.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2022, we had $1,350.0 million in senior securities and our asset coverage ratio was 188.6%. During the year, we increased our target debt to equity ratio from 0.85x to 1.0x to 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) to provide us with increased capacity to opportunistically deploy capital into the markets. As of September 30, 2022, our debt to equity ratio was 1.08x.
For the year ended September 30, 2022, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $5.3 million. During that period, net cash provided by operating activities was $22.4 million, primarily from $693.7 million of principal payments and sale proceeds received, $22.4 million of net increase in payables from unsettled transactions and the cash activities related to $148.6 million of net investment income, partially offset by funding $702.1 million of investments, $43.9 million of increase in due from broker (cash held at a broker to cover collateral obligations under the interest swap agreement) and $20.5 million increase in due from portfolio companies. During the same period, net cash used in financing activities was $26.8 million, primarily consisting of $115.2 million of cash distributions paid to our stockholders, $1.9 million of repurchases of common stock under our dividend reinvestment plan, DRIP, and $0.3 million of deferred financing costs paid, partially offset by $70.0 million of net borrowings under the credit facilities and $20.6 million of proceeds (net of offering costs) from shares issued under the "at the market" offering.

For the year ended September 30, 2021, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $7.5 million. During that period, we used $230.5 million of net cash from operating activities, primarily from funding $1,120.2 million of investments, partially offset by $792.2 million of principal payments and sale proceeds received, $20.9 million of cash acquired in the OCSI Merger, the cash activities related to $97.1 million of net investment income and $10.1 million of net increases in payables and net decreases in receivables from unsettled transactions. During the same period, net cash provided by financing activities was $224.2 million, primarily consisting of $349.0 million of borrowings of unsecured notes (net of OID), partially offset by $24.6 million of net repayments under the credit facilities, $79.9 million of cash distributions paid to our stockholders, $9.3 million of repayments of secured borrowings, $2.2 million of repurchases of common stock under our DRIP and $8.9 million of deferred financing costs paid.
For the year ended September 30, 2020, we experienced a net increase in cash and cash equivalents of $23.7 million. During that period, we used $152.9 million of net cash from operating activities, primarily from funding $727.2 million of investments, a $63.7 million of net decrease in payables from unsettled transactions, partially offset by $579.6 million of principal payments and sale proceeds received and the cash activities related to $72.0 million of net investment income. During the same period, net cash provided by financing activities was $176.3 million, primarily consisting of $100.0 million of net borrowings under the Credit Facility (as defined below) and $136.2 million net incurrence of unsecured notes, partially offset by $53.1 million of cash distributions paid to our stockholders, $4.8 million of deferred financing costs paid and $1.9 million of repurchases of common stock under our DRIP.
As of September 30, 2022, we had $26.4 million in cash and cash equivalents (including $2.8 million of restricted cash), portfolio investments (at fair value) of $2.5 billion, $35.6 million of interest, dividends and fees receivable, $22.5 million of due from portfolio companies, $500.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $22.3 million of net payables from unsettled transactions, $700.0 million of borrowings outstanding under our credit facilities and $601.0 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2022, our only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of our portfolio companies and $49.0 million to provide financing to the JVs. As of September 30, 2021, our only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of our portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of September 30, 2022, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility (as defined below), Citibank Facility (as defined below), the 2025 Notes and the 2027 Notes:

	Debt Outstanding as of September 30, 2021	Debt Outstanding as of September 30, 2022	Weighted average debt outstanding for the year ended September 30, 2022	Maximum debt outstanding for the year ended September 30, 2022
Syndicated Facility	$495,000	$540,000	$550,165	$620,000
Citibank Facility	135,000	160,000	160,986	185,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
Total debt	$1,280,000	$1,350,000	$1,361,151

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of September 30, 2022
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$540,000	$—	$—	$540,000
Interest due on Syndicated Facility	90,986	25,313	50,626	15,047
Citibank Facility	160,000	—	160,000	—
Interest due on Citibank Facility	19,225	8,996	10,229	—
2025 Notes	300,000	—	300,000	—
Interest due on 2025 Notes	25,286	10,500	14,786	—
2027 Notes	350,000	—	—	350,000
Interest due on 2027 Notes (a)	62,699	14,595	29,190	18,914
Total	$1,548,196	$59,404	$564,831	$923,961
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.
Equity Issuances
During the year ended September 30, 2022, we issued an aggregate of 212,382 shares of common stock as part of the DRIP.
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

In connection with the "at the market" offering, we issued and sold the following shares of common stock during the year ended September 30, 2022:

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	2,801,206	$21,049	$210	$20,839	$7.51
 __________
(1) Net proceeds excludes offering costs of $0.2 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
On March 19, 2021, in connection with the OCSI Merger, we issued an aggregate of 39,400,011 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the year ended September 30, 2021.

Distributions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2020:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964	$ 0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	0.5 million
July 30, 2021	September 15, 2021	September 30, 2021	0.145	25.5 million	85,075	0.6 million
October 13, 2021	December 15, 2021	December 31, 2021	0.155	27.2 million	107,971	0.8 million
January 28, 2022	March 15, 2022	March 31, 2022	0.16	28.5 million	104,411	0.8 million
April 29, 2022	June 15, 2022	June 30, 2022	0.165	29.4 million	131,028	0.9 million
July 29, 2022	September 15, 2022	September 30, 2022	0.17	30.2 million	153,544	1.0 million
 ______________
(1)Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021 and March 31, 2022. New shares were issued and distributed during the quarters ended December 31, 2021 and March 31, 2022.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of September 30, 2022, (i) the size of the Syndicated Facility was $1.0 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on May 4, 2025 and the maturity date was May 4, 2026 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% and (b) alternate base rate loans was 1.00%.

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

The following table describes significant financial covenants, as of September 30, 2022, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2022 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$610 million	$1,264 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.88:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	4.55:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,075 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Annual Report on Form 10-K.
As of September 30, 2022 and September 30, 2021, we had $540.0 million and $495.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $540.0 million and $495.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.876%, 2.197% and 3.028% for the years ended September 30, 2022, 2021 and 2020, respectively. For the years ended September 30, 2022, 2021 and 2020, we recorded interest expense (inclusive of fees) of $19.5 million, $13.8 million and $14.9 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, we became party to the Citibank Facility. As of September 30, 2022, we were able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of September 30, 2022, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of September 30, 2022, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of September 30, 2022, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of our equity interests in OCSL Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of September 30, 2022 and September 30, 2021, we had $160.0 million and $135.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $160.0 million and $135.0 million, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.179% and 2.086% for the year ended September 30, 2022 and the period from March 19, 2021 to September 30, 2021, respectively. For the year ended September 30, 2022 and the period from March 19, 2021 to September 30, 2021, we recorded interest expense (inclusive of fees) of $5.8 million and $1.9 million, respectively, related to the Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of September 30, 2022 and September 30, 2021:

	As of September 30, 2022		As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(1.8)	(3.2)	(2.6)	(4.0)
Unaccreted discount	(1.2)	(0.7)	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(42.0)	—	(2.1)
Net carrying value	$297.0	$304.1	$295.7	$343.0
Fair Value	$283.1	$294.0	$314.5	$351.1
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the year ended September 30, 2022:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$10.5	$9.5
Amortization of financing costs and discount	1.3	0.9
Effect of interest rate swap	—	(0.4)
Total interest expense	$11.8	$10.0
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	2.585%
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2022.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2022	80.8%	—
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
Recent Developments
Distribution Declaration
On November 10, 2022, our Board of Directors declared a quarterly distribution of $0.18 per share, payable in cash on December 30, 2022 to stockholders of record on December 15, 2022. On November 10, 2022, our Board of Directors also declared a special distribution of $0.14 per share payable on December 30, 2022 to stockholders of record on December 15, 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments may not have a readily available market price, and we value these investments at fair value as determined by Oaktree, as our valuation designee. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by Oaktree do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
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
As of September 30, 2022, 86.5% of our debt investment portfolio (at fair value) and 86.3% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2021, 91.5% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2022 and September 30, 2021, was as follows:

	September 30, 2022		September 30, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$228,186	11.1%	$322,222	14.6%
>0% and <1%	388,458	19.0%	283,065	12.8%
1%	1,364,668	66.6%	1,507,977	68.4%
>1%	68,332	3.3%	92,384	4.2%
Total Floating Rate Investments	$2,049,644	100.0%	$2,205,648	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$53,484	$(26,250)	$27,234
200	42,767	(21,000)	21,767
150	32,051	(15,750)	16,301
100	21,334	(10,500)	10,834
50	10,622	(5,250)	5,372

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(10,611)	$5,250	$(5,361)
100	(21,062)	10,500	(10,562)
150	(31,456)	15,750	(15,706)
200	(41,787)	21,000	(20,787)
250	(49,943)	26,250	(23,693)
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2022 and September 30, 2021:

	September 30, 2022		September 30, 2021
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$5,262	$—	$23,600	$—
Prime rate	2,618	—	305	10,000
LIBOR
30 day	669,273	540,000	674,613	485,000
90 day (a)	928,978	510,000	1,037,019	485,000
180 day	199,301	—	323,869	—
360 day	—	—	96,095	—
EURIBOR
30 day	€24,838	—	€24,838	—
90 day	16,911	—	13,980	—
180 day	1,964	—	18,203	—
SOFR
30 day	$50,099	—	—	—
90 day	190,799	—	—	—
180 day	18,390	—	—	—
SONIA	£40,137	—	—	—
UK LIBOR
30 day	—	—	£21,501	—
180 day	—	—	18,638	—
Fixed rate	$341,749	300,000	$200,599	300,000
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Specialty Lending Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 14, 2022 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022 and 2021 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company classified $2,169,475 thousand of its investments as Level 3 within the fair value hierarchy (Level 3 investments) as of September 30, 2022. As described in Note 2 and Note 3 to the consolidated financial statements, the Company’s valuation designee, under the oversight of the Board of Directors, determined the fair value of the Company’s Level 3 investments by using valuation techniques such as broker quotations, precedent transactions, enterprise value analyses or market yield techniques. These techniques require management to make judgments about the significant unobservable inputs including, among others, comparable EBITDA, revenue or asset multiples, market yields and broker quoted prices.

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
November 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oaktree Specialty Lending Corporation’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Specialty Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and our report dated November 14, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
November 14, 2022

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2022	September 30, 2021
ASSETS
Investments at fair value:
Control investments (cost September 30, 2022: $260,305; cost September 30, 2021: $283,599)	$214,165	$270,765
Affiliate investments (cost September 30, 2022: $27,353; cost September 30, 2021: $18,763)	26,196	18,289
Non-control/Non-affiliate investments (cost September 30, 2022: $2,330,096; cost September 30, 2021: $2,236,759)	2,253,750	2,267,575
Total investments at fair value (cost September 30, 2022: $2,617,754; cost September 30, 2021: $2,539,121)	2,494,111	2,556,629
Cash and cash equivalents	23,528	29,334
Restricted cash	2,836	2,301
Interest, dividends and fees receivable	35,598	22,125
Due from portfolio companies	22,495	1,990
Receivables from unsettled transactions	4,692	8,150
Due from broker	45,530	1,640
Deferred financing costs	7,350	9,274
Deferred offering costs	32	34
Deferred tax asset, net	1,687	714
Derivative assets at fair value	6,789	1,912
Other assets	1,665	2,284
Total assets	$2,646,313	$2,636,387
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,701	$3,024
Base management fee and incentive fee payable	15,940	32,649
Due to affiliate	3,180	4,357
Interest payable	7,936	4,597
Payables from unsettled transactions	26,981	8,086
Derivative liability at fair value	41,969	2,108
Credit facilities payable	700,000	630,000
Unsecured notes payable (net of $5,020 and $6,501 of unamortized financing costs as of September 30, 2022 and September 30, 2021, respectively)	601,043	638,743
Total liabilities	1,400,750	1,323,564
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 183,374 and 180,361 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	1,834	1,804
Additional paid-in-capital	1,826,498	1,804,354
Accumulated overdistributed earnings	(582,769)	(493,335)
Total net assets (equivalent to $6.79 and $7.28 per common share as of September 30, 2022 and September 30, 2021, respectively) (Note 11)	1,245,563	1,312,823
Total liabilities and net assets	$2,646,313	$2,636,387

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Interest income:
Control investments	$14,043	$11,792	$9,832
Affiliate investments	1,744	716	467
Non-control/Non-affiliate investments	212,677	161,864	114,947
Interest on cash and cash equivalents	452	9	322
Total interest income	228,916	174,381	125,568
PIK interest income:
Non-control/Non-affiliate investments	20,526	16,447	7,863
Total PIK interest income	20,526	16,447	7,863
Fee income:
Control investments	50	59	42
Affiliate investments	20	20	20
Non-control/Non-affiliate investments	6,561	14,019	8,457
Total fee income	6,631	14,098	8,519
Dividend income:
Control investments	6,366	4,459	1,180
Non-control/Non-affiliate investments	81	—	3
Total dividend income	6,447	4,459	1,183
Total investment income	262,520	209,385	143,133
Expenses:
Base management fee	39,556	32,288	22,895
Part I incentive fee	26,644	21,598	15,194
Part II incentive fee	(8,791)	17,615	(5,557)
Professional fees	4,418	4,231	2,532
Directors fees	603	607	570
Interest expense	46,929	30,518	26,289
Administrator expense	1,246	1,510	1,524
General and administrative expenses	2,986	2,725	2,494
Total expenses	113,591	111,092	65,941
Reversal of fees waived (fees waived)	(3,000)	(1,608)	5,200
Net expenses	110,591	109,484	71,141
Net investment income before taxes	151,929	99,901	71,992
(Provision) benefit for taxes on net investment income	(3,308)	(2,795)	—
Net investment income	148,621	97,106	71,992
Unrealized appreciation (depreciation):
Control investments	(33,306)	31,731	(29,488)
Affiliate investments	(683)	568	(1,763)
Non-control/Non-affiliate investments	(107,136)	80,531	10,904
Foreign currency forward contracts	4,877	1,689	(267)
Net unrealized appreciation (depreciation)	(136,248)	114,519	(20,614)
Realized gains (losses):
Control investments	1,868	—	(4,155)
Non-control/Non-affiliate investments	1,585	27,094	(4,615)
Extinguishment of unsecured notes payable	—	—	(2,541)
Foreign currency forward contracts	13,726	(674)	(2,613)
Net realized gains (losses)	17,179	26,420	(13,924)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(329)	(785)	1,770
Net realized and unrealized gains (losses), net of taxes	(119,398)	140,154	(32,768)
Net increase (decrease) in net assets resulting from operations	$29,223	$237,260	$39,224
Net investment income per common share — basic and diluted	$0.82	$0.60	$0.51
Earnings (loss) per common share — basic and diluted (Note 5)	$0.16	$1.46	$0.28
Weighted average common shares outstanding — basic and diluted	182,181	162,118	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Operations:
Net investment income	$148,621	$97,106	$71,992
Net unrealized appreciation (depreciation)	(136,248)	114,519	(20,614)
Net realized gains (losses)	17,179	26,420	(13,924)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(329)	(785)	1,770
Net increase (decrease) in net assets resulting from operations	29,223	237,260	39,224
Stockholder transactions:
Distributions to stockholders	(118,657)	(82,020)	(54,975)
Net increase (decrease) in net assets from stockholder transactions	(118,657)	(82,020)	(54,975)
Capital share transactions:
Issuance of common stock in connection with the OCSI Merger	—	242,704	—
Issuance of common stock under dividend reinvestment plan	3,409	2,170	1,878
Repurchases of common stock under dividend reinvestment plan	(1,857)	(2,170)	(1,878)
Issuance of common stock in connection with the "at the market" offering	20,622	—	—
Net increase (decrease) in net assets from capital share transactions	22,174	242,704	—
Total increase (decrease) in net assets	(67,260)	397,944	(15,751)
Net assets at beginning of period	1,312,823	914,879	930,630
Net assets at end of period	$1,245,563	$1,312,823	$914,879
Net asset value per common share	$6.79	$7.28	$6.49
Common shares outstanding at end of period	183,374	180,361	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$29,223	$237,260	$39,224
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	136,248	(114,519)	20,614
Net realized (gains) losses	(17,179)	(26,420)	13,924
PIK interest income	(20,526)	(16,447)	(7,863)
Accretion of original issue discount on investments	(29,091)	(29,391)	(12,305)
Accretion of original issue discount on unsecured notes payable	679	572	302
Amortization of deferred financing costs	3,740	4,151	2,187
Deferred taxes	(973)	133	(1,551)
Purchases of investments	(702,063)	(1,120,168)	(727,161)
Proceeds from the sales and repayments of investments	693,745	792,161	579,550
Cash acquired in the OCSI Merger	—	20,945	—
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(16,115)	(8,495)	4,232
(Increase) decrease in due from portfolio companies	(20,505)	1,360	(109)
(Increase) decrease in receivables from unsettled transactions	3,458	2,514	(4,537)
(Increase) decrease in due from broker	(43,890)	(1,640)	—
(Increase) decrease in other assets	619	(1,427)	437
Increase (decrease) in accounts payable, accrued expenses and other liabilities	677	(426)	(517)
Increase (decrease) in base management fee and incentive fee payable	(16,709)	19,516	1,045
Increase (decrease) in due to affiliate	(1,177)	1,119	(559)
Increase (decrease) in interest payable	3,339	1,163	(670)
Increase (decrease) in payables from unsettled transactions	18,895	7,608	(59,118)
Increase (decrease) in director fees payable	—	(90)	—
Net cash provided by (used in) operating activities	22,395	(230,521)	(152,875)
Financing activities:
Distributions paid in cash	(115,248)	(79,850)	(53,097)
Borrowings under credit facilities	300,000	505,000	286,000
Repayments of borrowings under credit facilities	(230,000)	(529,582)	(186,000)
Repayments of unsecured notes	—	—	(161,250)
Issuance of unsecured notes	—	349,020	297,459
Repayments of secured borrowings	—	(9,341)	—
Repurchases of common stock under dividend reinvestment plan	(1,857)	(2,170)	(1,878)
Shares issued under the "at the market" offering	20,839	—	—
Deferred financing costs paid	(334)	(8,890)	(4,835)
Offering costs paid	(215)	—	(67)
Net cash provided by (used in) financing activities	(26,815)	224,187	176,332
Effect of exchange rate changes on foreign currency	(851)	(1,127)	233
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,271)	(7,461)	23,690
Cash and cash equivalents and restricted cash, beginning of period	31,635	39,096	15,406
Cash and cash equivalents and restricted cash, end of period	$26,364	$31,635	$39,096
Supplemental information:
Cash paid for interest	$39,171	$24,006	$24,470
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$3,409	$2,170	$1,878
Deferred financing costs	—	(162)	—
Issuance of shares in connection with the OCSI Merger	—	242,704	—
Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2022	September 30, 2021	September 30, 2020
Cash and cash equivalents	$23,528	$29,334	$39,096
Restricted cash	2,836	2,301	—
Total cash and cash equivalents and restricted cash	$26,364	$31,635	$39,096

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(15)
34,984,460.37 Preferred Units				34,984	27,638	(15)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	8.68%		$14,333	14,333	14,333	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	—	(6)(15)(19)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				15,222	4,946	(15)
				29,555	19,279
OCSI Glick JV LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	6.30%		59,662	50,194	50,283	(6)(11)(15)(19)
87.5% equity interest				—	—	(11)(16)(19)
				50,194	50,283
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.80%		96,250	96,250	96,250	(6)(11)(15)(19)
87.5% LLC equity interest				49,322	20,715	(11)(12)(16)(19)
				145,572	116,965
Total Control Investments (17.2% of net assets)				$260,305	$214,165

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	10.42%		$24,490	$24,490	$24,225	(6)(15)(19)
1,609,201 Class A Units				764	370	(15)
1,019,168.80 Preferred Units, 6%				1,019	1,223	(15)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(15)
				26,273	25,818
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	378	(15)
				1,080	378
Total Affiliate Investments (2.1% of net assets)				$27,353	$26,196

Non-Control/Non-Affiliate Investments						(18)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Term Loan, LIBOR+7.00% cash due 2/2/2023	9.80%		$389	$387	$727	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023			—	(31)	—	(6)(15)(19)
				356	727
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 10.50% PIK due 12/22/2022			33,997	33,960	34,891	(11)(15)
				33,960	34,891
Access CIG, LLC		Diversified Support Services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	10.82%		20,000	19,927	19,075	(6)
				19,927	19,075
Accupac, Inc.		Personal Products
First Lien Term Loan, SOFR+5.50% cash due 1/16/2026	9.12%		15,976	15,686	15,944	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+5.50% cash due 1/16/2026			—	—	(6)	(6)(15)(19)
First Lien Revolver, SOFR+5.50% cash due 1/16/2026	9.14%		500	462	495	(6)(15)(19)
				16,148	16,433

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	9.63%		$27,349	$27,038	$27,158	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	10.64%		914	890	898	(6)(15)(19)
				27,928	28,056
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, SOFR+6.25% cash due 12/18/2025	9.80%		14,685	14,217	14,431	(6)(15)
				14,217	14,431
ADC Therapeutics SA		Biotechnology
First Lien Term Loan, SOFR+7.50% cash due 8/15/2029	11.20%		6,589	6,256	6,262	(6)(11)(15)
First Lien Delayed Draw Term Loan, SOFR+7.50% cash due 8/15/2029			—	(38)	(37)	(6)(11)(15)(19)
28,948 Common Stock Warrants (exercise price $8.297) expiration 8/15/2032				174	73	(11)(15)
				6,392	6,298
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(15)
				5,165	—
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.94%		€24,838	27,752	22,143	(6)(11)(15)
				27,752	22,143
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	10.88%		$14,414	14,154	13,910	(6)(15)
14,410 Common Units in RD Holding LP				1,352	1,291	(15)
				15,506	15,201
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(15)
				90	—
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+8.50% PIK due 12/29/2023			23,338	22,057	22,141	(6)(15)
				22,057	22,141
Altice France S.A.		Integrated Telecommunication Services
Fixed Rate Bond, 5.50% cash due 10/15/2029			4,050	3,518	3,057	(11)
				3,518	3,057
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, SOFR+7.50% cash due 6/30/2025	11.20%		13,134	12,847	13,068	(6)(15)
				12,847	13,068
Alvotech Holdings S.A.		Biotechnology				(13)
Tranche A Fixed Rate Bond 10.00% cash due 6/24/2025			24,043	23,747	23,923	(11)(15)
Tranche B Fixed Rate Bond 10.00% cash due 6/24/2025			23,522	23,264	23,404	(11)(15)
587,930 Common Shares in Alvotech SA				5,308	3,974	(11)
124,780 Seller Earn Out Shares in Alvotech SA				485	212	(11)(15)
				52,804	51,513
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	12.30%		14,760	14,492	13,284	(6)(15)
				14,492	13,284
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	9.03%		9,895	9,772	9,293	(6)
				9,772	9,293
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	7.92%		15,220	13,973	14,687	(6)(11)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	11.67%		12,500	12,188	11,958	(6)(11)(15)
				26,161	26,645

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	7.42%		$2,736	$2,260	$2,189	(6)
				2,260	2,189
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	10.78%		4,346	4,281	3,813	(6)(15)
				4,281	3,813
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	8.46%		34,458	33,737	33,738	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	8.46%		892	863	846	(6)(15)(19)
				34,600	34,584
APX Group Inc.		Electrical Components & Equipment
Fixed Rate Bond, 5.75% cash due 7/15/2029			2,075	1,733	1,645	(11)
				1,733	1,645
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.00% cash due 7/14/2026	8.00%		€1,964	2,176	1,927	(6)(11)(15)
First Lien Term Loan, SONIA+7.00% cash due 7/14/2026	9.19%		£18,636	23,139	20,826	(6)(11)(15)
First Lien Term Loan, LIBOR+5.75% cash due 7/14/2026	8.81%		$10,519	10,357	10,328	(6)(11)(15)
First Lien Delayed Draw Term Loan, SONIA+5.75% cash due 7/14/2026			£—	(44)	—	(6)(11)(15)(19)
				35,628	33,081
ASP Unifrax Holdings, Inc.		Trading Companies & Distributors
Fixed Rate Bond, 7.50% cash due 9/30/2029			$5,500	5,408	3,641
Fixed Rate Bond, 5.25% cash due 9/30/2028			2,500	2,220	1,926
				7,628	5,567
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	8.06%		2,501	2,331	1,934	(6)
				2,331	1,934
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	8.37%		5,640	5,482	4,822	(6)
				5,482	4,822
athenahealth Group Inc.		Health Care Technology
18,635 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				18,264	16,575	(15)
				18,264	16,575
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			13,346	12,929	12,812	(11)(15)
First Lien Revenue Interest Financing Term Loan due 5/31/2031			8,309	8,264	8,309	(11)(15)
328,149 Common Stock Warrants (exercise price $0.4955) expiration date 6/19/2027				973	16	(11)(15)
				22,166	21,137
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	8.78%		22,425	22,086	21,326	(6)(11)(15)
				22,086	21,326
The Avery		Real Estate Operating Companies
First Lien Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	10.44%		15,674	15,605	15,682	(6)(15)
Subordinated Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	16.17%		3,789	3,774	3,800	(6)(15)
				19,379	19,482
BAART Programs, Inc.		Health Care Services
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	8.12%		2,546	2,503	2,395	(6)(15)(19)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	11.62%		7,166	7,059	6,915	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	11.62%		4,227	4,070	3,839	(6)(15)(19)
				13,632	13,149

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+5.50% cash due 7/30/2027	8.31%		$33,078	$32,612	$32,053	(6)(15)
First Lien Revolver, PRIME+4.50% cash due 7/30/2026	10.75%		1,702	1,660	1,617	(6)(15)(19)
				34,272	33,670
BioXcel Therapeutics, Inc.		Pharmaceuticals
First Lien Term Loan, 10.25% cash due 4/19/2027			5,322	5,111	5,114	(11)(15)
First Lien Delayed Draw Term Loan, 10.25% cash due 4/19/2027			—	—	—	(11)(15)(19)
First Lien Revenue Interest Financing Term Loan due 9/30/2032			2,353	2,353	2,353	(11)(15)
First Lien Revenue Interest Financing Delayed Draw Term Loan due 9/30/2032			—	—	—	(11)(15)(19)
21,177 Common Stock Warrants (exercise price $20.04) expiration date 4/19/2029				125	98	(11)(15)
				7,589	7,565
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	9.50%		30,625	30,276	29,017	(6)
				30,276	29,017
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			3,979	3,980	3,960	(15)
1,293,324 Preferred Units in Unstoppable Automotive AMV, LLC				1,293	1,280	(15)
298,460 Preferred Units in Unstoppable Automotive VMV, LLC				298	295	(15)
298,460 Common Units in Unstoppable Automotive AMV, LLC				298	349	(15)
				5,869	5,884
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	9.31%		14,294	13,471	13,143	(6)(15)
				13,471	13,143
Carvana Co.		Automotive Retail
Fixed Rate Bond, 5.625% cash due 10/1/2025			6,700	5,825	4,724	(11)
				5,825	4,724
CCO Holdings LLC		Cable & Satellite
Fixed Rate Bond, 4.50% cash due 5/1/2032			2,097	1,746	1,603	(11)
				1,746	1,603
CircusTrix Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash due 7/16/2023	8.62%		10,692	10,004	10,209	(6)(15)
				10,004	10,209
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
Fixed Rate Bond, 9.25% cash due 8/1/2024			7,857	7,857	7,807
				7,857	7,807
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	9.37%		795	770	797	(6)
				770	797
Clear Channel Outdoor Holdings Inc.		Advertising
Fixed Rate Bond, 7.50% cash due 6/1/2029			4,311	4,311	3,132	(11)
Fixed Rate Bond, 5.125% cash due 8/15/2027			1,374	1,229	1,163	(11)
Fixed Rate Bond, 7.75% cash due 4/15/2028			676	648	512	(11)
				6,188	4,807
Condor Merger Sub Inc.		Systems Software
Fixed Rate Bond, 7.375% cash due 2/15/2030			8,420	8,243	6,900
				8,243	6,900
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	11.62%		22,537	21,642	20,396	(6)(15)
Common Stock Warrants expiration date 7/28/2025				648	457	(15)
				22,290	20,853

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	8.12%		$11,913	$11,697	$8,596	(6)
				11,697	8,596
Conviva Inc.		Application Software
517,851 Shares of Series D Preferred Stock				605	894	(15)
				605	894
CorEvitas, LLC		Health Care Technology
First Lien Term Loan, SOFR+5.75% cash due 12/13/2025	8.88%		13,712	13,554	13,583	(6)(15)
First Lien Revolver, PRIME+4.75% cash due 12/13/2025	11.00%		916	898	898	(6)(15)(19)
1,099 Class A2 Common Units in CorEvitas Holdings, L.P.				690	2,340	(15)
				15,142	16,821
Covetrus, Inc.		Health Care Distributors
First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	7.65%		10,336	9,716	9,681	(6)
				9,716	9,681
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	8.81%		18,200	17,790	17,843	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(13)	(26)	(6)(15)(19)
				17,777	17,817
Delivery Hero FinCo LLC		Internet & Direct Marketing Retail
First Lien Term Loan, SOFR+5.75% cash due 8/12/2027	8.49%		4,988	4,882	4,757	(6)(11)
				4,882	4,757
Delta Leasing SPV II LLC		Specialized Finance
Subordinated Delayed Draw Term Loan, 10.00% cash due 8/31/2029			4,183	4,183	4,183	(11)(15)(19)
419 Series C Preferred Units in Delta Financial Holdings LLC				419	419	(11)(15)
2.09 Common Units in Delta Financial Holdings LLC				2	2	(11)(15)
31.37 Common Warrants (exercise price $1.00)				—	—	(11)(15)
				4,604	4,604
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	9.34%		6,680	6,647	5,934	(6)
				6,647	5,934
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+9.00% cash 2.00% PIK due 8/4/2026	12.67%		24,396	23,083	22,993	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+9.00% cash 2.00% PIK due 8/4/2026			—	(135)	(129)	(6)(15)(19)
5,403,823 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				1,405	1,297	(15)
				24,353	24,161
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	9.91%		9,902	9,599	9,793	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 2/10/2027	9.41%		251	228	239	(6)(15)(19)
				9,827	10,032
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	8.12%		19,242	18,970	17,973	(6)
				18,970	17,973
DTI Holdco, Inc.		Research & Consulting Services
First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	7.33%		5,000	4,906	4,760	(6)
				4,906	4,760
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	11.17%		8,974	8,884	8,503	(6)(15)
				8,884	8,503

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				$488	$966	(15)
12,500 Class B Common Units				—	—	(15)
				488	966
Establishment Labs Holdings Inc.		Health Care Technology
First Lien Term Loan, 3.00% cash 6.00% PIK due 4/21/2027			$10,418	10,275	10,231	(11)(15)
First Lien Delayed Draw Term Loan, 3.00% cash 6.00% PIK due 4/21/2027				3	—	(11)(15)(19)
				10,278	10,231
Fairbridge Strategic Capital Funding LLC		Real Estate Operating Companies				(20)
First Lien Delayed Draw Term Loan, 9.00% cash due 12/24/2028			27,850	27,850	27,850	(15)(19)
2,500 Warrant Units (exercise price $0.01) expiration date 11/24/2031				—	3	(11)(15)
				27,850	27,853
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	9.87%		25,061	24,685	21,646	(6)
				24,685	21,646
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			9,466	9,071	9,008	(11)(15)
331,200 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				405	66	(11)(15)
				9,476	9,074
Frontier Communications Holdings, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 6.00% cash due 1/15/2030			4,881	4,420	3,845	(11)
				4,420	3,845
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	10.67%		25,128	24,915	24,851	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	10.60%		1,280	1,268	1,262	(6)(15)(19)
				26,183	26,113
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	7.37%		5,572	5,435	4,848	(6)
				5,435	4,848
Grove Hotel Parcel Owner, LLC		Hotels, Resorts & Cruise Lines
First Lien Term Loan, SOFR+8.00% cash due 6/21/2027	11.04%		14,311	14,041	14,060	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+8.00% cash due 6/21/2027			—	(54)	(50)	(6)(15)(19)
First Lien Revolver, SOFR+8.00% cash due 6/21/2027			—	(27)	(25)	(6)(15)(19)
				13,960	13,985
Harbor Purchaser Inc.		Education Services
First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	8.38%		9,392	9,080	8,582	(6)
				9,080	8,582
iCIMs, Inc.		Application Software
First Lien Term Loan, SOFR+6.75% cash due 8/18/2028	9.49%		19,203	18,874	18,867	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+6.75% cash due 8/18/2028			—	—	—	(6)(15)(19)
First Lien Revolver, SOFR+6.75% cash due 8/18/2028			—	(31)	(32)	(6)(15)(19)
				18,843	18,835
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	9.42%		8,569	8,401	8,407	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	11.67%		22,619	22,162	22,275	(6)(15)
				30,563	30,682

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			$13,083	$13,083	$13,083	(15)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	12.45%		12,161	11,944	11,942	(6)(15)
				25,027	25,025
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			6,817	6,553	6,408	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(11)(15)(19)
56,999 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				135	609	(11)(15)
				6,688	7,017
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(15)
				113	—
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, SOFR+5.00% cash due 3/29/2024	8.55%		18,660	18,567	18,134	(6)(15)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	12.17%		13,674	13,514	13,154	(6)(15)
				32,081	31,288
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	9.42%		35,625	34,806	31,528	(6)(15)
				34,806	31,528
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	9.44%		34,357	33,612	32,639	(6)(15)
				33,612	32,639
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	10.33%		10,247	10,196	7,702	(6)
				10,196	7,702
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	10.62%		36,234	35,170	36,392	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 6/18/2027	11.12%		528	478	481	(6)
				35,648	36,873
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	10.17%		13,623	13,487	13,351	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	10.17%		329	311	292	(6)(15)(19)
				13,798	13,643
LaserShip, Inc.		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.50% cash due 5/7/2029	10.38%		2,394	2,370	1,867	(6)(15)
				2,370	1,867
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(15)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	8.67%		41,008	40,243	39,573	(6)(15)
				40,243	39,573
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	11.38%		4,357	4,285	4,226	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	11.38%		2,370	2,323	2,265	(6)(15)(19)
450.75 Class A2 Units in LES Group Holdings, L.P.				451	451	(15)
				7,059	6,942

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	9.12%		$19,236	$18,894	$18,707	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	9.12%		1,710	1,672	1,651	(6)(15)(19)
				20,566	20,358
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	9.87%		2,140	2,092	1,890	(6)
				2,092	1,890
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			17,203	16,954	16,644	(11)(15)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(11)(15)(19)
				16,954	16,644
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			7,215	6,650	6,440	(11)(15)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	1	—	(11)(15)(19)
209,588 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				480	170	(11)(15)
				7,131	6,610
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, SOFR+6.00% cash due 7/21/2027	9.50%		18,390	18,088	17,691	(6)(15)
First Lien Revolver, SOFR+6.00% cash due 7/21/2027			—	(23)	(54)	(6)(15)(19)
				18,065	17,637
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	10.64%		45,665	44,689	44,523	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(54)	(100)	(6)(15)(19)
				44,635	44,423
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	9.89%		46,499	45,802	45,421	(6)(15)
				45,802	45,421
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	9.17%		29,565	29,128	28,734	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(12)	(96)	(6)(15)(19)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(51)	(6)(15)(19)
				29,103	28,587
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	12.17%		22,560	22,241	21,524	(6)(15)
				22,241	21,524
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+10.50% cash due 9/11/2024	14.17%		50,459	49,301	51,972	(6)(15)
				49,301	51,972
NFP Corp.		Other Diversified Financial Services
Fixed Rate Bond 6.875% cash due 8/15/2028			10,191	9,773	7,966
				9,773	7,966
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	9.99%		58,713	57,655	56,805	(6)(11)(15)
				57,655	56,805
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	7.12%		3,323	3,162	3,207	(6)
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	10.05%		7,519	7,389	7,237	(6)(15)
				10,551	10,444

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	5.08%		$21,557	$21,267	$21,557	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(31)	—	(6)(15)(19)
				21,236	21,557
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			7,776	7,820	5,846
				7,820	5,846
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	8.13%		9,850	9,460	9,374	(6)
				9,460	9,374
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	8.88%		17,976	17,690	17,537	(6)(15)
				17,690	17,537
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	9.28%		26,154	25,712	25,893	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	9.25%		2,228	2,186	2,203	(6)(15)(19)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(21)	(13)	(6)(15)(19)
				27,877	28,083
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	10.92%		28,627	28,198	27,482	(6)(15)
				28,198	27,482
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	10.68%		48,689	47,951	47,155	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(53)	(111)	(6)(15)(19)
				47,898	47,044
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	10.42%		33,775	32,931	33,116	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(34)	(49)	(6)(15)(19)
80,515 Class B Common Units				79	89	(15)
				32,976	33,156
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	10.01%		23,275	22,722	22,810	(6)(15)
				22,722	22,810
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	11.12%		5,250	5,168	5,047	(6)(15)
				5,168	5,047
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, SONIA+6.00% cash due 1/29/2028	8.39%		£3,501	4,646	3,367	(6)(11)(15)
				4,646	3,367
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—
Radiology Partners Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25% cash due 7/9/2025	7.33%		$3,400	3,202	2,880	(6)
Fixed Rate Bond, 9.25% cash due 2/1/2028			4,755	4,720	3,109
				7,922	5,989
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			24,692	24,265	24,101	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(43)	(64)	(6)(15)(19)
				24,222	24,037
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	10.12%		3,542	3,515	3,402	(6)
				3,515	3,402

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
RP Escrow Issuer LLC		Health Care Distributors
Fixed Rate Bond, 5.25% cash due 12/15/2025			$1,325	$1,218	$1,097
				1,218	1,097
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	11.92%		37,656	35,775	36,187	(6)(11)(15)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026	11.92%		11,393	10,583	10,760	(6)(11)(15)(19)
164,660 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				1,202	74	(11)(15)
				47,560	47,021
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	7.63%		1,691	1,610	1,623	(6)
				1,610	1,623
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(15)
				367	—
SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 5.50% cash 8.50% PIK due 12/21/2026			46,121	45,413	45,295	(15)
415.34 Common Stock Warrants (exercise price $4,920.75) expiration date 7/31/2028				681	681	(15)
				46,094	45,976
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	10.74%		9,109	8,972	8,289	(6)(15)
				8,972	8,289
SonicWall US Holdings Inc.		Technology Distributors
Second Lien Term Loan, LIBOR+7.50% cash due 5/18/2026	10.48%		3,195	3,163	2,997	(6)(15)
				3,163	2,997
Sorrento Therapeutics, Inc.		Biotechnology
50,000 Common Stock Units				197	79	(11)
				197	79
Spanx, LLC		Apparel Retail
First Lien Term Loan, LIBOR+5.25% cash due 11/20/2028	8.30%		4,534	4,455	4,427	(6)(15)
First Lien Revolver, LIBOR+5.25% cash due 11/18/2027	8.03%		866	813	796	(6)(15)(19)
				5,268	5,223
SPX Flow, Inc.		Industrial Machinery
First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	7.63%		1,500	1,410	1,393	(6)
				1,410	1,393
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€16,911	19,414	16,360	(6)(11)(15)
				19,414	16,360
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	8.88%		$42,618	41,654	41,723	(6)(15)
				41,654	41,723
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	7.42%		3,466	3,141	3,056	(6)
				3,141	3,056
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	10.42%		20,766	19,550	18,188	(6)(15)
				19,550	18,188
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	9.81%		12,500	12,474	11,469	(6)(15)
				12,474	11,469

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	10.62%		$9,448	$9,338	$8,692	(6)
				9,338	8,692
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	8.68%		23,215	22,815	22,843	(6)(11)(15)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(29)	(28)	(6)(11)(15)(19)
				22,786	22,815
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	11.62%		5,203	5,125	5,034	(6)(15)
				5,125	5,034
Telestream Holdings Corporation		Application Software
First Lien Term Loan, SOFR+9.25% cash due 10/15/2025	12.11%		18,323	17,956	17,865	(6)(15)
First Lien Revolver, SOFR+9.25% cash due 10/15/2025	12.20%		1,231	1,210	1,187	(6)(15)(19)
				19,166	19,052
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2026	13.17%		29,663	29,352	29,031	(6)(15)
668,879 Common Units of TerSera Holdings LLC				2,028	4,077	(15)
				31,380	33,108
TGNR HoldCo LLC		Integrated Oil & Gas
Subordinated Debt, 11.50% cash due 5/14/2026			4,984	4,866	4,872	(10)(11)(15)
				4,866	4,872
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	11.17%		37,494	36,569	35,807	(6)(15)
8,434 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				101	69	(15)
284,650.32 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				2,409	2,320	(15)
48,352 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				979	979	(15)
23,201 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				22,986	26,487	(15)(19)
				63,044	65,662
TIBCO Software Inc.		Application Software
First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	8.15%		12,032	10,949	10,827	(6)
				10,949	10,827
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	9.12%		6,016	5,908	5,895	(6)(15)
				5,908	5,895
Uniti Group LP		Specialized REITs
Fixed Rate Bond, 6.50% cash due 2/15/2029			4,500	4,060	3,026	(11)
Fixed Rate Bond, 4.75% cash due 4/15/2028			300	258	238	(11)
				4,318	3,264
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+15.00% cash due 1/22/2026	19.64%		2,316	2,293	2,264	(6)(15)
3,621 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	192	(15)
				2,293	2,456

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	9.37%		$25,499	$24,632	$23,204	(6)
18,032 Shares of Common Stock in Windstream Holdings II, LLC				216	296	(15)
109,420 Warrants in Windstream Holdings II, LLC				1,842	1,799	(15)
				26,690	25,299
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.56%		7,564	6,989	6,795	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.56%		6,000	5,855	5,070	(6)(15)
				12,844	11,865
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 3/27/2026	10.19%		40,536	39,947	40,131	(6)(15)
				39,947	40,131
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.00% cash due 7/26/2029	10.67%		5,000	4,925	4,538	(6)(15)
				4,925	4,538
Zayo Group Holdings, Inc.		Alternative Carriers
Fixed Rate Bond, 4.00% cash due 3/1/2027			250	212	201
				212	201
Zep Inc.		Specialty Chemicals
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	11.92%		19,578	19,542	16,152	(6)(15)
				19,542	16,152
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, SONIA+7.50% cash due 7/23/2026	9.72%		£18,000	23,804	16,552	(6)(11)(15)
				23,804	16,552
Total Non-Control/Non-Affiliate Investments (180.9% of net assets)				$2,330,096	$2,253,750
Total Portfolio Investments (200.2% of net assets)				$2,617,754	$2,494,111
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$5,261	$5,261
Other cash accounts				21,103	21,103
Total Cash and Cash Equivalents and Restricted Cash (2.1% of net assets)				$26,364	$26,364
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (202.4% of net assets)				$2,644,118	$2,520,475

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$43,179	€41,444	11/10/2022	JPMorgan Chase Bank, N.A.	$2,466
Foreign currency forward contract	$45,692	£37,033	11/10/2022	JPMorgan Chase Bank, N.A.	4,323
					$6,789

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(41,969)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to the secured overnight financing rate ("SOFR") or the sterling overnight index average ("SONIA"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 3.12%, the 90-day LIBOR at 3.67%, the 180-day LIBOR at 4.17%, the 360-day LIBOR at 4.78%, the PRIME at 6.25%, the 30-day SOFR at 3.03%, the 90-day SOFR at 3.55%, the SONIA at 1.69%, the 30-day EURIBOR at 0.69%, the 90-day EURIBOR at 0.99% and the 180-day EURIBOR at 0.38%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2022 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2022, qualifying assets represented 75.7% of the Company's total assets and non-qualifying assets represented 24.3% of the Company's total assets.
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
(15)As of September 30, 2022, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
On March 19, 2021, the Company acquired Oaktree Strategic Income Corporation (“OCSI”), pursuant to that certain Agreement and Plan of Merger (the “OCSI Merger Agreement”), dated as of October 28, 2020, by and among OCSI, the Company, Lion Merger Sub, Inc., a wholly-owned subsidiary of the Company, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OCSI Merger Agreement, OCSI was merged with and into the Company in a two-step transaction, with the Company as the surviving company (the "OCSI Merger”). As a result of the OCSI Merger, the Company issued an aggregate of 39,400,011 shares of its common stock to former OCSI stockholders.

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
•Level 3 — Unobservable inputs that reflect Oaktree's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. Oaktree's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
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
Oaktree seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If Oaktree is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Oaktree's set threshold, Oaktree seeks to obtain a quote directly from a broker making a market for the asset. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Oaktree also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, Oaktree performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, Oaktree does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, Oaktree values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. Oaktree may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and Oaktree considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, Oaktree depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
Oaktree estimates the fair value of certain privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
In December 2020, the SEC adopted new Rule 2a-5 under the Investment Company Act. Rule 2a-5 permits boards of directors of registered investment companies and Business Development Companies to either (i) choose to continue to determine fair value in good faith, or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. The Company's Board of Directors has designated Oaktree to serve as its valuation designee effective September 8, 2022.
Oaktree undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree's valuation team;
•Preliminary valuations are then reviewed and discussed with management of Oaktree;
•Separately, independent valuation firms prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to Oaktree;
•Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the valuation report with Oaktree, and Oaktree responds and supplements the valuation report to reflect any discussions between Oaktree and the Audit Committee; and
•Oaktree, as valuation designee, determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of September 30, 2022 was determined by Oaktree, as the Company's valuation designee, and the fair value of the Company's investments as of September 30, 2021 was determined in good faith by the Board of Directors. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset, net," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "due from broker," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.

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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of September 30, 2022 and September 30, 2021, there were no investments on non-accrual status.
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
As of September 30, 2022 and September 30, 2021, included in restricted cash was $2.8 million and $2.3 million, respectively, that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.8 million and $2.3 million as of September 30, 2022 and September 30, 2021, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of September 30, 2022, the adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
Note 3. Portfolio Investments
As of September 30, 2022, 200.2% of net assets at fair value, or $2.5 billion, was invested in 149 portfolio companies, including (i) $117.0 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $50.3 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of September 30, 2022, 2.1% of net assets at fair value, or $26.4 million, was invested in cash and cash equivalents (including $2.8 million of restricted cash). In comparison, as of September 30, 2021, 194.7% of net assets at fair value, or $2.6 billion, was invested in 138 portfolio investments, including (i) $133.9 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $55.6 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2021, 2.4% of net assets at fair value, or $31.6 million, was invested in cash and cash equivalents (including $2.3 million of restricted cash). As of September 30, 2022, 86.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.1% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2021, 86.7% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.6% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2022, 2021 and 2020, the Company recorded net realized gains (losses) of $17.2 million, $26.4 million and $(13.9) million, respectively. During the years ended September 30, 2022, 2021 and 2020, the Company recorded net unrealized appreciation (depreciation) of $(136.2) million, $114.5 million and $(20.6) million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's investments as of September 30, 2022 and September 30, 2021 at cost and fair value was as follows:

	September 30, 2022		September 30, 2021
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,294,392	$2,223,329	$2,222,223	$2,259,924
Investments in equity securities	127,596	103,534	120,621	107,222
Debt investments in the JVs	146,444	146,533	146,955	151,832
Equity investments in the JVs	49,322	20,715	49,322	37,651
Total	$2,617,754	$2,494,111	$2,539,121	$2,556,629

The following table presents the composition of the Company's debt investments as of September 30, 2022 and September 30, 2021 at fixed rates and floating rates:

	September 30, 2022		September 30, 2021
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,049,644	86.49%	$2,205,648	91.45%
Fixed rate debt securities	320,218	13.51	206,108	8.55
Total	$2,369,862	100.00%	$2,411,756	100.00%

The following table presents the financial instruments carried at fair value as of September 30, 2022 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$255,803	$1,910,606	$—	$2,166,409
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	44,065	159,388	—	203,453
Investments in equity securities (preferred)	—	—	79,523	—	79,523
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	4,053	—	19,958	20,715	44,726
Total investments at fair value	4,053	299,868	2,169,475	20,715	2,494,111
Cash equivalents	5,261	—	—	—	5,261
Derivative assets	—	6,789	—	—	6,789
Total assets at fair value	$9,314	$306,657	$2,169,475	$20,715	$2,506,161
Derivative liability	$—	$41,969	$—	$—	$41,969
Total liabilities at fair value	$—	$41,969	$—	$—	$41,969
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
The following table provides a roll-forward in the changes in fair value from September 30, 2021 to September 30, 2022 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2021	$1,878,536	$176,317	$63,565	$43,163	$2,161,581
Purchases	490,081	7,960	19,662	2,807	520,510
Sales and repayments	(476,813)	(22,525)	(163)	(13,034)	(512,535)
Transfers in (a)(c)	49,843	—	—	—	49,843
Transfers out (a)(b)	(17,070)	—	—	(5,838)	(22,908)
Capitalized PIK interest income	22,855	313	—	—	23,168
Accretion of OID	24,422	2,060	—	—	26,482
Net unrealized appreciation (depreciation)	(67,455)	(4,737)	(3,029)	(6,642)	(81,863)
Net realized gains (losses)	6,207	—	(512)	(498)	5,197
Fair value as of September 30, 2022	$1,910,606	$159,388	$79,523	$19,958	$2,169,475
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of September 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2022	$(53,013)	$(4,885)	$(3,264)	$(11,751)	$(72,913)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(b) There was one transfer out of Level 3 in connection with a transaction in which Level 3 common equity was exchanged for Level 1 common equity.
(c) There was one transfer into Level 3 from Level 2 as a result of an investment restructuring in which Level 2 senior secured debt was exchanged for Level 3 senior secured debt.

The following table provides a roll-forward in the changes in fair value from September 30, 2020 to September 30, 2021 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2020	$904,237	$126,152	$29,959	$35,080	$1,095,428
Purchases (a)	1,237,783	66,537	27,692	5,665	1,337,677
Sales and repayments	(352,237)	(45,353)	(31)	(28,629)	(426,250)
Transfers in (b)(c)(d)	18,458	—	—	6,759	25,217
Transfers out (b)(d)	(6,228)	—	—	—	(6,228)
Capitalized PIK interest income	14,700	—	—	—	14,700
Accretion of OID	19,642	2,069	—	—	21,711
Net unrealized appreciation (depreciation)	43,736	18,177	7,218	13,953	83,084
Net realized gains (losses)	(1,555)	8,735	(1,273)	10,335	16,242
Fair value as of September 30, 2021	$1,878,536	$176,317	$63,565	$43,163	$2,161,581
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of September 30, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2021	$46,340	$4,857	$5,913	$13,763	$70,873
__________
(a) Includes the Level 3 investments acquired in connection with the OCSI Merger during the year ended September 30, 2021.
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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,599,148	Market Yield	Market Yield	(b)	9.0%	-	30.0%	13.7%
	14,333	Enterprise Value	EBITDA Multiple	(c)	5.0x	-	7.0x	6.0x
	297,125	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	12,855	Market Yield	Market Yield	(b)	10.0%	-	19.0%	13.8%
Debt Investments in the JVs	146,533	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	61,693	Enterprise Value	Revenue Multiple	(c)	0.4x	-	10.1x	4.3x
	36,913	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	20.0x	11.4x
	3	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	872	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,169,475
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2022 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$540,000	$540,000	$—	$—	$540,000
Citibank Facility payable	160,000	160,000	—	—	160,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	296,991	283,077	—	283,077	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	304,052	294,028	—	294,028	—
Total	$1,301,043	$1,277,105	$—	$577,105	$700,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,227,245	85.08%	$2,179,907	85.85%
Debt investments in the JVs	146,444	5.59%	146,955	5.79%
Preferred equity	85,300	3.26%	65,939	2.60%
Subordinated debt	67,147	2.57%	42,316	1.67%
LLC equity interests of the JVs	49,322	1.88%	49,322	1.94%
Common equity and warrants	42,296	1.62%	54,682	2.15%
Total	$2,617,754	100.00%	$2,539,121	100.00%

	September 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,166,409	86.86%	173.93%	$2,217,243	86.72%	168.89%
Debt investments in the JVs	146,533	5.88%	11.77%	151,832	5.94%	11.56%
Preferred equity	79,523	3.19%	6.38%	63,565	2.49%	4.84%
Subordinated debt	56,920	2.28%	4.57%	42,681	1.67%	3.25%
Common equity and warrants	24,011	0.96%	1.93%	43,657	1.71%	3.33%
LLC equity interests of the JVs	20,715	0.83%	1.66%	37,651	1.47%	2.87%
Total	$2,494,111	100.00%	200.24%	$2,556,629	100.00%	194.74%

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

	September 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Northeast	$747,420	28.55%	$720,781	28.39%
Midwest	373,236	14.26%	385,846	15.20%
West	358,306	13.69%	365,471	14.39%
Southeast	356,041	13.60%	294,339	11.59%
International	301,242	11.51%	268,817	10.59%
Southwest	221,308	8.45%	256,227	10.09%
South	168,819	6.45%	156,764	6.17%
Northwest	91,382	3.49%	90,876	3.58%
Total	$2,617,754	100.00%	$2,539,121	100.00%

	September 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$696,368	27.93%	55.90%	$721,647	28.24%	54.97%
Midwest	356,934	14.31%	28.66%	382,475	14.96%	29.13%
West	345,251	13.84%	27.72%	371,257	14.52%	28.28%
Southeast	344,567	13.82%	27.66%	299,486	11.71%	22.81%
International	279,646	11.21%	22.45%	275,904	10.79%	21.02%
Southwest	214,984	8.62%	17.26%	258,940	10.13%	19.72%
South	166,230	6.66%	13.35%	155,526	6.08%	11.85%
Northwest	90,131	3.61%	7.24%	91,394	3.57%	6.96%
Total	$2,494,111	100.00%	200.24%	$2,556,629	100.00%	194.74%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2022 and September 30, 2021:

	September 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Application Software	$391,938	14.98%	$367,265	14.49%
Multi-Sector Holdings (1)	195,766	7.48	196,277	7.73
Pharmaceuticals	126,508	4.83	138,250	5.44
Data Processing & Outsourced Services	120,477	4.60	120,381	4.74
Biotechnology	109,960	4.20	111,856	4.41
Health Care Technology	100,084	3.82	13,877	0.55
Industrial Machinery	81,787	3.12	88,231	3.47
Specialized Finance	80,864	3.09	68,554	2.70
Internet & Direct Marketing Retail	67,926	2.59	62,233	2.45
Aerospace & Defense	61,963	2.37	67,629	2.66
Construction & Engineering	60,996	2.33	61,874	2.44
Automotive Retail	59,254	2.26	41,800	1.65
Health Care Services	58,674	2.24	84,750	3.34
Health Care Distributors	57,112	2.18	19,698	0.78
Internet Services & Infrastructure	54,095	2.07	46,917	1.85
Personal Products	53,214	2.03	103,642	4.08
Fertilizers & Agricultural Chemicals	49,301	1.88	66,713	2.63
Metal & Glass Containers	47,704	1.82	17,443	0.69
Real Estate Operating Companies	47,585	1.82	27,531	1.08
Home Improvement Retail	45,802	1.75	46,487	1.83
Airport Services	43,322	1.65	41,699	1.64
Real Estate Services	40,243	1.54	40,445	1.59
Leisure Facilities	39,768	1.52	25,162	0.99
Diversified Support Services	37,992	1.45	40,666	1.60
Specialty Chemicals	37,319	1.43	46,731	1.84
Health Care Supplies	36,471	1.39	29,650	1.17
Insurance Brokers	35,628	1.36	25,515	1.00
Integrated Telecommunication Services	34,628	1.32	47,059	1.85
Soft Drinks	34,272	1.31	33,410	1.32
Electrical Components & Equipment	33,814	1.29	32,127	1.27
Other Diversified Financial Services	29,300	1.12	16,104	0.63
Advertising	28,245	1.08	28,649	1.13
Movies & Entertainment	26,161	1.00	26,002	1.02
Distributors	25,278	0.97	—	—
Health Care Equipment	24,353	0.93	23,674	0.93
Oil & Gas Storage & Transportation	22,290	0.85	36,612	1.44
Environmental & Facilities Services	20,857	0.80	—	—
Cable & Satellite	20,716	0.79	26,730	1.05
Home Furnishings	19,550	0.75	19,537	0.77
Systems Software	14,890	0.57	6,647	0.26
Consumer Finance	14,492	0.55	—	—
Hotels, Resorts & Cruise Lines	13,960	0.53	—	—
Auto Parts & Equipment	12,474	0.48	12,466	0.49
IT Consulting & Other Services	11,697	0.45	7,598	0.30
Restaurants	9,338	0.36	9,317	0.37
Research & Consulting Services	9,187	0.35	7,354	0.29
Education Services	9,080	0.35	981	0.04
Oil & Gas Refining & Marketing	8,627	0.33	36,044	1.42
Trading Companies & Distributors	7,628	0.29	—	—
Air Freight & Logistics	7,295	0.28	4,925	0.19
Apparel Retail	5,268	0.20	—	—
Apparel, Accessories & Luxury Goods	5,165	0.20	5,165	0.20
Integrated Oil & Gas	4,866	0.19	4,842	0.19
Food Distributors	4,646	0.18	4,625	0.18
Specialized REITs	4,318	0.16	—	—
Diversified Banks	3,515	0.13	3,515	0.14
Technology Distributors	3,163	0.12	3,163	0.12
Construction Materials	2,331	0.09	2,245	0.09
Housewares & Specialties	2,293	0.09	1,875	0.07
Electronic Components	2,092	0.08	10,080	0.40
Alternative Carriers	212	0.01	6,578	0.26
Independent Power Producers & Energy Traders	—	—	23,458	0.92
Airlines	—	—	22,417	0.88
Commercial Printing	—	—	19,685	0.78
Managed Health Care	—	—	18,654	0.73
Thrifts & Mortgage Finance	—	—	16,079	0.63
Property & Casualty Insurance	—	—	9,884	0.39
Leisure Products	—	—	6,599	0.26
Food Retail	—	—	3,745	0.15
	$2,617,754	100.00%	$2,539,121	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$384,589	15.43%	30.87%	$372,606	14.58%	28.39%
Multi-Sector Holdings (1)	167,248	6.71	13.43	189,483	7.41	14.43
Pharmaceuticals	119,511	4.79	9.59	142,194	5.56	10.83
Data Processing & Outsourced Services	111,335	4.46	8.94	113,923	4.46	8.68
Biotechnology	108,465	4.35	8.71	113,641	4.44	8.66
Health Care Technology	97,315	3.90	7.81	13,960	0.55	1.06
Industrial Machinery	81,008	3.25	6.50	90,218	3.53	6.87
Specialized Finance	73,087	2.93	5.87	68,844	2.69	5.24
Internet & Direct Marketing Retail	70,419	2.82	5.65	68,424	2.68	5.21
Aerospace & Defense	61,881	2.48	4.97	69,602	2.72	5.30
Construction & Engineering	61,188	2.45	4.91	63,109	2.47	4.81
Automotive Retail	57,629	2.31	4.63	42,133	1.65	3.21
Health Care Distributors	54,662	2.19	4.39	19,683	0.77	1.50
Internet Services & Infrastructure	53,797	2.16	4.32	47,923	1.87	3.65
Fertilizers & Agricultural Chemicals	51,972	2.08	4.17	67,527	2.64	5.14
Personal Products	50,150	2.01	4.03	105,530	4.13	8.04
Real Estate Operating Companies	48,062	1.93	3.86	28,341	1.11	2.16
Metal & Glass Containers	47,599	1.91	3.82	17,413	0.68	1.33
Health Care Services	45,943	1.84	3.69	84,735	3.31	6.45
Home Improvement Retail	45,421	1.82	3.65	46,488	1.82	3.54
Airport Services	42,883	1.72	3.44	40,776	1.59	3.11
Real Estate Services	39,573	1.59	3.18	41,225	1.61	3.14
Leisure Facilities	39,258	1.57	3.15	22,888	0.90	1.74
Diversified Support Services	36,712	1.47	2.95	40,888	1.60	3.11
Health Care Supplies	36,577	1.47	2.94	30,186	1.18	2.30
Specialty Chemicals	33,969	1.36	2.73	46,559	1.82	3.55
Soft Drinks	33,670	1.35	2.70	33,410	1.31	2.54
Insurance Brokers	33,081	1.33	2.66	27,612	1.08	2.10
Electrical Components & Equipment	32,933	1.32	2.64	32,142	1.26	2.45
Integrated Telecommunication Services	32,201	1.29	2.59	49,607	1.94	3.78
Advertising	26,948	1.08	2.16	30,423	1.19	2.32
Movies & Entertainment	26,645	1.07	2.14	27,048	1.06	2.06
Distributors	24,494	0.98	1.97	—	—	—
Other Diversified Financial Services	24,326	0.98	1.95	15,908	0.62	1.21
Health Care Equipment	24,161	0.97	1.94	23,763	0.93	1.81
Oil & Gas Storage & Transportation	20,853	0.84	1.67	34,462	1.35	2.63
Environmental & Facilities Services	20,585	0.83	1.65	—	—	—
Cable & Satellite	19,576	0.78	1.57	27,048	1.06	2.06
Home Furnishings	18,188	0.73	1.46	19,735	0.77	1.50
Hotels, Resorts & Cruise Lines	13,985	0.56	1.12	—	—	—
Consumer Finance	13,284	0.53	1.07	—	—	—
Systems Software	12,834	0.51	1.03	6,769	0.26	0.52
Auto Parts & Equipment	11,469	0.46	0.92	12,365	0.48	0.94
Restaurants	8,692	0.35	0.70	9,451	0.37	0.72
Oil & Gas Refining & Marketing	8,604	0.34	0.69	36,546	1.43	2.78
IT Consulting & Other Services	8,596	0.34	0.69	7,443	0.29	0.57
Education Services	8,582	0.34	0.69	1,009	0.04	0.08
Research & Consulting Services	8,573	0.34	0.69	7,606	0.30	0.58
Air Freight & Logistics	6,405	0.26	0.51	4,981	0.19	0.38
Trading Companies & Distributors	5,567	0.22	0.45	—	—	—
Apparel Retail	5,223	0.21	0.42	—	—	—
Integrated Oil & Gas	4,872	0.20	0.39	4,884	0.19	0.37
Diversified Banks	3,402	0.14	0.27	3,562	0.14	0.27
Food Distributors	3,367	0.13	0.27	4,673	0.18	0.36
Specialized REITs	3,264	0.13	0.26	—	—	—
Technology Distributors	2,997	0.12	0.24	3,178	0.12	0.24
Housewares & Specialties	2,456	0.10	0.20	2,003	0.08	0.15
Construction Materials	1,934	0.08	0.16	2,350	0.09	0.18
Electronic Components	1,890	0.08	0.15	10,127	0.40	0.77
Alternative Carriers	201	0.01	0.02	6,939	0.27	0.53
Airlines	—	—	—	24,554	0.96	1.87
Independent Power Producers & Energy Traders	—	—	—	23,552	0.92	1.79
Commercial Printing	—	—	—	20,100	0.79	1.53
Managed Health Care	—	—	—	18,840	0.74	1.44
Thrifts & Mortgage Finance	—	—	—	15,942	0.62	1.21
Property & Casualty Insurance	—	—	—	9,949	0.39	0.76
Leisure Products	—	—	—	6,599	0.26	0.50
Food Retail	—	—	—	3,750	0.15	0.29
Total	$2,494,111	100.00%	200.24%	$2,556,629	100.00%	194.74%
___________________
(1)This industry includes the Company's investments in the JVs and certain limited partnership interests.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2022 and September 30, 2021, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2022 and September 30, 2021, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of each of September 30, 2022 and September 30, 2021. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2022, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date was May 3, 2028. As of September 30, 2022, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% per annum for the first year after the reinvestment period, 3-month LIBOR plus 2.25% for the following year and 3-month LIBOR plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. $230.0 million and $215.6 million of borrowings were outstanding under the SLF JV I Deutsche Bank Facility as of September 30, 2022 and September 30, 2021, respectively.
As of September 30, 2022 and September 30, 2021, SLF JV I had total assets of $385.2 million and $379.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 60 and 55 portfolio companies as of September 30, 2022 and September 30, 2021, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of September 30, 2022, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.0 million in aggregate, at fair value. As of September 30, 2021, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $133.9 million in aggregate, at fair value.
As of each of September 30, 2022 and September 30, 2021, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of each of September 30, 2022 and September 30, 2021, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Senior secured loans (1)	$383,194	$344,196
Weighted average interest rate on senior secured loans (2)	8.33%	5.60%
Number of borrowers in SLF JV I	60	55
Largest exposure to a single borrower (1)	$10,093	$9,875
Total of five largest loan exposures to borrowers (1)	$48,139	$46,984
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2022

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.82%	Diversified Support Services	$10,093	$10,028	$9,692
ADB Companies, LLC	First Lien Term Loan, SOFR+6.25% cash due 12/18/2025	9.80%	Construction & Engineering	8,518	8,389	8,371	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.91%	Integrated Telecommunication Services	3,000	2,841	2,730
Alvogen Pharma US, Inc.	First Lien Term Loan, SOFR+7.50% cash due 6/30/2025	11.20%	Pharmaceuticals	9,267	9,166	9,221	(4)
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	9.03%	Distributors	4,873	4,812	4,576	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	7.92%	Movies & Entertainment	7,800	7,722	7,527	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	7.42%	Personal Products	1,539	1,203	1,232	(4)
Apptio, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	8.46%	Application Software	4,615	4,580	4,519	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	8.46%	Application Software	154	151	146	(4)(5)
Total Apptio, Inc.				4,769	4,731	4,665
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	9.67%	Paper Packaging	4,176	4,103	4,080
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027		Paper Packaging	—	(9)	(11)	(5)
Total ASP-R-PAC Acquisition Co LLC				4,176	4,094	4,069
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	8.37%	Application Software	5,052	4,858	4,319	(4)
Asurion, LLC	First Lien Term Loan, SOFR+4.00% cash due 8/19/2028	7.70%	Property & Casualty Insurance	5,000	4,753	4,276
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	8.37%	Property & Casualty Insurance	4,346	3,981	3,347
Total Asurion, LLC				9,346	8,734	7,623
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	8.78%	Airport Services	6,338	6,242	6,027	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	8.12%	Health Care Services	6,371	6,311	6,148
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	8.12%	Health Care Services	1,771	1,751	1,664	(4)(5)
Total BAART Programs, Inc.				8,142	8,062	7,812
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	6.03%	Data Processing & Outsourced Services	9,575	9,566	8,977
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 11/24/2026	8.98%	Application Software	7,444	7,347	5,455
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Centerline Communications, LLC	First Lien Term Loan, SOFR+5.50% cash due 8/10/2027	9.12%	Wireless Telecommunication Services	4,358	4,286	4,280
Centerline Communications, LLC	First Lien Delayed Draw Term Loan, SOFR+5.50% cash due 8/10/2027	9.12%	Wireless Telecommunication Services	449	432	413	(5)
Centerline Communications, LLC	First Lien Revolver, SOFR+5.50% cash due 8/10/2027		Wireless Telecommunication Services	—	(10)	(11)	(5)
Total Centerline Communications, LLC				4,807	4,708	4,682

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	9.37%	Oil & Gas Refining & Marketing	$7,038	$6,967	$7,057	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	6.48%	Movies & Entertainment	6,451	6,419	6,166
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	8.12%	IT Consulting & Other Services	7,373	7,206	5,320	(4)
Covetrus, Inc.	First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	7.65%	Health Care Distributors	5,375	5,053	5,035	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	7.67%	Biotechnology	5,820	5,776	5,587
Dealer Tire, LLC	First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	7.37%	Distributors	2,992	2,935	2,924
Delivery Hero FinCo LLC	First Lien Term Loan, SOFR+5.75% cash due 8/12/2027	8.49%	Internet & Direct Marketing Retail	6,035	5,876	5,756	(4)
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	8.12%	Cable & Satellite	6,436	6,332	6,012	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	8.26%	Paper Products	4,100	4,065	3,921
DTI Holdco, Inc.	First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	7.33%	Research & Consulting Services	8,000	7,849	7,616	(4)
Eagle Parent Corp.	First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	7.80%	Industrial Machinery	4,478	4,373	4,367
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	7.62%	Application Software	7,331	7,258	6,859
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	7.94%	Leisure Products	7,444	7,369	6,029
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	7.37%	Health Care Services	1,979	1,979	1,722	(4)
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.81%	Health Care Services	2,192	2,165	1,912
Total Global Medical Response, Inc.				4,171	4,144	3,634
Harbor Purchaser Inc.	First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	8.38%	Education Services	8,000	7,774	7,310	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, SOFR+5.25% cash due 6/30/2026	8.80%	Pharmaceuticals	7,406	7,293	7,286
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	9.42%	Personal Products	9,500	9,282	8,408	(4)
Iris Holding, Inc.	First Lien Term Loan, SOFR+4.75% cash due 6/28/2028	7.89%	Metal & Glass Containers	5,000	4,624	4,610
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	8.23%	Health Care Services	7,444	7,318	7,323
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	8.67%	Real Estate Services	7,367	7,315	7,109	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	7.80%	Application Software	7,860	7,751	5,494
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/6/2025	6.37%	Electronic Components	7,366	7,282	6,835
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	10.64%	Internet Services & Infrastructure	4,687	4,651	4,570	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(4)	(12)	(4)(5)
Total Mindbody, Inc.				4,687	4,647	4,558
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	9.17%	Application Software	6,139	6,104	5,966	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(10)	(4)(5)
Total MRI Software LLC				6,139	6,101	5,956
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.87%	Electrical Components & Equipment	6,685	6,673	6,484
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	7.12%	Application Software	7,777	7,741	7,505	(4)
Park Place Technologies, LLC	First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	8.13%	Internet Services & Infrastructure	4,925	4,781	4,687	(4)
Peloton Interactive, Inc.	First Lien Term Loan, SOFR+6.50% cash due 5/25/2027	8.35%	Leisure Products	5,486	5,251	5,371

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	10.92%	Application Software	$4,503	$4,435	$4,323	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	10.68%	Application Software	6,796	6,694	6,582	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(6)	(13)	(4)(5)
Total Pluralsight, LLC				6,796	6,688	6,569
RevSpring, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	7.67%	Commercial Printing	9,625	9,607	9,304
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	7.63%	Metal & Glass Containers	2,536	2,511	2,435	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	8.06%	Footwear	8,201	8,194	7,176
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	8.04%	Footwear	138	138	121
Total SHO Holding I Corporation				8,339	8,332	7,297
Sorenson Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	9.17%	Communications Equipment	2,553	2,528	2,454
Spanx, LLC	First Lien Term Loan, LIBOR+5.25% cash due 11/20/2028	8.30%	Apparel Retail	8,933	8,776	8,721	(4)
SPX Flow, Inc.	First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	7.63%	Industrial Machinery	7,500	7,184	6,966	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	7.42%	Application Software	7,743	7,479	6,827	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	6.51%	Health Care Facilities	3,377	3,365	3,213
TIBCO Software Inc.	First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	8.15%	Application Software	6,256	5,693	5,629	(4)
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	9.12%	Health Care Supplies	7,285	7,155	7,140	(4)
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	8.67%	Application Software	6,365	6,290	5,087
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	9.37%	Integrated Telecommunication Services	7,818	7,596	7,115	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.56%	Aerospace & Defense	6,000	5,972	5,070	(4)
WP CPP Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.56%	Aerospace & Defense	1,985	1,910	1,783	(4)
Total WP CPP Holdings, LLC				7,985	7,882	6,853
Zayo Group Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 3/9/2027	6.12%	Alternative Carriers	2,155	2,000	1,812
Total Portfolio Investments				$383,194	$382,673	$359,625
_________
(1) Represents the interest rate as of September 30, 2022. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of September 30, 2022, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 3.12%, the 90-day LIBOR at 3.67%, the 30-day SOFR at 3.03%, the 90-day SOFR at 3.55% and the 180-day SOFR at 3.98%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of September 30, 2022 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of September 30, 2022.
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
(3) Represents the current determination of fair value as of September 30, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of each of September 30, 2022 and September 30, 2021. The Company earned interest income of $8.0 million, $7.4 million and $8.1 million on the SLF JV I Notes for the years ended September 30, 2022, 2021 and 2020, respectively. As of September 30, 2022, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $49.3 million and $20.7 million, respectively, as of September 30, 2022, and $49.3 million and $37.7 million, respectively, as of September 30, 2021. The Company earned $2.9 million and $0.9 million in dividend income for the years ended September 30, 2022 and September 30, 2021, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company did not earn dividend income for the year ended September 30, 2020 with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of September 30, 2022 and September 30, 2021 and for the years ended September 30, 2022, 2021 and 2020:

	September 30, 2022	September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2022: $382,673; cost September 30, 2021: $346,052)	$359,625	$346,665
Cash and cash equivalents	14,274	23,446
Restricted cash	5,642	4,517
Other assets	5,686	4,529
Total assets	$385,227	$379,157

Senior credit facility payable	$230,000	$215,620
SLF JV I Notes payable at fair value (proceeds September 30, 2022: $110,000; proceeds September 30, 2021: $110,000)	110,000	110,000
Other liabilities	21,539	10,507
Total liabilities	$361,539	$336,127
Members' equity	23,688	43,030
Total liabilities and members' equity	$385,227	$379,157

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Selected Statements of Operations Information:
Interest income	$24,014	$20,018	$19,808
Other income	198	565	338
Total investment income	24,212	20,583	20,146
Senior credit facility interest expense	7,713	5,706	7,432
SLF JV I Notes interest expense	9,146	8,444	9,205
Other expenses	253	260	244
Total expenses (1)	17,112	14,410	16,881
Net investment income	7,100	6,173	3,265
Net unrealized appreciation (depreciation)	(23,661)	13,270	(9,704)
Net realized gains (losses)	534	399	(3,691)
Net income (loss)	$(16,027)	$19,842	$(10,130)
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
During the year ended September 30, 2022, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions. During the year ended September 30, 2021, the Company sold $48.0 million of senior secured debt investments to SLF JV I for $47.2 million cash consideration, which represented the fair value at the time of sale. A gain of $2.5 million was recognized by the Company on these transactions. During the year ended September 30, 2020, the Company did not sell any debt investments to SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

OCSI Glick JV LLC
On March 19, 2021, the Company became party to the LLC agreement of Glick JV. The Company co-invests primarily in senior secured loans of middle-market companies with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the Glick JV, the Company does not consolidate the Glick JV.
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of September 30, 2022 and September 30, 2021, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of September 30, 2022, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of September 30, 2022, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 3-month LIBOR plus 2.75% thereafter, in each case with a 0.125% LIBOR floor. $82.1 million and $71.9 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of September 30, 2022 and September 30, 2021, respectively.
As of September 30, 2022 and September 30, 2021, the Glick JV had total assets of $146.8 million and $141.0 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 43 and 37 portfolio companies as of September 30, 2022 and September 30, 2021, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $50.3 million and $55.6 million in the aggregate at fair value as of September 30, 2022 and September 30, 2021, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of September 30, 2022 and September 30, 2021, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of September 30, 2022 and September 30, 2021, of which $73.5 million was from the Company. As of each of September 30, 2022 and September 30, 2021, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of September 30, 2022 and September 30, 2021, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Senior secured loans (1)	$143,225	$126,512
Weighted average current interest rate on senior secured loans (2)	8.52%	5.86%
Number of borrowers in the Glick JV	43	37
Largest loan exposure to a single borrower (1)	$6,562	$6,907
Total of five largest loan exposures to borrowers (1)	$28,973	$28,324
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of September 30, 2022

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, SOFR+6.25% cash due 12/18/2025	9.80%	Construction & Engineering	$4,647	$4,579	$4,567	(4)
Alvogen Pharma Inc	First Lien Term Loan, SOFR+7.50% cash due 6/30/2025	11.20%	Pharmaceuticals	6,562	6,489	6,529	(4)
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	9.03%	Distributors	2,889	2,853	2,714	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	7.92%	Movies & Entertainment	2,925	2,896	2,823	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	7.42%	Personal Products	917	712	734	(4)
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	9.67%	Paper Packaging	1,734	1,704	1,694
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027		Paper Packaging	—	(4)	(5)	(5)
Total ASP-R-PAC Acquisition Co LLC				1,734	1,700	1,689
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	8.37%	Application Software	2,078	2,033	1,777	(4)
Asurion, LLC	First Lien Term Loan, SOFR+4.00% cash due 8/19/2028	7.70%	Property & Casualty Insurance	2,000	1,901	1,711
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	8.37%	Property & Casualty Insurance	2,423	2,212	1,866
Total Asurion, LLC				4,423	4,113	3,577
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	8.78%	Airport Services	3,656	3,601	3,476	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	8.12%	Health Care Services	3,398	3,366	3,279
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	8.12%	Health Care Services	808	800	760	(4)(5)
Total BAART Programs, Inc.				4,206	4,166	4,039
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 11/24/2026	8.98%	Application Software	3,970	3,919	2,909
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	9.37%	Oil & Gas Refining & Marketing	3,519	3,484	3,529	(4)
City Football Group Limited	First Lien Term Loan, LIBOR+3.50% cash due 7/21/2028	6.48%	Movies & Entertainment	2,481	2,469	2,372
Covetrus, Inc.	First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	7.65%	Health Care Distributors	2,280	2,143	2,136	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	7.67%	Biotechnology	2,870	2,849	2,756
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	8.12%	Cable & Satellite	2,730	2,703	2,549	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	8.26%	Paper Products	2,503	2,478	2,394
DTI Holdco, Inc.	First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	7.33%	Research & Consulting Services	3,000	2,943	2,856	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Eagle Parent Corp.	First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	7.80%	Industrial Machinery	$2,488	$2,429	$2,426
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	7.62%	Application Software	2,444	2,419	2,286
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	7.94%	Leisure Products	3,970	3,930	3,216
Harbor Purchaser Inc.	First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	8.38%	Education Services	4,000	3,887	3,655	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	8.80%	Pharmaceuticals	3,950	3,890	3,886
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	9.42%	Personal Products	2,375	2,320	2,102	(4)
Iris Holding, Inc.	First Lien Term Loan, SOFR+4.75% cash due 6/28/2028	7.89%	Metal & Glass Containers	2,000	1,846	1,844
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	8.23%	Health Care Services	3,970	3,903	3,905
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/6/2025	6.37%	Electronic Components	1,358	1,192	1,260
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	9.17%	Application Software	1,647	1,632	1,600	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	(4)	(4)(5)
Total MRI Software LLC				1,647	1,631	1,596
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.87%	Electrical Components & Equipment	5,252	5,243	5,095
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	7.12%	Application Software	3,888	3,871	3,752	(4)
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	10.92%	Application Software	2,842	2,799	2,728	(4)
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	10.68%	Application Software	4,465	4,398	4,325	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	—	(5)	(10)	(4)(5)
Total Pluralsight, LLC				4,465	4,393	4,315
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	7.63%	Metal & Glass Containers	1,691	1,674	1,623	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	8.06%	Footwear	6,094	6,082	5,332
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	8.04%	Footwear	102	102	90
Total SHO Holding I Corporation				6,196	6,184	5,422
Spanx, LLC	First Lien Term Loan, LIBOR+5.25% cash due 11/20/2028	8.30%	Apparel Retail	4,962	4,876	4,845	(4)
SPX Flow, Inc.	First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	7.63%	Industrial Machinery	6,000	5,734	5,572	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	7.42%	Application Software	2,820	2,712	2,487	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	6.51%	Health Care Facilities	3,377	3,365	3,213
TIBCO Software Inc.	First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	8.15%	Application Software	2,654	2,415	2,388	(4)
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	9.12%	Health Care Supplies	3,024	2,970	2,963	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	7.62%	Human Resource & Employment Services	1,583	1,582	1,266
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	9.37%	Integrated Telecommunication Services	4,886	4,747	4,447	(4)
WP CPP Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.56%	Aerospace & Defense	993	955	892	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.56%	Aerospace & Defense	3,000	2,986	2,534	(4)
Total WP CPP Holdings, LLC				3,993	3,941	3,426
Total Portfolio Investments				$143,225	$140,083	$133,144

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

__________
(1) Represents the interest rate as of September 30, 2022. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2022, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 3.12%, the 90-day LIBOR at 3.67%, the 30-day SOFR at 3.03% and the 90-day SOFR at 3.55%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of September 30, 2022 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of September 30, 2022.
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
(3) Represents the current determination of fair value as of September 30, 2021 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.7 million and $55.6 million, respectively, as of September 30, 2021. For the year ended September 30, 2022 and for the period from March 19, 2021 to September 30, 2021, the Company's investment in the Glick JV Notes earned interest income of $4.7 million and $2.4 million, respectively. The Company did not earn dividend income for the year ended September 30, 2022 and for the period from March 19, 2021 to September 30, 2021 with respect to its investment in the LLC equity interest of the Glick JV. As of September 30, 2022, the Glick JV Notes bore interest at a rate of one-month LIBOR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of September 30, 2022 and September 30, 2021 and for the year ended September 30, 2022 and for the period from March 19, 2021 to September 30, 2021:

	September 30, 2022	September 30, 2021
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2022: $140,083; September 30, 2021: $124,112)	$133,144	$124,108
Cash and cash equivalents	7,021	14,087
Restricted cash	1,788	1,055
Other assets	4,855	1,750
Total assets	$146,808	$141,000

Senior credit facility payable	$82,082	$71,882
Glick JV Notes payable at fair value (proceeds September 30, 2022: $68,185; September 30, 2021: $70,525)	57,463	63,522
Other liabilities	7,263	5,596
Total liabilities	$146,808	$141,000
Members' equity	—	—
Total liabilities and members' equity	$146,808	$141,000

	For the year ended September 30, 2022	For the period from March 19, 2021 to September 30, 2021
Selected Statements of Operations Information:
Interest income	$9,703	$4,643
Fee income	149	67
Total investment income	9,852	4,710
Senior credit facility interest expense	2,747	1,157
Glick JV Notes interest expense	3,576	1,780
Other expenses	168	95
Total expenses (1)	6,491	3,032
Net investment income	3,361	1,678
Net unrealized appreciation (depreciation)	(3,216)	(1,710)
Realized gain (loss)	(145)	32
Net income (loss)	$—	$—
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

During the year ended September 30, 2022 and the period from March 19, 2021 to September 30, 2021, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the years ended September 30, 2022, 2021 and 2020, the Company recorded total fee income of $6.6 million, $14.1 million and $8.5 million, respectively, of which $0.9 million, $0.6 million and $0.7 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2022, 2021 and 2020:

(Share amounts in thousands)	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$29,223	$237,260	$39,224
Weighted average common shares outstanding — basic and diluted	182,181	162,118	140,961
Earnings (loss) per common share — basic and diluted	$0.16	$1.46	$0.28

Changes in Net Assets

The following table presents the changes in net assets for the years ended September 30, 2022, 2021 and 2020:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2019	140,961	$1,409	$1,487,774	$(558,553)	$930,630
Net investment income	—	—	—	71,992	71,992
Net unrealized appreciation (depreciation)	—	—	—	(20,614)	(20,614)
Net realized gains (losses)	—	—	—	(13,924)	(13,924)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	1,770	1,770
Distributions to stockholders	—	—	—	(54,975)	(54,975)
Issuance of common stock under dividend reinvestment plan	435	4	1,874	—	1,878
Repurchases of common stock under dividend reinvestment plan	(435)	(4)	(1,874)	—	(1,878)
Balance at September 30, 2020	140,961	$1,409	$1,487,774	$(574,304)	$914,879
Net investment income	—	—	—	97,106	97,106
Net unrealized appreciation (depreciation)	—	—	—	114,519	114,519
Net realized gains (losses)	—	—	—	26,420	26,420
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(785)	(785)
Distributions to stockholders	—	—	—	(82,020)	(82,020)
Reclassification of additional paid-in capital	—	—	74,271	(74,271)	—
Issuance of common stock in connection with the OCSI Merger	39,400	395	242,309	—	242,704
Issuance of common stock under dividend reinvestment plan	338	3	2,167	—	2,170
Repurchases of common stock under dividend reinvestment plan	(338)	(3)	(2,167)	—	(2,170)
Balance as of September 30, 2021	180,361	$1,804	$1,804,354	$(493,335)	$1,312,823
Net investment income	—	—	—	148,621	148,621
Net unrealized appreciation (depreciation)	—	—	—	(136,248)	(136,248)
Net realized gains (losses)	—	—	—	17,179	17,179
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(329)	(329)
Distributions to stockholders	—	—	—	(118,657)	(118,657)
Issuance of common stock in connection with the "at the market" offering	2,801	28	20,594	—	20,622
Issuance of common stock under dividend reinvestment plan	497	5	3,404	—	3,409
Repurchases of common stock under dividend reinvestment plan	(285)	(3)	(1,854)	—	(1,857)
Balance as of September 30, 2022	183,374	$1,834	$1,826,498	$(582,769)	$1,245,563

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

For income tax purposes, the Company estimated its distributions for the 2022 calendar year will be composed primarily of ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2021 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders. For the year ended September 30, 2022, no portion of the distributions was deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2022, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value (3)
October 13, 2021	December 15, 2021	December 31, 2021	$0.155	$ 27.2 million	107,971	(1)	$ 0.8 million
January 28, 2022	March 15, 2022	March 31, 2022	0.16	28.5 million	104,411	(1)	0.8 million
April 29, 2022	June 15, 2022	June 30, 2022	0.165	29.4 million	131,028	(2)	0.9 million
July 29, 2022	September 15, 2022	September 30, 2022	0.17	30.2 million	153,544	(2)	1.0 million
Total for the year ended September 30, 2022			$0.65	$ 115.3 million	496,954		$ 3.4 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value (3)
November 13, 2020	December 15, 2020	December 31, 2020	$0.11	$ 15.0 million	93,964	(2)	$ 0.5 million
January 29, 2021	March 15, 2021	March 31, 2021	0.12	16.4 million	81,702	(2)	0.5 million
April 30, 2021	June 15, 2021	June 30, 2021	0.13	22.9 million	76,979	(2)	0.5 million
July 30, 2021	September 15, 2021	September 30, 2021	0.145	25.5 million	85,075	(2)	0.6 million
Total for the year ended September 30, 2021			$0.505	$ 79.8 million	337,720		$ 2.2 million
Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.095	$ 12.9 million	87,747	(2)	$ 0.5 million
January 31, 2020	March 13, 2020	March 31, 2020	0.095	12.9 million	157,523	(2)	0.5 million
April 30, 2020	June 15, 2020	June 30, 2020	0.095	13.0 million	87,351	(2)	0.4 million
July 31, 2020	September 15, 2020	September 30, 2020	0.105	14.3 million	102,404	(2)	0.5 million
Total for the year ended September 30, 2020			$0.390	$ 53.1 million	435,025		$ 1.9 million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.
(3) Total may not sum due to rounding.
Common Stock Issuances
During the year ended September 30, 2022, the Company issued an aggregate of 212,382 shares of common stock as part of the DRIP.
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
In connection with the "at the market" offering, the Company issued and sold the following shares of common stock during the year ended September 30, 2022:

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	2,801,206	$21,049	$210	$20,839	$7.51
 __________
(1) Net proceeds excludes offering costs of $0.2 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
On March 19, 2021, in connection with the OCSI Merger, the Company issued an aggregate of 39,400,011 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the year ended September 30, 2021.
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

On December 10, 2021, the Company entered into an incremental commitment and assumption agreement pursuant to which a new lender provided additional commitments of $50 million under the Syndicated Facility. As of September 30, 2022, the size of the Syndicated Facility was $1.0 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of September 30, 2022, (i) the period during which the Company may make drawings will expire on May 4, 2025 and the maturity date is May 4, 2026 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSL Senior Funding II LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of September 30, 2022, except for assets that were held by OCSL Senior Funding II LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of September 30, 2022, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of September 30, 2022 and September 30, 2021, the Company had $540.0 million and $495.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $540.0 million and $495.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 2.876%, 2.197% and 3.028% for the years ended September 30, 2022, 2021 and 2020, respectively. For the years ended September 30, 2022, 2021 and 2020, the Company recorded interest expense (inclusive of fees) of $19.5 million, $13.8 million and $14.9 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “Citibank Facility”) with OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the Company, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian.
On November 18, 2021, the Company entered into an amendment to the Citibank Facility that, among other things, increased the size of the facility by $50 million and extended the reinvestment period and final maturity date. As of September 30, 2022, the Company was able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of September 30, 2022, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of September 30, 2022, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of September 30, 2022, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of the Company’s equity interests in OCSL Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of September 30, 2022 and September 30, 2021, the Company had $160.0 million and $135.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $160.0 million and $135.0 million, respectively. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.179% and 2.086% for the year ended September 30, 2022 and the period from March 19, 2021 to September 30, 2021, respectively. For the year ended September 30, 2022 and the period from March 19, 2021 to September 30, 2021, the Company recorded interest expense (inclusive of fees) of $5.8 million and $1.9 million, respectively, related to the Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2022, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2022, the Company did not repurchase any of the 2027 Notes in the open market.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of September 30, 2022 and September 30, 2021:

	As of September 30, 2022		As of September 30, 2021
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(1.8)	(3.2)	(2.6)	(4.0)
Unaccreted discount	(1.2)	(0.7)	(1.7)	(0.9)
Interest rate swap fair value adjustment	—	(42.0)	—	(2.1)
Net carrying value	$297.0	$304.1	$295.7	$343.0
Fair Value	$283.1	$294.0	$314.5	$351.1
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the year ended September 30, 2022:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$10.5	$9.5
Amortization of financing costs and discount	1.3	0.9
Effect of interest rate swap	—	(0.4)
Total interest expense	$11.8	$10.0
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	2.585%
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the year ended September 30, 2021:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$10.5	$3.5
Amortization of financing costs and discount	1.3	0.3
Effect of interest rate swap	—	(1.1)
Total interest expense	$11.8	$2.7
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	1.813%
The below table presents the components of interest and other debt expenses related to the 2025 Notes for the year ended September 30, 2020:

($ in millions)	2025 Notes
Coupon interest	$6.3
Amortization of financing costs and discount	0.7
Total interest expense	$7.0
Coupon interest rate	3.500%
Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2022 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2023	2024	2025	2026	2027 and Thereafter
Syndicated Facility	$540,000	$—	$—	$—	$540,000	$—
Citibank Facility	160,000	—	—	160,000	—	—
2025 Notes	300,000	—	—	300,000	—	—
2027 Notes	350,000	—	—	—	—	350,000
Total	$1,350,000	$—	$—	$460,000	$540,000	$350,000

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
As of September 30, 2022, the Company had net capital loss carryforwards of $523.7 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $64.5 million are available to offset future short-term capital gains and $459.2 million are available to offset future long-term capital gains. A portion of such net capital loss carryfowards represented a realized loss under sections 382 and 383 of the Code, which is carried forward to future years to offset future gains subject to certain limitations.
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the years ended September 30, 2022, 2021 and 2020.

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Net increase (decrease) in net assets resulting from operations	$29,223	$237,260	$39,224
Net unrealized (appreciation) depreciation	136,248	(114,519)	20,614
Book/tax difference due to organizational costs	(87)	(87)	(87)
Book/tax difference due to interest income on certain loans	—	—	1,214
Book/tax difference due to capital losses utilized	(16,490)	(41,625)	(545)
Other book/tax differences	(6,506)	11,863	(6,058)
Taxable/Distributable Income (1)	$142,388	$92,892	$54,362
 __________
(1) The Company's taxable income for the year ended September 30, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of September 30, 2022, $6.2 million of the $7.9 million deferred tax assets would not more likely than not be realized in future periods. As of September 30, 2022, the Company recorded a net deferred tax asset of $1.7 million on the Consolidated Statements of Assets and Liabilities.
For the year ended September 30, 2022, the Company recognized a provision for income tax related to net investment income of $3.3 million, which was all current income tax expense. For the year ended September 30, 2022, the Company also recognized a total provision for income tax related to realized and unrealized gains (losses) of $0.3 million, which was composed of (i) a current income tax expense of approximately $1.3 million, and (ii) a deferred income tax benefit of approximately $1.0 million, which resulted from unrealized depreciation of investments held by the Company's wholly-owned taxable subsidiaries.

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
As of September 30, 2022, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$(43,624)
Net realized capital losses	473,274
Unrealized losses, net	153,119
Accumulated overdistributed earnings	$582,769
The aggregate cost of investments for U.S. federal income tax purposes was $2,654.3 million as of September 30, 2022. As of September 30, 2022, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $466.9 million. As of September 30, 2022, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $620.0 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $153.1 million.

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
During the year ended September 30, 2022, the Company recorded an aggregate net realized gain of $17.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$13.7
OmniSYS Acquisition Corporation	2.2
First Star Speir Aviation Limited	1.9
TigerConnect Inc.	1.8
WP CPP Holdings, LLC	(1.7)
Other, net	(0.7)
Total, net	$17.2

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
During the years ended September 30, 2022, 2021 and 2020, the Company recorded net unrealized appreciation (depreciation) of $(136.2) million, $114.5 million and $(20.6) million, respectively. For the year ended September 30, 2022, this consisted of $94.1 million of net unrealized depreciation on debt investments, $35.4 million of net unrealized depreciation on equity investments and $11.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $4.9 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2021, this consisted of $70.0 million of net unrealized appreciation on debt investments, $36.3 million of net unrealized appreciation on equity investments, $6.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.7 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2020, this consisted of $35.3 million of net unrealized depreciation on equity investments, $12.0 million of net unrealized depreciation on debt investments and $0.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $26.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
For the year ended September 30, 2021, there were $22.8 million of net realized and unrealized gains (losses) that resulted solely from accounting adjustments related to the OCSI Merger.

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
Note 10. Related Party Transactions

As of September 30, 2022 and September 30, 2021, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $15.9 million and $32.6 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The investment advisory agreement with Oaktree was subsequently amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM.
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
Base Management Fee

Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. Effective May 3, 2019, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the SEC with respect to debentures issued by a small business investment company subsidiary. In connection with the OCSI Merger, the Company and Oaktree entered into an amended and restated investment advisory agreement, which among other items, waived an aggregate of $6 million of base management fees otherwise payable to Oaktree in the two years following the closing of the OCSI Merger on March 19, 2021 at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter).
For the years ended September 30, 2022, 2021 and 2020, the base management fee incurred under the Investment Advisory Agreement was $36.6 million (net of waiver), $30.7 million (net of waiver) and $22.9 million, respectively.
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID debt, instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income.

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

For the years ended September 30, 2022, 2021 and 2020, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $26.6 million, $21.6 million and $15.2 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee and (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of September 30, 2022, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the year ended September 30, 2022, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement. For the year ended September 30, 2021, the Company incurred $8.8 million of capital gains incentive fees under the Investment Advisory Agreement. For the year ended September 30, 2020, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the year ended September 30, 2022, $8.8 million of accrued capital gains incentive fees were reversed. For the year ended September 30, 2021, $17.6 million of accrued capital gains incentive fees were expensed. For the year ended September 30, 2020, the Company reversed $5.6 million of previously accrued capital gains incentive fees. As of September 30, 2022, the total accrued capital gains incentive fee liability was zero.
To ensure compliance with Section 15(f) of the Investment Company Act, OCM entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which OCM waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to Fifth Street Management LLC (the "Former Adviser") in the aggregate under the investment advisory agreement by and between the Company and the Former Advisor. Prior to the end of the two-year period, amounts potentially subject to waiver under the two-year contractual fee waiver were accrued quarterly based on a theoretical “liquidation basis.” During the year ended September 30, 2020, the Company reversed $5.2 million of previously accrued fee waivers since the two-year fee waiver period ended.
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
For the years ended September 30, 2022, 2021 and 2020, the Company accrued administrative expenses of $1.5 million, $1.7 million and $1.8 million, respectively, including $0.3 million, $0.2 million and $0.3 million of general and administrative expenses, respectively.
As of September 30, 2022 and September 30, 2021, $3.2 million and $4.4 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018 (1)
Net asset value per share at beginning of period	$7.28	$6.49	$6.60	$6.09	$6.16
Net investment income (2)	0.82	0.60	0.51	0.48	0.43
Net unrealized appreciation (depreciation) (2)(5)	(0.75)	0.73	(0.14)	0.27	0.73
Net realized gains (losses) (2)	0.09	0.16	(0.10)	0.14	(0.83)
(Provision) benefit for taxes on realized and unrealized gains (losses) (2)	—	—	0.01	—	—
Distributions of net investment income to stockholders	(0.65)	(0.51)	(0.39)	(0.38)	(0.27)
Tax return of capital	—	—	—	—	(0.13)
Issuance of common stock	—	(0.19)	—	—	—
Net asset value per share at end of period	$6.79	$7.28	$6.49	$6.60	$6.09
Per share market value at beginning of period	$7.06	$4.84	$5.18	$4.96	$5.47
Per share market value at end of period	$6.00	$7.06	$4.84	$5.18	$4.96
Total return (3)	(6.71)%	57.61%	2.10%	12.56%	(1.49)%
Common shares outstanding at beginning of period	180,361	140,961	140,961	140,961	140,961
Common shares outstanding at end of period	183,374	180,361	140,961	140,961	140,961
Net assets at beginning of period	$1,312,823	$914,879	$930,630	$858,035	$867,657
Net assets at end of period	$1,245,563	$1,312,823	$914,879	$930,630	$858,035
Average net assets (4)	$1,308,518	$1,150,662	$871,305	$909,264	$841,583
Ratio of net investment income to average net assets (4)	11.36%	8.44%	8.26%	7.47%	7.13%
Ratio of total expenses to average net assets (4)	8.68%	9.65%	7.57%	9.65%	9.51%
Ratio of net expenses to average net assets (4)	8.45%	9.51%	8.16%	8.78%	9.35%
Ratio of portfolio turnover to average investments at fair value	26.99%	39.66%	38.99%	32.50%	67.66%
Weighted average outstanding debt (6)	$1,361,151	$964,390	$647,080	$573,891	$608,553
Average debt per share (2)	$7.47	$5.95	$4.59	$4.07	$4.32
Asset coverage ratio at end of period (7)	188.64%	201.68%	227.22%	294.91%	232.98%
 __________

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree or its affiliates. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OCSI Merger.
(6)	Calculated based upon the weighted average of principal debt outstanding for the period.
(7)	Based on outstanding senior securities of $1,350.0 million, $1,280.0 million, $714.8 million, $476.1 million and $643.4 million as of September 30, 2022, 2021, 2020, 2019 and 2018, respectively.

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

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
Syndicated Facility and Prior ING Facility
Fiscal 2013	$168,000	3,949	—	N/A
Fiscal 2014	267,395	2,595	—	N/A
Fiscal 2015	383,495	2,389	—	N/A
Fiscal 2016	472,495	2,208	—	N/A
Fiscal 2017	226,495	2,274	—	N/A
Fiscal 2018	241,000	2,330	—	N/A
Fiscal 2019	314,825	2,949	—	N/A
Fiscal 2020	414,825	2,272	—	N/A
Fiscal 2021	495,000	2,017	—	N/A
Fiscal 2022	540,000	1,886	—	N/A

Citibank Facility
Fiscal 2021	$135,000	2,017	—	N/A
Fiscal 2022	160,000	1,886	—	N/A

Wells Fargo Facility
Fiscal 2013	$20,000	3,949	—	N/A

Sumitomo Facility
Fiscal 2013	$—	3,949	—	N/A
Fiscal 2014	50,000	2,595	—	N/A
Fiscal 2015	43,800	2,389	—	N/A
Fiscal 2016	43,800	2,208	—	N/A
Fiscal 2017	29,500	2,274	—	N/A

Convertible Notes
Fiscal 2013	$115,000	3,949	—	N/A
Fiscal 2014	115,000	2,595	—	N/A
Fiscal 2015	115,000	2,389	—	N/A

Secured Borrowings
Fiscal 2014	$84,750	2,595	—	N/A
Fiscal 2015	21,787	2,389	—	N/A
Fiscal 2016	18,929	2,208	—	N/A
Fiscal 2017	13,489	2,274	—	N/A
Fiscal 2018	12,314	2,330	—	N/A

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
2019 Notes
Fiscal 2014	$250,000	2,595	—	N/A
Fiscal 2015	250,000	2,389	—	N/A
Fiscal 2016	250,000	2,208	—	N/A
Fiscal 2017	250,000	2,274	—	N/A
Fiscal 2018	228,825	2,330	—	N/A

2024 Notes
Fiscal 2013	$75,000	3,949	—	979.45
Fiscal 2014	75,000	2,595	—	966.96
Fiscal 2015	75,000	2,389	—	991.94
Fiscal 2016	75,000	2,208	—	993.70
Fiscal 2017	75,000	2,274	—	1,006.74
Fiscal 2018	75,000	2,330	—	1,010.72
Fiscal 2019	75,000	2,949	—	1,012.76

2025 Notes
Fiscal 2020	$300,000	2,272	—	N/A
Fiscal 2021	300,000	2,017	—	N/A
Fiscal 2022	300,000	1,886	—	N/A

2027 Notes
Fiscal 2021	$350,000	2,017	—	N/A
Fiscal 2022	350,000	1,886	—	N/A

2028 Notes
Fiscal 2013	$86,250	3,949	—	957.21
Fiscal 2014	86,250	2,595	—	943.73
Fiscal 2015	86,250	2,389	—	988.06
Fiscal 2016	86,250	2,208	—	999.29
Fiscal 2017	86,250	2,274	—	1,007.51
Fiscal 2018	86,250	2,330	—	994.82
Fiscal 2019	86,250	2,949	—	993.33

Total Senior Securities
Fiscal 2013	$464,250	3,949	—
Fiscal 2014	928,395	2,595	—
Fiscal 2015	975,332	2,389	—
Fiscal 2016	946,474	2,208	—
Fiscal 2017	680,734	2,274	—
Fiscal 2018	643,389	2,330	—
Fiscal 2019	476,075	2,949	—
Fiscal 2020	714,825	2,272	—
Fiscal 2021	1,280,000	2,017	—
Fiscal 2022	1,350,000	1,886	—

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2022, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
In connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of September 30, 2022, the Company paid $45.5 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$43,179	€41,444	11/10/2022	$2,466	$—	Derivative asset
Foreign currency forward contract	$45,692	£37,033	11/10/2022	$4,323	$—	Derivative asset
				$6,789	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$52,186	£37,709	11/12/2021	$1,339	$—	Derivative asset
Foreign currency forward contract	$46,663	€39,736	11/12/2021	$573	$—	Derivative asset
				$1,912	$—
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2022.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$41,969	Derivative liability
			$—	$41,969
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2021.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$2,108	Derivative liability
			$—	$2,108

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2022, the Company's only off-balance sheet arrangements

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of its portfolio companies and $49.0 million to provide financing to the JVs. As of September 30, 2021, the Company's only off-balance sheet arrangements consisted of $264.9 million of unfunded commitments, which was comprised of $212.4 million to provide debt and equity financing to certain of its portfolio companies, $49.0 million to provide financing to the JVs and $3.5 million related to unfunded limited partnership interests. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of September 30, 2022 and September 30, 2021 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2022	September 30, 2021
Senior Loan Fund JV I, LLC	$35,000	$35,000
Delta Leasing SPV II LLC	27,187	—
Fairbridge Strategic Capital Funding LLC	22,150	—
OCSI Glick JV LLC	13,998	13,998
BioXcel Therapeutics, Inc.	11,785	—
Dominion Diagnostics, LLC	11,148	11,148
BAART Programs, Inc.	8,645	3,583
iCIMs, Inc.	6,930	—
Marinus Pharmaceuticals, Inc.	5,734	18,349
MRI Software LLC	5,196	2,699
Establishment Labs Holdings Inc.	5,075	—
RumbleOn, Inc.	4,822	16,301
Accupac, Inc.	4,605	3,267
Ardonagh Midco 3 PLC	4,372	14,892
Grove Hotel Parcel Owner, LLC	4,293	—
Innocoll Pharmaceuticals Limited	4,195	—
Mindbody, Inc.	4,000	4,000
OTG Management, LLC	3,789	3,789
Mesoblast, Inc.	3,553	—
Pluralsight, LLC	3,532	3,532
Dialyze Holdings, LLC	3,431	3,431
ADC Therapeutics SA	3,020	—
Thrasio, LLC	2,578	2,578
PRGX Global, Inc.	2,518	2,518
Spanx, LLC	2,226	—
Relativity ODA LLC	2,218	2,218
Assembled Brands Capital LLC	2,008	24,868
Tahoe Bidco B.V.	1,741	—
Kings Buyer, LLC	1,537	—
PFNY Holdings, LLC	1,527	—
MHE Intermediate Holdings, LLC	1,429	3,466
Berner Food & Beverage, LLC	1,392	2,475
Apptio, Inc.	1,338	1,338
Coyote Buyer, LLC	1,333	1,333
Acquia Inc.	1,326	2,061
Liquid Environmental Solutions Corporation	1,115	—
CorEvitas, LLC	915	3,235
Digital.AI Software Holdings, Inc.	826	898
Telestream Holdings Corporation	528	1,266
109 Montgomery Owner LLC	477	937
LSL Holdco, LLC	427	—
GKD Index Partners, LLC	320	320
Athenex, Inc.	—	21,072
Gulf Operating, LLC	—	10,064
Coty Inc.	—	9,886
Latam Airlines Group S.A.	—	7,267
Sunland Asphalt & Construction, LLC	—	6,492
NeuAG, LLC	—	5,441
Olaplex, Inc.	—	4,806
Pingora MSR Opportunity Fund I-A, LP	—	3,500
SIO2 Medical Products, Inc.	—	3,406
SumUp Holdings Luxembourg S.À.R.L.	—	3,350
4 Over International, LLC	—	2,300
The Avery	—	1,850
Ministry Brands, LLC	—	1,100
Thermacell Repellents, Inc.	—	833
CircusTrix Holdings, LLC	—	37
Total	$224,239	$264,904

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Merger with OSI 2
Merger Agreement

On September 14, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oaktree Strategic Income II, Inc., a Delaware corporation (“OSI2”), Project Superior Merger Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, Oaktree. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OSI2, with OSI2 continuing as the surviving company and as the Company’s wholly-owned subsidiary (the “Merger”), and, immediately thereafter, OSI2 will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”). Both the Company’s Board of Directors and the Board of Directors of OSI2, in each case, on the recommendation of a special committee comprised solely of certain independent directors of the Company or OSI2, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of OSI2 (the “OSI2 Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.

As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of the Company and OSI2 will deliver to the other a calculation of its net asset value as of such date (such calculation with respect to OSI2, the “Closing OSI2 Net Asset Value” and such calculation with respect to the Company, the “Closing OCSL Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the “OSI2 Per Share NAV”, which will be equal to (i) the Closing OSI2 Net Asset Value divided by (ii) the number of shares of OSI2 Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of the Company’s common stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OSI2 Per Share NAV divided by (ii) the OCSL Per Share NAV.

The Company and OSI2 will update and redeliver the Closing OCSL Net Asset Value or the Closing OSI2 Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.

The Merger Agreement contains customary representations and warranties by each of the Company, OSI2 and Oaktree. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of the Company’s and OSI2’s businesses during the period prior to the closing of the Mergers.

Consummation of the Mergers, which is currently anticipated to occur during the second fiscal quarter of 2023, is subject to certain closing conditions, including requisite approvals of the Company’s and OSI2’s stockholders and certain other closing conditions.

The Merger Agreement also contains certain termination rights in favor of the Company and OSI2, including if the Mergers are not completed on or before June 30, 2023 or if the requisite approvals of the Company’s or OSI2’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OSI2 may be required to pay the Company a termination fee of approximately $9.8 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring the Company may be required to pay OSI2 a termination fee of approximately $37.9 million.

Management Fee Waiver

In connection with entry into the Merger Agreement, Oaktree has agreed to waive $9.0 million of base management fees payable to it under the Investment Advisory Agreement as follows: $6.0 million at a rate of $1.5 million per quarter (with such amount appropriately prorated for any partial quarter) in the first year following closing of the Mergers and $3.0 million at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter) in the second year following closing of the Mergers.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2022, except as discussed below.
Distribution Declaration
On November 10, 2022, the Company’s Board of Directors declared a quarterly distribution of $0.18 per share, payable in cash on December 30, 2022 to stockholders of record on December 15, 2022. On November 10, 2022, the Company’s Board of Directors also declared a special distribution of $0.14 per share payable on December 30, 2022 to stockholders of record on December 15, 2022.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2021	Gross Additions (3)	Gross Reductions (4)	Fair Value as of September 30, 2022	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.2%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	8.68%		$14,333	—	1,367	27,381	—	(13,048)	14,333	1.2%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	57	—	—	—	—	—%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	3,308	18,065	—	(13,119)	4,946	0.4%
First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			—	7,500	—	7,500	—	(7,500)	—	—%
100% equity interest				(5,632)	158	698	—	(698)	—	—%
OCSI Glick JV LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	6.30%		59,662	—	4,667	55,582	1,538	(6,837)	50,283	4.0%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.80%		96,250	—	8,001	96,250	—	—	96,250	7.7%
87.5% LLC equity interest				—	2,901	37,651	—	(16,936)	20,715	1.7%
Total Control Investments			$170,245	$1,868	$20,459	$270,765	$1,538	$(58,138)	$214,165	17.2%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	10.42%		$24,490	$—	$1,764	$15,712	$14,996	$(6,483)	$24,225	1.9%
1,609,201 Class A Units				—	—	587	—	(217)	370	—%
1,019,168.80 Preferred Units, 6%				—	—	1,152	71	—	1,223	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	838	—	(460)	378	—%
Total Affiliate Investments			$24,490	$—	$1,764	$18,289	$15,067	$(7,160)	$26,196	2.1%
Total Control & Affiliate Investments			$194,735	$1,868	$22,223	$289,054	$16,605	$(65,298)	$240,361	19.3%

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

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2020	Gross Additions (3)	Gross Reductions (4)	Fair Value as of September 30, 2021	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.1%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	6.00%		$27,381	—	1,726	27,660	—	(279)	27,381	2.1%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	275	5,260	2,439	(7,699)	—	—%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	2,795	7,667	10,398	—	18,065	1.4%

First Star Speir Aviation Limited (5)		Airlines
First Lien Term Loan, 9.00% cash due 12/15/2025			7,500	—	—	11,510	—	(4,010)	7,500	0.6%
100% equity interest				—	763	1,622	1,244	(2,168)	698	0.1%
New IPT, Inc.		Oil & Gas Equipment & Services
First Lien Term Loan, LIBOR+5.00% cash due 3/17/2021			—	—	42	1,800	504	(2,304)	—	—%
First Lien Revolver, LIBOR+5.00% cash due 3/17/2021			—	—	17	788	221	(1,009)	—	—%
50.087 Class A Common Units in New IPT Holdings, LLC				—	—	—	—	—	—	—%
OCSI Glick JV LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	4.60%		61,709	—	2,401	—	56,693	(1,111)	55,582	4.2%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	8.00%		96,250	—	7,388	96,250	—	—	96,250	7.3%
87.5% LLC equity interest				—	903	21,190	16,461	—	37,651	2.9%
Total Control Investments			$192,840	$—	$16,310	$201,385	$87,960	$(18,580)	$270,765	20.6%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$15,899	$—	$736	$4,194	$12,435	$(917)	$15,712	1.2%
1,609,201 Class A Units				—	—	483	104	—	587	—%
1,019,168.80 Preferred Units, 6%				—	—	1,091	61	—	1,152	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	741	97	—	838	0.1%
Total Affiliate Investments			$15,899	$—	$736	$6,509	$12,697	$(917)	$18,289	1.4%
Total Control & Affiliate Investments			$208,739	$—	$17,046	$207,894	$100,657	$(19,497)	$289,054	22.0%

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2022.

The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III — OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	164

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1^	Agreement and Plan of Merger among Oaktree Strategic Income II, Inc., the Registrant, Merger Sub, Inc. and Oaktree Fund Advisors LLC (for the limited purposes set forth therein), dated as of October 28, 2020 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on September 15, 2022).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2*	Description of Securities

4.3	Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.4	Fourth Supplemental Indenture, dated as of October 17, 2017, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.5	Fifth Supplemental Indenture, dated as of February 25, 2020, relating to the 3.500% Notes due 2025, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 25, 2020).

4.6	Form of 3.500% Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto).

4.7	Sixth Supplemental Indenture, dated as of May 18, 2021, relating to the 2.700% Notes due 2027, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K (File No. 814-00755) filed on May 18, 2021).

4.8	Form of 2.700% Notes due 2027 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.7 hereto).

10.1	Amended and Restated Investment Advisory Agreement, dated as of March 19, 2021, between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.2	Administration Agreement, dated as of September 30, 2019 between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 2, 2019).

10.3	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on February 26, 2019).

10.6	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 13, 2019, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 17, 2019).

10.7	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

10.8	Incremental Commitment and Assumption Agreement, dated as of October 28, 2020, made by the Registrant, as Borrower, the assuming lender party hereto, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

10.9	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 10, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 14, 2020).

10.10	Incremental Commitment Agreement, dated as of December 28, 2020, made by the Registrant, as Borrower, MUFG Union Bank, N.A., as increasing lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 29, 2020).

10.11	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 1 to Amended and Restated Guarantee, Pledge and Security Agreement, dated May 4, 2021, among the Company, as borrower, OCSL SRNE, LLC, as subsidiary guarantor, FSFC Holdings, Inc., as subsidiary guarantor, the lenders party thereto, and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on August 4, 2021).

10.12	Incremental Commitment Agreement, dated as of December 10, 2021, made by Oaktree Specialty Lending Corporation, as Borrower, BNP Paribas, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among Oaktree Specialty Lending Corporation, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 13, 2021).

10.13	Loan Sale Agreement by and between Registrant and OCSL Senior Funding II LLC (formerly FS Senior Funding II LLC), dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.14	Amended and Restated Loan and Security Agreement, dated as of January 31, 2018, by and among Registrant, OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.15	First Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of May 14, 2018 (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.16	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 18, 2018 (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.17	Third Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 17, 2018 (Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.18	Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 20, 2019 (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.19	Fifth Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of October 27, 2020 (Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on March 19, 2021).

10.20	Sixth Amendment to the Amended and Restated Loan and Security Agreement by and among the Company, as collateral manager, OCSL Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 2, 2021 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on July 9, 2021).

10.21	Seventh Amendment to the Amended and Restated Loan and Security Agreement by and among the Company, as collateral manager, OCSL Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of November 18, 2021 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on November 22, 2021).

10.22*	Letter Agreement, dated as of September 14, 2022, by and between the Company and Oaktree

14.1*	Joint Code of Ethics of the Registrant, Oaktree Strategic Income II, Inc. and Oaktree Strategic Credit Fund.

14.2	Code of Ethics of Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 29, 2017).

21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: FSFC Holdings, Inc. — Delaware OCSL Senior Funding II LLC— Delaware

23.1*	Consent of Registered Public Accounting Firm

24	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
^	Exhibits and schedules to Exhibit 2.1 have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: November 14, 2022
POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mathew Pendo and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 14, 2022

/s/ CHRISTOPHER MCKOWN Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 14, 2022

/s/ JOHN B. FRANK John B. Frank	Director	November 14, 2022

/s/ PHYLLIS R. CALDWELL Phyllis R. Caldwell	Director	November 14, 2022

/s/ DEBORAH A. GERO Deborah A. Gero	Director	November 14, 2022

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 14, 2022

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 14, 2022