Form 10-Q
period 2022-12-31
Oaktree Specialty Lending Corp
filed 2023-02-07
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☑
The registrant had 77,079,805 shares of common stock outstanding as of February 6, 2023.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2022 (unaudited)	September 30, 2022
ASSETS
Investments at fair value:
Control investments (cost December 31, 2022: $281,911; cost September 30, 2022: $260,305)	$232,462	$214,165
Affiliate investments (cost December 31, 2022: $24,327; cost September 30, 2022: $27,353)	23,173	26,196
Non-control/Non-affiliate investments (cost December 31, 2022: $2,471,776; cost September 30, 2022: $2,330,096)	2,387,235	2,253,750
Total investments at fair value (cost December 31, 2022: $2,778,014; cost September 30, 2022: $2,617,754)	2,642,870	2,494,111
Cash and cash equivalents	17,382	23,528
Restricted cash	1,863	2,836
Interest, dividends and fees receivable	37,802	35,598
Due from portfolio companies	6,181	22,495
Receivables from unsettled transactions	8,657	4,692
Due from broker	39,760	45,530
Deferred financing costs	6,781	7,350
Deferred offering costs	32	32
Deferred tax asset, net	1,722	1,687
Derivative assets at fair value	—	6,789
Other assets	4,210	1,665
Total assets	$2,767,260	$2,646,313
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,035	$3,701
Base management fee and incentive fee payable	16,871	15,940
Due to affiliate	3,260	3,180
Interest payable	13,368	7,936
Payables from unsettled transactions	20,974	26,981
Derivative liability at fair value	44,139	41,969
Credit facilities payable	860,000	700,000
Unsecured notes payable (net of $4,650 and $5,020 of unamortized financing costs as of December 31, 2022 and September 30, 2022, respectively)	603,624	601,043
Total liabilities	1,565,271	1,400,750
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 61,220 and 61,125 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively (1)	612	611
Additional paid-in-capital	1,829,653	1,827,721
Accumulated overdistributed earnings	(628,276)	(582,769)
Total net assets (equivalent to $19.63 and $20.38 per common share as of December 31, 2022 and September 30, 2022, respectively) (Note 11) (1)	1,201,989	1,245,563
Total liabilities and net assets	$2,767,260	$2,646,313
 __________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The issued and outstanding shares and net asset value per share reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021
Interest income:
Control investments	$4,567	$3,480
Affiliate investments	641	334
Non-control/Non-affiliate investments	64,298	51,635
Interest on cash and cash equivalents	472	1
Total interest income	69,978	55,450
PIK interest income:
Non-control/Non-affiliate investments	6,130	4,663
Total PIK interest income	6,130	4,663
Fee income:
Control investments	13	13
Affiliate investments	5	5
Non-control/Non-affiliate investments	2,003	894
Total fee income	2,021	912
Dividend income:
Control investments	1,050	3,916
Total dividend income	1,050	3,916
Total investment income	79,179	64,941
Expenses:
Base management fee	9,917	9,952
Part I incentive fee	7,703	6,457
Part II incentive fee	—	1,751
Professional fees	1,500	1,322
Directors fees	160	123
Interest expense	20,719	9,400
Administrator expense	298	390
General and administrative expenses	746	693
Total expenses	41,043	30,088
Fees waived	(750)	(750)
Net expenses	40,293	29,338
Net investment income before taxes	38,886	35,603
(Provision) benefit for taxes on net investment income	—	(3,308)
Excise tax	(78)	—
Net investment income	38,808	32,295
Unrealized appreciation (depreciation):
Control investments	(3,309)	(667)
Affiliate investments	3	(251)
Non-control/Non-affiliate investments	(8,675)	(2,831)
Foreign currency forward contracts	(11,001)	(837)
Net unrealized appreciation (depreciation)	(22,982)	(4,586)
Realized gains (losses):
Control investments	—	1,868
Non-control/Non-affiliate investments	(7,651)	4,481
Foreign currency forward contracts	4,448	2,972
Net realized gains (losses)	(3,203)	9,321
(Provision) benefit for taxes on realized and unrealized gains (losses)	549	2,378
Net realized and unrealized gains (losses), net of taxes	(25,636)	7,113
Net increase (decrease) in net assets resulting from operations	$13,172	$39,408
Net investment income per common share — basic and diluted (1)	$0.63	$0.54
Earnings (loss) per common share — basic and diluted (Note 5) (1)	$0.22	$0.66
Weighted average common shares outstanding — basic and diluted (1)	61,142	60,127
__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021
Operations:
Net investment income	$38,808	$32,295
Net unrealized appreciation (depreciation)	(22,982)	(4,586)
Net realized gains (losses)	(3,203)	9,321
(Provision) benefit for taxes on realized and unrealized gains (losses)	549	2,378
Net increase (decrease) in net assets resulting from operations	13,172	39,408
Stockholder transactions:
Distributions to stockholders	(58,679)	(27,956)
Net increase (decrease) in net assets from stockholder transactions	(58,679)	(27,956)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,933	786
Net increase (decrease) in net assets from capital share transactions	1,933	786
Total increase (decrease) in net assets	(43,574)	12,238
Net assets at beginning of period	1,245,563	1,312,823
Net assets at end of period	$1,201,989	$1,325,061
Net asset value per common share	$19.63	$22.03
Common shares outstanding at end of period	61,220	60,156

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$13,172	$39,408
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	22,982	4,586
Net realized (gains) losses	3,203	(9,321)
PIK interest income	(6,130)	(4,663)
Accretion of original issue discount on investments	(5,127)	(7,076)
Accretion of original issue discount on unsecured notes payable	170	170
Amortization of deferred financing costs	828	924
Deferred taxes	(35)	(959)
Purchases of investments	(261,404)	(246,623)
Proceeds from the sales and repayments of investments	108,831	235,020
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(1,842)	1,796
(Increase) decrease in due from portfolio companies	16,314	(803)
(Increase) decrease in receivables from unsettled transactions	(3,966)	(17,673)
(Increase) decrease in due from broker	5,770	(1,810)
(Increase) decrease in other assets	(2,546)	(564)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(554)	3,145
Increase (decrease) in base management fee and incentive fee payable	931	(6,459)
Increase (decrease) in due to affiliate	80	(854)
Increase (decrease) in interest payable	5,432	2,101
Increase (decrease) in payables from unsettled transactions	(6,007)	32,717
Increase (decrease) in director fees payable	—	123
Net cash provided by (used in) operating activities	(109,898)	23,185
Financing activities:
Distributions paid in cash	(56,746)	(27,170)
Borrowings under credit facilities	202,000	70,000
Repayments of borrowings under credit facilities	(42,000)	(50,000)
Deferred financing costs paid	—	(334)
Net cash provided by (used in) financing activities	103,254	(7,504)
Effect of exchange rate changes on foreign currency	(475)	(1,259)
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,119)	14,422
Cash and cash equivalents and restricted cash, beginning of period	26,364	31,635
Cash and cash equivalents and restricted cash, end of period	$19,245	$46,057
Supplemental information:
Cash paid for interest	$14,289	$6,205
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,933	$786
Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2022	September 30, 2022
Cash and cash equivalents	$17,382	$23,528
Restricted cash	1,863	2,836
Total cash and cash equivalents and restricted cash	$19,245	$26,364

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)(9)
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	(15)
34,984,460.37 Preferred Units				34,984	27,638	(15)
				34,984	27,638
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	9.73%		$14,297	14,297	14,297	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	—	(6)(15)(19)
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				15,222	4,227	(15)
				29,519	18,524
OCSI Glick JV LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	7.67%		59,049	49,961	49,536	(6)(11)(15)(19)
87.5% equity interest				—	—	(11)(16)(19)
				49,961	49,536
Senior Loan Fund JV I, LLC		Multi-Sector Holdings				(14)
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	10.17%		112,656	112,656	112,656	(6)(11)(15)(19)
87.5% LLC equity interest				54,791	24,108	(11)(12)(16)(19)
				167,447	136,764
Total Control Investments (19.3% of net assets)				$281,911	$232,462

Affiliate Investments						(17)
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	11.48%		$21,464	$21,464	$21,252	(6)(15)(19)
1,609,201 Class A Units				764	354	(15)
1,019,168.80 Preferred Units, 6%				1,019	1,243	(15)
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(15)
				23,247	22,849
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%				1,080	324	(15)
				1,080	324
Total Affiliate Investments (1.9% of net assets)				$24,327	$23,173

Non-Control/Non-Affiliate Investments						(18)
107 Fair Street LLC		Real Estate Development
First Lien Delayed Draw Term Loan, 12.50% cash due 5/17/2024			$1,174	$1,111	$1,108	(10)(15)(19)
				1,111	1,108
112-126 Van Houten Real22 LLC		Real Estate Development
First Lien Delayed Draw Term Loan, 12.00% cash due 5/4/2024			3,239	3,167	3,159	(10)(15)(19)
				3,167	3,159
A.T. Holdings II Ltd.		Biotechnology
First Lien Revenue Interest Financing Term Loan 14.25% cash due 9/13/2029			15,939	15,939	15,939	(11)(15)
				15,939	15,939
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 12.50% PIK due 1/20/2023			15,643	15,640	15,722	(11)(15)
				15,640	15,722
Access CIG, LLC		Diversified Support Services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	11.82%		20,000	19,932	17,800	(6)(15)
				19,932	17,800

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Accupac, Inc.		Personal Products
First Lien Term Loan, SOFR+5.50% cash due 1/16/2026	10.16%		$15,935	$15,668	$15,903	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+5.50% cash due 1/16/2026			—	—	(6)	(6)(15)(19)
First Lien Revolver, SOFR+5.50% cash due 1/16/2026	10.17%		908	874	904	(6)(15)(19)
				16,542	16,801
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	10.74%		27,349	27,064	27,240	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	12.18%		1,317	1,296	1,308	(6)(15)(19)
				28,360	28,548
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, SOFR+6.25% cash due 12/18/2025	11.34%		14,505	14,079	14,254	(6)(15)
				14,079	14,254
ADC Therapeutics SA		Biotechnology
First Lien Term Loan, SOFR+7.50% cash due 8/15/2029	12.23%		6,589	6,269	6,274	(6)(11)(15)
First Lien Delayed Draw Term Loan, SOFR+7.50% cash due 8/15/2029			—	(38)	(35)	(6)(11)(15)(19)
28,948 Common Stock Warrants (exercise price $8.297) expiration 8/15/2032				174	50	(11)(15)
				6,405	6,289
Aden & Anais Merger Sub, Inc.		Apparel, Accessories & Luxury Goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—	(15)
				5,165	—
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	9.15%		€24,838	27,775	24,255	(6)(11)(15)
				27,775	24,255
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	12.17%		$14,414	14,163	13,960	(6)(15)
14,410 Common Units in RD Holding LP				1,352	1,528	(15)
				15,515	15,488
AirStrip Technologies, Inc.		Application Software
5,715 Common Stock Warrants (exercise price $139.99) expiration date 5/11/2025				90	—	(15)
				90	—
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+1.00% cash 7.50% PIK due 12/29/2023	5.73%		23,562	22,547	22,354	(6)(15)
				22,547	22,354
Altice France S.A.		Integrated Telecommunication Services
Fixed Rate Bond, 5.50% cash due 10/15/2029			4,050	3,533	3,095	(11)
				3,533	3,095
Alto Pharmacy Holdings, Inc.		Health Care Technology
First Lien Term Loan, SOFR+8.00% cash 3.50% PIK due 10/14/2027	12.68%		8,640	7,904	7,930	(6)(15)
166,414 Common Stock Warrants (exercise price $15.46) expiration date 10/14/2032				642	629	(15)
				8,546	8,559
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, SOFR+7.50% cash due 6/30/2025	12.23%		12,968	12,711	12,903	(6)(15)
				12,711	12,903

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Alvotech Holdings S.A.		Biotechnology				(13)
Tranche A Fixed Rate Bond 8.50% cash 3.50% PIK due 11/16/2026			$26,179	$25,798	$25,684	(11)(15)
Tranche B Fixed Rate Bond 8.50% cash 3.50% PIK due 11/16/2026			25,612	25,264	25,128	(11)(15)
587,930 Common Shares in Alvotech SA				5,308	5,879	(11)
124,780 Seller Earn Out Shares in Alvotech SA				485	418	(11)(15)
293,082 $10.00 Put Options on Common Shares in Alvotech SA				—	580	(11)(15)
408,508 Common Stock Warrants (exercise price $0.01) expiration 12/31/2027				—	4,081	(11)(15)
				56,855	61,770
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	13.33%		14,760	14,503	11,439	(6)(15)
				14,503	11,439
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	10.61%		9,870	9,747	9,081	(6)
				9,747	9,081
AMMC CLO 27		Multi-Sector Holdings
Class E Notes, SOFR+8.89% cash due 1/20/2036	13.49%		2,275	2,037	2,087	(6)(11)
				2,037	2,087
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	8.98%		15,181	14,014	14,637	(6)(11)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 11/26/2027	12.73%		12,500	12,188	11,833	(6)(11)(15)
				26,202	26,470
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	8.48%		2,729	2,254	2,043	(6)
				2,254	2,043
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	12.36%		2,996	2,951	2,558	(6)(15)
				2,951	2,558
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	9.94%		34,458	33,818	33,769	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	9.94%		1,338	1,312	1,294	(6)(15)(19)
				35,130	35,063
APX Group Inc.		Electrical Components & Equipment
Fixed Rate Bond, 5.75% cash due 7/15/2029			2,075	1,742	1,721	(11)
				1,742	1,721
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.00% cash due 7/14/2026	8.00%		€1,964	2,176	2,103	(6)(11)(15)
First Lien Term Loan, SONIA+7.00% cash due 7/14/2026	10.43%		£18,636	23,058	22,485	(6)(11)(15)
First Lien Term Loan, LIBOR+5.75% cash due 7/14/2026	8.81%		$10,519	10,368	10,561	(6)(11)(15)
First Lien Term Loan, SONIA+5.75% cash due 7/14/2026	7.48%		£3,649	3,666	3,908	(6)(11)(15)
				39,268	39,057
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	9.63%		$2,493	2,353	1,928	(6)
				2,353	1,928
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	9.63%		5,640	5,489	5,006	(6)
				5,489	5,006
athenahealth Group Inc.		Health Care Technology
18,635 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				18,264	15,606	(15)
				18,264	15,606
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			12,556	12,191	12,036	(11)(15)
First Lien Revenue Interest Financing Term Loan due 5/31/2031			8,649	8,604	8,649	(11)(15)
328,149 Common Stock Warrants (exercise price $0.4955) expiration date 6/19/2027				973	7	(11)(15)
				21,768	20,692

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	10.32%		$22,368	$22,050	$21,274	(6)(11)(15)
				22,050	21,274
Avalara, Inc.		Application Software
First Lien Term Loan, SOFR+7.25% cash due 10/19/2028	11.83%		41,467	40,466	40,430	(6)(15)
First Lien Revolver, SOFR+7.25% cash due 10/19/2028			—	(100)	(104)	(6)(15)(19)
				40,366	40,326
The Avery		Real Estate Operating Companies
First Lien Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	11.69%		15,301	15,279	15,391	(6)(15)
Subordinated Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	17.24%		3,706	3,701	3,733	(6)(15)
				18,980	19,124
BAART Programs, Inc.		Health Care Services
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	9.73%		2,541	2,497	2,420	(6)(15)(19)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	13.23%		7,166	7,059	6,944	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	13.23%		5,197	5,042	4,854	(6)(15)(19)
				14,598	14,218
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+5.50% cash due 7/30/2027	9.91%		32,995	32,555	32,533	(6)(15)
First Lien Revolver, PRIME+4.50% cash due 7/30/2026	12.00%		897	859	857	(6)(15)(19)
				33,414	33,390
BioXcel Therapeutics, Inc.		Pharmaceuticals
First Lien Term Loan, 8.00% cash 2.25% PIK due 4/19/2027			5,383	5,184	5,028	(11)(15)
First Lien Delayed Draw Term Loan, 8.00% cash 2.25% PIK due 4/19/2027			—	—	—	(11)(15)(19)
First Lien Revenue Interest Financing Term Loan due 9/30/2032			2,432	2,432	2,432	(11)(15)
First Lien Revenue Interest Financing Delayed Draw Term Loan due 9/30/2032			—	—	—	(11)(15)(19)
21,177 Common Stock Warrants (exercise price $20.04) expiration date 4/19/2029				125	275	(11)(15)
				7,741	7,735
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	10.94%		30,625	30,300	26,391	(6)
				30,300	26,391
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			3,979	3,980	3,960	(15)
1,293,324 Preferred Units in Unstoppable Automotive AMV, LLC				1,293	1,267	(15)
298,460 Preferred Units in Unstoppable Automotive VMV, LLC				298	292	(15)
298,460 Common Units in Unstoppable Automotive AMV, LLC				298	379	(15)
				5,869	5,898
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	10.92%		14,332	13,700	13,178	(6)(15)
				13,700	13,178
CircusTrix Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash due 7/16/2023	9.57%		10,668	10,201	10,465	(6)(15)
				10,201	10,465
Clear Channel Outdoor Holdings Inc.		Advertising
Fixed Rate Bond, 7.50% cash due 6/1/2029			4,311	4,311	3,174	(11)
Fixed Rate Bond, 7.75% cash due 4/15/2028			676	649	494	(11)
				4,960	3,668

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Condor Merger Sub Inc.		Systems Software
Fixed Rate Bond, 7.375% cash due 2/15/2030			$8,420	$8,248	$6,785
				8,248	6,785
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	12.88%		19,992	19,286	17,893	(6)(15)
Common Stock Warrants expiration date 7/28/2025				648	220	(15)
				19,934	18,113
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	9.38%		11,882	11,684	6,963	(6)
				11,684	6,963
Conviva Inc.		Application Software
517,851 Shares of Series D Preferred Stock				605	894	(15)
				605	894
CorEvitas, LLC		Health Care Technology
First Lien Term Loan, SOFR+6.125% cash due 12/13/2025	10.55%		13,677	13,527	13,344	(6)(15)
First Lien Revolver, PRIME+4.75% cash due 12/13/2025	12.25%		305	289	261	(6)(15)(19)
1,099 Class A2 Common Units in CorEvitas Holdings, L.P.				690	2,340	(15)
				14,506	15,945
Covetrus, Inc.		Health Care Distributors
First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	9.58%		10,336	9,733	9,711	(6)
				9,733	9,711
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	10.41%		18,153	17,766	17,798	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(13)	(26)	(6)(15)(19)
				17,753	17,772
Cuppa Bidco BV		Soft Drinks
First Lien Term Loan, EURIBOR+4.75% cash due 7/30/2029	7.50%		€12,340	10,521	10,997	(6)(11)
				10,521	10,997
Delta Leasing SPV II LLC		Specialized Finance
Subordinated Delayed Draw Term Loan, 10.00% cash due 8/31/2029			$8,365	8,365	8,365	(11)(15)(19)
419 Series C Preferred Units in Delta Financial Holdings LLC				419	419	(11)(15)
2.09 Common Units in Delta Financial Holdings LLC				2	2	(11)(15)
31.37 Common Warrants (exercise price $1.00)				—	—	(11)(15)
				8,786	8,786
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	11.65%		6,680	6,647	5,319	(6)
				6,647	5,319
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+9.00% cash due 8/4/2026	13.73%		20,965	19,913	20,912	(6)(15)
Subordinated Term Loan, 8.00% PIK due 9/30/2027			520	520	494	(15)
5,403,823 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				1,405	1,297	(15)
				21,838	22,703
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 2/10/2027	11.09%		9,877	9,593	9,768	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027	11.59%		251	229	239	(6)(15)(19)
				9,822	10,007
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	9.38%		8,166	8,012	7,968	(6)
				8,012	7,968
Dryden 66 Euro CLO 2018		Multi-Sector Holdings
Class DR Notes, EURIBOR+3.35% cash due 1/18/2032	4.75%		€1,500	1,335	1,389	(6)(11)
				1,335	1,389

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
DTI Holdco, Inc.		Research & Consulting Services
First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	8.84%		$4,988	$4,897	$4,607	(6)
				4,897	4,607
Eagleview Technology Corporation		Application Software
Second Lien Term Loan, LIBOR+7.50% cash due 8/14/2026	12.23%		8,974	8,884	7,897	(6)(15)
				8,884	7,897
EOS Fitness Opco Holdings, LLC		Leisure Facilities
487.5 Class A Preferred Units, 12%				488	1,067	(15)
12,500 Class B Common Units				—	—	(15)
				488	1,067
Establishment Labs Holdings Inc.		Health Care Technology
First Lien Term Loan, 3.00% cash 6.00% PIK due 4/21/2027			10,576	10,441	10,100	(11)(15)
First Lien Delayed Draw Term Loan, 3.00% cash 6.00% PIK due 4/21/2027			1,694	1,667	1,694	(11)(15)(19)
				12,108	11,794
Fairbridge Strategic Capital Funding LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, 9.00% cash due 12/24/2028			31,000	31,000	31,000	(15)(19)
2,500 Warrant Units (exercise price $0.01) expiration date 11/24/2031				—	3	(11)(15)
				31,000	31,003
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	11.13%		25,061	24,685	19,273	(6)
				24,685	19,273
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			9,466	9,106	8,922	(11)(15)
331,200 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				405	26	(11)(15)
				9,511	8,948
Frontier Communications Holdings, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 6.00% cash due 1/15/2030			4,881	4,432	3,841	(11)
				4,432	3,841
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	11.73%		24,819	24,682	24,641	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	11.75%		1,280	1,272	1,268	(6)(15)(19)
				25,954	25,909
GoldenTree Loan Management EUR CLO 2		Multi-Sector Holdings
Class D Notes, EURIBOR+2.85% cash due 1/20/2032	4.31%		€1,000	865	899	(6)(11)
				865	899
Grove Hotel Parcel Owner, LLC		Hotels, Resorts & Cruise Lines
First Lien Term Loan, SOFR+8.00% cash due 6/21/2027	12.33%		$14,275	14,020	13,990	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+8.00% cash due 6/21/2027			—	(51)	(57)	(6)(15)(19)
First Lien Revolver, SOFR+8.00% cash due 6/21/2027			—	(26)	(29)	(6)(15)(19)
				13,943	13,904
Harbor Purchaser Inc.		Education Services
First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	9.67%		9,369	9,070	8,938	(6)
				9,070	8,938
Hayfin Emerald CLO XI		Multi-Sector Holdings
Class E Notes, EURIBOR+8.12% cash due 1/25/2036	10.11%		€2,250	2,041	2,079	(6)(11)
				2,041	2,079

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Horizon Aircraft Finance I		Specialized Finance
Class A Notes, 4.458% cash due 12/15/2038			$7,112	$5,697	$5,838	(6)(11)
				5,697	5,838
iCIMs, Inc.		Application Software
First Lien Term Loan, SOFR+3.375% cash 3.875% PIK due 8/18/2028	7.14%		19,203	18,888	18,420	(6)(15)
First Lien Term Loan, SOFR+7.25% cash due 8/18/2028	11.52%		2,944	2,895	2,885	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+6.75% cash due 8/18/2028			—	—	—	(6)(15)(19)
First Lien Revolver, SOFR+6.75% cash due 8/18/2028			—	(30)	(75)	(6)(15)(19)
				21,753	21,230
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	10.48%		8,547	8,395	8,635	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	12.73%		22,819	22,401	23,275	(6)(15)
				30,796	31,910
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			13,482	13,482	13,428	(15)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	13.20%		12,161	11,956	11,876	(6)(15)
				25,438	25,304
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			6,817	6,569	6,336	(11)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(11)(15)(19)
56,999 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				135	662	(11)(15)
				6,704	6,998
Integral Development Corporation		Other Diversified Financial Services
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—	(15)
				113	—
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, SOFR+5.00% cash due 3/29/2024	9.84%		18,612	18,536	18,054	(6)(15)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	13.23%		13,674	13,535	13,195	(6)(15)
				32,071	31,249
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	10.48%		35,156	34,394	30,059	(6)(15)
				34,394	30,059
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	9.44%		34,357	33,660	32,553	(6)(15)
				33,660	32,553
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	12.01%		10,247	10,196	5,994	(6)
				10,196	5,994
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	11.88%		35,912	34,918	36,176	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 6/18/2027	12.38%		528	480	483	(6)
				35,398	36,659
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	11.23%		13,589	13,453	13,153	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	11.75%		659	640	599	(6)(15)(19)
				14,093	13,752

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Latam Airlines Group S.A.		Airlines
First Lien Term Loan, SOFR+9.50% cash due 11/3/2027	13.99%		$26,205	$24,034	$25,864	(6)(11)
				24,034	25,864
Lift Brands Holdings, Inc.		Leisure Facilities
2,000,000 Class A Common Units in Snap Investments, LLC				1,399	—	(15)
				1,399	—
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	9.73%		36,913	36,233	35,621	(6)(15)
				36,233	35,621
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	12.88%		4,357	4,289	4,215	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	12.94%		2,370	2,323	2,257	(6)(15)(19)
450.75 Class A2 Units in LES Group Holdings, L.P.				451	451	(15)
				7,063	6,923
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	10.38%		21,315	20,839	20,089	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	10.38%		2,137	2,101	2,014	(6)(15)
				22,940	22,103
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	11.13%		2,140	2,095	1,712	(6)
				2,095	1,712
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			17,203	16,972	16,573	(11)(15)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(11)(15)(19)
				16,972	16,573
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			7,247	6,717	6,474	(11)(15)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	1	—	(11)(15)(19)
209,588 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				480	222	(11)(15)
53,887 Warrant Shares (exercise price $3.70) expiration 11/19/2028				—	81	(11)(15)
				7,198	6,777
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, SOFR+6.00% cash due 7/21/2027	9.50%		18,344	18,057	17,678	(6)(15)
First Lien Revolver, SOFR+6.00% cash due 7/21/2027	10.94%		200	178	148	(6)(15)(19)
				18,235	17,826
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	11.72%		45,487	44,616	44,486	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(48)	(88)	(6)(15)(19)
				44,568	44,398
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	10.93%		45,907	45,266	45,127	(6)(15)
				45,266	45,127
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	10.23%		25,768	25,392	24,833	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(11)	(95)	(6)(15)(19)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(13)	(65)	(6)(15)(19)
				25,368	24,673
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	13.23%		22,560	22,260	21,545	(6)(15)
				22,260	21,545

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+10.50% cash due 9/11/2024	15.23%		$50,276	$49,271	$52,292	(6)(15)
				49,271	52,292
NFP Corp.		Other Diversified Financial Services
Fixed Rate Bond 6.875% cash due 8/15/2028			10,191	9,787	8,423
				9,787	8,423
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	11.26%		58,564	57,577	55,958	(6)(11)(15)
				57,577	55,958
OCP EURO CLO 2022-6		Multi-Sector Holdings
Class D Notes, EURIBOR+6.06% cash due 1/20/2033	8.05%		€2,500	2,503	2,576	(6)(11)
Class E Notes, EURIBOR+6.87% cash due 1/20/2033	8.86%		3,000	2,677	2,728	(6)(11)
				5,180	5,304
OEConnection LLC		Application Software
First Lien Term Loan, SOFR+4.00% cash due 9/25/2026	8.42%		$3,315	3,165	3,167	(6)
Second Lien Term Loan, SOFR+7.00% cash due 9/25/2027	11.42%		7,519	7,396	7,221	(6)(15)
				10,561	10,388
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	6.76%		21,993	21,728	21,993	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(30)	—	(6)(15)(19)
				21,698	21,993
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			7,776	7,817	6,318
				7,817	6,318
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	9.42%		4,838	4,703	4,575	(6)
				4,703	4,575
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	10.73%		17,976	17,705	17,537	(6)(15)
				17,705	17,537
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	10.74%		26,088	25,674	25,632	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	10.74%		2,228	2,188	2,184	(6)(15)(19)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026	11.76%		1,252	1,232	1,230	(6)(15)
				29,094	29,046
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	11.98%		28,627	28,198	25,693	(6)(15)
				28,198	25,693
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	11.83%		48,689	47,993	47,471	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027	12.36%		1,766	1,716	1,678	(6)(15)(19)
				49,709	49,149
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	11.50%		31,186	30,466	30,578	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(31)	(49)	(6)(15)(19)
80,515 Class B Common Units				79	121	(15)
				30,514	30,650
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+7.25% cash due 3/4/2025	11.10%		22,984	22,496	22,432	(6)(15)
				22,496	22,432

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	12.38%		$5,250	$5,173	$4,955	(6)(15)
				5,173	4,955
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, SONIA+6.00% cash due 1/29/2028	9.63%		£3,501	$4,655	$3,599	(6)(11)(15)
				4,655	3,599
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—
Radiology Partners Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25% cash due 7/9/2025	8.64%		$3,400	3,221	2,870	(6)
Fixed Rate Bond, 9.25% cash due 2/1/2028			4,755	4,721	2,677
				7,942	5,547
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			25,405	25,002	24,846	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(40)	(47)	(6)(15)(19)
				24,962	24,799
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	11.38%		3,542	3,515	3,315	(6)
				3,515	3,315
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	12.98%		36,092	34,407	34,540	(6)(11)(15)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026	12.98%		10,920	10,185	10,243	(6)(11)(15)(19)
164,660 Class B Common Stock Warrants (exercise price $31.50) expiration date 7/25/2023				1,202	—	(11)(15)
				45,794	44,783
Salus Workers' Compensation, LLC		Other Diversified Financial Services
First Lien Term Loan, SOFR+10.00% cash due 10/7/2026	14.32%		27,848	26,787	26,804	(6)(15)
First Lien Revolver, SOFR+10.00% cash due 10/7/2026	14.32%		931	812	814	(6)(15)(19)
991,019 Common Stock Warrants (exercise price $4.83) expiration date 10/7/2032				327	307	(15)
				27,926	27,925
SCP Eye Care Services, LLC		Health Care Services
Second Lien Term Loan, SOFR+8.75% cash due 10/7/2030	12.52%		8,010	7,777	7,778	(6)(15)
Second Lien Delayed Draw Term Loan, SOFR+8.75% cash due 10/7/2030			—	(35)	(68)	(6)(15)(19)
1,037 Units in Eyesouth Co-Investor FT Aggregator LLC				1,037	1,113	(15)
				8,779	8,823
scPharmaceuticals Inc.		Pharmaceuticals
First Lien Term Loan, SOFR+8.75% cash due 10/13/2027	11.75%		5,212	4,945	4,957	(6)(15)
First Lien Delayed Draw Term Loan, SOFR+8.75% cash due 10/13/2027			—	—	—	(6)(15)(19)
53,700 Common Stock Warrants (exercise price $5.40) expiration date 10/12/2029				175	262	(15)
				5,120	5,219
ShareThis, Inc.		Application Software
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	—	(15)
				367	—
SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 5.50% cash 8.50% PIK due 12/21/2026			47,112	46,447	44,520	(15)
415.34 Common Stock Warrants (exercise price $4,920.75) expiration date 7/31/2028				681	243	(15)
				47,128	44,763
SM Wellness Holdings, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.75% cash due 4/17/2028	9.42%		3,395	2,784	2,767	(6)(15)
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	12.67%		9,109	8,972	6,604	(6)(15)
				11,756	9,371

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
SonicWall US Holdings Inc.		Technology Distributors
Second Lien Term Loan, LIBOR+7.50% cash due 5/18/2026	12.20%		$3,195	$3,163	$2,971	(6)(15)
				3,163	2,971
Sorrento Therapeutics, Inc.		Biotechnology
50,000 Common Stock Units				197	44	(11)
				197	44
Spanx, LLC		Apparel Retail
First Lien Term Loan, LIBOR+5.25% cash due 11/20/2028	9.64%		4,523	4,447	4,415	(6)(15)
First Lien Revolver, LIBOR+5.25% cash due 11/18/2027	9.29%		330	280	260	(6)(15)(19)
				4,727	4,675
SPX Flow, Inc.		Industrial Machinery
First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	8.92%		1,496	1,410	1,401	(6)
				1,410	1,401
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.49%		€16,911	19,415	17,732	(6)(11)(15)
				19,415	17,732
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	11.15%		$42,510	41,624	41,702	(6)(15)
				41,624	41,702
Superior Industries International, Inc.		Auto Parts & Equipment
First Lien Term Loan, SOFR+8.00% cash due 12/16/2028	12.32%		39,774	38,591	38,581	(6)(15)
				38,591	38,581
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	8.48%		3,457	3,162	2,994	(6)
				3,162	2,994
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	11.48%		20,714	19,554	17,917	(6)(15)
				19,554	17,917
Swordfish Merger Sub LLC		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 2/2/2026	11.14%		12,500	12,476	11,434	(6)(15)
				12,476	11,434
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	11.88%		9,448	9,343	8,610	(6)
				9,343	8,610
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	10.29%		23,215	22,833	22,866	(6)(11)(15)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(28)	(26)	(6)(11)(15)(19)
				22,805	22,840
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, SOFR+8.50% cash due 4/9/2029	12.94%		5,203	5,125	4,982	(6)(15)
				5,125	4,982
Telestream Holdings Corporation		Application Software
First Lien Term Loan, SOFR+9.75% cash due 10/15/2025	13.67%		18,276	17,941	17,765	(6)(15)
First Lien Revolver, SOFR+9.75% cash due 10/15/2025	13.67%		1,231	1,212	1,182	(6)(15)(19)
				19,153	18,947
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.50% cash due 3/30/2026	13.88%		29,663	29,375	29,057	(6)(15)
668,879 Common Units of TerSera Holdings LLC				2,028	4,662	(15)
				31,403	33,719
TGNR HoldCo LLC		Integrated Oil & Gas
Subordinated Debt, 11.50% cash due 5/14/2026			4,984	4,873	4,847	(10)(11)(15)
				4,873	4,847

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	11.17%		$37,399	$36,532	$34,126	(6)(15)
8,434 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				101	71	(15)
284,650.32 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				2,409	1,882	(15)
48,352 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				979	852	(15)
25,780 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				25,564	29,070	(15)
				65,585	66,001
TIBCO Software Inc.		Application Software
First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	9.18%		12,032	10,986	10,775	(6)
				10,986	10,775
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	10.38%		6,001	5,897	5,866	(6)(15)
				5,897	5,866
Trinitas CLO XV		Multi-Sector Holdings
Class E Notes, LIBOR+7.45% cash due 4/22/2034	11.77%		1,000	810	846	(6)(11)
				810	846
Uniti Group LP		Specialized REITs
Fixed Rate Bond, 6.50% cash due 2/15/2029			4,500	4,074	2,990	(11)
Fixed Rate Bond, 4.75% cash due 4/15/2028			300	260	240	(11)
				4,334	3,230
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+15.00% cash due 1/22/2026	20.75%		2,238	2,217	2,137	(6)(15)
3,621 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	128	(15)
				2,217	2,265
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, SOFR+6.25% cash due 9/21/2027	10.67%		25,432	24,612	23,131	(6)
18,032 Shares of Common Stock in Windstream Holdings II, LLC				216	279	(15)
109,420 Warrants in Windstream Holdings II, LLC				1,842	1,695	(15)
				26,670	25,105
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	8.17%		7,545	7,029	6,598	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	12.17%		6,000	5,866	5,055	(6)(15)
				12,895	11,653
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 3/27/2026	10.19%		40,536	39,991	40,131	(6)(15)
				39,991	40,131
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.00% cash due 7/26/2029	11.73%		5,000	4,925	4,191	(6)(15)
				4,925	4,191
Zayo Group Holdings, Inc.		Alternative Carriers
Fixed Rate Bond, 4.00% cash due 3/1/2027			250	214	185
				214	185

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Zep Inc.		Specialty Chemicals
Second Lien Term Loan, LIBOR+8.25% cash due 8/11/2025	12.98%		$19,578	$19,545	$13,704	(6)(15)
				19,545	13,704
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, SONIA+7.50% cash due 7/23/2026	10.96%		£18,000	23,839	16,369	(6)(11)(15)
				23,839	16,369
Total Non-Control/Non-Affiliate Investments (198.6% of net assets)				$2,471,776	$2,387,235
Total Portfolio Investments (219.9% of net assets)				$2,778,014	$2,642,870
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$3,421	$3,421
Other cash accounts				15,824	15,824
Total Cash and Cash Equivalents and Restricted Cash (1.6% of net assets)				$19,245	$19,245
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (221.5% of net assets)				$2,797,259	$2,662,115

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$44,825	€44,224	2/9/2023	JPMorgan Chase Bank, N.A.	$(2,499)
Foreign currency forward contract	$46,412	£39,965	2/9/2023	JPMorgan Chase Bank, N.A.	(1,712)
					$(4,211)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(39,928)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2022
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to the secured overnight financing rate ("SOFR") or the sterling overnight index average ("SONIA"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 4.38%, the 90-day LIBOR at 4.73%, the 180-day LIBOR at 5.15%, the PRIME at 7.50%, the 30-day SOFR at 4.32%, the 90-day SOFR at 4.58%, the 180-day SOFR at 4.79%, the SONIA at 3.43%, the 30-day EURIBOR at 1.90%, the 90-day EURIBOR at 1.99% and the 180-day EURIBOR at 0.38%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2022 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2022, qualifying assets represented 73.8% of the Company's total assets and non-qualifying assets represented 26.2% of the Company's total assets.
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
(15)As of December 31, 2022, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	7.42%		$2,736	$2,260	$2,189	(6)
				2,260	2,189
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	10.78%		4,346	4,281	3,813	(6)(15)
				4,281	3,813
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	8.46%		34,458	33,737	33,738	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	8.46%		892	863	846	(6)(15)(19)
				34,600	34,584
APX Group Inc.		Electrical Components & Equipment
Fixed Rate Bond, 5.75% cash due 7/15/2029			2,075	1,733	1,645	(11)
				1,733	1,645
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.00% cash due 7/14/2026	8.00%		€1,964	2,176	1,927	(6)(11)(15)
First Lien Term Loan, SONIA+7.00% cash due 7/14/2026	9.19%		£18,636	23,139	20,826	(6)(11)(15)
First Lien Term Loan, LIBOR+5.75% cash due 7/14/2026	8.81%		$10,519	10,357	10,328	(6)(11)(15)
First Lien Delayed Draw Term Loan, SONIA+5.75% cash due 7/14/2026			£—	(44)	—	(6)(11)(15)(19)
				35,628	33,081
ASP Unifrax Holdings, Inc.		Trading Companies & Distributors
Fixed Rate Bond, 7.50% cash due 9/30/2029			$5,500	5,408	3,641
Fixed Rate Bond, 5.25% cash due 9/30/2028			2,500	2,220	1,926
				7,628	5,567
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	8.06%		2,501	2,331	1,934	(6)
				2,331	1,934
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	8.37%		5,640	5,482	4,822	(6)
				5,482	4,822
athenahealth Group Inc.		Health Care Technology
18,635 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				18,264	16,575	(15)
				18,264	16,575
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			13,346	12,929	12,812	(11)(15)
First Lien Revenue Interest Financing Term Loan due 5/31/2031			8,309	8,264	8,309	(11)(15)
328,149 Common Stock Warrants (exercise price $0.4955 expiration date 6/19/2027				973	16	(11)(15)
				22,166	21,137
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	8.78%		22,425	22,086	21,326	(6)(11)(15)
				22,086	21,326
The Avery		Real Estate Operating Companies
First Lien Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	10.44%		15,674	15,605	15,682	(6)(15)
Subordinated Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	16.17%		3,789	3,774	3,800	(6)(15)
				19,379	19,482
BAART Programs, Inc.		Health Care Services
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	8.12%		2,546	2,503	2,395	(6)(15)(19)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	11.62%		7,166	7,059	6,915	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	11.62%		4,227	4,070	3,839	(6)(15)(19)
				13,632	13,149

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	5.08%		$21,557	$21,267	$21,557	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(31)	—	(6)(15)(19)
				21,236	21,557
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			7,776	7,820	5,846
				7,820	5,846
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	8.13%		9,850	9,460	9,374	(6)
				9,460	9,374
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	8.88%		17,976	17,690	17,537	(6)(15)
				17,690	17,537
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	9.28%		26,154	25,712	25,893	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	9.25%		2,228	2,186	2,203	(6)(15)(19)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(21)	(13)	(6)(15)(19)
				27,877	28,083
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	10.92%		28,627	28,198	27,482	(6)(15)
				28,198	27,482
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	10.68%		48,689	47,951	47,155	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(53)	(111)	(6)(15)(19)
				47,898	47,044
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	10.42%		33,775	32,931	33,116	(6)(15)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(34)	(49)	(6)(15)(19)
80,515 Class B Common Units				79	89	(15)
				32,976	33,156
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	10.01%		23,275	22,722	22,810	(6)(15)
				22,722	22,810
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	11.12%		5,250	5,168	5,047	(6)(15)
				5,168	5,047
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, SONIA+6.00% cash due 1/29/2028	8.39%		£3,501	4,646	3,367	(6)(11)(15)
				4,646	3,367
QuorumLabs, Inc.		Application Software
64,887,669 Junior-2 Preferred Stock				375	—	(15)
				375	—
Radiology Partners Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25%cash due 7/9/2025	7.33%		$3,400	3,202	2,880	(6)
Fixed Rate Bond, 9.25% cash due 2/1/2028			4,755	4,720	3,109
				7,922	5,989
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			24,692	24,265	24,101	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(43)	(64)	(6)(15)(19)
				24,222	24,037
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	10.12%		3,542	3,515	3,402	(6)
				3,515	3,402

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR or SONIA. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 3.12%, the 90-day LIBOR at 3.67%, the 180-day LIBOR at 4.17%, the 360-day LIBOR at 4.78%, the PRIME at 6.25%, the 30-day SOFR at 3.03%, the 90-day SOFR at 3.55%, the SONIA at 1.69%, the 30-day EURIBOR at 0.69%, the 90-day EURIBOR at 0.99% and the 180-day EURIBOR at 0.38%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(13)One half of the Seller Earn Out Shares will vest if, at any time through June 16, 2027, the Alvotech SA common share price is at or above a VWAP of $15.00 per share for any ten trading days within any twenty trading day period, and the other half will vest, if at any time during such period, the common share price is at or above a VWAP of $20.00 per share for any ten trading days within any twenty trading day period.
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
The Company is externally managed by Oaktree Fund Advisors, LLC ("Oaktree"), pursuant to an investment advisory agreement between the Company and Oaktree (as amended and restated, the "Investment Advisory Agreement"). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020. Oaktree Fund Administration, LLC ("Oaktree Administrator"), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the "Administration Agreement"). See Note 10. In 2019, Brookfield Corporation (f/k/a Brookfield Asset Management Inc.) ("Brookfield") acquired a majority economic interest in Oaktree Capital Group, LLC. Oaktree and its affiliates operate as an independent business within Brookfield, with their own product offerings and investment, marketing and support teams.
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
On January 23, 2023, the Company acquired Oaktree Strategic Income II, Inc. (“OSI2”) pursuant to that certain Agreement and Plan of Merger (the “OSI2 Merger Agreement”), dated as of September 14, 2022, by and among OSI2, the Company, Project Superior Merger Sub, Inc., a wholly-owned subsidiary of the Company, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OSI2 Merger Agreement, OSI2 was merged with and into the Company in a two-step transaction with the Company as the surviving company (the “OSI2 Merger”). See Note 14.

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
Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts and common shares outstanding as of and for the three months ended December 31, 2022 and all prior periods reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Use of Estimates:
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.

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
Oaktree seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If Oaktree is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within Oaktree's set threshold, Oaktree seeks to obtain a quote directly from a broker making a market for the asset. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Oaktree also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, Oaktree performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, Oaktree does not adjust any of the prices received from these sources.
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
Rule 2a-5 under the Investment Company Act permits boards of directors of registered investment companies and Business Development Companies to either (i) choose to determine fair value in good faith or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. The Company's Board of Directors has designated Oaktree to serve as its valuation designee effective September 8, 2022.
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
The fair value of the Company's investments as of December 31, 2022 and September 30, 2022 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of December 31, 2022 and September 30, 2022, there were no investments on non-accrual status.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2022 and September 30, 2022, included in restricted cash was $1.9 million and $2.8 million, respectively, that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $1.9 million and $2.8 million as of December 31, 2022 and September 30, 2022, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar year 2021. For the calendar year 2022, the Company incurred $0.1 million of excise tax. The Company does not expect to incur a U.S. federal excise tax for calendar year 2023.
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of December 31, 2022, the adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
Note 3. Portfolio Investments
As of December 31, 2022, 219.9% of net assets at fair value, or $2.6 billion, was invested in 156 portfolio companies, including (i) $136.8 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $49.5 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of December 31, 2022, 1.6% of net assets at fair value, or $19.2 million, was invested in cash and cash equivalents (including $1.9 million of restricted cash). In comparison, as of September 30, 2022, 200.2% of net assets at fair value, or $2.5 billion, was invested in 149 portfolio investments, including (i) $117.0 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $50.3 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2022, 2.1% of net assets at fair value, or $26.4 million, was invested in cash and cash equivalents (including $2.8 million of restricted cash). As of December 31, 2022, 86.3% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.5% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2022, 86.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.1% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2022 and 2021, the Company recorded net realized gains (losses) of $(3.2) million and $9.3 million, respectively. During the three months ended December 31, 2022 and 2021, the Company recorded net unrealized depreciation of $23.0 million and $4.6 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's investments as of December 31, 2022 and September 30, 2022 at cost and fair value was as follows:

	December 31, 2022		September 30, 2022
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,428,251	$2,343,380	$2,294,392	$2,223,329
Investments in equity securities	132,355	113,190	127,596	103,534
Debt investments in the JVs	162,617	162,192	146,444	146,533
Equity investments in the JVs	54,791	24,108	49,322	20,715
Total	$2,778,014	$2,642,870	$2,617,754	$2,494,111

The following table presents the composition of the Company's debt investments as of December 31, 2022 and September 30, 2022 at fixed rates and floating rates:

	December 31, 2022		September 30, 2022
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,188,193	87.33%	$2,049,644	86.49%
Fixed rate debt securities	317,379	12.67	320,218	13.51
Total	$2,505,572	100.00%	$2,369,862	100.00%

The following table presents the financial instruments carried at fair value as of December 31, 2022 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$233,393	$2,047,842	$—	$2,281,235
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	44,706	179,631	—	224,337
Investments in equity securities (preferred)	—	—	80,625	—	80,625
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	5,923	—	26,642	24,108	56,673
Total investments at fair value	5,923	278,099	2,334,740	24,108	2,642,870
Cash equivalents	3,421	—	—	—	3,421
Total assets at fair value	$9,344	$278,099	$2,334,740	$24,108	$2,646,291
Derivative liability	$—	$44,139	$—	$—	$44,139
Total liabilities at fair value	$—	$44,139	$—	$—	$44,139
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
The following table provides a roll-forward in the changes in fair value from September 30, 2022 to December 31, 2022 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$1,910,606	$159,388	$79,523	$19,958	$2,169,475
Purchases	177,599	21,104	2,579	2,181	203,463
Sales and repayments	(55,885)	(699)	—	(48)	(56,632)
Transfers in (a)	19,075	—	—	—	19,075
Capitalized PIK interest income	5,763	6	—	—	5,769
Accretion of OID	4,114	398	—	—	4,512
Net unrealized appreciation (depreciation)	(12,271)	(566)	(1,477)	4,505	(9,809)
Net realized gains (losses)	(1,159)	—	—	46	(1,113)
Fair value as of December 31, 2022	$2,047,842	$179,631	$80,625	$26,642	$2,334,740
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2022	$(12,398)	$(566)	$(1,477)	$4,505	$(9,936)
__________
(a) There was a transfer into Level 3 from Level 2 for an investment during the three months ended December 31, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of December 31, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,692,264	Market Yield	Market Yield	(b)	9.0%	-	33.0%	14.0%
	14,297	Enterprise Value	EBITDA Multiple	(c)	5.0x	-	7.0x	6.0x
	38,581	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	302,700	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	13,706	Market Yield	Market Yield	(b)	10.0%	-	20.0%	11.4%
	3,733	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Debt Investments in the JVs	162,192	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	30,226	Enterprise Value	Revenue Multiple	(c)	0.1x	-	4.3x	0.5x
	73,822	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	20.0x	14.6x
	1,600	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	1,619	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,334,740
__________
(a)Weighted averages are calculated based on fair value of investments.
(b)Used when market participants would take into account market yield when pricing the investment.
(c)Used when market participants would use such multiples when pricing the investment.
(d)Used when there is an observable transaction or pending event for the investment.
(e)Oaktree generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated.
(f)Oaktree determined the value of its subordinated notes of each JV based on the total assets less the total liabilities senior to the subordinated notes held at such JV in an amount not exceeding par under the EV technique.

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
(e)Oaktree generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated.
(f)Oaktree determined the value of its subordinated notes of each JV based on the total assets less the total liabilities senior to the subordinated notes held at such JV in an amount not exceeding par under the EV technique.
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2022 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$695,000	$695,000	$—	$—	$695,000
Citibank Facility payable	165,000	165,000	—	—	165,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	297,303	286,734	—	286,734	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	306,321	296,835	—	296,835	—
Total	$1,463,624	$1,443,569	$—	$583,569	$860,000

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

The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. Oaktree used market quotes as of the valuation date to estimate the fair value of the Company's 3.500% notes due 2025 (the "2025 Notes") and 2.700% notes due 2027 (the "2027 Notes"), which are included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2022		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,359,295	84.94%	$2,227,245	85.08%
Debt investments in the JVs	162,617	5.85%	146,444	5.59%
Preferred equity	87,878	3.16%	85,300	3.26%
Subordinated debt	68,956	2.48%	67,147	2.57%
LLC equity interests of the JVs	54,791	1.97%	49,322	1.88%
Common equity and warrants	44,477	1.60%	42,296	1.62%
Total	$2,778,014	100.00%	$2,617,754	100.00%

	December 31, 2022			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,281,235	86.32%	189.78%	$2,166,409	86.86%	173.93%
Debt investments in the JVs	162,192	6.14%	13.49%	146,533	5.88%	11.77%
Preferred equity	80,625	3.05%	6.71%	79,523	3.19%	6.38%
Subordinated debt	62,145	2.35%	5.17%	56,920	2.28%	4.57%
Common equity and warrants	32,565	1.23%	2.71%	24,011	0.96%	1.93%
LLC equity interests of the JVs	24,108	0.91%	2.01%	20,715	0.83%	1.66%
Total	$2,642,870	100.00%	219.87%	$2,494,111	100.00%	200.24%

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

	December 31, 2022		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Northeast	$772,197	27.78%	$747,420	28.55%
Midwest	403,393	14.52%	373,236	14.26%
Southeast	397,717	14.32%	356,041	13.60%
West	351,871	12.67%	358,306	13.69%
International	350,510	12.62%	301,242	11.51%
Southwest	204,143	7.35%	221,308	8.45%
South	164,094	5.91%	168,819	6.45%
Northwest	134,089	4.83%	91,382	3.49%
Total	$2,778,014	100.00%	$2,617,754	100.00%

	December 31, 2022			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$716,827	27.12%	59.63%	$696,368	27.93%	55.90%
Midwest	384,219	14.54%	31.97%	356,934	14.31%	28.66%
Southeast	380,276	14.39%	31.64%	344,567	13.82%	27.66%
International	342,447	12.96%	28.49%	279,646	11.21%	22.45%
West	330,698	12.51%	27.51%	345,251	13.84%	27.72%
Southwest	195,818	7.41%	16.29%	214,984	8.62%	17.26%
South	160,150	6.06%	13.32%	166,230	6.66%	13.35%
Northwest	132,435	5.01%	11.02%	90,131	3.61%	7.24%
Total	$2,642,870	100.00%	219.87%	$2,494,111	100.00%	200.24%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Application Software	$435,165	15.66%	$391,938	14.98%
Multi-Sector Holdings (1)	229,676	8.27	195,766	7.48
Pharmaceuticals	131,307	4.73	126,508	4.83
Data Processing & Outsourced Services	118,058	4.25	120,477	4.60
Biotechnology	111,745	4.02	109,960	4.20
Health Care Technology	110,251	3.97	100,084	3.82
Specialized Finance	87,523	3.15	80,864	3.09
Industrial Machinery	81,483	2.93	81,787	3.12
Health Care Services	65,732	2.37	58,674	2.24
Internet & Direct Marketing Retail	65,585	2.36	67,926	2.59
Aerospace & Defense	61,993	2.23	61,963	2.37
Construction & Engineering	60,828	2.19	60,996	2.33
Health Care Distributors	58,320	2.10	57,112	2.18
Other Diversified Financial Services	57,241	2.06	29,300	1.12
Personal Products	53,190	1.91	53,214	2.03
Automotive Retail	51,663	1.86	59,254	2.26
Auto Parts & Equipment	51,067	1.84	12,474	0.48
Real Estate Operating Companies	49,980	1.80	47,585	1.82
Fertilizers & Agricultural Chemicals	49,271	1.77	49,301	1.88
Internet Services & Infrastructure	49,271	1.77	54,095	2.07
Metal & Glass Containers	47,128	1.70	47,704	1.82
Home Improvement Retail	45,266	1.63	45,802	1.75
Soft Drinks	43,935	1.58	34,272	1.31
Airport Services	43,748	1.57	43,322	1.65
Leisure Facilities	41,182	1.48	39,768	1.52
Insurance Brokers	39,268	1.41	35,628	1.36
Diversified Support Services	38,167	1.37	37,992	1.45
Specialty Chemicals	37,298	1.34	37,319	1.43
Health Care Supplies	36,693	1.32	36,471	1.39
Real Estate Services	36,233	1.30	40,243	1.54
Integrated Telecommunication Services	34,635	1.25	34,628	1.32
Electrical Components & Equipment	33,813	1.22	33,814	1.29
Advertising	27,507	0.99	28,245	1.08
Movies & Entertainment	26,202	0.94	26,161	1.00
Distributors	25,262	0.91	25,278	0.97
Airlines	24,034	0.87	—	—
Health Care Equipment	21,838	0.79	24,353	0.93
Environmental & Facilities Services	21,156	0.76	20,857	0.80
Oil & Gas Storage & Transportation	19,934	0.72	22,290	0.85
Home Furnishings	19,554	0.70	19,550	0.75
Systems Software	14,895	0.54	14,890	0.57
Consumer Finance	14,503	0.52	14,492	0.55
Hotels, Resorts & Cruise Lines	13,943	0.50	13,960	0.53
IT Consulting & Other Services	11,684	0.42	11,697	0.45
Restaurants	9,343	0.34	9,338	0.36
Education Services	9,070	0.33	9,080	0.35
Cable & Satellite	8,012	0.29	20,716	0.79
Research & Consulting Services	7,848	0.28	9,187	0.35
Apparel, Accessories & Luxury Goods	5,165	0.19	5,165	0.20
Air Freight & Logistics	4,925	0.18	7,295	0.28
Integrated Oil & Gas	4,873	0.18	4,866	0.19
Apparel Retail	4,727	0.17	5,268	0.20
Food Distributors	4,655	0.17	4,646	0.18
Specialized REITs	4,334	0.16	4,318	0.16
Real Estate Development	4,278	0.15	—	—
Diversified Banks	3,515	0.13	3,515	0.13
Technology Distributors	3,163	0.11	3,163	0.12
Construction Materials	2,353	0.08	2,331	0.09
Housewares & Specialties	2,217	0.08	2,293	0.09
Electronic Components	2,095	0.08	2,092	0.08
Alternative Carriers	214	0.01	212	0.01
Oil & Gas Refining & Marketing	—	—	8,627	0.33
Trading Companies & Distributors	—	—	7,628	0.29
	$2,778,014	100.00%	$2,617,754	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2022			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$422,862	15.95%	35.18%	$384,589	15.43%	30.87%
Multi-Sector Holdings (1)	198,904	7.53	16.55	167,248	6.71	13.43
Pharmaceuticals	127,414	4.82	10.60	119,511	4.79	9.59
Biotechnology	115,489	4.37	9.61	108,465	4.35	8.71
Data Processing & Outsourced Services	106,224	4.02	8.84	111,335	4.46	8.94
Health Care Technology	103,479	3.92	8.61	97,315	3.90	7.81
Industrial Machinery	79,791	3.02	6.64	81,008	3.25	6.50
Specialized Finance	79,751	3.02	6.63	73,087	2.93	5.87
Internet & Direct Marketing Retail	66,001	2.50	5.49	70,419	2.82	5.65
Aerospace & Defense	61,490	2.33	5.12	61,881	2.48	4.97
Construction & Engineering	60,938	2.31	5.07	61,188	2.45	4.91
Health Care Distributors	54,898	2.08	4.57	54,662	2.19	4.39
Other Diversified Financial Services	54,080	2.05	4.50	24,326	0.98	1.95
Fertilizers & Agricultural Chemicals	52,292	1.98	4.35	51,972	2.08	4.17
Health Care Services	51,260	1.94	4.26	45,943	1.84	3.69
Automotive Retail	50,681	1.92	4.22	57,629	2.31	4.63
Real Estate Operating Companies	50,127	1.90	4.17	48,062	1.93	3.86
Auto Parts & Equipment	50,015	1.89	4.16	11,469	0.46	0.92
Internet Services & Infrastructure	48,973	1.85	4.07	53,797	2.16	4.32
Personal Products	48,903	1.85	4.07	50,150	2.01	4.03
Home Improvement Retail	45,127	1.71	3.75	45,421	1.82	3.65
Metal & Glass Containers	44,763	1.69	3.72	47,599	1.91	3.82
Soft Drinks	44,387	1.68	3.69	33,670	1.35	2.70
Airport Services	43,267	1.64	3.60	42,883	1.72	3.44
Leisure Facilities	40,578	1.54	3.38	39,258	1.57	3.15
Insurance Brokers	39,057	1.48	3.25	33,081	1.33	2.66
Health Care Supplies	37,776	1.43	3.14	36,577	1.47	2.94
Diversified Support Services	35,626	1.35	2.96	36,712	1.47	2.95
Real Estate Services	35,621	1.35	2.96	39,573	1.59	3.18
Electrical Components & Equipment	32,970	1.25	2.74	32,933	1.32	2.64
Integrated Telecommunication Services	32,041	1.21	2.67	32,201	1.29	2.59
Specialty Chemicals	31,476	1.19	2.62	33,969	1.36	2.73
Movies & Entertainment	26,470	1.00	2.20	26,645	1.07	2.14
Advertising	26,022	0.98	2.16	26,948	1.08	2.16
Airlines	25,864	0.98	2.15	—	—	—
Distributors	24,569	0.93	2.04	24,494	0.98	1.97
Health Care Equipment	22,703	0.86	1.89	24,161	0.97	1.94
Environmental & Facilities Services	20,675	0.78	1.72	20,585	0.83	1.65
Oil & Gas Storage & Transportation	18,113	0.69	1.51	20,853	0.84	1.67
Home Furnishings	17,917	0.68	1.49	18,188	0.73	1.46
Hotels, Resorts & Cruise Lines	13,904	0.53	1.16	13,985	0.56	1.12
Systems Software	12,104	0.46	1.01	12,834	0.51	1.03
Consumer Finance	11,439	0.43	0.95	13,284	0.53	1.07
Education Services	8,938	0.34	0.74	8,582	0.34	0.69
Restaurants	8,610	0.33	0.72	8,692	0.35	0.70
Cable & Satellite	7,968	0.30	0.66	19,576	0.78	1.57
Research & Consulting Services	7,165	0.27	0.60	8,573	0.34	0.69
IT Consulting & Other Services	6,963	0.26	0.58	8,596	0.34	0.69
Integrated Oil & Gas	4,847	0.18	0.40	4,872	0.20	0.39
Apparel Retail	4,675	0.18	0.39	5,223	0.21	0.42
Real Estate Development	4,267	0.16	0.35	—	—	—
Air Freight & Logistics	4,191	0.16	0.35	6,405	0.26	0.51
Food Distributors	3,599	0.14	0.30	3,367	0.13	0.27
Diversified Banks	3,315	0.13	0.28	3,402	0.14	0.27
Specialized REITs	3,230	0.12	0.27	3,264	0.13	0.26
Technology Distributors	2,971	0.11	0.25	2,997	0.12	0.24
Housewares & Specialties	2,265	0.09	0.19	2,456	0.10	0.20
Construction Materials	1,928	0.07	0.16	1,934	0.08	0.16
Electronic Components	1,712	0.06	0.14	1,890	0.08	0.15
Alternative Carriers	185	0.01	0.02	201	0.01	0.02
Oil & Gas Refining & Marketing	—	—	—	8,604	0.34	0.69
Trading Companies & Distributors	—	—	—	5,567	0.22	0.45
Total	$2,642,870	100.00%	219.87%	$2,494,111	100.00%	200.24%
___________________
(1)This industry includes the Company's investments in the JVs.

As of December 31, 2022 and September 30, 2022, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2022 and September 30, 2022, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of each of December 31, 2022 and September 30, 2022. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2022, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date was May 3, 2028. As of December 31, 2022, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% per annum for the first year after the reinvestment period, 3-month LIBOR plus 2.25% for the following year and 3-month LIBOR plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. $226.0 million and $230.0 million of borrowings were outstanding under the SLF JV I Deutsche Bank Facility as of December 31, 2022 and September 30, 2022, respectively.
As of December 31, 2022 and September 30, 2022, SLF JV I had total assets of $409.4 million and $385.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 59 and 60 portfolio companies as of December 31, 2022 and September 30, 2022, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of December 31, 2022, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $136.8 million in aggregate, at fair value. As of September 30, 2022, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.0 million in aggregate, at fair value.
As of December 31, 2022, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of September 30, 2022, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of December 31, 2022, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I. During the three months ended December 31, 2022, the Company contributed $16.4 million to fund additional SLF JV I Notes and approximately $5.5 million to fund additional LLC equity interests in SLF JV I. As of September 30, 2022, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Senior secured loans (1)	$382,148	$383,194
Weighted average interest rate on senior secured loans (2)	9.55%	8.33%
Number of borrowers in SLF JV I	59	60
Largest exposure to a single borrower (1)	$11,337	$10,093
Total of five largest loan exposures to borrowers (1)	$51,990	$48,139
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of December 31, 2022

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	7.82%	Diversified Support Services	$10,067	$10,008	$9,883
ADB Companies, LLC	First Lien Term Loan, SOFR+6.25% cash due 12/18/2025	11.34%	Construction & Engineering	8,413	8,296	8,267	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	8.65%	Integrated Telecommunication Services	2,992	2,844	2,791
Alvogen Pharma US, Inc.	First Lien Term Loan, SOFR+7.50% cash due 6/30/2025	12.23%	Pharmaceuticals	9,150	9,060	9,104	(4)
American Rock Salt Company LLC	First Lien Term Loan, LIBOR+4.00% cash due 6/9/2028	8.38%	Diversified Metals & Mining	1,995	1,836	1,883
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	10.61%	Distributors	4,860	4,800	4,471	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	8.98%	Movies & Entertainment	7,780	7,702	7,501	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	8.48%	Personal Products	1,535	1,200	1,149	(4)
Apptio, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	9.94%	Application Software	4,615	4,584	4,523	(4)
Apptio, Inc.	First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	9.94%	Application Software	231	228	223	(4)(5)
Total Apptio, Inc.				4,846	4,812	4,746
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	10.38%	Paper Packaging	4,166	4,097	4,012
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027		Paper Packaging	—	(8)	(18)	(5)
Total ASP-R-PAC Acquisition Co LLC				4,166	4,089	3,994
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	9.63%	Application Software	5,052	4,866	4,484	(4)
Asurion, LLC	First Lien Term Loan, SOFR+4.00% cash due 8/19/2028	8.68%	Property & Casualty Insurance	4,988	4,752	4,463
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	9.63%	Property & Casualty Insurance	4,346	3,995	3,404
Total Asurion, LLC				9,334	8,747	7,867
athenahealth Group Inc.	First Lien Term Loan, SOFR+3.50% cash due 2/15/2029	7.82%	Health Care Technology	2,558	2,353	2,316
athenahealth Group Inc.	First Lien Delayed Draw Term Loan, SOFR+3.50% cash due 2/15/2029	7.82%	Health Care Technology	109	74	68	(5)
Total athenahealth Group Inc.				2,667	2,427	2,384
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	10.32%	Airport Services	6,321	6,232	6,012	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	9.07%	Health Care Services	6,354	6,295	6,176
BAART Programs, Inc.	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	9.73%	Health Care Services	1,767	1,747	1,682	(4)(5)
Total BAART Programs, Inc.				8,121	8,042	7,858
Blackhawk Network Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	7.08%	Data Processing & Outsourced Services	9,550	9,542	9,331
Boxer Parent Company Inc.	First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	8.13%	Systems Software	1,994	1,917	1,914
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 11/24/2026	10.70%	Application Software	7,425	7,335	5,988
C5 Technology Holdings, LLC	171 Common Units		Data Processing & Outsourced Services		—	—	(4)
C5 Technology Holdings, LLC	7,193,539.63 Preferred Units		Data Processing & Outsourced Services		7,194	5,683	(4)
Total C5 Technology Holdings, LLC					7,194	5,683
Cengage Learning, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 7/14/2026	7.81%	Education Services	2,992	2,734	2,698

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Centerline Communications, LLC	First Lien Term Loan, SOFR+5.50% cash due 8/10/2023	10.43%	Wireless Telecommunication Services	$6,345	$6,242	$6,231
Centerline Communications, LLC	First Lien Revolver, SOFR+5.50% cash due 8/10/2027		Wireless Telecommunication Services	—	(10)	(10)	(5)
Total Centerline Communications, LLC				6,345	6,232	6,221
Convergeone Holdings, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	9.38%	IT Consulting & Other Services	7,354	7,200	4,309	(4)
Covetrus, Inc.	First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	9.58%	Health Care Distributors	5,375	5,053	5,050	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	8.73%	Biotechnology	7,800	7,726	7,644
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.25% cash due 12/2/2027	8.98%	Biotechnology	997	978	975
Total Curium Bidco S.à.r.l.				8,797	8,704	8,619
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	9.38%	Cable & Satellite	6,277	6,178	6,124	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	9.79%	Paper Products	4,090	4,055	3,926
DTI Holdco, Inc.	First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	8.84%	Research & Consulting Services	7,980	7,835	7,372	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	8.88%	Application Software	7,811	7,681	6,915
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	9.13%	Leisure Products	7,425	7,351	5,495
Global Medical Response, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	8.42%	Health Care Services	1,260	1,246	891
Harbor Purchaser Inc.	First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	9.67%	Education Services	7,980	7,764	7,613	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, SOFR+5.25% cash due 6/30/2026	10.09%	Pharmaceuticals	7,388	7,282	7,277
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	10.48%	Personal Products	9,375	9,172	8,016	(4)
Iris Holding, Inc.	First Lien Term Loan, SOFR+4.75% cash due 6/28/2028	8.94%	Metal & Glass Containers	4,988	4,630	4,548
LABL, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 10/29/2028	9.38%	Office Services & Supplies	2,992	2,858	2,848
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	9.76%	Health Care Services	7,425	7,306	7,295
Lightbox Intermediate, L.P.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	9.73%	Real Estate Services	11,337	11,152	10,941	(4)
LogMeIn, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	9.14%	Application Software	7,840	7,736	5,080
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	7.88%	Electronic Components	7,347	7,270	7,050
McAfee Corp.	First Lien Term Loan, SOFR+3.75% cash due 3/1/2029	7.97%	Systems Software	1,995	1,876	1,862
Mindbody, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	11.72%	Internet Services & Infrastructure	4,668	4,636	4,566	(4)
Mindbody, Inc.	First Lien Revolver, LIBOR+8.00% cash due 2/14/2025		Internet Services & Infrastructure	—	(3)	(10)	(4)(5)
Total Mindbody, Inc.				4,668	4,633	4,556
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	10.23%	Application Software	10,611	10,416	10,227	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(3)	(12)	(4)(5)
Total MRI Software LLC				10,611	10,413	10,215
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	9.23%	Electrical Components & Equipment	6,668	6,657	6,467
OEConnection LLC	First Lien Term Loan, SOFR+4.00% cash due 9/25/2026	8.42%	Application Software	7,757	7,721	7,411	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Park Place Technologies, LLC	First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	9.42%	Internet Services & Infrastructure	$9,900	$9,504	$9,362	(4)
Planview Parent, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 12/17/2027	8.73%	Application Software	2,435	2,294	2,274
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	11.98%	Application Software	4,503	4,435	4,041	(4)
Total Planview Parent, Inc.				6,938	6,729	6,315
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	11.83%	Application Software	6,796	6,698	6,626	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027		Application Software	212	206	201	(4)(5)
Total Pluralsight, LLC				7,008	6,904	6,827
RevSpring, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	8.73%	Commercial Printing	9,600	9,583	9,288
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	9.66%	Footwear	8,179	8,173	6,339
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	9.64%	Footwear	138	138	120
Total SHO Holding I Corporation				8,317	8,311	6,459
Sorenson Communications, LLC	First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	10.23%	Communications Equipment	2,478	2,454	2,374
Spanx, LLC	First Lien Term Loan, LIBOR+5.25% cash due 11/20/2028	9.64%	Apparel Retail	8,910	8,760	8,699	(4)
SPX Flow, Inc.	First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	8.92%	Industrial Machinery	10,075	9,610	9,436	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	8.48%	Application Software	7,723	7,482	6,688	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	8.05%	Health Care Facilities	3,044	3,034	3,014
TIBCO Software Inc.	First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	9.18%	Application Software	6,256	5,712	5,602	(4)
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	10.38%	Health Care Supplies	7,267	7,142	7,104	(4)
Veritas US Inc.	First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	9.73%	Application Software	6,354	6,286	4,515
Windstream Services II, LLC	First Lien Term Loan, SOFR+6.25% cash due 9/21/2027	10.67%	Integrated Telecommunication Services	7,798	7,587	7,092	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	12.17%	Aerospace & Defense	6,000	5,974	5,055	(4)
WP CPP Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	8.17%	Aerospace & Defense	1,980	1,913	1,732	(4)
Total WP CPP Holdings, LLC				7,980	7,887	6,787
Zayo Group Holdings, Inc.	First Lien Term Loan, LIBOR+3.00% cash due 3/9/2027	7.38%	Alternative Carriers	2,155	2,009	1,756
Total Portfolio Investments				$382,148	$380,682	$355,427
_________
(1) Represents the interest rate as of December 31, 2022. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of December 31, 2022, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 4.38%, the 90-day LIBOR at 4.73%, the 30-day SOFR at 4.32%, the 90-day SOFR at 4.58% and the 180-day SOFR at 4.79%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of December 31, 2022 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of December 31, 2022.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of December 31, 2022. Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of September 30, 2022. The Company earned interest income of $2.6 million and $2.0 million on the SLF JV I Notes for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $24.1 million, respectively, as of December 31, 2022, and $49.3 million and $20.7 million, respectively, as of September 30, 2022. The Company earned $1.1 million and $0.5 million in dividend income for the three months ended December 31, 2022 and December 31, 2021, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2022 and September 30, 2022 and for the three months ended December 31, 2022 and 2021:

	December 31, 2022	September 30, 2022
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2022: $380,682; cost September 30, 2022: $382,673)	$355,427	$359,625
Cash and cash equivalents	39,259	14,274
Restricted cash	6,612	5,642
Other assets	8,106	5,686
Total assets	$409,404	$385,227

Senior credit facility payable	$226,000	$230,000
SLF JV I Notes payable at fair value (proceeds December 31, 2022: $128,750; proceeds September 30, 2022: $110,000)	128,750	110,000
Other liabilities	27,094	21,539
Total liabilities	$381,844	$361,539
Members' equity	27,560	23,688
Total liabilities and members' equity	$409,404	$385,227

	Three months ended December 31, 2022	Three months ended December 31, 2021
Selected Statements of Operations Information:
Interest income	$8,781	$5,423
Other income	—	11
Total investment income	8,781	5,434
Senior credit facility interest expense	3,709	1,514
SLF JV I Notes interest expense	2,982	2,249
Other expenses	69	79
Total expenses (1)	6,760	3,842
Net investment income	2,021	1,592
Net unrealized appreciation (depreciation)	(2,207)	(525)
Net realized gains (losses)	(992)	374
Net income (loss)	$(1,178)	$1,441
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the SLF JV I Notes issued to the Company and Kemper under FASB ASC Topic 825, Financial Instruments - Fair Value Option ("ASC 825"). The SLF JV I Notes are valued based on the total assets less the total liabilities senior to the SLF JV I Notes in an amount not exceeding par under the EV technique.
During the three months ended December 31, 2022, the Company sold $13.5 million of senior secured debt investments to SLF JV I for $12.9 million cash consideration, which represented the fair value at the time of sale. A loss of $0.1 million was recognized by the Company on these transactions. During the three months ended December 31, 2021, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of December 31, 2022 and September 30, 2022, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of December 31, 2022, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of December 31, 2022, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 3-month LIBOR plus 2.75% thereafter, in each case with a 0.125% LIBOR floor. $76.1 million and $82.1 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of December 31, 2022 and September 30, 2022, respectively.
As of December 31, 2022 and September 30, 2022, the Glick JV had total assets of $137.5 million and $146.8 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 40 and 43 portfolio companies as of December 31, 2022 and September 30, 2022, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $49.5 million and $50.3 million in the aggregate at fair value as of December 31, 2022 and September 30, 2022, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of December 31, 2022 and September 30, 2022, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of December 31, 2022 and September 30, 2022, of which $73.5 million was from the Company. As of each of December 31, 2022 and September 30, 2022, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of December 31, 2022 and September 30, 2022, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Senior secured loans (1)	$134,080	$143,225
Weighted average current interest rate on senior secured loans (2)	9.86%	8.52%
Number of borrowers in the Glick JV	40	43
Largest loan exposure to a single borrower (1)	$7,476	$6,562
Total of five largest loan exposures to borrowers (1)	$29,830	$28,973
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of December 31, 2022

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, SOFR+6.25% cash due 12/18/2025	11.34%	Construction & Engineering	$4,589	$4,528	$4,510	(4)
Alvogen Pharma Inc	First Lien Term Loan, SOFR+7.50% cash due 6/30/2025	12.23%	Pharmaceuticals	6,479	6,413	6,447	(4)
Alvogen Pharma Inc	First Lien Term Loan, LIBOR+4.00% cash due 6/9/2028	8.38%	Diversified Metals & Mining	997	918	941
Total Alvogen Pharma Inc				7,476	7,331	7,388
American Tire Distributors, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	10.61%	Distributors	2,882	2,846	2,652	(4)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	8.98%	Movies & Entertainment	2,918	2,888	2,813	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	8.48%	Personal Products	914	711	685	(4)
ASP-R-PAC Acquisition Co LLC	First Lien Revolver, LIBOR+6.00% cash due 12/29/2027		Paper Packaging	—	(3)	(8)	(5)
ASP-R-PAC Acquisition Co LLC	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	10.38%	Paper Packaging	1,729	1,701	1,666
Total ASP-R-PAC Acquisition Co LLC				1,729	1,698	1,658
Astra Acquisition Corp.	First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	9.63%	Application Software	2,078	2,034	1,844	(4)
Asurion, LLC	First Lien Term Loan, SOFR+4.00% cash due 8/19/2028	8.68%	Property & Casualty Insurance	1,995	1,901	1,785
Asurion, LLC	Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	9.63%	Property & Casualty Insurance	2,423	2,220	1,898
Total Asurion, LLC				4,418	4,121	3,683
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	10.32%	Airport Services	3,647	3,595	3,468	(4)
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	9.07%	Health Care Services	3,389	3,357	3,294
BAART Programs, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	9.73%	Health Care Services	806	798	768	(4)(5)
Total BAART Programs, Inc.				4,195	4,155	4,062
BYJU's Alpha, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 11/24/2026	10.70%	Application Software	3,960	3,912	3,193
Covetrus, Inc.	First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	9.58%	Health Care Distributors	2,280	2,143	2,142	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	8.73%	Biotechnology	2,863	2,842	2,806
DirecTV Financing, LLC	First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	9.38%	Cable & Satellite	2,663	2,636	2,598	(4)
Domtar Corporation	First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	9.79%	Paper Products	2,497	2,472	2,397
DTI Holdco, Inc.	First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	8.84%	Research & Consulting Services	2,993	2,938	2,764	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	8.88%	Application Software	$2,438	$2,413	$2,158
Gibson Brands, Inc.	First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	9.13%	Leisure Products	3,960	3,920	2,930
Harbor Purchaser Inc.	First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	9.67%	Education Services	3,990	3,882	3,807	(4)
Indivior Finance S.À.R.L.	First Lien Term Loan, SOFR+5.25% cash due 6/30/2026	10.09%	Pharmaceuticals	3,940	3,884	3,881
INW Manufacturing, LLC	First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	10.48%	Personal Products	2,344	2,293	2,004	(4)
Iris Holding, Inc.	First Lien Term Loan, SOFR+4.75% cash due 6/28/2028	8.94%	Metal & Glass Containers	1,995	1,849	1,819
LaserAway Intermediate Holdings II, LLC	First Lien Term Loan, LIBOR+5.75% cash due 10/14/2027	9.76%	Health Care Services	3,960	3,897	3,891
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	7.88%	Electronic Components	1,355	1,203	1,300
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1)	(6)	(4)(5)
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	10.23%	Application Software	1,642	1,629	1,583	(4)
Total MRI Software LLC				1,642	1,628	1,577
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	9.23%	Electrical Components & Equipment	5,239	5,230	5,082
OEConnection LLC	First Lien Term Loan, SOFR+4.00% cash due 9/25/2026	8.42%	Application Software	3,878	3,861	3,705	(4)
Planview Parent, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 12/17/2027	8.73%	Application Software	688	649	643
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	11.98%	Application Software	2,842	2,799	2,551	(4)
Total Planview Parent, Inc.				3,530	3,448	3,194
Pluralsight, LLC	First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	11.83%	Application Software	4,465	4,401	4,354	(4)
Pluralsight, LLC	First Lien Revolver, LIBOR+8.00% cash due 4/6/2027	12.36%	Application Software	158	153	150	(4)(5)
Total Pluralsight, LLC				4,623	4,554	4,504
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	9.66%	Footwear	6,078	6,068	4,710
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.23% cash due 4/27/2024	9.64%	Footwear	102	102	89
Total SHO Holding I Corporation				6,180	6,170	4,799
Spanx, LLC	First Lien Term Loan, LIBOR+5.25% cash due 11/20/2028	9.64%	Apparel Retail	4,950	4,867	4,833	(4)
SPX Flow, Inc.	First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	8.92%	Industrial Machinery	5,985	5,730	5,605	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	8.48%	Application Software	2,813	2,714	2,436	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	8.05%	Health Care Facilities	3,044	3,034	3,014
TIBCO Software Inc.	First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	9.18%	Application Software	2,654	2,423	2,377	(4)
Touchstone Acquisition, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	10.38%	Health Care Supplies	3,016	2,964	2,948	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	8.88%	Human Resource & Employment Services	1,578	1,578	987
Windstream Services II, LLC	First Lien Term Loan, SOFR+6.25% cash due 9/21/2027	10.67%	Integrated Telecommunication Services	4,874	4,742	4,433	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	12.17%	Aerospace & Defense	3,000	2,987	2,528	(4)
WP CPP Holdings, LLC	First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	8.17%	Aerospace & Defense	990	956	864	(4)
Total WP CPP Holdings, LLC				3,990	3,943	3,392
Total Portfolio Investments				$134,080	$131,077	$123,339

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

__________
(1) Represents the interest rate as of December 31, 2022. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2022, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 4.38%, the 90-day LIBOR at 4.73%, the 30-day SOFR at 4.32% and the 90-day SOFR at 4.58%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of December 31, 2022 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of December 31, 2022.
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.0 million and $49.5 million, respectively, as of December 31, 2022. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. For the three months ended December 31, 2022 and December 31, 2021, the Company's investment in the Glick JV Notes earned interest income of $1.6 million and $1.1 million, respectively. The Company did not earn dividend income for the three months ended December 31, 2022 and December 31, 2021 with respect to its investment in the LLC equity interest of the Glick JV. As of December 31, 2022, the Glick JV Notes bore interest at a rate of one-month LIBOR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of December 31, 2022 and September 30, 2022 and for the three months ended December 31, 2022 and December 31, 2021:

	December 31, 2022	September 30, 2022
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2022: $131,077; September 30, 2022: $140,083)	$123,339	$133,144
Cash and cash equivalents	9,777	7,021
Restricted cash	1,747	1,788
Other assets	2,592	4,855
Total assets	$137,455	$146,808

Senior credit facility payable	$76,082	$82,082
Glick JV Notes payable at fair value (proceeds December 31, 2022: $67,485; September 30, 2022: $68,185)	56,614	57,463
Other liabilities	4,759	7,263
Total liabilities	$137,455	$146,808
Members' equity	—	—
Total liabilities and members' equity	$137,455	$146,808

	For the three months ended December 31, 2022	For the three months ended December 31, 2021
Selected Statements of Operations Information:
Interest income	$3,403	$2,160
Fee income	—	—
Total investment income	3,403	2,160
Senior credit facility interest expense	1,285	510
Glick JV Notes interest expense	1,324	818
Other expenses	53	39
Total expenses (1)	2,662	1,367
Net investment income	741	793
Net unrealized appreciation (depreciation)	(651)	(882)
Realized gain (loss)	(90)	89
Net income (loss)	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.

During the three months ended December 31, 2022 and 2021, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three months ended December 31, 2022 and 2021, the Company recorded total fee income of $2.0 million and $0.9 million, respectively, of which $0.2 million and $0.2 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and certain exit fees.

Note 5. Share Data and Net Assets
The share and per share information disclosed in Note 5 have been retrospectively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2022 and 2021:

(Share amounts in thousands)	Three months ended December 31, 2022	Three months ended December 31, 2021
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$13,172	$39,408
Weighted average common shares outstanding — basic and diluted	61,142	60,127
Earnings (loss) per common share — basic and diluted	$0.22	$0.66

Changes in Net Assets

The following table presents the changes in net assets for the three months ended December 31, 2022:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2022	61,125	$611	$1,827,721	$(582,769)	$1,245,563
Net investment income	—	—	—	38,808	38,808
Net unrealized appreciation (depreciation)	—	—	—	(22,982)	(22,982)
Net realized gains (losses)	—	—	—	(3,203)	(3,203)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	549	549
Distributions to stockholders	—	—	—	(58,679)	(58,679)
Issuance of common stock under dividend reinvestment plan	95	1	1,932	—	1,933
Balance as of December 31, 2022	61,220	$612	$1,829,653	$(628,276)	$1,201,989

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the changes in net assets for the three months ended December 31, 2021:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2021	60,120	$601	$1,805,557	$(493,335)	$1,312,823
Net investment income	—	—	—	32,295	32,295
Net unrealized appreciation (depreciation)	—	—	—	(4,586)	(4,586)
Net realized gains (losses)	—	—	—	9,321	9,321
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	2,378	2,378
Distributions to stockholders	—	—	—	(27,956)	(27,956)
Issuance of common stock under dividend reinvestment plan	36	1	785	—	786
Balance as of December 31, 2021	60,156	$602	$1,806,342	$(481,883)	$1,325,061

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

For income tax purposes, the Company estimated its distributions for the 2022 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2022 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2022 and 2021:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(1)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	$0.42	$24.8	million	41,510	(1)	$0.8	million
Total for the three months ended December 31, 2022				$0.96	$56.8	million	94,879		$1.9	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465	$27.2	million	35,990	(1)	$0.8	million
Total for the three months ended December 31, 2021				$0.465	$27.2	million	35,990		$0.8	million
 __________
(1) New shares were issued and distributed.

Common Stock Issuances
During the three months ended December 31, 2022 and 2021, the Company issued of 94,879 and 35,990, respectively, of shares of common stock as part of the DRIP.
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
In connection with the "at the market" offering, the Company did not issue or sell any shares of common stock during the three months ended December 31, 2022.
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

As of December 31, 2022, the size of the Syndicated Facility was $1.0 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of December 31, 2022, (i) the period during which the Company may make drawings will expire on May 4, 2025 and the maturity date is May 4, 2026 and (ii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at the Company’s option) was 2.00% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSL Senior Funding II LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of December 31, 2022, except for assets that were held by OCSL Senior Funding II LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of December 31, 2022, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of December 31, 2022 and September 30, 2022, the Company had $695.0 million and $540.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $695.0 million and $540.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 5.849% and 2.174% for the three months ended December 31, 2022 and 2021, respectively. For the three months ended

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

December 31, 2022 and 2021, the Company recorded interest expense (inclusive of fees) of $10.0 million and $3.8 million, respectively, related to the Syndicated Facility.
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
As of December 31, 2022, the Company was able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of December 31, 2022, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of December 31, 2022, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of December 31, 2022, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of the Company’s equity interests in OCSL Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of December 31, 2022 and September 30, 2022, the Company had $165.0 million and $160.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $165.0 million and $160.0 million, respectively. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.508% and 1.830% for the three months ended December 31, 2022 and 2021, respectively. For the three months ended December 31, 2022 and 2021, the Company recorded interest expense (inclusive of fees) of $2.7 million and $0.8 million, respectively, related to the Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2022, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2022, the Company did not repurchase any of the 2027 Notes in the open market.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(1.6)	(3.1)	(1.8)	(3.2)
Unaccreted discount	(1.1)	(0.7)	(1.2)	(0.7)
Interest rate swap fair value adjustment	—	(39.9)	—	(42.0)
Net carrying value	$297.3	$306.3	$297.0	$304.1
Fair Value	$286.7	$296.8	$283.1	$294.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three months ended December 31, 2022:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$2.6	$2.4
Amortization of financing costs and discount	0.3	0.2
Effect of interest rate swap	—	2.5
Total interest expense	$2.9	$5.1
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	5.586%
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2022 and 2021.

	Three months ended December 31, 2022	Three months ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$13,172	$39,408
Net unrealized (appreciation) depreciation	22,982	4,586
Book/tax difference due to organizational costs	—	(22)
Book/tax difference due to capital losses utilized	8,013	(10,531)
Other book/tax differences	(12,910)	(11,171)
Taxable/Distributable Income (1)	$31,257	$22,270
 __________
(1) The Company's taxable income for the three months ended December 31, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2022, $11.4 million of the $13.1 million deferred tax assets would not more likely than not be realized in future periods. As of December 31, 2022, the Company recorded a net deferred tax asset of $1.7 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended December 31, 2022, the Company recognized a total benefit for income tax related to realized and unrealized losses of $0.5 million, which was primarily all current income tax benefit.
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
During the three months ended December 31, 2022, the Company recorded an aggregate net realized loss of $3.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$4.4
Carvana Co.	(2.8)
ASP Unifrax Holdings Inc.	(2.1)
Global Medical Response Inc.	(1.0)
Other, net	(1.7)
Total, net	$(3.2)
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
During the three months ended December 31, 2022 and 2021, the Company recorded net unrealized depreciation of $23.0 million and $4.6 million, respectively. For the three months ended December 31, 2022, this consisted of $18.7 million of net unrealized depreciation on debt investments and $11.0 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $3.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.8 million of net unrealized appreciation on equity investments. For the three months ended December 31, 2021, this consisted of $4.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), $1.8 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $2.8 million of net unrealized appreciation on equity investments.

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
Note 10. Related Party Transactions

As of December 31, 2022 and September 30, 2022, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $16.9 million and $15.9 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The investment advisory agreement with Oaktree was subsequently amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger and on January 23, 2023 in connection with the OSI2 Merger. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM.
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
Base Management Fee

Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. Effective May 3, 2019, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the SEC with respect to debentures issued by a small business investment company subsidiary. In connection with the OCSI Merger, Oaktree waived an aggregate of $6 million of base management fees otherwise payable to Oaktree in the two years following the closing of the OCSI Merger on March 19, 2021 at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter). In connection with the OSI2 Merger, Oaktree waived an aggregate of $9.0 million of base management fees payable to Oaktree as follows: $6.0 million at a rate of $1.5 million per quarter (with such amount appropriately prorated for any partial quarter) in the first year following closing of the OSI2 Merger on January 23, 2023 and $3.0 million at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter) in the second year following closing of the OSI2 Merger.
For the three months ended December 31, 2022 and 2021, the base management fee incurred under the Investment Advisory Agreement was $9.2 million (net of waiver) and $9.2 million (net of waiver), respectively.
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID debt, instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income.

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

For the three months ended December 31, 2022 and 2021, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $7.7 million and $6.5 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of December 31, 2022, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of December 31, 2022 under the Investment Advisory Agreement, no Part II incentive fees would be payable.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2022, there were no accrued capital gains incentive fees. For the three months ended December 31, 2021, $1.8 million of accrued capital gains incentive fees were expensed. As of December 31, 2022, the total accrued capital gains incentive fee liability was zero.
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
For providing these services, facilities and personnel, the Company reimburses Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices (which are located in a building owned by a Brookfield affiliate) at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
For the three months ended December 31, 2022 and 2021, the Company accrued administrative expenses of $0.4 million and $0.5 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively.
As of December 31, 2022 and September 30, 2022, $3.3 million and $3.2 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2022 (8)	Three months ended December 31, 2021 (8)
Net asset value per share at beginning of period	$20.38	$21.84
Net investment income (1)	0.63	0.54
Net unrealized appreciation (depreciation) (1)	(0.38)	(0.08)
Net realized gains (losses) (1)	(0.05)	0.16
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	0.01	0.04
Distributions of net investment income to stockholders	(0.96)	(0.47)
Net asset value per share at end of period	$19.63	$22.03
Per share market value at beginning of period (7)	$18.00	$21.18
Per share market value at end of period (7)	$20.61	$22.38
Total return (2)	19.90%	7.92%
Common shares outstanding at beginning of period	61,125	60,120
Common shares outstanding at end of period	61,220	60,156
Net assets at beginning of period	$1,245,563	$1,312,823
Net assets at end of period	$1,201,989	$1,325,061
Average net assets (3)	$1,241,806	$1,327,934
Ratio of net investment income to average net assets (4)	12.40%	9.65%
Ratio of total expenses to average net assets (4)	13.11%	8.99%
Ratio of net expenses to average net assets (4)	12.87%	8.77%
Ratio of portfolio turnover to average investments at fair value	4.24%	9.14%
Weighted average outstanding debt (5)	$1,441,326	$1,331,141
Average debt per share (1)	$23.57	$22.14
Asset coverage ratio at end of period (6)	176.31%	200.81%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of principal debt outstanding for the period.
(6)	Based on outstanding senior securities of $1,514.4 million and $1,300.0 million as of December 31, 2022 and 2021, respectively.
(7)
Per share market values are adjusted to reflect the 1-for-3 reverse stock split of the Company's common stock completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(8)
The share and per share information disclosed in this table has been retrospectively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2022, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
In connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of December 31, 2022, the Company paid $39.8 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$44,825	€44,224	2/9/2023	$—	$(2,499)	Derivative liability
Foreign currency forward contract	$46,412	£39,965	2/9/2023	$—	$(1,712)	Derivative liability
				$—	$(4,211)
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$43,179	€41,444	11/10/2022	$2,466	$—	Derivative asset
Foreign currency forward contract	$45,692	£37,033	11/10/2022	$4,323	$—	Derivative asset
				$6,789	$—
Certain information related to the Company’s interest rate swap is presented below as of December 31, 2022.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$39,928	Derivative liability
			$—	$39,928
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2022.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$41,969	Derivative liability
			$—	$41,969

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2022, the Company's only off-balance sheet arrangements consisted of $198.9 million of unfunded commitments, which was comprised of $171.8 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. As of September 30, 2022, the Company's only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of its portfolio companies and $49.0 million to provide financing to the JVs. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of December 31, 2022 and September 30, 2022 is shown in the table below:

	December 31, 2022	September 30, 2022
Delta Leasing SPV II LLC	$23,004	$27,187
Fairbridge Strategic Capital Funding LLC	15,995	22,150
OCSI Glick JV LLC	13,998	13,998
Senior Loan Fund JV I, LLC	13,125	35,000
BioXcel Therapeutics, Inc.	11,785	11,785
Dominion Diagnostics, LLC	11,148	11,148
BAART Programs, Inc.	7,675	8,645
iCIMs, Inc.	6,930	6,930
Marinus Pharmaceuticals, Inc.	5,734	5,734
scPharmaceuticals Inc.	5,212	—
Assembled Brands Capital LLC	5,035	2,008
RumbleOn, Inc.	4,822	4,822
MRI Software LLC	4,427	5,196
107 Fair Street LLC	4,322	—
Grove Hotel Parcel Owner, LLC	4,293	4,293
Accupac, Inc.	4,197	4,605
Innocoll Pharmaceuticals Limited	4,195	4,195
Avalara, Inc.	4,147	—
Mindbody, Inc.	4,000	4,000
OTG Management, LLC	3,789	3,789
Mesoblast, Inc.	3,553	3,553
Establishment Labs Holdings Inc.	3,384	5,075
112-126 Van Houten Real22 LLC	3,174	—
ADC Therapeutics SA	3,020	3,020
Spanx, LLC	2,762	2,226
PRGX Global, Inc.	2,518	2,518
SCP Eye Care Services, LLC	2,356	—
Relativity ODA LLC	2,218	2,218
Berner Food & Beverage, LLC	2,197	1,392
Salus Workers' Compensation, LLC	2,171	—
Pluralsight, LLC	1,766	3,532
Tahoe Bidco B.V.	1,741	1,741
CorEvitas, LLC	1,526	915
Coyote Buyer, LLC	1,333	1,333
MHE Intermediate Holdings, LLC	1,229	1,429
Kings Buyer, LLC	1,208	1,537
Liquid Environmental Solutions Corporation	1,115	1,115
Acquia Inc.	923	1,326
Apptio, Inc.	892	1,338
Digital.AI Software Holdings, Inc.	826	826
Telestream Holdings Corporation	528	528
GKD Index Partners, LLC	320	320
PFNY Holdings, LLC	275	1,527
Ardonagh Midco 3 PLC	—	4,372
Dialyze Holdings, LLC	—	3,431
Thrasio, LLC	—	2,578
109 Montgomery Owner LLC	—	477
LSL Holdco, LLC	—	427
Total	$198,868	$224,239

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2022, except as discussed below.
Distribution Declaration
On January 27, 2023, the Company’s Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on March 31, 2023 to stockholders of record on March 15, 2023.
Investment Advisory Agreement

On January 23, 2023, in connection with the consummation of the OSI2 Merger, the Company entered into an amended and restated investment advisory agreement with Oaktree to amend and restate the prior investment advisory agreement, dated as of March 19, 2021, by and between the Company and Oaktree to (1) waive an aggregate of $9.0 million of base management fees otherwise payable to the Oaktree in the two years following the closing of the OSI2 Merger and (2) revise the calculation of the incentive fees to eliminate certain unintended consequences of the accounting treatment of the OSI2 Merger on the incentive fees payable to Oaktree. None of the other terms were changed, and the services to be provided by Oaktree and the term of the Investment Advisory Agreement remain the same.
OSI2 Merger

On January 23, 2023, the Company completed the OSI2 Merger. In accordance with the terms of the OSI2 Merger Agreement, at the effective time of the OSI2 Merger, each outstanding share of OSI2 common stock was converted into the right to receive 0.9115 shares of the Company’s common stock (with OSI2’s stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the OSI2 Merger, the Company issued an aggregate of 15,860,200 shares of its common stock to former OSI2 stockholders. Following completion of the OSI2 Merger, the Company had 77,079,805 shares of common stock outstanding.
OSI2 Citibank Facility

On January 23, 2023, as a result of the consummation of the OSI2 Merger, the Company became party to the OSI2 Citibank Facility (as described below).

OSI 2 Senior Lending SPV, LLC (“OSI 2 SPV”), the Company’s wholly-owned and consolidated subsidiary, is party to a loan and security agreement dated as of July 26, 2019, which was subsequently amended on September 20, 2019, July 2, 2020, December 31, 2020, March 31, 2021 and December 2, 2022 (as amended, the “OSI2 Citibank Loan Agreement”), with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the OSI2 Citibank Loan Agreement, the Company serves as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.

The OSI2 Citibank Loan Agreement provides for a senior secured revolving credit facility (the “OSI2 Citibank Facility”) of up to $250 million (the “Citibank Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the OSI2 Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The OSI2 Citibank Facility has a reinvestment period through May 26, 2023, during which advances may be made, and matures on January 26, 2025. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the OSI2 Citibank Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) LIBOR for a three month maturity and (b) for all other lenders under the OSI2 Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the reinvestment period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the reinvestment period, the applicable spread is 3.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets.

As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.

Under the OSI2 Citibank Facility, the Company and OSI 2 SPV, as applicable, have made customary representations and warranties, and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.

OSI 2 SPV’s borrowings are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act.

As of January 23, 2023, the Company had $225.0 million outstanding under the OSI2 Citibank Facility.
Reverse Stock Split

On January 20, 2023, the Company amended its restated certificate of incorporation, as amended and corrected, to effect a 1-for-3 reverse stock split. Immediately following completion of the reverse stock split, the Company had 61,219,605 shares of common stock outstanding.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2022	Gross Additions (3)	Gross Reductions (4)	Fair Value as of December 31, 2022	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC		Data Processing & Outsourced Services
829 Common Units				$—	$—	$—	$—	$—	$—	—%
34,984,460.37 Preferred Units				—	—	27,638	—	—	27,638	2.3%
Dominion Diagnostics, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 2/28/2024	9.73%		$14,297	—	331	14,333	—	(36)	14,297	1.2%
First Lien Revolver, LIBOR+5.00% cash due 2/28/2024			—	—	14	—	—	—	—	—%
30,030.8 Common Units in DD Healthcare Services Holdings, LLC				—	—	4,946	—	(719)	4,227	0.4%
OCSI Glick JV LLC (5)		Multi-Sector Holdings
Subordinated Debt, LIBOR+4.50% cash due 10/20/2028	7.67%		59,049	—	1,624	50,283	380	(1,127)	49,536	4.1%
87.5% equity interest				—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)		Multi-Sector Holdings
Subordinated Debt, LIBOR+7.00% cash due 12/29/2028	10.17%		112,656	—	2,611	96,250	16,406	—	112,656	9.4%
87.5% LLC equity interest				—	1,050	20,715	5,469	(2,076)	24,108	2.0%
Total Control Investments			$186,002	$—	$5,630	$214,165	$22,255	$(3,958)	$232,462	19.3%

Affiliate Investments
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	11.48%		$21,464	$—	$646	$24,225	$55	$(3,028)	$21,252	1.8%
1,609,201 Class A Units				—	—	370	—	(16)	354	—%
1,019,168.80 Preferred Units, 6%				—	—	1,223	20	—	1,243	0.1%
70,424.5641 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	—	—	—	—	—%
Caregiver Services, Inc.		Health Care Services
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	378	—	(54)	324	—%
Total Affiliate Investments			$21,464	$—	$646	$26,196	$75	$(3,098)	$23,173	1.9%
Total Control & Affiliate Investments			$207,466	$—	$6,276	$240,361	$22,330	$(7,056)	$255,635	21.2%

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

(5)Together with GF Equity Funding, the Company co-invests through Glick JV. Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to Glick JV must be approved by the Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).
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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2021.
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022 and elsewhere in this quarterly report on Form 10-Q.
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
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to Business Development Companies or, regulated investment companies, or RICs;
•the ability to realize the benefits of the OSI2 Merger (as defined below); and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
We are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator, an affiliate of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.

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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by approximately $800 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $71 million at fair value as of December 31, 2022. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.

On March 19, 2021, we acquired Oaktree Strategic Income Corporation, or OCSI, pursuant to an agreement and plan or merger, or the OCSI Merger Agreement, dated as of October 28, 2020, by and among OCSI, us, Lion Merger Sub, Inc., our wholly-owned subsidiary, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OCSI Merger Agreement, OCSI was merged with and into us in a two-step transaction with us as the surviving company, or the OCSI Merger.

On January 23, 2023, we acquired Oaktree Strategic Income II, Inc., or OSI2, pursuant to that certain Agreement and Plan of Merger, or the OSI2 Merger Agreement, dated as of September 14, 2022, by and among OSI2, us, Project Superior Merger Sub, Inc., a wholly-owned subsidiary of us, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OSI2 Merger Agreement, OSI2 was merged with and into us in a two-step transaction with us as the surviving company, or the OSI2 Merger.
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

As of December 31, 2022, 87.3% of our debt investment portfolio (at fair value) and 87.2% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans may also be indexed to the Secured Overnight Financing Rate, or SOFR, or the Sterling Overnight Index Average, or SONIA. Most U.S. dollar LIBOR rates will continue to be published through June 30, 2023. The FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there are an increasing number of issuances utilizing SOFR or SONIA, these alternative reference rates may not attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
The fair value of our investments as of December 31, 2022 and September 30, 2022 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of December 31, 2022, 92.1% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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

As of December 31, 2022, we held $2,642.9 million of investments at fair value, up from $2,494.1 million held at September 30, 2022, primarily driven by new originations outpacing the rate of repayments. As of December 31, 2022 and September 30, 2022, approximately 95.5% and 94.2%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of December 31, 2022 and September 30, 2022, there were no investments on non-accrual status.
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
During the three months ended December 31, 2022, we originated $250.3 million of investment commitments in 18 new and seven existing portfolio companies and funded $274.4 million of investments.
During the three months ended December 31, 2022, we received $104.4 million of proceeds from prepayments, exits, other paydowns and sales and exited 11 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2022	September 30, 2022
Cost:
Senior secured debt	84.94%	85.08%
Debt investments in the JVs	5.85	5.59
Preferred equity	3.16	3.26
Subordinated debt	2.48	2.57
LLC equity interests of the JVs	1.97	1.88
Common equity and warrants	1.60	1.62
Total	100.00%	100.00%

	December 31, 2022	September 30, 2022
Fair value:
Senior secured debt	86.32%	86.86%
Debt investments in the JVs	6.14	5.88
Preferred equity	3.05	3.19
Subordinated debt	2.35	2.28
Common equity and warrants	1.23	0.96
LLC equity interests of the JVs	0.91	0.83
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2022	September 30, 2022
Cost:
Application Software	15.66%	14.98%
Multi-Sector Holdings (1)	8.27	7.48
Pharmaceuticals	4.73	4.83
Data Processing & Outsourced Services	4.25	4.60
Biotechnology	4.02	4.20
Health Care Technology	3.97	3.82
Specialized Finance	3.15	3.09
Industrial Machinery	2.93	3.12
Health Care Services	2.37	2.24
Internet & Direct Marketing Retail	2.36	2.59
Aerospace & Defense	2.23	2.37
Construction & Engineering	2.19	2.33
Health Care Distributors	2.10	2.18
Other Diversified Financial Services	2.06	1.12
Personal Products	1.91	2.03
Automotive Retail	1.86	2.26
Auto Parts & Equipment	1.84	0.48
Real Estate Operating Companies	1.80	1.82
Fertilizers & Agricultural Chemicals	1.77	1.88
Internet Services & Infrastructure	1.77	2.07
Metal & Glass Containers	1.70	1.82
Home Improvement Retail	1.63	1.75
Soft Drinks	1.58	1.31
Airport Services	1.57	1.65
Leisure Facilities	1.48	1.52
Insurance Brokers	1.41	1.36
Diversified Support Services	1.37	1.45
Specialty Chemicals	1.34	1.43
Health Care Supplies	1.32	1.39
Real Estate Services	1.30	1.54
Integrated Telecommunication Services	1.25	1.32
Electrical Components & Equipment	1.22	1.29
Advertising	0.99	1.08
Movies & Entertainment	0.94	1.00
Distributors	0.91	0.97
Airlines	0.87	—
Health Care Equipment	0.79	0.93
Environmental & Facilities Services	0.76	0.80
Oil & Gas Storage & Transportation	0.72	0.85
Home Furnishings	0.70	0.75
Systems Software	0.54	0.57
Consumer Finance	0.52	0.55
Hotels, Resorts & Cruise Lines	0.50	0.53
IT Consulting & Other Services	0.42	0.45
Restaurants	0.34	0.36
Education Services	0.33	0.35
Cable & Satellite	0.29	0.79
Research & Consulting Services	0.28	0.35
Apparel, Accessories & Luxury Goods	0.19	0.20
Air Freight & Logistics	0.18	0.28
Integrated Oil & Gas	0.18	0.19
Apparel Retail	0.17	0.20
Food Distributors	0.17	0.18
Specialized REITs	0.16	0.16
Real Estate Development	0.15	—
Diversified Banks	0.13	0.13
Technology Distributors	0.11	0.12
Construction Materials	0.08	0.09
Housewares & Specialties	0.08	0.09
Electronic Components	0.08	0.08
Alternative Carriers	0.01	0.01
Oil & Gas Refining & Marketing	—	0.33
Trading Companies & Distributors	—	0.29
Total	100.00%	100.00%

	December 31, 2022	September 30, 2022
Fair value:
Application Software	15.95%	15.43%
Multi-Sector Holdings (1)	7.53	6.71
Pharmaceuticals	4.82	4.79
Biotechnology	4.37	4.35
Data Processing & Outsourced Services	4.02	4.46
Health Care Technology	3.92	3.90
Industrial Machinery	3.02	3.25
Specialized Finance	3.02	2.93
Internet & Direct Marketing Retail	2.50	2.82
Aerospace & Defense	2.33	2.48
Construction & Engineering	2.31	2.45
Health Care Distributors	2.08	2.19
Other Diversified Financial Services	2.05	0.98
Fertilizers & Agricultural Chemicals	1.98	2.08
Health Care Services	1.94	1.84
Automotive Retail	1.92	2.31
Real Estate Operating Companies	1.90	1.93
Auto Parts & Equipment	1.89	0.46
Internet Services & Infrastructure	1.85	2.16
Personal Products	1.85	2.01
Home Improvement Retail	1.71	1.82
Metal & Glass Containers	1.69	1.91
Soft Drinks	1.68	1.35
Airport Services	1.64	1.72
Leisure Facilities	1.54	1.57
Insurance Brokers	1.48	1.33
Health Care Supplies	1.43	1.47
Diversified Support Services	1.35	1.47
Real Estate Services	1.35	1.59
Electrical Components & Equipment	1.25	1.32
Integrated Telecommunication Services	1.21	1.29
Specialty Chemicals	1.19	1.36
Movies & Entertainment	1.00	1.07
Advertising	0.98	1.08
Airlines	0.98	—
Distributors	0.93	0.98
Health Care Equipment	0.86	0.97
Environmental & Facilities Services	0.78	0.83
Oil & Gas Storage & Transportation	0.69	0.84
Home Furnishings	0.68	0.73
Hotels, Resorts & Cruise Lines	0.53	0.56
Systems Software	0.46	0.51
Consumer Finance	0.43	0.53
Education Services	0.34	0.34
Restaurants	0.33	0.35
Cable & Satellite	0.30	0.78
Research & Consulting Services	0.27	0.34
IT Consulting & Other Services	0.26	0.34
Integrated Oil & Gas	0.18	0.20
Apparel Retail	0.18	0.21
Real Estate Development	0.16	—
Air Freight & Logistics	0.16	0.26
Food Distributors	0.14	0.13
Diversified Banks	0.13	0.14
Specialized REITs	0.12	0.13
Technology Distributors	0.11	0.12
Housewares & Specialties	0.09	0.10
Construction Materials	0.07	0.08
Electronic Components	0.06	0.08
Alternative Carriers	0.01	0.01
Oil & Gas Refining & Marketing	—	0.34
Trading Companies & Distributors	—	0.22
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in the JVs.

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
As of December 31, 2022 and September 30, 2022, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of December 31, 2022, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of September 30, 2022, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of December 31, 2022, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I. During the three months ended December 31, 2022, we contributed $16.4 million to fund additional SLF JV I Notes and approximately $5.5 million to fund additional LLC equity interests in SLF JV I. As of September 30, 2022, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of December 31, 2022. Both the cost and fair value of our SLF JV I Notes were $96.3 million as of September 30, 2022. We earned interest income of $2.6 million and $2.0 million on the SLF JV I Notes for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $24.1 million, respectively, as of December 31, 2022, and $49.3 million and $20.7 million, respectively, as of September 30, 2022. We earned $1.1 million and $0.5 million in dividend income for the three months ended December 31, 2022 and December 31, 2021, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Senior secured loans (1)	$382,148	$383,194
Weighted average interest rate on senior secured loans (2)	9.55%	8.33%
Number of borrowers in SLF JV I	59	60
Largest exposure to a single borrower (1)	$11,337	$10,093
Total of five largest loan exposures to borrowers (1)	$51,990	$48,139
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
As of December 31, 2022 and September 30, 2022, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of December 31, 2022 and September 30, 2022, of which $73.5 million was from us. As of December 31, 2022 and September 30, 2022, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of December 31, 2022 and September 30, 2022, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $50.0 million and $49.5 million, respectively, as of December 31, 2022. The cost and fair value of our aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. For the three months ended December 31, 2022 and December 31, 2021, our investment in the Glick JV Notes earned interest income of $1.6 million and $1.1 million, respectively. We did not earn any dividend income for the three months ended December 31, 2022 and December 31, 2021 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Senior secured loans (1)	$134,080	$143,225
Weighted average current interest rate on senior secured loans (2)	9.86%	8.52%
Number of borrowers in the Glick JV	40	43
Largest loan exposure to a single borrower (1)	$7,476	$6,562
Total of five largest loan exposures to borrowers (1)	$29,830	$28,973
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
Comparison of three months ended December 31, 2022 and December 31, 2021
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended December 31, 2022 and 2021 was $79.2 million and $64.9 million, respectively. For the three months ended December 31, 2022, this amount consisted of $76.1 million of interest income from portfolio investments (which included $6.1 million of PIK interest), $2.0 million of fee income and $1.1 million of dividend income. For the three months ended December 31, 2021, this amount consisted of $60.1 million of interest income from portfolio investments (which included $4.7 million of PIK interest), $0.9 million of fee income and $3.9 million of dividend income. The increase of $14.2 million, or 21.9%, in our total investment income for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, was due primarily to (1) a $16.0 million increase in interest income, which was primarily driven by the impact of rising reference rates on interest income and (2) a $1.1 million increase in fee income primarily due to higher exit and amendment fees. This was partially offset by a $2.9 million decrease in dividend income.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2022 and 2021 were $40.3 million and $29.3 million, respectively. Net expenses increased for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, by $11.0 million, or 37.3%, primarily due to (1) a $11.3 million increase in interest expense due to higher borrowings outstanding and the impact of rising reference rates and (2) a $1.2 million increase in Part I incentive fees mainly due to higher total investment income. These were partially offset by $1.8 million of lower accrued Part II incentive fees.
Net Investment Income
Primarily as a result of the $14.2 million increase in total investment income, the $11.0 million increase in net expenses and a $3.3 million decrease in the provision for taxes on net investment income, net investment income for the three months ended December 31, 2022 increased by $6.5 million compared to the three months ended December 31, 2021.
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
During the three months ended December 31, 2022 and 2021, we recorded aggregate net realized gains (losses) of $(3.2) million and $9.3 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2022 and 2021.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the three months ended December 31, 2022 and 2021, we recorded net unrealized depreciation of $23.0 million and $4.6 million, respectively. For the three months ended December 31, 2022, this consisted of $18.7 million of net unrealized depreciation on debt investments and $11.0 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $3.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.8 million of net unrealized appreciation on equity investments. For the three months ended December 31, 2021, this consisted of $4.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), $1.8 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $2.8 million of net unrealized appreciation on equity investments.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2022, we had $1,514.4 million in senior securities and our asset coverage ratio was 176.3%. During the year ended September 30, 2022, we increased our target debt to equity ratio from 0.85x to 1.0x to 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) to provide us with increased capacity to opportunistically deploy capital into the markets. As of December 31, 2022, our net debt to equity ratio was 1.24x.
For the three months ended December 31, 2022, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $7.1 million. During that period, net cash used in operating activities was $109.9 million, primarily from funding $261.4 million of investments and $10.0 million of net decrease in payables from unsettled transactions, partially offset by $108.8 million of principal payments and sale proceeds received, the cash activities related to $38.8 million of net investment income and a $16.3 million increase in due from portfolio companies. During the same period, net cash provided by financing activities was $103.3 million, primarily consisting of $160.0 million of net borrowings under the credit facilities, partially offset by $56.7 million of cash distributions paid to our stockholders.
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
As of December 31, 2022, we had $19.2 million in cash and cash equivalents (including $1.9 million of restricted cash), portfolio investments (at fair value) of $2.6 billion, $37.8 million of interest, dividends and fees receivable, $6.2 million of due from portfolio companies, $340.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $12.3 million of net payables from unsettled transactions, $860.0 million of borrowings outstanding under our credit facilities and $603.6 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2022, our only off-balance sheet arrangements consisted of $198.9 million of unfunded commitments, which was comprised of $171.8 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. As of September 30, 2022, our only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of our portfolio companies and $49.0 million to provide financing to the JVs.
As of December 31, 2022, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility (as defined below), Citibank Facility (as defined below), our 3.500% notes due 2025, or the 2025 Notes, and our 2.700% notes due 2027, or the 2027 Notes:

	Debt Outstanding as of September 30, 2022	Debt Outstanding as of December 31, 2022	Weighted average debt outstanding for the three months ended December 31, 2022	Maximum debt outstanding for the three months ended December 31, 2022
Syndicated Facility	$540,000	$695,000	$627,826	$710,000
Citibank Facility	160,000	165,000	163,500	175,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
Total debt	$1,350,000	$1,510,000	$1,441,326

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of December 31, 2022
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$695,000	$—	$—	$695,000
Interest due on Syndicated Facility	145,376	43,494	86,988	14,894
Citibank Facility	165,000	—	165,000	—
Interest due on Citibank Facility	20,573	10,915	9,658	—
2025 Notes	300,000	—	300,000	—
Interest due on 2025 Notes	22,640	10,500	12,140	—
2027 Notes	350,000	—	—	350,000
Interest due on 2027 Notes (a)	81,200	20,080	40,160	20,960
Total	$1,779,789	$84,989	$613,946	$1,080,854
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.
Equity Issuances
During the three months ended December 31, 2022 and 2021, we issued an aggregate of 94,879 and 35,990, respectively, shares of common stock as part of the DRIP.
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

In connection with the "at the market" offering, we did not issue or sell any shares of common stock during the three months ended December 31, 2022.
Distributions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2020. The distributions per share and shares issued under our DRIP information disclosed in this table has been retrospectively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	November 13, 2020	December 15, 2020	December 31, 2020	$0.33	$ 15.0 million	31,321	$ 0.5 million
Quarterly	January 29, 2021	March 15, 2021	March 31, 2021	0.36	16.4 million	27,234	0.5 million
Quarterly	April 30, 2021	June 15, 2021	June 30, 2021	0.39	22.9 million	25,660	0.5 million
Quarterly	July 30, 2021	September 15, 2021	September 30, 2021	0.435	25.5 million	28,358	0.6 million
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	0.465	27.2 million	35,990	0.8 million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5 million	34,804	0.8 million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4 million	43,676	0.9 million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51	30.2 million	51,181	1.0 million
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	0.54	32.0 million	53,369	1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million	41,510	0.8 million
 ______________
(1)Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021, March 31, 2022 and December 30, 2022. New shares were issued and distributed during the quarters ended December 31, 2021, March 31, 2022 and December 31, 2022.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of December 31, 2022, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.0 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on May 4, 2025 and the maturity date was May 4, 2026 and (iii) the interest rate margin for (a) LIBOR loans (which may be 1-, 2-, 3- or 6-month, at our option) was 2.00% and (b) alternate base rate loans was 1.00%.

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

The following table describes significant financial covenants, as of December 31, 2022, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	September 30, 2022 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$610 million	$1,246 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.89:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	4.01:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,034 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2022. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of December 31, 2022 and September 30, 2022, we had $695.0 million and $540.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $695.0 million and $540.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 5.849% and 2.174% for the three months ended December 31, 2022 and 2021, respectively. For the three months ended December 31, 2022 and 2021, we recorded interest expense (inclusive of fees) of $10.0 million and $3.8 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. As of December 31, 2022, we were able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of December 31, 2022, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of December 31, 2022, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of December 31, 2022, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of our equity interests in OCSL Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of December 31, 2022 and September 30, 2022, we had $165.0 million and $160.0 million outstanding under the Citibank Facility, respectively, which had a fair value of $165.0 million and $160.0 million, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.508% and 1.830% for the three months ended December 31, 2022 and December 31, 2021, respectively. For the three months ended December 31, 2022 and  December 31, 2021, we recorded interest expense (inclusive of fees) of $2.7 million and $0.8 million, respectively, related to the Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(1.6)	(3.1)	(1.8)	(3.2)
Unaccreted discount	(1.1)	(0.7)	(1.2)	(0.7)
Interest rate swap fair value adjustment	—	(39.9)	—	(42.0)
Net carrying value	$297.3	$306.3	$297.0	$304.1
Fair Value	$286.7	$296.8	$283.1	$294.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three months ended December 31, 2022:

($ in millions)	2025 Notes	2027 Notes
Coupon interest	$2.6	$2.4
Amortization of financing costs and discount	0.3	0.2
Effect of interest rate swap	—	2.5
Total interest expense	$2.9	$5.1
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	5.586%
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar year 2021. For the calendar year 2022, we incurred $0.1 million of excise tax. We do not expect to incur a U.S. federal excise tax for calendar year 2023.
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

Recent Developments
Distribution Declaration
On January 27, 2023, our Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on March 31, 2023 to stockholders of record on March 15, 2023.
Investment Advisory Agreement
On January 23, 2023, in connection with the consummation of the OSI2 Merger, we entered into an amended and restated investment advisory agreement with Oaktree to amend and restate the prior investment advisory agreement, dated as of March 19, 2021, by and between us and Oaktree to (1) waive an aggregate of $9.0 million of base management fees otherwise payable to the Oaktree in the two years following the closing of the OSI2 Merger and (2) revise the calculation of the incentive fees to eliminate certain unintended consequences of the accounting treatment of the OSI2 Merger on the incentive fees payable to Oaktree. None of the other terms were changed, and the services to be provided by Oaktree and the term of the Investment Advisory Agreement remain the same.
OSI2 Merger
On January 23, 2023, we completed the OSI2 Merger. In accordance with the terms of the OSI2 Merger Agreement, at the effective time of the OSI2 Merger, each outstanding share of OSI2 common stock was converted into the right to receive 0.9115 shares of our common stock (with OSI2’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the OSI2 Merger, we issued an aggregate of 15,860,200 shares of its common stock to former OSI2 stockholders. Following completion of the OSI2 Merger, we had 77,079,805 shares of common stock outstanding.
OSI2 Citibank Facility
On January 23, 2023, as a result of the consummation of the OSI2 Merger, we became party to the OSI2 Citibank Facility (as described below).
OSI 2 Senior Lending SPV, LLC, or OSI 2 SPV, our wholly-owned and consolidated subsidiary, is party to a loan and security agreement dated as of July 26, 2019, which was subsequently amended on September 20, 2019, July 2, 2020, December 31, 2020, March 31, 2021 and December 2, 2022, or, as amended, the OSI2 Citibank Loan Agreement, with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the OSI2 Citibank Loan Agreement, we serve as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
The OSI2 Citibank Loan Agreement provides for a senior secured revolving credit facility, or the OSI2 Citibank Facility of up to $250 million, or the Citibank Maximum Commitment, in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the OSI2 Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The OSI2 Citibank Facility has a reinvestment period through May 26, 2023, during which advances may be made, and matures on January 26, 2025. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the OSI2 Citibank Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) LIBOR for a three month maturity and (b) for all other lenders under the OSI2 Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the reinvestment period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the reinvestment period, the applicable spread is 3.00% per year. There is also a non-usage fee of 0.50% per year thereafter on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility.
The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets.
As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.

Under the OSI2 Citibank Facility, we and OSI 2 SPV, as applicable, have made customary representations and warranties, and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.
OSI 2 SPV’s borrowings are non-recourse to us but are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act.
As of January 23, 2023, we had $225.0 million outstanding under the OSI2 Citibank Facility.
Reverse Stock Split
On January 20, 2023, we amended our restated certificate of incorporation, as amended and corrected, to effect a 1-for-3 reverse stock split. Following completion of the reverse stock split, we had 61,219,605 shares of common stock outstanding.

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
As of December 31, 2022, 87.3% of our debt investment portfolio (at fair value) and 87.2% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2022, 86.5% of our debt investment portfolio (at fair value) and 86.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2022 and September 30, 2022, was as follows:

	December 31, 2022		September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$242,898	11.1%	$228,186	11.1%
>0% and <1%	431,661	19.7%	388,458	19.0%
1%	1,397,099	63.9%	1,364,668	66.6%
>1%	116,535	5.3%	68,332	3.3%
Total Floating Rate Investments	$2,188,193	100.0%	$2,049,644	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$57,529	$(30,250)	$27,279
200	46,020	(24,200)	21,820
150	34,512	(18,150)	16,362
100	23,004	(12,100)	10,904
50	11,498	(6,050)	5,448

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(11,471)	$6,050	$(5,421)
100	(22,729)	12,100	(10,629)
150	(33,959)	18,150	(15,809)
200	(45,156)	24,200	(20,956)
250	(56,204)	30,250	(25,954)
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$3,421	$—	$5,262	$—
Prime rate	305	—	2,618	—
LIBOR
30 day	593,798	695,000	669,273	540,000
90 day (a)	1,030,274	515,000	928,978	510,000
180 day	91,244	—	199,301	—
EURIBOR
30 day	€24,838	—	€24,838	—
90 day	30,810	—	16,911	—
180 day	14,304	—	1,964	—
SOFR
30 day	$142,913	—	$50,099	—
90 day	285,690	—	190,799	—
180 day	47,323	—	18,390	—
SONIA	£40,137	—	£40,137	—
Fixed rate	$338,548	300,000	$341,749	300,000
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: February 6, 2023