Form 10-Q
period 2023-03-31
Oaktree Specialty Lending Corp
filed 2023-05-04
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☑
The registrant had 77,079,811 shares of common stock outstanding as of May 2, 2023.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2023 (unaudited)	September 30, 2022
ASSETS
Investments at fair value:
Control investments (cost March 31, 2023: $283,629; cost September 30, 2022: $260,305)	$235,855	$214,165
Affiliate investments (cost March 31, 2023: $25,924; cost September 30, 2022: $27,353)	24,316	26,196
Non-control/Non-affiliate investments (cost March 31, 2023: $3,010,825; cost September 30, 2022: $2,330,096)	2,904,689	2,253,750
Total investments at fair value (cost March 31, 2023: $3,320,378; cost September 30, 2022: $2,617,754)	3,164,860	2,494,111
Cash and cash equivalents	43,750	23,528
Restricted cash	9,263	2,836
Interest, dividends and fees receivable	28,508	35,598
Due from portfolio companies	2,022	22,495
Receivables from unsettled transactions	14,439	4,692
Due from broker	45,690	45,530
Deferred financing costs	7,045	7,350
Deferred offering costs	186	32
Deferred tax asset, net	1,770	1,687
Derivative assets at fair value	—	6,789
Other assets	974	1,665
Total assets	$3,318,507	$2,646,313
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,424	$3,701
Base management fee and incentive fee payable	19,390	15,940
Due to affiliate	4,012	3,180
Interest payable	14,851	7,936
Payables from unsettled transactions	—	26,981
Derivative liability at fair value	37,840	41,969
Credit facilities payable	1,115,000	700,000
Unsecured notes payable (net of $4,279 and $5,020 of unamortized financing costs as of March 31, 2023 and September 30, 2022, respectively)	608,840	601,043
Total liabilities	1,803,357	1,400,750
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 77,080 and 61,125 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively (1)	771	611
Additional paid-in-capital	2,163,528	1,827,721
Accumulated overdistributed earnings	(649,149)	(582,769)
Total net assets (equivalent to $19.66 and $20.38 per common share as of March 31, 2023 and September 30, 2022, respectively) (Note 11) (1)	1,515,150	1,245,563
Total liabilities and net assets	$3,318,507	$2,646,313
 __________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The issued and outstanding shares and net asset value per share reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	Six months ended March 31, 2022
Interest income:
Control investments	$5,191	$3,334	$9,758	$6,814
Affiliate investments	648	366	1,289	700
Non-control/Non-affiliate investments	82,149	53,314	146,447	104,949
Interest on cash and cash equivalents	757	5	1,229	6
Total interest income	88,745	57,019	158,723	112,469
PIK interest income:
Non-control/Non-affiliate investments	4,123	4,674	10,253	9,337
Total PIK interest income	4,123	4,674	10,253	9,337
Fee income:
Control investments	12	13	25	26
Affiliate investments	5	5	10	10
Non-control/Non-affiliate investments	2,363	1,887	4,366	2,781
Total fee income	2,380	1,905	4,401	2,817
Dividend income:
Control investments	1,050	700	2,100	4,616
Non-control/Non-affiliate investments	4	—	4	—
Total dividend income	1,054	700	2,104	4,616
Total investment income	96,302	64,298	175,481	129,239
Expenses:
Base management fee	11,483	10,082	21,400	20,034
Part I incentive fee	9,007	6,704	16,710	13,161
Part II incentive fee	—	(3,746)	—	(1,995)
Professional fees	2,075	822	3,575	2,144
Directors fees	160	160	320	283
Interest expense	27,804	9,908	48,523	19,308
Administrator expense	315	307	613	697
General and administrative expenses	1,255	713	2,001	1,406
Total expenses	52,099	24,950	93,142	55,038
Fees waived	(1,775)	(750)	(2,525)	(1,500)
Net expenses	50,324	24,200	90,617	53,538
Net investment income before taxes	45,978	40,098	84,864	75,701
(Provision) benefit for taxes on net investment income	—	—	—	(3,308)
Excise tax	—	—	(78)	—
Net investment income	45,978	40,098	84,786	72,393
Unrealized appreciation (depreciation):
Control investments	1,675	(8,894)	(1,634)	(9,561)
Affiliate investments	(454)	(137)	(451)	(388)
Non-control/Non-affiliate investments	(21,124)	(19,696)	(29,799)	(22,527)
Foreign currency forward contracts	1,624	1,689	(9,377)	852
Net unrealized appreciation (depreciation)	(18,279)	(27,038)	(41,261)	(31,624)
Realized gains (losses):
Control investments	—	—	—	1,868
Non-control/Non-affiliate investments	(2,459)	991	(10,110)	5,472
Foreign currency forward contracts	(3,652)	411	796	3,383
Net realized gains (losses)	(6,111)	1,402	(9,314)	10,723
(Provision) benefit for taxes on realized and unrealized gains (losses)	(66)	(21)	483	2,357
Net realized and unrealized gains (losses), net of taxes	(24,456)	(25,657)	(50,092)	(18,544)
Net increase (decrease) in net assets resulting from operations	$21,522	$14,441	$34,694	$53,849
Net investment income per common share — basic and diluted (1)	$0.63	$0.66	$1.26	$1.20
Earnings (loss) per common share — basic and diluted (Note 5) (1)	$0.29	$0.24	$0.52	$0.89
Weighted average common shares outstanding — basic and diluted (1)	73,203	60,533	67,106	60,327
__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	Six months ended March 31, 2022
Operations:
Net investment income	$45,978	$40,098	$84,786	$72,393
Net unrealized appreciation (depreciation)	(18,279)	(27,038)	(41,261)	(31,624)
Net realized gains (losses)	(6,111)	1,402	(9,314)	10,723
(Provision) benefit for taxes on realized and unrealized gains (losses)	(66)	(21)	483	2,357
Net increase (decrease) in net assets resulting from operations	21,522	14,441	34,694	53,849
Stockholder transactions:
Distributions to stockholders	(42,395)	(29,271)	(101,074)	(57,227)
Net increase (decrease) in net assets from stockholder transactions	(42,395)	(29,271)	(101,074)	(57,227)
Capital share transactions:
Issuance of common stock in connection with the OSI2 Merger	334,034	—	334,034	—
Issuance of common stock under dividend reinvestment plan	1,295	766	3,228	1,552
Repurchase of common stock under dividend reinvestment plan	(1,295)	—	(1,295)	—
Issuance of common stock in connection with the "at the market" offering	—	19,379	—	19,379
Net increase (decrease) in net assets from capital share transactions	334,034	20,145	335,967	20,931
Total increase (decrease) in net assets	313,161	5,315	269,587	17,553
Net assets at beginning of period	1,201,989	1,325,061	1,245,563	1,312,823
Net assets at end of period	$1,515,150	$1,330,376	$1,515,150	$1,330,376
Net asset value per common share (1)	$19.66	$21.79	$19.66	$21.79
Common shares outstanding at end of period (1)	77,080	61,068	77,080	61,068

__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2023	Six months ended March 31, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$34,694	$53,849
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	41,261	31,624
Net realized (gains) losses	9,314	(10,723)
PIK interest income	(10,253)	(9,337)
Accretion of original issue discount on investments	(9,943)	(16,375)
Accretion of original issue discount on unsecured notes payable	339	339
Amortization of deferred financing costs	1,836	1,863
Deferred taxes	(105)	(954)
Purchases of investments	(362,035)	(497,579)
Proceeds from the sales and repayments of investments	262,860	416,250
Cash received in the OSI2 Merger	22,317	—
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	13,061	2,698
(Increase) decrease in due from portfolio companies	20,578	(348)
(Increase) decrease in receivables from unsettled transactions	(9,740)	(1,743)
(Increase) decrease in due from broker	(160)	(23,480)
(Increase) decrease in other assets	(966)	(226)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(52,464)	(628)
Increase (decrease) in base management fee and incentive fee payable	(646)	(9,816)
Increase (decrease) in due to affiliate	111	(1,108)
Increase (decrease) in interest payable	3,222	(218)
Increase (decrease) in payables from unsettled transactions	(26,981)	(1,664)
Increase (decrease) in director fees payable	(18)	38
Net cash provided by (used in) operating activities	(63,718)	(67,538)
Financing activities:
Distributions paid in cash	(97,846)	(55,675)
Borrowings under credit facilities	292,000	225,000
Repayments of borrowings under credit facilities	(102,000)	(110,000)
Shares issued under the "at the market" offering	—	19,596
Repurchases of common stock under dividend reinvestment plan	(1,295)	—
Deferred financing costs paid	—	(334)
Offering costs paid	(50)	(158)
Net cash provided by (used in) financing activities	90,809	78,429
Effect of exchange rate changes on foreign currency	(442)	(765)
Net increase (decrease) in cash and cash equivalents and restricted cash	26,649	10,126
Cash and cash equivalents and restricted cash, beginning of period	26,364	31,635
Cash and cash equivalents and restricted cash, end of period	$53,013	$41,761
Supplemental information:
Cash paid for interest	$39,433	$17,324
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	3,228	$1,552
Offering costs	136	57
Issuance of shares in connection with the OSI2 Merger	334,034	—
Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2023	September 30, 2022
Cash and cash equivalents	$43,750	$23,528
Restricted cash	9,263	2,836
Total cash and cash equivalents and restricted cash	$53,013	$26,364

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	27,638	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	L+	5.00%	10.16%		2/28/2024		$14,261	14,261	14,261	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	L+	5.00%	10.16%		2/28/2024		1,742	1,742	1,742	(6)(15)(19)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	2,711	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	L+	4.50%	8.90%		10/20/2028		58,699	49,973	50,000	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	L+	7.00%	11.40%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	26,847	(11)(12)(14)(16)(19)
Total Control Investments (15.6% of net assets)										$283,629	$235,855

Affiliate Investments												(17)
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	L+	6.75%	11.91%		10/17/2023		$22,837	$22,881	$22,602	(6)(15)(19)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,783,332		804	—	(15)
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,129,453		1,159	1,401	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399		1,080	313	(15)
Total Affiliate Investments (1.6% of net assets)										$25,924	$24,316

Non-Control/Non-Affiliate Investments												(18)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$3,659	$3,623	$3,233	(15)(19)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		1,174	1,122	1,112	(10)(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		3,239	3,180	3,159	(10)(15)(19)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			14.25%		9/13/2029		21,434	21,627	21,434	(11)(15)(22)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				12.50%	2/6/2024		5,558	5,538	5,447	(11)(15)
Access CIG, LLC	Diversified Support Services	Second Lien Term Loan	L+	7.75%	12.73%		2/27/2026		20,000	19,937	18,467	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	5.50%	10.50%		1/16/2026		20,339	20,236	20,298	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	5.50%			1/16/2026		—	(2)	(8)	(6)(15)(19)
Accupac, Inc.	Personal Care Products	First Lien Revolver	SOFR+	5.50%	10.59%		1/16/2026		1,597	1,573	1,592	(6)(15)(19)
Acquia Inc.	Application Software	First Lien Term Loan	L+	7.00%	11.79%		10/31/2025		6,400	6,319	6,374	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	L+	7.00%	11.79%		10/31/2025		25,332	25,277	25,230	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	L+	7.00%	12.43%		10/31/2025		2,709	2,696	2,698	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	L+	6.50%	11.34%		12/18/2025		3,593	3,549	3,521	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.66%		12/18/2025		18,641	18,438	18,268	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.66%		12/18/2025		1,000	981	980	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.55%		8/15/2029		6,589	6,280	6,274	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(38)	(35)	(6)(11)(15)(19)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	16	(11)(15)
Aden & Anais Merger Sub, Inc.	Apparel, Accessories & Luxury Goods	Common Stock						51,645		5,165	—	(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
AI Sirona (Luxembourg) Acquisition S.a.r.l.	Pharmaceuticals	Second Lien Term Loan	E+	7.25%	10.16%		9/28/2026		€29,985	$33,121	$30,867	(6)(11)(15)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	12.66%		12/21/2029		$17,873	17,637	17,516	(6)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,429	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	L+	8.50%		13.45%	12/29/2023		23,562	22,795	22,354	(6)(15)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		4,050	3,547	3,101	(11)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.00%	12.83%	3.50%	10/14/2027		8,640	7,940	7,690	(6)(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						166,414		642	478	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.55%		6/30/2025		17,507	17,413	17,464	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		27,976	27,859	27,417	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,085	1,909	2,043	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		27,217	27,123	26,672	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,028	1,856	1,988	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						1,084,917		6,277	13,995	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						141,640		566	1,154	(11)(13)(15)
Alvotech Holdings S.A.	Biotechnology	Put Options						332,681		81	289	(11)(15)
American Auto Auction Group, LLC	Consumer Finance	Second Lien Term Loan	SOFR+	8.75%	13.65%		1/2/2029		17,048	16,382	12,590	(6)(15)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	L+	6.25%	11.07%		10/20/2028		15,794	15,432	13,926	(6)
Amplify Finco Pty Ltd.	Movies & Entertainment	Second Lien Term Loan	L+	8.00%	13.16%		11/26/2027		12,500	12,188	11,865	(6)(11)(15)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	L+	3.75%	8.91%		8/11/2025		3,720	3,083	2,967	(6)
Ankura Consulting Group LLC	Research & Consulting Services	Second Lien Term Loan	L+	8.00%	13.10%		3/19/2029		2,435	2,352	2,021	(6)(15)
Apptio, Inc.	Application Software	First Lien Term Loan	L+	6.00%	10.81%		1/10/2025		9,280	9,175	9,133	(6)(15)
Apptio, Inc.	Application Software	First Lien Term Loan	L+	5.00%	9.81%		1/10/2025		32,308	31,949	31,797	(6)(15)
Apptio, Inc.	Application Software	First Lien Revolver	L+	5.00%	9.81%		1/10/2025		2,423	2,405	2,381	(6)(15)(19)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	7.25%	10.07%		7/14/2026		€3,017	3,352	3,288	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	6.00%	11.25%		7/14/2026		$10,519	10,378	10,551	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.25%	11.43%		7/14/2026		£4,949	6,421	6,137	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.25%	11.70%		7/14/2026		£23,675	$29,219	$29,360	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	5.75%	8.57%		7/14/2026		€3,649	3,927	3,979	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	L+	6.00%	10.83%		12/29/2027		$3,293	3,284	3,128	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	L+	6.00%			12/29/2027		—	(15)	(20)	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	10.09%		10/25/2028		8,490	8,138	7,370	(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.91%		8/19/2028		2,985	2,926	2,763	(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.16%		8/19/2028		5,000	4,705	4,650	(6)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	17,602	(15)
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		6/19/2026		2,542	2,490	2,421	(11)(15)
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		6/19/2026		2,542	2,490	2,421	(11)(15)
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		6/19/2026		10,167	9,938	9,684	(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan					5/31/2031		$11,251	$11,295	$10,914	(11)(15)(22)
Athenex, Inc.	Pharmaceuticals	Warrants						10,634		488	2	(11)(15)
Athenex, Inc.	Pharmaceuticals	Warrants						10,634		488	2	(11)(15)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	10.82%		12/24/2026		29,585	29,186	28,313	(6)(11)(15)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.15%		10/19/2028		50,470	49,600	49,365	(6)(15)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(118)	(111)	(6)(15)(19)
The Avery	Real Estate Operating Companies	First Lien Term Loan	L+	7.30%			2/17/2023		19,163	19,163	18,956	(6)(15)(20)
The Avery	Real Estate Operating Companies	Subordinated Debt Term Loan	L+	12.50%			2/17/2023		4,641	4,641	4,452	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	10.16%		6/11/2027		3,265	3,234	3,177	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	9.73%		6/11/2027		1,268	1,276	1,233	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	L+	8.50%	13.66%		6/11/2028		8,920	8,819	8,652	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	L+	8.50%	13.66%		6/11/2028		2,091	2,066	2,028	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	L+	8.50%	13.66%		6/11/2028		4,361	4,296	4,230	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	L+	5.50%	10.33%		7/30/2027		40,868	40,617	40,337	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	L+	5.50%	12.00%		7/30/2026		2,113	2,075	2,067	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		6,681	6,456	6,230	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		3,104	3,124	3,104	(11)(15)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(11)(15)(19)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(11)(15)(19)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						26,131		225	229	(11)(15)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	Second Lien Term Loan	L+	7.00%	11.81%		6/15/2026		30,625	30,323	26,469	(6)
Blumenthal Temecula, LLC	Automotive Retail	First Lien Term Loan			9.00%		9/24/2023		4,994	5,019	4,957	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,050	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	473	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	442	(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	L+	6.50%	11.33%	2.00%	11/14/2023		1,513	1,485	1,424	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	L+	6.50%	11.33%	2.00%	11/14/2023		8,679	8,391	8,172	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	L+	6.50%	11.33%	2.00%	11/14/2023		4,457	4,309	4,196	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	L+	6.50%	11.33%	2.00%	11/14/2023		2,931	2,825	2,760	(6)(15)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	5.50%	10.41%		1/16/2024		130	129	130	(6)(15)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	5.50%	10.41%		1/16/2024		129	129	129	(6)(15)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	5.50%	10.41%		1/16/2024		1,087	1,070	1,070	(6)(15)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	5.50%	10.41%		1/16/2024		9,023	8,778	8,886	(6)(15)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.50%		6/1/2029		2,632	2,632	1,873	(11)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.75%		4/15/2028		176	169	132	(11)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		8,420	8,252	7,068

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	First Lien Term Loan	L+	8.50%	13.34%		1/28/2025		$24,534	$23,572	$21,646	(6)(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Warrants								706	154	(15)
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	9.84%		1/4/2026		17,552	15,268	10,715	(6)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
CorEvitas, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.13%	11.03%		12/13/2025		13,706	13,665	13,410	(6)(15)
CorEvitas, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.13%	11.03%		12/13/2025		4,916	4,866	4,810	(6)(15)
CorEvitas, LLC	Health Care Technology	First Lien Revolver	PRIME+	5.13%	13.13%		12/13/2025		1,250	1,224	1,196	(6)(15)(19)
CorEvitas, LLC	Health Care Technology	Common Stock						1,500		1,574	3,193	(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.29%		2/27/2030		13,157	12,831	12,836	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(14)	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(22)	(22)	(6)(15)(19)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.90%		10/13/2029		14,824	14,200	14,046	(6)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Term Loan	L+	6.00%	11.10%		2/6/2026		18,107	17,740	17,752	(6)(15)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Revolver	L+	6.00%			2/6/2025		—	(13)	(26)	(6)(15)(19)
CPC Acquisition Corp.	Specialty Chemicals	Second Lien Term Loan	SOFR+	7.75%	12.91%		12/29/2028		727	475	423	(6)(15)
Cuppa Bidco BV	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	E+	4.75%	7.50%		7/30/2029		€12,340	10,603	11,644	(6)(11)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		$8,515	8,515	8,515	(11)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	419	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Delta Topco, Inc.	Systems Software	Second Lien Term Loan	SOFR+	7.25%	12.16%		12/1/2028		6,680	6,647	5,739	(6)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	9.00%	14.05%		8/4/2026		24,819	23,959	24,752	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				8.00%	9/30/2027		628	627	603	(15)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	1,343	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.00%		2/10/2027		12,450	12,244	12,226	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%	11.50%		2/10/2027		318	296	293	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	L+	5.00%	9.84%		8/2/2027		9,896	9,787	9,546	(6)
Dryden 66 Euro CLO 2018 DAC	Multi-Sector Holdings	CLO Notes	E+	3.35%	5.68%		1/18/2032		€1,500	1,340	1,436	(6)(11)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.43%		4/26/2029		$4,975	4,888	4,634	(6)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	L+	7.50%	12.66%		8/14/2026		8,974	8,884	7,359	(6)(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,095	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		10,735	10,607	10,252	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,719	1,692	1,642	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		51,618	51,618	51,618	(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						2,500		—	3	(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
FINThrive Software Intermediate Holdings, Inc.	Health Care Technology	Second Lien Term Loan	L+	6.75%	11.59%		12/17/2029		$31,074	$29,000	$21,027	(6)
Fortress Biotech, Inc.	Biotechnology	First Lien Term Loan			11.00%		8/27/2025		11,918	11,531	11,173	(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						417,011		427	58	(11)(15)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		4,881	4,444	3,718	(11)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	9.92%		8/11/2028		2,469	2,023	1,978	(6)(15)
GKD Index Partners, LLC	Specialized Finance	First Lien Term Loan	L+	7.00%	12.16%		6/29/2023		16,611	16,564	16,561	(6)(15)
GKD Index Partners, LLC	Specialized Finance	First Lien Revolver	L+	7.00%			6/29/2023		—	(4)	(3)	(6)(15)(19)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	5.19%		1/20/2032		€1,000	868	942	(6)(11)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.91%		6/21/2027		$17,533	17,341	17,205	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(61)	(66)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(31)	(33)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.16%		4/9/2029		14,420	13,898	12,967	(6)
Harrow Health, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.30%		1/19/2026		7,448	7,263	7,263	(6)(11)(15)
Harrow Health, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(100)	(100)	(6)(11)(15)(19)
Hayfin Emerald CLO XI DAC	Multi-Sector Holdings	CLO Notes	E+	8.12%	11.04%		1/25/2036		€2,250	2,044	2,368	(6)(11)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		$7,084	5,686	6,112	(11)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	8.18%	3.88%	8/18/2028		23,713	23,387	22,757	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.05%		8/18/2028		3,636	3,599	3,563	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			8/18/2028		—	(48)	(91)	(6)(15)(19)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan					2/15/2031		14,870	14,911	14,530	(15)(22)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.75%	13.80%		3/17/2027		13,007	12,827	12,758	(6)(15)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		8,452	8,167	7,839	(11)(15)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(11)(15)(19)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(11)(15)(19)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						112,990		300	673	(11)(15)
Integral Development Corporation	Diversified Financial Services	Warrants						1,078,284		113	—	(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.90%		3/29/2024		23,056	23,014	22,365	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	Second Lien Term Loan	L+	8.50%	13.66%		9/29/2024		16,424	16,304	15,767	(6)(15)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	L+	5.75%	10.91%		3/25/2027		45,788	43,869	39,453	(6)(15)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.25%		10/1/2026		40,587	39,826	38,456	(6)(15)
Iris Holding, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.75%	9.53%		6/28/2028		1,244	1,170	1,074	(6)(11)
Ivanti Software, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	12.21%		12/1/2028		13,939	12,542	8,475	(6)
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Term Loan	L+	7.00%	11.72%		1/29/2027		17,112	17,099	16,941	(6)(15)
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Term Loan	L+	7.50%	12.41%		1/29/2027		27,723	27,194	27,889	(6)(15)
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	10.05%		1/29/2027		15,188	14,310	14,353	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Term Loan	L+	8.00%	12.84%		6/18/2027		$666	$613	$569	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	L+	6.50%	11.66%		10/29/2027		16,807	16,679	16,219	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	L+	6.50%	11.66%		10/29/2027		817	789	736	(6)(15)(19)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.28%		11/3/2027		28,976	27,086	29,440	(6)(11)
Lift Brands Holdings, Inc.	Leisure Facilities	Common Stock						2,000,000		1,399	—	(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	L+	5.00%	10.16%		5/9/2026		45,479	44,849	43,888	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	13.42%		11/30/2026		5,403	5,339	5,227	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	13.23%		11/30/2026		2,939	2,882	2,799	(6)(15)(19)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	559	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	L+	6.00%	10.84%		1/31/2028		2,749	2,592	2,601	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	L+	6.00%	10.84%		1/31/2028		23,613	23,203	22,343	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	L+	6.00%			1/31/2028		—	(46)	(143)	(6)(15)(19)
LTI Holdings, Inc.	Electronic Components	Second Lien Term Loan	L+	6.75%	11.59%		9/6/2026		2,140	2,098	1,880	(6)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,481	8,225	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		4,284	4,240	4,112	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,481	8,225	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		—	—	—	(11)(15)(19)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		9,026	8,414	8,086	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	1	—	(11)(15)(19)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	—	—	(11)(15)(19)
Mesoblast, Inc.	Biotechnology	Warrants						259,877		545	316	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						66,817		23	117	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.91%		7/21/2027		20,228	19,986	19,682	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.91%		7/21/2027		2,644	2,601	2,573	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	10.82%		7/21/2027		250	218	202	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	L+	7.00%	11.83%		2/14/2025		7,464	7,409	7,354	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	L+	7.00%	11.83%		2/14/2025		46,687	46,076	45,996	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	L+	8.00%			2/14/2025		—	(58)	(70)	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	L+	6.75%	11.54%		7/2/2026		56,034	55,641	54,969	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	10.66%		2/10/2026		12,429	12,386	11,932	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	10.66%		2/10/2026		21,438	21,089	20,581	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%			2/10/2026		—	(10)	(64)	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	L+	5.50%			2/10/2026		—	(31)	(90)	(6)(15)(19)
Navisite, LLC	Data Processing & Outsourced Services	Second Lien Term Loan	L+	8.50%	13.66%		12/30/2026		30,339	29,984	29,034	(6)(15)
NeuAG, LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	L+	10.50%	15.66%		9/11/2024		64,606	64,780	63,249	(6)(15)
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		10,191	9,801	8,755
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	L+	6.88%	11.72%		9/19/2026		72,994	71,933	69,527	(6)(11)(15)
OCP EURO CLO 2022-6 DAC	Multi-Sector Holdings	CLO Notes	E+	6.06%	8.89%		1/20/2033		€2,500	2,505	2,708	(6)(11)(15)
OCP EURO CLO 2022-6 DAC	Multi-Sector Holdings	CLO Notes	E+	6.87%	9.70%		1/20/2033		€3,000	2,684	2,967	(6)(11)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	11.91%		9/25/2027		$9,323	9,197	8,973	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.43%		2/1/2029		$15,231	$14,860	$14,870	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(46)	(45)	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	L+	10.00%	14.96%		9/2/2025		25,712	25,590	25,712	(6)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	L+	10.00%			9/2/2025		—	(14)	—	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	L+	10.00%	14.82%		9/2/2025		550	538	550	(6)(15)(19)
P & L Development, LLC	Pharmaceuticals	Fixed Rate Bond			7.75%		11/15/2025		7,480	7,518	5,860
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	9.91%		11/10/2027		9,725	9,553	9,355	(6)
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	L+	6.00%	10.96%		7/12/2027		22,375	22,164	21,829	(6)(15)
Planview Parent, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	12.41%		12/18/2028		36,499	35,397	32,667	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	L+	8.00%	12.78%		4/6/2027		64,050	63,544	62,513	(6)(15)
Pluralsight, LLC	Application Software	First Lien Revolver	L+	8.00%	12.78%		4/6/2027		2,295	2,239	2,185	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	11.90%		2/15/2029		10,950	10,521	10,530	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			2/15/2029		—	(57)	(56)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	L+	6.50%	11.34%		3/3/2026		38,627	38,076	38,252	(6)(15)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Revolver	L+	6.50%			3/3/2026		—	(41)	(30)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		109	175	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.10%		3/4/2025		25,116	24,772	24,551	(6)(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.10%		3/4/2025		2,890	2,859	2,825	(6)(15)
Project Boost Purchaser, LLC	Application Software	Second Lien Term Loan	L+	8.00%	12.84%		5/31/2027		6,750	6,646	6,193	(6)(15)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.68%	10.13%		1/31/2028		£4,626	5,900	5,141	(6)(11)(15)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
Radiology Partners, Inc.	Health Care Distributors	First Lien Term Loan	L+	4.25%	9.09%		7/9/2025		$5,500	5,159	4,460	(6)
Radiology Partners, Inc.	Health Care Distributors	Fixed Rate Bond			9.25%		2/1/2028		4,251	4,219	2,355
Relativity ODA LLC	Application Software	First Lien Term Loan	L+	7.50%		12.35%	5/12/2027		31,962	31,667	31,323	(6)(15)
Relativity ODA LLC	Application Software	First Lien Revolver	L+	6.50%			5/12/2027		—	(49)	(55)	(6)(15)(19)
Renaissance Holding Corp.	Education Services	Second Lien Term Loan	L+	7.00%	11.84%		5/29/2026		1,789	1,774	1,759	(6)
RP Escrow Issuer LLC	Health Care Distributors	Fixed Rate Bond			5.25%		12/15/2025		504	413	382
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	L+	8.25%	13.41%		8/31/2026		44,814	43,167	42,013	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	L+	8.25%	13.41%		8/31/2026		13,559	13,034	12,711	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454		1,202	—	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	14.68%		10/7/2026		27,778	26,788	26,734	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(111)	(117)	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019		327	1,348	(15)
Scilex Holding Co	Biotechnology	Common Stock						9,307		78	76	(11)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	13.58%		10/7/2030		8,010	7,784	7,794	(6)(15)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%			10/7/2030		—	(35)	(64)	(6)(15)(19)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						1,037		1,037	1,080	(15)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		5,212	4,959	5,030	(6)(15)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700		175	356	(15)
ShareThis, Inc.	Application Software	Warrants						345,452		367	—	(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
SiO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan			14.00%		12/21/2026		$56,836	$53,134	$50,016	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						491		727	—	(15)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	L+	4.75%	9.42%		4/17/2028		4,474	3,754	3,982	(6)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	L+	8.00%	12.67%		4/16/2029		12,034	11,191	8,725	(6)(15)
SonicWall US Holdings Inc.	Technology Distributors	Second Lien Term Loan	L+	7.50%	12.46%		5/18/2026		1,095	1,084	1,021	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	L+	5.50%	10.34%		3/17/2026		1,083	1,083	1,035	(6)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000		139	24	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	L+	5.50%	10.13%		11/20/2028		4,511	4,439	4,404	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	L+	5.25%	10.10%		11/18/2027		907	859	837	(6)(15)(19)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.41%		4/5/2029		4,357	4,287	4,169	(6)
SumUp Holdings Luxembourg S.À.R.L.	Diversified Financial Services	First Lien Term Loan	E+	8.50%	11.45%		3/10/2026		€23,731	26,889	25,396	(6)(11)(15)
Sunland Asphalt & Construction, LLC	Construction & Engineering	First Lien Term Loan	L+	6.00%	11.15%		1/13/2026		$13,575	13,415	13,330	(6)(15)
Sunland Asphalt & Construction, LLC	Construction & Engineering	First Lien Term Loan	L+	6.00%	11.15%		1/13/2026		40,371	39,895	39,644	(6)(15)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	12.81%		12/16/2028		49,769	48,686	48,276	(6)(15)
Supermoose Borrower, LLC	Application Software	First Lien Term Loan	L+	3.75%	8.91%		8/29/2025		6,298	5,838	5,516	(6)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	8.00%	12.75%		12/31/2026		32,267	31,986	30,976	(6)(15)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	8.00%	12.75%		12/31/2026		2,763	2,733	2,638	(6)(15)(19)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	8.00%			12/31/2026		—	—	—	(6)(15)(19)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	8.00%	12.96%		12/31/2026		1,552	1,539	1,490	(6)(15)(21)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	L+	6.75%	11.91%		7/28/2028		25,657	23,806	20,449	(6)(15)
Swordfish Merger Sub LLC	Auto Parts & Equipment	Second Lien Term Loan	L+	6.75%	11.60%		2/2/2026		12,500	12,478	11,400	(6)(15)
Tacala, LLC	Restaurants	Second Lien Term Loan	L+	7.50%	12.34%		2/4/2028		12,843	12,575	11,775	(6)
Tahoe Bidco B.V.	Application Software	First Lien Term Loan	L+	6.00%	10.71%		9/29/2028		28,826	28,571	28,471	(6)(11)(15)
Tahoe Bidco B.V.	Application Software	First Lien Revolver	L+	6.00%			10/1/2027		—	(32)	(23)	(6)(11)(15)(19)
Tecta America Corp.	Construction & Engineering	Second Lien Term Loan	SOFR+	8.50%	13.42%		4/9/2029		6,874	6,760	6,358	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%	14.66%		10/15/2025		23,543	23,272	22,931	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%	14.66%		10/15/2025		1,590	1,570	1,531	(6)(15)(19)
TerSera Therapeutics LLC	Pharmaceuticals	Second Lien Term Loan	L+	9.50%	14.07%		3/30/2026		29,663	29,397	29,959	(6)(15)
TerSera Therapeutics LLC	Pharmaceuticals	Second Lien Term Loan	L+	10.00%	14.57%		3/30/2026		6,100	6,263	6,161	(6)(15)
TerSera Therapeutics LLC	Pharmaceuticals	Common Stock						668,879		1,991	6,622	(15)
TGNR HoldCo LLC	Integrated Oil & Gas	Subordinated Debt			11.50%		5/14/2026		4,984	4,879	4,822	(10)(11)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	L+	7.00%	12.16%		12/18/2026		46,952	45,638	41,787	(6)(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						10,616		120	73	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						358,299		2,912	1,877	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						60,862		1,207	1,025	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						32,447		33,353	36,587	(15)
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.50%		3/30/2029		17,256	15,937	15,746	(6)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	L+	6.00%	10.86%		12/29/2028		11,731	11,703	11,496	(6)(15)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	L+	7.45%	12.27%		4/22/2034		1,000	812	875	(6)(11)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		4,500	4,087	2,751	(11)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		300	261	232	(11)
Virgin Pulse, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	12.09%		4/6/2029		1,540	1,226	1,159	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	L+	15.00%	20.97%		1/23/2026		$1,565	$1,551	$1,491	(6)(15)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	L+	15.00%	20.97%		1/23/2026		1,323	1,310	1,260	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	163	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.16%		9/21/2027		26,483	25,499	24,099	(6)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						18,032		216	226	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	Warrants						109,420		1,842	1,369	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	8.58%		4/30/2025		11,851	11,175	10,842	(6)
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Term Loan	L+	7.75%	12.58%		4/30/2026		6,000	5,876	4,940	(6)(15)
WPEngine, Inc.	Application Software	First Lien Term Loan	L+	6.00%	11.19%		3/27/2026		35,853	35,756	35,495	(6)(15)
WPEngine, Inc.	Application Software	First Lien Term Loan	L+	6.00%	11.25%		3/27/2026		19,306	19,253	19,113	(6)(15)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	Second Lien Term Loan	SOFR+	7.00%	12.16%		7/26/2029		5,000	4,925	4,225	(6)(15)
Zep Inc.	Specialty Chemicals	Second Lien Term Loan	L+	8.25%	13.41%		8/11/2025		19,578	19,548	13,704	(6)(15)
Zephyr Bidco Limited	Specialized Finance	Second Lien Term Loan	SONIA+	7.50%	11.71%		7/23/2026		£20,000	25,827	19,432	(6)(11)(15)
Total Non-Control/Non-Affiliate Investments (191.7% of net assets)										$3,010,825	$2,904,689
Total Portfolio Investments (208.9% of net assets)										$3,320,378	$3,164,860

Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$4,936	$4,936
Other cash accounts										48,077	48,077
Total Cash and Cash Equivalents and Restricted Cash (3.5% of net assets)										$53,013	$53,013
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (212.4% of net assets)										$3,373,391	$3,217,873

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$79,445	€73,754	5/11/2023	JPMorgan Chase Bank, N.A.	$(859)
Foreign currency forward contract	$64,328	£53,383	5/11/2023	JPMorgan Chase Bank, N.A.	(1,729)
					$(2,588)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(35,252)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments)
March 31, 2023
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
(4)Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(5)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR" or "L"), the secured overnight financing rate ("SOFR"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2023, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 4.84%, the 90-day LIBOR at 5.16%, the 180-day LIBOR at 5.21%, the PRIME at 8.00%, the 30-day SOFR at 4.81%, the 90-day SOFR at 4.90%, the 180-day SOFR at 4.86%, the SONIA at 3.47%, the 30-day EURIBOR at 2.91%, the 90-day EURIBOR at 2.95% and the 180-day EURIBOR at 2.82%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2023 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2023, qualifying assets represented 75.4% of the Company's total assets and non-qualifying assets represented 24.6% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)This investment represents Seller Earn Out Shares in Alvotech SA. One half of the Seller Earn Out Shares will vest if, at any time through June 16, 2027, the Alvotech SA common share price is at or above a volume weighted average price ("VWAP") of $15.00 per share for any ten trading days within any twenty trading day period, and the other half will vest, if at any time during such period, the common share price is at or above a VWAP of $20.00 per share for any ten trading days within any twenty trading day period.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)As of March 31, 2023, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of March 31, 2023.
(21)This investment was renamed during the three months ended March 31, 2023. For periods prior to March 31, 2023, this investment was referenced as PFNY Holdings, LLC.
(22)This investment represents a revenue interest financing term loan in which the Company receives periodic interest payments based on a percentage of revenues earned at the respective portfolio company over the life of the loan.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
		Control Investments										(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	27,638	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	L+	5.00%	8.68%		2/28/2024		$14,333	14,333	14,333	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	L+	5.00%			2/28/2024		—	—	—	(6)(15)(19)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	4,946	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	L+	4.50%	6.30%		10/20/2028		59,662	50,194	50,283	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	L+	7.00%	8.80%		12/29/2028		96,250	96,250	96,250	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		49,322	20,715	(11)(12)(14)(16)(19)
Total Control Investments (17.2% of net assets)										$260,305	$214,165

Affiliate Investments												(17)
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	L+	6.75%	10.42%		10/17/2023		$24,490	$24,490	$24,225	(6)(15)(19)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,609,201		764	370	(15)
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,019,169		1,019	1,223	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						70,425		—	—	(15)
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399		1,080	378	(15)
Total Affiliate Investments (2.1% of net assets)										$27,353	$26,196

Non-Control/Non-Affiliate Investments												(18)
109 Montgomery Owner LLC	Real Estate Operating Companies	First Lien Term Loan	L+	7.00%	9.80%		2/2/2023		$389	$387	$727	(6)(15)
109 Montgomery Owner LLC	Real Estate Operating Companies	First Lien Term Loan	L+	7.00%			2/2/2023		—	(31)	—	(6)(15)(19)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				10.50%	12/22/2022		33,997	33,960	34,891	(11)(15)
Access CIG, LLC	Diversified Support Services	Second Lien Term Loan	L+	7.75%	10.82%		2/27/2026		20,000	19,927	19,075	(6)
Accupac, Inc.	Personal Products	First Lien Term Loan	SOFR+	5.50%	9.12%		1/16/2026		15,976	15,686	15,944	(6)(15)
Accupac, Inc.	Personal Products	First Lien Term Loan	SOFR+	5.50%			1/16/2026		—	—	(6)	(6)(15)(19)
Accupac, Inc.	Personal Products	First Lien Revolver	SOFR+	5.50%	9.14%		1/16/2026		500	462	495	(6)(15)(19)
Acquia Inc.	Application Software	First Lien Term Loan	L+	7.00%	9.63%		10/31/2025		27,349	27,038	27,158	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	L+	7.00%	10.64%		10/31/2025		914	890	898	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.25%	9.80%		12/18/2025		14,685	14,217	14,431	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.20%		8/15/2029		6,589	6,256	6,262	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(38)	(37)	(6)(11)(15)(19)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	73	(11)(15)
Aden & Anais Merger Sub, Inc.	Apparel, Accessories & Luxury Goods	Common Stock						51,645		5,165	—	(15)
AI Sirona (Luxembourg) Acquisition S.a.r.l.	Pharmaceuticals	Second Lien Term Loan	E+	7.25%	7.94%		9/28/2026		€24,838	27,752	22,143	(6)(11)(15)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	10.88%		12/21/2029		$14,414	14,154	13,910	(6)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						14,410		1,352	1,291	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	L+	8.50%		11.64%	12/29/2023		23,338	22,057	22,141	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		$4,050	$3,518	$3,057	(11)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.20%		6/30/2025		13,134	12,847	13,068	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			10.00%		6/24/2025		24,043	23,747	23,923	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			10.00%		6/24/2025		23,522	23,264	23,404	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						587,930		5,308	3,974	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						124,780		485	212	(11)(13)(15)
American Auto Auction Group, LLC	Consumer Finance	Second Lien Term Loan	SOFR+	8.75%	12.30%		1/2/2029		14,760	14,492	13,284	(6)(15)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	L+	6.25%	9.03%		10/20/2028		9,895	9,772	9,293	(6)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	L+	4.25%	7.92%		11/26/2026		15,220	13,973	14,687	(6)(11)(15)
Amplify Finco Pty Ltd.	Movies & Entertainment	Second Lien Term Loan	L+	8.00%	11.67%		11/26/2027		12,500	12,188	11,958	(6)(11)(15)
Anastasia Parent, LLC	Personal Products	First Lien Term Loan	L+	3.75%	7.42%		8/11/2025		2,736	2,260	2,189	(6)
Ankura Consulting Group LLC	Research & Consulting Services	Second Lien Term Loan	L+	8.00%	10.78%		3/19/2029		4,346	4,281	3,813	(6)(15)
Apptio, Inc.	Application Software	First Lien Term Loan	L+	6.00%	8.46%		1/10/2025		34,458	33,737	33,738	(6)(15)
Apptio, Inc.	Application Software	First Lien Revolver	L+	6.00%	8.46%		1/10/2025		892	863	846	(6)(15)(19)
APX Group Inc.	Electrical Components & Equipment	Fixed Rate Bond			5.75%		7/15/2029		2,075	1,733	1,645	(11)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	7.00%	8.00%		7/14/2026		€1,964	2,176	1,927	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.00%	9.19%		7/14/2026		£18,636	23,139	20,826	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	L+	5.75%	8.81%		7/14/2026		$10,519	10,357	10,328	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	5.75%			7/14/2026		£—	(44)	—	(6)(11)(15)(19)
ASP Unifrax Holdings, Inc.	Trading Companies & Distributors	Fixed Rate Bond			7.50%		9/30/2029		$5,500	5,408	3,641
ASP Unifrax Holdings, Inc.	Trading Companies & Distributors	Fixed Rate Bond			5.25%		9/30/2028		2,500	2,220	1,926
Associated Asphalt Partners, LLC	Construction Materials	First Lien Term Loan	L+	5.25%	8.06%		4/5/2024		2,501	2,331	1,934	(6)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	8.37%		10/25/2028		5,640	5,482	4,822	(6)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						18,635		18,264	16,575	(15)
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		6/19/2026		13,346	12,929	12,812	(11)(15)
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan					5/31/2031		8,309	8,264	8,309	(11)(15)(21)
Athenex, Inc.	Pharmaceuticals	Warrants						328,149		973	16	(11)(15)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	8.78%		12/24/2026		22,425	22,086	21,326	(6)(11)(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan	L+	7.30%	10.44%		2/17/2023		15,674	15,605	15,682	(6)(15)
The Avery	Real Estate Operating Companies	Subordinated Debt Term Loan	L+	12.50%	16.17%		2/17/2023		3,789	3,774	3,800	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	8.12%		6/11/2027		2,546	2,503	2,395	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	L+	8.50%	11.62%		6/11/2028		7,166	7,059	6,915	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	L+	8.50%	11.62%		6/11/2028		4,227	4,070	3,839	(6)(15)(19)
Berner Food & Beverage, LLC	Soft Drinks	First Lien Term Loan	L+	5.50%	8.31%		7/30/2027		33,078	32,612	32,053	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks	First Lien Revolver	PRIME+	4.50%	10.75%		7/30/2026		1,702	1,660	1,617	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			10.25%		4/19/2027		5,322	5,111	5,114	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			10.25%		4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		2,353	2,353	2,353	(11)(15)(21)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		$—	$—	$—	(11)(15)(19)(21)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						21,177		125	98	(11)(15)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	Second Lien Term Loan	L+	7.00%	9.50%		6/15/2026		30,625	30,276	29,017	(6)
Blumenthal Temecula, LLC	Automotive Retail	First Lien Term Loan			9.00%		9/24/2023		3,979	3,980	3,960	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,293,324		1,293	1,280	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						298,460		298	295	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						298,460		298	349	(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	L+	6.50%	9.31%	2.00%	11/14/2023		14,294	13,471	13,143	(6)(15)
Carvana Co.	Automotive Retail	Fixed Rate Bond			5.63%		10/1/2025		6,700	5,825	4,724	(11)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			4.50%		5/1/2032		2,097	1,746	1,603	(11)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	5.50%	8.62%		7/16/2023		10,692	10,004	10,209	(6)(15)
CITGO Holding, Inc.	Oil & Gas Refining & Marketing	Fixed Rate Bond			9.25%		8/1/2024		7,857	7,857	7,807
CITGO Petroleum Corp.	Oil & Gas Refining & Marketing	First Lien Term Loan	L+	6.25%	9.37%		3/28/2024		795	770	797	(6)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.50%		6/1/2029		4,311	4,311	3,132	(11)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			5.13%		8/15/2027		1,374	1,229	1,163	(11)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.75%		4/15/2028		676	648	512	(11)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		8,420	8,243	6,900
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	First Lien Term Loan	L+	8.50%	11.62%		1/28/2025		22,537	21,642	20,396	(6)(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Warrants								648	457	(15)
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	8.12%		1/4/2026		11,913	11,697	8,596	(6)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
CorEvitas, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.75%	8.88%		12/13/2025		13,712	13,554	13,583	(6)(15)
CorEvitas, LLC	Health Care Technology	First Lien Revolver	PRIME+	4.75%	11.00%		12/13/2025		916	898	898	(6)(15)(19)
CorEvitas, LLC	Health Care Technology	Common Stock						1,099		690	2,340	(15)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	7.65%		10/13/2029		10,336	9,716	9,681	(6)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Term Loan	L+	6.00%	8.81%		2/6/2026		18,200	17,790	17,843	(6)(15)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Revolver	L+	6.00%			2/6/2025		—	(13)	(26)	(6)(15)(19)
Delivery Hero FinCo LLC	Internet & Direct Marketing Retail	First Lien Term Loan	SOFR+	5.75%	8.49%		8/12/2027		4,988	4,882	4,757	(6)(11)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			10.00%		8/31/2029		4,183	4,183	4,183	(11)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	419	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Delta Topco, Inc.	Systems Software	Second Lien Term Loan	L+	7.25%	9.34%		12/1/2028		6,680	6,647	5,934	(6)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	L+	9.00%	12.67%	2.00%	8/4/2026		24,396	23,083	22,993	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	L+	9.00%			8/4/2026		—	(135)	(129)	(6)(15)(19)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						5,403,823		1,405	1,297	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	L+	7.00%	9.91%		2/10/2027		9,902	9,599	9,793	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	L+	6.50%	9.41%		2/10/2027		251	228	239	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	L+	5.00%	8.12%		8/2/2027		$19,242	$18,970	$17,973	(6)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	7.33%		4/26/2029		5,000	4,906	4,760	(6)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	L+	7.50%	11.17%		8/14/2026		8,974	8,884	8,503	(6)(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	966	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		10,418	10,275	10,231	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%		4/21/2027		—	3	—	(11)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		27,850	27,850	27,850	(15)(19)(20)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						2,500		—	3	(11)(15)(20)
FINThrive Software Intermediate Holdings, Inc.	Health Care Technology	Second Lien Term Loan	L+	6.75%	9.87%		12/17/2029		25,061	24,685	21,646	(6)
Fortress Biotech, Inc.	Biotechnology	First Lien Term Loan			11.00%		8/27/2025		9,466	9,071	9,008	(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						331,200		405	66	(11)(15)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		4,881	4,420	3,845	(11)
GKD Index Partners, LLC	Specialized Finance	First Lien Term Loan	L+	7.00%	10.67%		6/29/2023		25,128	24,915	24,851	(6)(15)
GKD Index Partners, LLC	Specialized Finance	First Lien Revolver	L+	7.00%	10.60%		6/29/2023		1,280	1,268	1,262	(6)(15)(19)
Global Medical Response, Inc.	Health Care Services	First Lien Term Loan	L+	4.25%	7.37%		3/14/2025		5,572	5,435	4,848	(6)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.04%		6/21/2027		14,311	14,041	14,060	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(54)	(50)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(27)	(25)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	8.38%		4/9/2029		9,392	9,080	8,582	(6)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	9.49%		8/18/2028		19,203	18,874	18,867	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			8/18/2028		—	(31)	(32)	(6)(15)(19)
Immucor, Inc.	Health Care Supplies	First Lien Term Loan	L+	5.75%	9.42%		7/2/2025		8,569	8,401	8,407	(6)(15)
Immucor, Inc.	Health Care Supplies	Second Lien Term Loan	L+	8.00%	11.67%	3.50%	10/2/2025		22,619	22,162	22,275	(6)(15)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan					2/15/2031		13,083	13,083	13,083	(15)(21)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.75%	12.45%		3/17/2027		12,161	11,944	11,942	(6)(15)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		6,817	6,553	6,408	(11)(15)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(11)(15)(19)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						56,999		135	609	(11)(15)
Integral Development Corporation	Other Diversified Financial Services	Warrants						1,078,284		113	—	(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.55%		3/29/2024		18,660	18,567	18,134	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	Second Lien Term Loan	L+	8.50%	12.17%		9/29/2024		13,674	13,514	13,154	(6)(15)
INW Manufacturing, LLC	Personal Products	First Lien Term Loan	L+	5.75%	9.42%		3/25/2027		35,625	34,806	31,528	(6)(15)
IPC Corp.	Application Software	First Lien Term Loan	L+	6.50%	9.44%		10/1/2026		34,357	33,612	32,639	(6)(15)
Ivanti Software, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	10.33%		12/1/2028		10,247	10,196	7,702	(6)
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Term Loan	L+	7.50%	10.62%		1/29/2027		36,234	35,170	36,392	(6)(15)
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Term Loan	L+	8.00%	11.12%		6/18/2027		528	478	481	(6)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	L+	6.50%	10.17%		10/29/2027		$13,623	$13,487	$13,351	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	L+	6.50%	10.17%		10/29/2027		329	311	292	(6)(15)(19)
LaserShip, Inc.	Air Freight & Logistics	Second Lien Term Loan	L+	7.50%	10.38%		5/7/2029		2,394	2,370	1,867	(6)(15)
Lift Brands Holdings, Inc.	Leisure Facilities	Common Stock						2,000,000		1,399	—	(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	L+	5.00%	8.67%		5/9/2026		41,008	40,243	39,573	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	L+	8.50%	11.38%		11/30/2026		4,357	4,285	4,226	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	L+	8.50%	11.38%		11/30/2026		2,370	2,323	2,265	(6)(15)(19)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						451		451	451	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	L+	6.00%	9.12%		1/31/2028		19,236	18,894	18,707	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	L+	6.00%	9.12%		1/31/2028		1,710	1,672	1,651	(6)(15)(19)
LTI Holdings, Inc.	Electronic Components	Second Lien Term Loan	L+	6.75%	9.87%		9/6/2026		2,140	2,092	1,890	(6)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		17,203	16,954	16,644	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		—	—	—	(11)(15)(19)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		7,215	6,650	6,440	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	1	—	(11)(15)(19)
Mesoblast, Inc.	Biotechnology	Warrants						209,588		480	170	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.50%		7/21/2027		18,390	18,088	17,691	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%			7/21/2027		—	(23)	(54)	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	L+	7.00%	10.64%	1.50%	2/14/2025		45,665	44,689	44,523	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	L+	8.00%			2/14/2025		—	(54)	(100)	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	L+	6.75%	9.89%		7/2/2026		46,499	45,802	45,421	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	9.17%		2/10/2026		29,565	29,128	28,734	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%			2/10/2026		—	(12)	(96)	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	L+	5.50%			2/10/2026		—	(13)	(51)	(6)(15)(19)
Navisite, LLC	Data Processing & Outsourced Services	Second Lien Term Loan	L+	8.50%	12.17%		12/30/2026		22,560	22,241	21,524	(6)(15)
NeuAG, LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	L+	10.50%	14.17%		9/11/2024		50,459	49,301	51,972	(6)(15)
NFP Corp.	Other Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		10,191	9,773	7,966
NN, Inc.	Industrial Machinery	First Lien Term Loan	L+	6.88%	9.99%		9/19/2026		58,713	57,655	56,805	(6)(11)(15)
OEConnection LLC	Application Software	First Lien Term Loan	L+	4.00%	7.12%		9/25/2026		3,323	3,162	3,207	(6)
OEConnection LLC	Application Software	Second Lien Term Loan	L+	7.00%	10.05%		9/25/2027		7,519	7,389	7,237	(6)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	L+	2.00%	5.08%	8.00%	9/2/2025		21,557	21,267	21,557	(6)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	L+	2.00%			9/2/2025		—	(31)	—	(6)(15)(19)
P & L Development, LLC	Pharmaceuticals	Fixed Rate Bond			7.75%		11/15/2025		7,776	7,820	5,846
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	8.13%		11/10/2027		9,850	9,460	9,374	(6)
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	L+	6.00%	8.88%		7/12/2027		17,976	17,690	17,537	(6)(15)
PFNY Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	7.00%	9.28%		12/31/2026		26,154	25,712	25,893	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
PFNY Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	7.00%	9.25%		12/31/2026		$2,228	$2,186	$2,203	(6)(15)(19)
PFNY Holdings, LLC	Leisure Facilities	First Lien Revolver	L+	7.00%			12/31/2026		—	(21)	(13)	(6)(15)(19)
Planview Parent, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	10.92%		12/18/2028		28,627	28,198	27,482	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	L+	8.00%	10.68%		4/6/2027		48,689	47,951	47,155	(6)(15)
Pluralsight, LLC	Application Software	First Lien Revolver	L+	8.00%			4/6/2027		—	(53)	(111)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	L+	6.75%	10.42%		3/3/2026		33,775	32,931	33,116	(6)(15)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Revolver	L+	6.75%			3/3/2026		—	(34)	(49)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						80,515		79	89	(15)
Profrac Holdings II, LLC	Industrial Machinery	First Lien Term Loan	SOFR+	8.50%	10.01%		3/4/2025		23,275	22,722	22,810	(6)(15)
Project Boost Purchaser, LLC	Application Software	Second Lien Term Loan	L+	8.00%	11.12%		5/31/2027		5,250	5,168	5,047	(6)(15)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	6.00%	8.39%		1/31/2028		£3,501	4,646	3,367	(6)(11)(15)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
Radiology Partners, Inc.	Health Care Distributors	First Lien Term Loan	L+	4.25%	7.33%		7/9/2025		$3,400	3,202	2,880	(6)
Radiology Partners, Inc.	Health Care Distributors	Fixed Rate Bond			9.25%		2/1/2028		4,755	4,720	3,109
Relativity ODA LLC	Application Software	First Lien Term Loan	L+	7.50%		10.59%	5/12/2027		24,692	24,265	24,101	(6)(15)
Relativity ODA LLC	Application Software	First Lien Revolver	L+	6.50%			5/12/2027		—	(43)	(64)	(6)(15)(19)
Renaissance Holding Corp.	Diversified Banks	Second Lien Term Loan	L+	7.00%	10.12%		5/29/2026		3,542	3,515	3,402	(6)
RP Escrow Issuer LLC	Health Care Distributors	Fixed Rate Bond			5.25%		12/15/2025		1,325	1,218	1,097
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	L+	8.25%	11.92%		8/31/2026		37,656	35,775	36,187	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	L+	8.25%	11.92%		8/31/2026		11,393	10,583	10,760	(6)(11)(15)(19)
RumbleOn, Inc.	Automotive Retail	Warrants						164,660		1,202	74	(11)(15)
Sabert Corporation	Metal & Glass Containers	First Lien Term Loan	L+	4.50%	7.63%		12/10/2026		1,691	1,610	1,623	(6)
ShareThis, Inc.	Application Software	Warrants						345,452		367	—	(15)
SiO2 Medical Products, Inc.	Metal & Glass Containers	First Lien Term Loan			5.50%	8.50%	12/21/2026		46,121	45,413	45,295	(15)
SIO2 Medical Products, Inc.	Metal & Glass Containers	Warrants						415		681	681	(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	L+	8.00%	10.74%		4/16/2029		9,109	8,972	8,289	(6)(15)
SonicWall US Holdings Inc.	Technology Distributors	Second Lien Term Loan	L+	7.50%	10.48%		5/18/2026		3,195	3,163	2,997	(6)(15)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						50,000		197	79	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	L+	5.25%	8.30%		11/20/2028		4,534	4,455	4,427	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	L+	5.25%	8.03%		11/18/2027		866	813	796	(6)(15)(19)
SPX Flow, Inc.	Industrial Machinery	First Lien Term Loan	SOFR+	4.50%	7.63%		4/5/2029		1,500	1,410	1,393	(6)
SumUp Holdings Luxembourg S.À.R.L.	Other Diversified Financial Services	First Lien Term Loan	E+	8.50%	10.00%		3/10/2026		£16,911	19,414	16,360	(6)(11)(15)
Sunland Asphalt & Construction, LLC	Construction & Engineering	First Lien Term Loan	L+	6.00%	8.88%		1/13/2026		$42,618	41,654	41,723	(6)(15)
Supermoose Borrower, LLC	Application Software	First Lien Term Loan	L+	3.75%	7.42%		8/29/2025		3,466	3,141	3,056	(6)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	L+	6.75%	10.42%		7/28/2028		20,766	19,550	18,188	(6)(15)
Swordfish Merger Sub LLC	Auto Parts & Equipment	Second Lien Term Loan	L+	6.75%	9.81%		2/2/2026		12,500	12,474	11,469	(6)(15)
Tacala, LLC	Restaurants	Second Lien Term Loan	L+	7.50%	10.62%		2/4/2028		9,448	9,338	8,692	(6)
Tahoe Bidco B.V.	Application Software	First Lien Term Loan	L+	6.00%	8.68%		9/29/2028		23,215	22,815	22,843	(6)(11)(15)
Tahoe Bidco B.V.	Application Software	First Lien Revolver	L+	6.00%			10/1/2027		—	(29)	(28)	(6)(11)(15)(19)
Tecta America Corp.	Construction & Engineering	Second Lien Term Loan	L+	8.50%	11.62%		4/9/2029		5,203	5,125	5,034	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.25%	12.11%		10/15/2025		$18,323	$17,956	$17,865	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.25%	12.20%		10/15/2025		1,231	1,210	1,187	(6)(15)(19)
TerSera Therapeutics LLC	Pharmaceuticals	Second Lien Term Loan	L+	9.50%	13.17%		3/30/2026		29,663	29,352	29,031	(6)(15)
TerSera Therapeutics LLC	Pharmaceuticals	Common Stock						668,879		2,028	4,077	(15)
TGNR HoldCo LLC	Integrated Oil & Gas	Subordinated Debt			11.50%		5/14/2026		4,984	4,866	4,872	(10)(11)(15)
Thrasio, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	L+	7.00%	11.17%		12/18/2026		37,494	36,569	35,807	(6)(15)
Thrasio, LLC	Internet & Direct Marketing Retail	Preferred Equity						8,434		101	69	(15)
Thrasio, LLC	Internet & Direct Marketing Retail	Preferred Equity						284,650		2,409	2,320	(15)
Thrasio, LLC	Internet & Direct Marketing Retail	Preferred Equity						48,352		979	979	(15)
Thrasio, LLC	Internet & Direct Marketing Retail	Preferred Equity						23,201		22,986	26,487	(15)(19)
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.15%		3/30/2029		12,032	10,949	10,827	(6)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	L+	6.00%	9.12%		12/29/2028		6,016	5,908	5,895	(6)(15)
Uniti Group LP	Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		4,500	4,060	3,026	(11)
Uniti Group LP	Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		300	258	238	(11)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	L+	15.00%	19.64%		1/23/2026		2,316	2,293	2,264	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						3,621		—	192	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	L+	6.25%	9.37%		9/21/2027		25,499	24,632	23,204	(6)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						18,032		216	296	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	Warrants						109,420		1,842	1,799	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	6.56%		4/30/2025		7,564	6,989	6,795	(6)
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Term Loan	L+	7.75%	10.56%		4/30/2026		6,000	5,855	5,070	(6)(15)
WPEngine, Inc.	Application Software	First Lien Term Loan	L+	6.00%	10.19%		3/27/2026		40,536	39,947	40,131	(6)(15)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	Second Lien Term Loan	L+	7.00%	10.67%		7/26/2029		5,000	4,925	4,538	(6)(15)
Zayo Group Holdings, Inc.	Alternative Carriers	Fixed Rate Bond			4.00%		3/1/2027		250	212	201
Zep Inc.	Specialty Chemicals	Second Lien Term Loan	L+	8.25%	11.92%		8/11/2025		19,578	19,542	16,152	(6)(15)
Zephyr Bidco Limited	Specialized Finance	Second Lien Term Loan	SONIA+	7.50%	9.72%		7/23/2026		£18,000	23,804	16,552	(6)(11)(15)
Total Non-Control/Non-Affiliate Investments (180.9% of net assets)										$2,330,096	$2,253,750
Total Portfolio Investments (200.2% of net assets)										$2,617,754	$2,494,111

Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$5,261	$5,261
Other cash accounts										21,103	21,103
Total Cash and Cash Equivalents and Restricted Cash (2.1% of net assets)										$26,364	$26,364
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (202.4% of net assets)										$2,644,118	$2,520,475

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
(4)Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(5)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR, SOFR, SONIA and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 3.12%, the 90-day LIBOR at 3.67%, the 180-day LIBOR at 4.17%, the 360-day LIBOR at 4.78%, the PRIME at 6.25%, the 30-day SOFR at 3.03%, the 90-day SOFR at 3.55%, the SONIA at 1.69%, the 30-day EURIBOR at 0.69%, the 90-day EURIBOR at 0.99% and the 180-day EURIBOR at 0.38%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(13)This investment represents Seller Earn Out Shares in Alvotech SA. One half of the Seller Earn Out Shares will vest if, at any time through June 16, 2027, the Alvotech SA common share price is at or above a VWAP of $15.00 per share for any ten trading days within any twenty trading day period, and the other half will vest, if at any time during such period, the common share price is at or above a VWAP of $20.00 per share for any ten trading days within any twenty trading day period.
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
(21)This investment represents a revenue interest financing term loan in which the Company receives periodic interest payments based on a percentage of revenues earned at the respective portfolio company over the life of the loan.

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
On January 23, 2023, the Company acquired Oaktree Strategic Income II, Inc. (“OSI2”) pursuant to that certain Agreement and Plan of Merger (the “OSI2 Merger Agreement”), dated as of September 14, 2022, by and among OSI2, the Company, Project Superior Merger Sub, Inc., a wholly-owned subsidiary of the Company, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OSI2 Merger Agreement, OSI2 was merged with and into the Company in a two-step transaction with the Company as the surviving company (the “OSI2 Merger”). For further information, see Note 14 "Merger with OSI2."

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
Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts and common shares outstanding as of and for the three and six months ended March 31, 2023 and all prior periods reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
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
The fair value of the Company's investments as of March 31, 2023 and September 30, 2022 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2023,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

there were two investments on non-accrual status that in aggregate represented 2.5% and 2.4% of total debt investments at cost and fair value, respectively. As of September 30, 2022, there were no investments on non-accrual status.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2023 and September 30, 2022, included in restricted cash was $1.0 million and $2.8 million, respectively, that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $1.0 million and $2.8 million as of March 31, 2023 and September 30, 2022, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility. As of March 31, 2023, included in restricted cash was $8.3 million, which was held at Deutsche Bank Trust Company Americas in connection with the Company’s OSI2 Citibank Facility (defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $8.3 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2020, 2021 and 2022. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of March 31, 2023, 208.9% of net assets at fair value, or $3.2 billion, was invested in 165 portfolio companies, including (i) $139.5 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $50.0 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of March 31, 2023, 3.5% of net assets at fair value, or $53.0 million, was invested in cash and cash equivalents (including $9.3 million of restricted cash). In comparison, as of September 30, 2022, 200.2% of net assets at fair value, or $2.5 billion, was invested in 149 portfolio investments, including (i) $117.0 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $50.3 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2022, 2.1% of net assets at fair value, or $26.4 million, was invested in cash and cash equivalents (including $2.8 million of restricted cash). As of March 31, 2023, 88.0% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.0% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2022, 86.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.1% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2023, the Company recorded net realized losses of $6.1 million and $9.3 million, respectively. During the three and six months ended March 31, 2022, the Company recorded net realized gains of $1.4 million and $10.7 million, respectively. During the three and six months ended March 31, 2023, the Company recorded net unrealized depreciation of $18.3 million and $41.3 million, respectively. During the three and six months ended March 31, 2022, the Company recorded net unrealized depreciation of $27.0 million and $31.6 million, respectively.
The composition of the Company's investments as of March 31, 2023 and September 30, 2022 at cost and fair value was as follows:

	March 31, 2023		September 30, 2022
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,955,432	$2,844,306	$2,294,392	$2,223,329
Investments in equity securities	147,526	131,051	127,596	103,534
Debt investments in the JVs	162,629	162,656	146,444	146,533
Equity investments in the JVs	54,791	26,847	49,322	20,715
Total	$3,320,378	$3,164,860	$2,617,754	$2,494,111

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of March 31, 2023 and September 30, 2022 at fixed rates and floating rates:

	March 31, 2023		September 30, 2022
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,642,729	87.89%	$2,049,644	86.49%
Fixed rate debt securities	364,233	12.11	320,218	13.51
Total	$3,006,962	100.00%	$2,369,862	100.00%

The following table presents the financial instruments carried at fair value as of March 31, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$291,950	$2,493,622	$—	$2,785,572
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	37,634	183,756	—	221,390
Investments in equity securities (preferred)	—	—	91,447	—	91,447
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	14,095	—	25,509	26,847	66,451
Total investments at fair value	14,095	329,584	2,794,334	26,847	3,164,860
Cash equivalents	4,936	—	—	—	4,936
Total assets at fair value	$19,031	$329,584	$2,794,334	$26,847	$3,169,796
Derivative liability	$—	$37,840	$—	$—	$37,840
Total liabilities at fair value	$—	$37,840	$—	$—	$37,840
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
The following table provides a roll-forward in the changes in fair value from December 31, 2022 to March 31, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2022	$2,047,842	$179,631	$80,625	$26,642	$2,334,740
Purchases (a)	574,620	1,072	11,717	3,247	590,656
Sales and repayments	(110,610)	(348)	—	(927)	(111,885)
Transfers in (b)	—	2,576	—	—	2,576
Capitalized PIK interest income	3,176	162	—	—	3,338
Accretion of OID	3,484	333	—	—	3,817
Net unrealized appreciation (depreciation)	(24,719)	330	(895)	(3,594)	(28,878)
Net realized gains (losses)	(171)	—	—	141	(30)
Fair value as of March 31, 2023	$2,493,622	$183,756	$91,447	$25,509	$2,794,334
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2023	$(22,983)	$330	$(895)	$487	$(23,061)
__________
(a) Includes Level 3 investments acquired in connection with the OSI2 Merger during the three months ended March 31, 2023.
(b) There was a transfer into Level 3 from Level 2 for an investment during the three months ended March 31, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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
The following table provides a roll-forward in the changes in fair value from September 30, 2022 to March 31, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$1,910,606	$159,388	$79,523	$19,958	$2,169,475
Purchases (a)	752,219	24,828	14,296	5,428	796,771
Sales and repayments	(166,495)	(1,046)	—	(975)	(168,516)
Transfers in (b)	19,075	—	—	—	19,075
Capitalized PIK interest income	8,939	18	—	—	8,957
Accretion of OID	7,598	731	—	—	8,329
Net unrealized appreciation (depreciation)	(36,990)	(163)	(2,372)	911	(38,614)
Net realized gains (losses)	(1,330)	—	—	187	(1,143)
Fair value as of March 31, 2023	$2,493,622	$183,756	$91,447	$25,509	$2,794,334
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2023	$(36,284)	$(163)	$(2,372)	$911	$(37,908)
__________
(a) Includes Level 3 investments acquired in connection with the OSI2 Merger during the six months ended March 31, 2023.
(b) There was a transfer into Level 3 from Level 2 for an investment during the six months ended March 31, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of March 31, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$2,124,538	Market Yield	Market Yield	(b)	10.0%	-	35.0%	14.2%
	16,003	Enterprise Value	EBITDA Multiple	(c)	5.0x	-	7.0x	6.0x
	7,163	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	345,918	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	13,940	Market Yield	Market Yield	(b)	10.0%	-	20.0%	11.5%
	7,160	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Debt Investments in the JVs	162,656	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	32,439	Enterprise Value	Revenue Multiple	(c)	0.4x	-	4.5x	0.5x
	82,692	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	20.0x	15.1x
	1,404	Enterprise Value	Asset Multiple	(c)	0.9x	-	1.1x	1.0x
	421	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,794,334
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2023 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$750,000	$750,000	$—	$—	$750,000
Citibank Facility payable	160,000	160,000	—	—	160,000
OSI2 Citibank Facility payable	205,000	205,000	—	—	205,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	297,615	286,929	—	286,929	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	311,225	300,132	—	300,132	—
Total	$1,723,840	$1,702,061	$—	$587,061	$1,115,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,891,671	87.09%	$2,227,245	85.08%
Debt investments in the JVs	162,629	4.90%	146,444	5.59%
Preferred equity	99,597	3.00%	85,300	3.26%
Subordinated debt	63,761	1.92%	67,147	2.57%
LLC equity interests of the JVs	54,791	1.65%	49,322	1.88%
Common equity and warrants	47,929	1.44%	42,296	1.62%
Total	$3,320,378	100.00%	$2,617,754	100.00%

	March 31, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,785,572	88.01%	183.84%	$2,166,409	86.86%	173.93%
Debt investments in the JVs	162,656	5.14%	10.74%	146,533	5.88%	11.77%
Preferred equity	91,447	2.89%	6.04%	79,523	3.19%	6.38%
Subordinated debt	58,734	1.86%	3.88%	56,920	2.28%	4.57%
Common equity and warrants	39,604	1.25%	2.61%	24,011	0.96%	1.93%
LLC equity interests of the JVs	26,847	0.85%	1.77%	20,715	0.83%	1.66%
Total	$3,164,860	100.00%	208.88%	$2,494,111	100.00%	200.24%

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

	March 31, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Northeast	$927,647	27.94%	$747,420	28.55%
Midwest	500,561	15.08%	373,236	14.26%
Southeast	455,952	13.73%	356,041	13.60%
West	449,711	13.54%	358,306	13.69%
International	387,274	11.66%	301,242	11.51%
Southwest	233,608	7.04%	221,308	8.45%
South	197,947	5.96%	168,819	6.45%
Northwest	167,678	5.05%	91,382	3.49%
Total	$3,320,378	100.00%	$2,617,754	100.00%

	March 31, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$864,462	27.33%	57.06%	$696,368	27.93%	55.90%
Midwest	481,359	15.21%	31.77%	356,934	14.31%	28.66%
West	429,262	13.56%	28.33%	345,251	13.84%	27.72%
Southeast	428,676	13.54%	28.29%	344,567	13.82%	27.66%
International	385,497	12.18%	25.44%	279,646	11.21%	22.45%
Southwest	223,788	7.07%	14.77%	214,984	8.62%	17.26%
South	187,194	5.91%	12.35%	166,230	6.66%	13.35%
Northwest	164,622	5.20%	10.87%	90,131	3.61%	7.24%
Total	$3,164,860	100.00%	208.88%	$2,494,111	100.00%	200.24%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Application Software	$563,868	16.94%	$391,938	14.98%
Multi-Sector Holdings (1)	227,673	6.86	195,766	7.48
Pharmaceuticals	166,196	5.01	126,508	4.83
Data Processing & Outsourced Services	133,435	4.02	120,477	4.60
Health Care Technology	128,206	3.86	100,084	3.82
Biotechnology	120,410	3.63	109,960	4.20
Industrial Machinery & Supplies & Components	103,851	3.13	—	—
Aerospace & Defense	103,741	3.12	61,963	2.37
Broadline Retail	83,230	2.51	—	—
Construction & Engineering	83,038	2.50	60,996	2.33
Specialized Finance	81,853	2.47	80,864	3.09
Health Care Services	75,727	2.28	58,674	2.24
Real Estate Operating Companies	75,422	2.27	47,585	1.82
Health Care Distributors	71,904	2.17	57,112	2.18
Personal Care Products	68,759	2.07	—	—
Automotive Retail	64,952	1.96	59,254	2.26
Fertilizers & Agricultural Chemicals	64,780	1.95	49,301	1.88
Diversified Financial Services	63,807	1.92	—	—
Internet Services & Infrastructure	62,980	1.90	54,095	2.07
Auto Parts & Equipment	61,164	1.84	12,474	0.48
Home Improvement Retail	55,641	1.68	45,802	1.75
Airport Services	55,300	1.67	43,322	1.65
Metal, Glass & Plastic Containers	55,031	1.66	—	—
Insurance Brokers	53,297	1.61	35,628	1.36
Soft Drinks & Non-alcoholic Beverages	53,295	1.61	—	—
Leisure Facilities	48,251	1.45	39,768	1.52
Real Estate Services	44,849	1.35	40,243	1.54
Diversified Support Services	42,742	1.29	37,992	1.45
Electrical Components & Equipment	39,318	1.18	33,814	1.29
Specialty Chemicals	37,750	1.14	37,319	1.43
Integrated Telecommunication Services	35,548	1.07	34,628	1.32
Distributors	34,802	1.05	25,278	0.97
Systems Software	29,713	0.89	14,890	0.57
Passenger Airlines	27,086	0.82	—	—
Environmental & Facilities Services	26,252	0.79	20,857	0.80
Health Care Equipment	26,228	0.79	24,353	0.93
Advertising	25,596	0.77	28,245	1.08
Oil & Gas Storage & Transportation	24,278	0.73	22,290	0.85
Home Furnishings	23,806	0.72	19,550	0.75
Hotels, Resorts & Cruise Lines	17,249	0.52	13,960	0.53
Consumer Finance	16,382	0.49	14,492	0.55
Education Services	15,672	0.47	9,080	0.35
IT Consulting & Other Services	15,268	0.46	11,697	0.45
Restaurants	12,575	0.38	9,338	0.36
Movies & Entertainment	12,188	0.37	26,161	1.00
Health Care Supplies	11,703	0.35	36,471	1.39
Cable & Satellite	9,787	0.29	20,716	0.79
Real Estate Development	7,925	0.24	—	—
Property & Casualty Insurance	7,631	0.23	—	—
Research & Consulting Services	7,240	0.22	9,187	0.35
Food Distributors	5,900	0.18	4,646	0.18
Apparel Retail	5,298	0.16	5,268	0.20
Apparel, Accessories & Luxury Goods	5,165	0.16	5,165	0.20
Air Freight & Logistics	4,925	0.15	7,295	0.28
Integrated Oil & Gas	4,879	0.15	4,866	0.19
Other Specialized REITs	4,348	0.13	—	—
Paper & Plastic Packaging Products & Materials	3,269	0.10	—	—
Housewares & Specialties	2,907	0.09	2,293	0.09
Electronic Components	2,098	0.06	2,092	0.08
Leisure Products	2,023	0.06	—	—
Technology Distributors	1,084	0.03	3,163	0.12
Communications Equipment	1,083	0.03	—	—
Diversified Banks	—	—	3,515	0.13
Industrial Machinery	—	—	81,787	3.12
Internet & Direct Marketing Retail	—	—	67,926	2.59
Personal Products	—	—	53,214	2.03
Metal & Glass Containers	—	—	47,704	1.82
Soft Drinks	—	—	34,272	1.31
Other Diversified Financial Services	—	—	29,300	1.12
Oil & Gas Refining & Marketing	—	—	8,627	0.33
Trading Companies & Distributors	—	—	7,628	0.29
Specialized REITs	—	—	4,318	0.16
Construction Materials	—	—	2,331	0.09
Alternative Carriers	—	—	212	0.01
	$3,320,378	100.00%	$2,617,754	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$547,066	17.32%	36.10%	$384,589	15.43%	30.87%
Multi-Sector Holdings (1)	200,799	6.34	13.25	167,248	6.71	13.43
Pharmaceuticals	165,051	5.22	10.89	119,511	4.79	9.59
Biotechnology	126,544	4.00	8.35	108,465	4.35	8.71
Data Processing & Outsourced Services	121,538	3.84	8.02	111,335	4.46	8.94
Health Care Technology	117,100	3.70	7.73	97,315	3.90	7.81
Aerospace & Defense	102,560	3.24	6.77	61,881	2.48	4.97
Industrial Machinery & Supplies & Components	101,072	3.19	6.67	—	—	—
Construction & Engineering	82,101	2.59	5.42	61,188	2.45	4.91
Broadline Retail	81,349	2.57	5.37	—	—	—
Specialized Finance	75,041	2.37	4.95	73,087	2.93	5.87
Real Estate Operating Companies	75,029	2.37	4.95	48,062	1.93	3.86
Health Care Distributors	67,873	2.14	4.48	54,662	2.19	4.39
Personal Care Products	64,302	2.03	4.24	—	—	—
Fertilizers & Agricultural Chemicals	63,249	2.00	4.17	51,972	2.08	4.17
Automotive Retail	62,646	1.98	4.13	57,629	2.31	4.63
Internet Services & Infrastructure	62,635	1.98	4.13	53,797	2.16	4.32
Diversified Financial Services	62,116	1.96	4.10	—	—	—
Health Care Services	59,864	1.89	3.95	45,943	1.84	3.69
Auto Parts & Equipment	59,676	1.89	3.94	11,469	0.46	0.92
Home Improvement Retail	54,969	1.74	3.63	45,421	1.82	3.65
Airport Services	54,575	1.72	3.60	42,883	1.72	3.44
Soft Drinks & Non-alcoholic Beverages	54,048	1.71	3.57	—	—	—
Insurance Brokers	53,315	1.68	3.52	33,081	1.33	2.66
Metal, Glass & Plastic Containers	51,090	1.61	3.37	—	—	—
Leisure Facilities	46,414	1.47	3.06	39,258	1.57	3.15
Real Estate Services	43,888	1.39	2.90	39,573	1.59	3.18
Diversified Support Services	40,924	1.29	2.70	36,712	1.47	2.95
Electrical Components & Equipment	38,132	1.20	2.52	32,933	1.32	2.64
Distributors	33,871	1.07	2.24	24,494	0.98	1.97
Integrated Telecommunication Services	32,513	1.03	2.15	32,201	1.29	2.59
Specialty Chemicals	31,853	1.01	2.10	33,969	1.36	2.73
Passenger Airlines	29,440	0.93	1.94	—	—	—
Systems Software	27,632	0.87	1.82	12,834	0.51	1.03
Health Care Equipment	26,698	0.84	1.76	24,161	0.97	1.94
Environmental & Facilities Services	25,540	0.81	1.69	20,585	0.83	1.65
Advertising	24,359	0.77	1.61	26,948	1.08	2.16
Oil & Gas Storage & Transportation	21,800	0.69	1.44	20,853	0.84	1.67
Home Furnishings	20,449	0.65	1.35	18,188	0.73	1.46
Hotels, Resorts & Cruise Lines	17,106	0.54	1.13	13,985	0.56	1.12
Education Services	14,726	0.47	0.97	8,582	0.34	0.69
Consumer Finance	12,590	0.40	0.83	13,284	0.53	1.07
Movies & Entertainment	11,865	0.37	0.78	26,645	1.07	2.14
Restaurants	11,775	0.37	0.78	8,692	0.35	0.70
Health Care Supplies	11,496	0.36	0.76	36,577	1.47	2.94
IT Consulting & Other Services	10,715	0.34	0.71	8,596	0.34	0.69
Cable & Satellite	9,546	0.30	0.63	19,576	0.78	1.57
Real Estate Development	7,504	0.24	0.50	—	—	—
Property & Casualty Insurance	7,413	0.23	0.49	—	—	—
Research & Consulting Services	6,655	0.21	0.44	8,573	0.34	0.69
Apparel Retail	5,241	0.17	0.35	5,223	0.21	0.42
Food Distributors	5,141	0.16	0.34	3,367	0.13	0.27
Integrated Oil & Gas	4,822	0.15	0.32	4,872	0.20	0.39
Air Freight & Logistics	4,225	0.13	0.28	6,405	0.26	0.51
Paper & Plastic Packaging Products & Materials	3,108	0.10	0.21	—	—	—
Other Specialized REITs	2,983	0.09	0.20	—	—	—
Housewares & Specialties	2,914	0.09	0.19	2,456	0.10	0.20
Leisure Products	1,978	0.06	0.13	—	—	—
Electronic Components	1,880	0.06	0.12	1,890	0.08	0.15
Communications Equipment	1,035	0.03	0.07	—	—	—
Technology Distributors	1,021	0.03	0.07	2,997	0.12	0.24
Diversified Banks	—	—	—	3,402	0.14	0.27
Industrial Machinery	—	—	—	81,008	3.25	6.50
Internet & Direct Marketing Retail	—	—	—	70,419	2.82	5.65
Personal Products	—	—	—	50,150	2.01	4.03
Metal & Glass Containers	—	—	—	47,599	1.91	3.82
Soft Drinks	—	—	—	33,670	1.35	2.70
Other Diversified Financial Services	—	—	—	24,326	0.98	1.95
Oil & Gas Refining & Marketing	—	—	—	8,604	0.34	0.69
Trading Companies & Distributors	—	—	—	5,567	0.22	0.45
Specialized REITs	—	—	—	3,264	0.13	0.26
Construction Materials	—	—	—	1,934	0.08	0.16
Alternative Carriers	—	—	—	201	0.01	0.02
Total	$3,164,860	100.00%	208.88%	$2,494,111	100.00%	200.24%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

___________________
(1)This industry includes the Company's investments in the JVs.

As of March 31, 2023 and September 30, 2022, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2023 and September 30, 2022, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of each of March 31, 2023 and September 30, 2022. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2023, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2023 and the maturity date was May 3, 2028. As of March 31, 2023, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month LIBOR plus 2.00% per annum during the reinvestment period, 3-month LIBOR plus 2.15% per annum for the first year after the reinvestment period, 3-month LIBOR plus 2.25% for the following year and 3-month LIBOR plus 2.50% thereafter, in each case with a 0.125% LIBOR floor. $220.0 million and $230.0 million of borrowings were outstanding under the SLF JV I Deutsche Bank Facility as of March 31, 2023 and September 30, 2022, respectively.
As of March 31, 2023 and September 30, 2022, SLF JV I had total assets of $392.9 million and $385.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 56 and 60 portfolio companies as of March 31, 2023 and September 30, 2022, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of March 31, 2023, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $139.5 million in aggregate, at fair value. As of September 30, 2022, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.0 million in aggregate, at fair value.
As of March 31, 2023, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of September 30, 2022, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of March 31, 2023, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I. During the six months ended March 31, 2023, the Company contributed $16.4 million to fund additional SLF JV I Notes and approximately $5.5 million to fund additional LLC equity interests in SLF JV I. As of September 30, 2022, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Senior secured loans (1)	$383,121	$383,194
Weighted average interest rate on senior secured loans (2)	9.97%	8.33%
Number of borrowers in SLF JV I	56	60
Largest exposure to a single borrower (1)	$11,321	$10,093
Total of five largest loan exposures to borrowers (1)	$54,296	$48,139
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of March 31, 2023

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	L+	3.75%	8.73%		2/27/2025		$10,040	$9,988	$9,956
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.66%		12/18/2025		7,051	6,962	6,910	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	L+	6.50%	11.34%		12/18/2025		1,198	1,181	1,174	(4)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	8.86%		8/14/2026		2,984	2,847	2,906
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.55%		6/30/2025		9,033	8,952	9,010	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	L+	4.00%	8.84%		6/9/2028		4,982	4,735	4,814
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	L+	6.25%	11.07%		10/20/2028		4,848	4,787	4,274	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	L+	4.00%	9.16%		11/26/2026		7,760	7,682	7,493
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	L+	3.75%	8.91%		8/11/2025		1,531	1,197	1,221	(4)
Apptio, Inc.	Application Software	First Lien Term Loan	L+	5.00%	9.81%		1/10/2025		4,615	4,588	4,542	(4)
Apptio, Inc.	Application Software	First Lien Revolver	L+	5.00%	9.81%		1/10/2025		346	344	340	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	L+	6.00%	10.83%		12/29/2027		4,155	4,090	3,948	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	L+	6.00%			12/29/2027		—	(8)	(25)	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	10.09%		10/25/2028		5,052	4,873	4,386	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.91%		8/19/2028		4,975	4,750	4,605	(4)
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	L+	5.25%	10.09%		1/20/2029		4,346	4,009	3,609
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.16%		8/19/2028		2,000	1,882	1,860	(4)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%	8.26%		2/15/2029		4,342	4,079	4,076
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%			2/15/2029		—	(33)	(33)	(5)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	10.82%		12/24/2026		6,305	6,221	6,034	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	9.73%		6/11/2027		6,338	6,279	6,167	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	10.16%		6/11/2027		1,763	1,751	1,715	(4)
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	L+	3.75%	8.59%		10/2/2025		2,985	2,892	2,953
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Cengage Learning, Inc.	Education Services	First Lien Term Loan	L+	4.75%	9.88%		7/14/2026		2,985	2,741	2,778
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.04%		8/10/2027		1,994	1,961	1,958
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.04%		8/10/2027		1,970	1,941	1,935
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.04%		8/10/2027		2,366	2,330	2,324
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		—	(8)	(12)	(5)
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	9.84%		1/4/2026		7,334	7,194	4,478	(4)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.90%		10/13/2029		5,375	5,058	5,093	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.00%	9.16%		7/9/2026		7,780	7,707	7,585
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.25%	9.41%		12/2/2027		995	976	968
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	L+	5.00%	9.84%		8/2/2027		6,118	6,023	5,901	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.43%		4/26/2029		7,960	7,821	7,414	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
eResearch Technology, Inc.	Application Software	First Lien Term Loan	L+	4.50%	9.34%		2/4/2027		$7,791	$7,664	$7,372
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	9.92%		8/11/2028		7,406	7,332	5,934	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.16%		4/9/2029		7,960	7,752	7,158	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.41%		6/30/2026		7,369	7,271	7,267
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	L+	5.75%	10.91%		3/25/2027		9,250	9,061	7,970	(4)
Iris Holding, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.75%	9.53%		6/28/2028		4,975	4,634	4,296	(4)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	L+	5.00%	9.84%		10/29/2028		3,982	3,820	3,867
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	L+	5.75%	10.58%		10/14/2027		7,406	7,294	7,286
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	L+	5.00%	10.16%		5/9/2026		11,308	11,136	10,912	(4)
LogMeIn, Inc.	Application Software	First Lien Term Loan	L+	4.75%	9.38%		8/31/2027		7,820	7,720	4,507
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	L+	3.50%	8.34%		9/6/2025		7,327	7,258	7,094
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.52%		3/1/2029		5,970	5,656	5,631
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	L+	7.00%	11.83%		2/14/2025		4,670	4,641	4,600	(4)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	L+	8.00%			2/14/2025		—	(3)	(7)	(4)(5)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	10.66%		2/10/2026		8,362	8,180	8,027	(4)
MRI Software LLC	Application Software	First Lien Revolver	L+	5.50%			2/10/2026		—	(3)	(14)	(4)(5)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	10.66%		2/10/2026		2,222	2,222	2,134	(4)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	L+	4.50%	9.66%		3/31/2025		6,650	6,640	6,517
OEConnection LLC	Application Software	First Lien Term Loan	L+	4.00%	8.91%		9/25/2026		11,043	10,863	10,881
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	9.91%		11/10/2027		9,875	9,499	9,499	(4)
Planview Parent, Inc.	Application Software	First Lien Term Loan	L+	4.00%	9.16%		12/17/2027		2,429	2,295	2,307
Planview Parent, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	12.41%		12/18/2028		4,503	4,435	4,030	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	L+	8.00%	12.78%		4/6/2027		6,796	6,704	6,633	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	L+	8.00%			4/6/2027		212	206	202	(4)(5)
Renaissance Holding Corp.	Diversified Banks	First Lien Term Loan	L+	3.25%	8.09%		5/30/2025		6,982	6,786	6,802
RevSpring, Inc.	Commercial Printing	First Lien Term Loan	L+	4.00%	9.33%		10/11/2025		9,575	9,560	9,284
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.25%	10.08%		4/27/2024		8,157	8,152	5,812
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.23%	10.06%		4/27/2024		138	138	100
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	L+	4.75%	9.42%		4/17/2028		2,992	2,549	2,663	(4)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	L+	5.50%	10.34%		3/17/2026		2,394	2,370	2,287	(4)
Spanx, LLC	Apparel Retail	First Lien Term Loan	L+	5.50%	10.13%		11/20/2028		8,888	8,744	8,677	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.41%		4/5/2029		8,801	8,409	8,422	(4)
Supermoose Borrower, LLC	Application Software	First Lien Term Loan	L+	3.75%	8.91%		8/29/2025		7,703	7,485	6,746	(4)
Surgery Center Holdings, Inc.	Health Care Facilities	First Lien Term Loan	L+	3.75%	8.46%		8/31/2026		3,044	3,034	3,030
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.50%		3/30/2029		8,256	7,537	7,534	(4)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	L+	6.00%	10.86%		12/29/2028		7,249	7,129	7,104	(4)
Veritas US Inc.	Application Software	First Lien Term Loan	L+	5.00%	9.84%		9/1/2025		6,338	6,276	4,847
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.16%		9/21/2027		7,777	7,578	7,078	(4)
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Term Loan	L+	7.75%	12.58%		4/30/2026		6,000	5,976	4,940	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	8.58%		4/30/2025		1,975	1,915	1,807	(4)
Total Portfolio Investments									$383,121	$380,901	$359,276
_________
(1) Represents the interest rate as of March 31, 2023. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of March 31, 2023, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 4.84%, the 90-day LIBOR at 5.16%, the 30-day SOFR at 4.81%, the 90-day SOFR at 4.90% and the 180-day SOFR at 4.86%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of March 31, 2023 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of March 31, 2023.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2022

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	L+	3.75%	6.82%		2/27/2025		$10,093	$10,028	$9,692
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.25%	9.80%		12/18/2025		8,518	8,389	8,371	(4)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	6.91%		8/14/2026		3,000	2,841	2,730
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.20%		6/30/2025		9,267	9,166	9,221	(4)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	L+	6.25%	9.03%		10/20/2028		4,873	4,812	4,576	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	L+	4.25%	7.92%		11/26/2026		7,800	7,722	7,527	(4)
Anastasia Parent, LLC	Personal Products	First Lien Term Loan	L+	3.75%	7.42%		8/11/2025		1,539	1,203	1,232	(4)
Apptio, Inc.	Application Software	First Lien Term Loan	L+	6.00%	8.46%		1/10/2025		4,615	4,580	4,519	(4)
Apptio, Inc.	Application Software	First Lien Revolver	L+	6.00%	8.46%		1/10/2025		154	151	146	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper Packaging	First Lien Term Loan	L+	6.00%	9.67%		12/29/2027		4,176	4,103	4,080
ASP-R-PAC Acquisition Co LLC	Paper Packaging	First Lien Revolver	L+	6.00%			12/29/2027			(9)	(11)	(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	8.37%		10/25/2028		5,052	4,858	4,319	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.70%		8/19/2028		5,000	4,753	4,276
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	L+	5.25%	8.37%		1/20/2029		4,346	3,981	3,347
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	8.78%		12/24/2026		6,338	6,242	6,027	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	8.12%		6/11/2027		6,371	6,311	6,148
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	8.12%		6/11/2027		1,771	1,751	1,664	(4)(5)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	L+	3.00%	6.03%		6/15/2025		9,575	9,566	8,977
BYJU's Alpha, Inc.	Application Software	First Lien Term Loan	L+	6.00%	8.98%		11/24/2026		7,444	7,347	5,455
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.50%	9.12%		8/10/2027		4,358	4,286	4,280
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.50%	9.12%		8/10/2027		449	432	413
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	5.50%			8/10/2027		—	(10)	(11)	(5)
CITGO Petroleum Corp.	Oil & Gas Refining & Marketing	First Lien Term Loan	L+	6.25%	9.37%		3/28/2024		7,038	6,967	7,057	(4)
City Football Group Limited	Movies & Entertainment	First Lien Term Loan	L+	3.50%	6.48%		7/21/2028		6,451	6,419	6,166
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	8.12%		1/4/2026		7,373	7,206	5,320	(4)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	7.65%		9/20/2029		5,375	5,053	5,035	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.00%	7.67%		7/9/2026		5,820	5,776	5,587
Dealer Tire, LLC	Distributors	First Lien Term Loan	L+	4.25%	7.37%		12/12/2025		2,992	2,935	2,924
Delivery Hero FinCo LLC	Internet & Direct Marketing Retail	First Lien Term Loan	SOFR+	5.75%	8.49%		8/12/2027		6,035	5,876	5,756	(4)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	L+	5.00%	8.12%		8/2/2027		6,436	6,332	6,012	(4)
Domtar Corporation	Paper Products	First Lien Term Loan	L+	5.50%	8.26%		11/30/2028		4,100	4,065	3,921
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	7.33%		4/26/2029		8,000	7,849	7,616	(4)
Eagle Parent Corp.	Industrial Machinery	First Lien Term Loan	SOFR+	4.25%	7.80%		4/2/2029		4,478	4,373	4,367
eResearch Technology, Inc.	Application Software	First Lien Term Loan	L+	4.50%	7.62%		2/4/2027		7,331	7,258	6,859

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	L+	5.00%	7.94%		8/11/2028		$7,444	$7,369	$6,029
Global Medical Response, Inc.	Health Care Services	First Lien Term Loan	L+	4.25%	7.37%		3/14/2025		1,979	1,979	1,722	(4)
Global Medical Response, Inc.	Health Care Services	First Lien Term Loan	L+	4.25%	6.81%		10/2/2025		2,192	2,165	1,912
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	8.38%		4/9/2029		8,000	7,774	7,310	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	L+	5.25%	8.80%		6/30/2026		7,406	7,293	7,286
INW Manufacturing, LLC	Personal Products	First Lien Term Loan	L+	5.75%	9.42%		3/25/2027		9,500	9,282	8,408	(4)
Iris Holding, Inc.	Metal & Glass Containers	First Lien Term Loan	SOFR+	4.75%	7.89%		6/28/2028		5,000	4,624	4,610
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	L+	5.75%	8.23%		10/14/2027		7,444	7,318	7,323
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	L+	5.00%	8.67%		5/9/2026		7,367	7,315	7,109	(4)
LogMeIn, Inc.	Application Software	First Lien Term Loan	L+	4.75%	7.80%		8/31/2027		7,860	7,751	5,494
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	L+	3.25%	6.37%		9/6/2025		7,366	7,282	6,835
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	L+	7.00%	10.64%		2/14/2025		4,687	4,651	4,570	(4)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	L+	8.00%			2/14/2025		—	(4)	(12)	(4)(5)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	9.17%		2/10/2026		6,139	6,104	5,966	(4)
MRI Software LLC	Application Software	First Lien Revolver	L+	5.50%			2/10/2026			(3)	(10)	(4)(5)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	L+	4.75%	7.87%		3/31/2025		6,685	6,673	6,484
OEConnection LLC	Application Software	First Lien Term Loan	L+	4.00%	7.12%		9/25/2026		7,777	7,741	7,505	(4)
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	8.13%		11/10/2027		4,925	4,781	4,687	(4)
Peloton Interactive, Inc.	Leisure Products	First Lien Term Loan	SOFR+	6.50%	8.35%		5/25/2027		5,486	5,251	5,371
Planview Parent, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	10.92%		12/18/2028		4,503	4,435	4,323	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	L+	8.00%	10.68%		4/6/2027		6,796	6,694	6,582	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	L+	8.00%			4/6/2027		—	(6)	(13)	(4)(5)
RevSpring, Inc.	Commercial Printing	First Lien Term Loan	L+	4.00%	7.67%		10/11/2025		9,625	9,607	9,304
Sabert Corporation	Metal & Glass Containers	First Lien Term Loan	L+	4.50%	7.63%		12/10/2026		2,536	2,511	2,435	(4)
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.25%	8.06%		4/27/2024		8,201	8,194	7,176
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.23%	8.04%		4/27/2024		138	138	121
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	L+	5.50%	9.17%		3/17/2026		2,553	2,528	2,454
Spanx, LLC	Apparel Retail	First Lien Term Loan	L+	5.25%	8.30%		11/20/2028		8,933	8,776	8,721	(4)
SPX Flow, Inc.	Industrial Machinery	First Lien Term Loan	SOFR+	4.50%	7.63%		4/5/2029		7,500	7,184	6,966	(4)
Supermoose Borrower, LLC	Application Software	First Lien Term Loan	L+	3.75%	7.42%		8/29/2025		7,743	7,479	6,827	(4)
Surgery Center Holdings, Inc.	Health Care Facilities	First Lien Term Loan	L+	3.75%	6.51%		8/31/2026		3,377	3,365	3,213
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.15%		3/30/2029		6,256	5,693	5,629	(4)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	L+	6.00%	9.12%		12/29/2028		7,285	7,155	7,140	(4)
Veritas US Inc.	Application Software	First Lien Term Loan	L+	5.00%	8.67%		9/1/2025		6,365	6,290	5,087
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	L+	6.25%	9.37%		9/21/2027		7,818	7,596	7,115	(4)
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Term Loan	L+	7.75%	10.56%		4/30/2026		6,000	5,972	5,070	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	6.56%		4/30/2025		1,985	1,910	1,783	(4)
Zayo Group Holdings, Inc.	Alternative Carriers	First Lien Term Loan	L+	3.00%	6.12%		3/9/2027		2,155	2,000	1,812
Total Portfolio Investments									$383,194	$382,673	$359,625

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of March 31, 2023. Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of September 30, 2022. The Company earned interest income of $3.2 million and $5.8 million on the SLF JV I Notes for the three and six months ended March 31, 2023, respectively. The Company earned interest income of $1.9 million and $3.9 million on the SLF JV I Notes for the three and six months ended March 31, 2022, respectively. As of March 31, 2023, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $26.8 million, respectively, as of March 31, 2023, and $49.3 million and $20.7 million, respectively, as of September 30, 2022. The Company earned $1.1 million and $2.1 million in dividend income for the three and six months ended March 31, 2023, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $0.7 million and $1.2 million in dividend income for the three and six months ended March 31, 2022, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2023 and September 30, 2022 and for the three and six months ended March 31, 2023 and 2022:

	March 31, 2023	September 30, 2022
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2023:$380,901; cost September 30, 2022: $382,673)	$359,276	$359,625
Cash and cash equivalents	19,851	14,274
Restricted cash	8,440	5,642
Other assets	5,373	5,686
Total assets	$392,940	$385,227

Senior credit facility payable	$220,000	$230,000
SLF JV I Notes payable at fair value (proceeds March 31, 2023: $128,750; proceeds September 30, 2022: $110,000)	128,750	110,000
Other liabilities	13,727	21,539
Total liabilities	$362,477	$361,539
Members' equity	30,463	23,688
Total liabilities and members' equity	$392,940	$385,227

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	Six months ended March 31, 2022
Selected Statements of Operations Information:
Interest income	$10,013	$5,445	$18,794	$10,868
Other income	62	62	62	73
Total investment income	10,075	5,507	18,856	10,941
Senior credit facility interest expense	4,105	1,552	7,813	3,066
SLF JV I Notes interest expense	3,670	2,200	6,652	4,449
Other expenses	107	42	176	121
Total expenses (1)	7,882	3,794	14,641	7,636
Net investment income	2,193	1,713	4,215	3,305
Net unrealized appreciation (depreciation)	3,630	(2,920)	1,423	(3,445)
Net realized gains (losses)	(1,722)	29	(2,713)	403
Net income (loss)	$4,101	$(1,178)	$2,925	$263
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
During the six months ended March 31, 2023, the Company sold $18.8 million of senior secured debt investments to SLF JV I for $18.0 million cash consideration, which represented the fair value at the time of sale. A loss of $0.2 million was recognized by the Company on these transactions. During the six months ended March 31, 2022, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of March 31, 2023 and September 30, 2022, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of March 31, 2023, had a reinvestment period end date and maturity date of May 3, 2023 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of March 31, 2023, bore interest at a rate equal to 3-month LIBOR plus 2.25% per annum during the reinvestment period, 3-month LIBOR plus 2.40% for the first year after the end of the reinvestment period, 3-month LIBOR plus 2.50% for the following year and 3-month LIBOR plus 2.75% thereafter, in each case with a 0.125% LIBOR floor. $71.1 million and $82.1 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of March 31, 2023 and September 30, 2022, respectively.
As of March 31, 2023 and September 30, 2022, the Glick JV had total assets of $131.0 million and $146.8 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 39 and 43 portfolio companies as of March 31, 2023 and September 30, 2022, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $50.0 million and $50.3 million in the aggregate at fair value as of March 31, 2023 and September 30, 2022, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of March 31, 2023 and September 30, 2022, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of March 31, 2023 and September 30, 2022, of which $73.5 million was from the Company. As of each of March 31, 2023 and September 30, 2022, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of March 31, 2023 and September 30, 2022, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Senior secured loans (1)	$130,380	$143,225
Weighted average current interest rate on senior secured loans (2)	10.30%	8.52%
Number of borrowers in the Glick JV	39	43
Largest loan exposure to a single borrower (1)	$6,396	$6,562
Total of five largest loan exposures to borrowers (1)	$28,426	$28,973
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of March 31, 2023

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	L+	6.50%	11.34%		12/18/2025	$599	$591	$587	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.66%		12/18/2025	3,901	3,854	3,823	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.55%		6/30/2025	6,396	6,337	6,380	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	L+	4.00%	8.84%		6/9/2028	2,491	2,367	2,407
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	L+	6.25%	11.07%		10/20/2028	2,875	2,839	2,535	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	L+	4.00%	9.16%		11/26/2026	2,910	2,881	2,810
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	9.85%		2/28/2028	3,000	2,911	2,891
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	L+	3.75%	8.91%		8/11/2025	912	709	727	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	L+	6.00%	10.83%		12/29/2027	1,725	1,698	1,639	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	L+	6.00%			12/29/2027	—	(3)	(10)	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	10.09%		10/25/2028	2,078	2,036	1,804	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.91%		8/19/2028	1,990	1,900	1,842	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.16%		8/19/2028	1,000	941	930	(4)
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	L+	5.25%	10.09%		1/20/2029	2,423	2,228	2,012
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	10.82%		12/24/2026	3,638	3,589	3,481	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	9.73%		6/11/2027	3,380	3,349	3,289	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	10.16%		6/11/2027	804	799	782	(4)(5)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.90%		10/13/2029	2,280	2,144	2,160	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.00%	9.16%		7/9/2026	2,856	2,834	2,784
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	L+	5.00%	9.84%		8/2/2027	2,595	2,569	2,503	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.43%		4/26/2029	2,985	2,933	2,780	(4)
eResearch Technology, Inc.	Application Software	First Lien Term Loan	L+	4.50%	9.34%		2/4/2027	2,431	2,407	2,301

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	9.92%		8/11/2028	$3,950	$3,911	$3,165	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.16%		4/9/2029	3,980	3,876	3,579	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.41%		6/30/2026	3,930	3,878	3,876
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	L+	5.75%	10.91%		3/25/2027	2,313	2,265	1,993	(4)
Iris Holding, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.75%	9.53%		6/28/2028	1,990	1,850	1,718	(4)
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	L+	5.75%	10.58%		10/14/2027	3,950	3,890	3,886
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	L+	3.50%	8.34%		9/6/2025	1,351	1,214	1,308
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	10.66%		2/10/2026	1,638	1,625	1,573	(4)
MRI Software LLC	Application Software	First Lien Revolver	L+	5.50%			2/10/2026	—	(1)	(6)	(4)(5)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	L+	4.50%	9.66%		3/31/2025	5,225	5,217	5,121
OEConnection LLC	Application Software	First Lien Term Loan	L+	4.00%	8.91%		9/25/2026	3,868	3,851	3,812
Planview Parent, Inc.	Application Software	First Lien Term Loan	L+	4.00%	9.16%		12/17/2027	685	649	652
Planview Parent, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	12.41%		12/18/2028	2,842	2,799	2,544	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	L+	8.00%	12.78%		4/6/2027	4,465	4,405	4,358	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	L+	8.00%	12.78%		4/6/2027	158	153	150	(4)(5)
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.25%	10.08%		4/27/2024	6,061	6,053	4,319
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.23%	10.06%		4/27/2024	103	102	74
Spanx, LLC	Apparel Retail	First Lien Term Loan	L+	5.50%	10.13%		11/20/2028	4,938	4,858	4,820	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.41%		4/5/2029	5,228	5,014	5,003	(4)
Supermoose Borrower, LLC	Application Software	First Lien Term Loan	L+	3.75%	8.91%		8/29/2025	2,806	2,716	2,457	(4)
Surgery Center Holdings, Inc.	Health Care Facilities	First Lien Term Loan	L+	3.75%	8.46%		8/31/2026	1,544	1,539	1,538
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.50%		3/30/2029	2,654	2,432	2,422	(4)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	L+	6.00%	10.86%		12/29/2028	3,009	2,959	2,948	(4)
Tribe Buyer LLC	Human Resource & Employment Services	First Lien Term Loan	L+	4.50%	9.34%		2/16/2024	1,574	1,574	1,115
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.16%		9/21/2027	4,861	4,736	4,423	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	8.58%		4/30/2025	988	957	904	(4)
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Term Loan	L+	7.75%	12.58%		4/30/2026	3,000	2,988	2,470	(4)
Total Portfolio Investments								$130,380	$127,423	$120,679
__________
(1) Represents the interest rate as of March 31, 2023. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to SOFR. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2023, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 4.84%, the 90-day LIBOR at 5.16%, the 30-day SOFR at 4.81% and the 90-day SOFR at 4.90%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of March 31, 2023 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(4) This investment was held by both the Company and the Glick JV as of March 31, 2023.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Glick JV Portfolio as of September 30, 2022

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	L+	6.25%	9.80%		12/18/2025	$4,647	$4,579	$4,567	(4)
Alvogen Pharma Inc	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.20%		6/30/2025	6,562	6,489	6,529	(4)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	L+	6.25%	9.03%		10/20/2028	2,889	2,853	2,714	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	L+	4.25%	7.92%		11/26/2026	2,925	2,896	2,823	(4)
Anastasia Parent, LLC	Personal Products	First Lien Term Loan	L+	3.75%	7.42%		8/11/2025	917	712	734	(4)
ASP-R-PAC Acquisition Co LLC	Paper Packaging	First Lien Term Loan	L+	6.00%	9.67%		12/29/2027	1,734	1,704	1,694
ASP-R-PAC Acquisition Co LLC	Paper Packaging	First Lien Revolver	L+	6.00%			12/29/2027	—	(4)	(5)	(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	8.37%		10/25/2028	2,078	2,033	1,777	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.70%		8/19/2028	2,000	1,901	1,711
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	L+	5.25%	8.37%		1/20/2029	2,423	2,212	1,866
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	8.78%		12/24/2026	3,656	3,601	3,476	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	8.12%		6/11/2027	3,398	3,366	3,279
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	L+	5.00%	8.12%		6/11/2027	808	800	760	(4)(5)
BYJU's Alpha, Inc.	Application Software	First Lien Term Loan	L+	6.00%	8.98%		11/24/2026	3,970	3,919	2,909
CITGO Petroleum Corp.	Oil & Gas Refining & Marketing	First Lien Term Loan	L+	6.25%	9.37%		3/28/2024	3,519	3,484	3,529	(4)
City Football Group Limited	Movies & Entertainment	First Lien Term Loan	L+	3.50%	6.48%		7/21/2028	2,481	2,469	2,372
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	7.65%		9/20/2029	2,280	2,143	2,136	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.00%	7.67%		7/9/2026	2,870	2,849	2,756
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	L+	5.00%	8.12%		8/2/2027	2,730	2,703	2,549	(4)
Domtar Corporation	Paper Products	First Lien Term Loan	L+	5.50%	8.26%		11/30/2028	2,503	2,478	2,394
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	7.33%		4/26/2029	3,000	2,943	2,856	(4)
Eagle Parent Corp.	Industrial Machinery	First Lien Term Loan	SOFR+	4.25%	7.80%		4/2/2029	2,488	2,429	2,426
eResearch Technology, Inc.	Application Software	First Lien Term Loan	L+	4.50%	7.62%		2/4/2027	2,444	2,419	2,286
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	L+	5.00%	7.94%		8/11/2028	3,970	3,930	3,216
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	8.38%		4/9/2029	4,000	3,887	3,655	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	L+	5.25%	8.80%		6/30/2026	3,950	3,890	3,886
INW Manufacturing, LLC	Personal Products	First Lien Term Loan	L+	5.75%	9.42%		3/25/2027	2,375	2,320	2,102	(4)
Iris Holding, Inc.	Metal & Glass Containers	First Lien Term Loan	SOFR+	4.75%	7.89%		6/28/2028	2,000	1,846	1,844
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	L+	5.75%	8.23%		10/14/2027	3,970	3,903	3,905
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	L+	3.25%	6.37%		9/6/2025	1,358	1,192	1,260

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	9.17%		2/10/2026	$1,647	$1,632	$1,600	(4)
MRI Software LLC	Application Software	First Lien Revolver	L+	5.50%			2/10/2026	—	(1)	(4)	(4)(5)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	L+	4.75%	7.87%		3/31/2025	5,252	5,243	5,095
OEConnection LLC	Application Software	First Lien Term Loan	L+	4.00%	7.12%		9/25/2026	3,888	3,871	3,752	(4)
Planview Parent, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	10.92%		12/18/2028	2,842	2,799	2,728	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	L+	8.00%	10.68%		4/6/2027	4,465	4,398	4,325	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	L+	8.00%			4/6/2027	—	(5)	(10)	(4)(5)
Sabert Corporation	Metal & Glass Containers	First Lien Term Loan	L+	4.50%	7.63%		12/10/2026	1,691	1,674	1,623	(4)
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.25%	8.06%		4/27/2024	6,094	6,082	5,332
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.23%	8.04%		4/27/2024	102	102	90
Spanx, LLC	Apparel Retail	First Lien Term Loan	L+	5.25%	8.30%		11/20/2028	4,962	4,876	4,845	(4)
SPX Flow, Inc.	Industrial Machinery	First Lien Term Loan	SOFR+	4.50%	7.63%		4/5/2029	6,000	5,734	5,572	(4)
Supermoose Borrower, LLC	Application Software	First Lien Term Loan	L+	3.75%	7.42%		8/29/2025	2,820	2,712	2,487	(4)
Surgery Center Holdings, Inc.	Health Care Facilities	First Lien Term Loan	L+	3.75%	6.51%		8/31/2026	3,377	3,365	3,213
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.15%		3/30/2029	2,654	2,415	2,388	(4)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	L+	6.00%	9.12%		12/29/2028	3,024	2,970	2,963	(4)
Tribe Buyer LLC	Human Resource & Employment Services	First Lien Term Loan	L+	4.50%	7.62%		2/16/2024	1,583	1,582	1,266
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	L+	6.25%	9.37%		9/21/2027	4,886	4,747	4,447	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	6.56%		4/30/2025	993	955	892	(4)
WP CPP Holdings, LLC	Aerospace & Defense	Second Lien Term Loan	L+	7.75%	10.56%		4/30/2026	3,000	2,986	2,534	(4)
Total Portfolio Investments								$143,225	$140,083	$133,144
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.0 million and $50.0 million, respectively, as of March 31, 2023. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. For the three and six months ended March 31, 2023, the Company's investment in the Glick JV Notes earned interest income of $1.6 million and $3.2 million, respectively. For the three and six months ended March 31, 2022, the Company's investment in the Glick JV Notes earned interest income of $1.0 million and $2.1 million, respectively. The Company did not earn dividend income for the three and six months ended March 31, 2023 and March 31, 2022 with respect to its investment in the LLC equity interest of the Glick JV. As of March 31, 2023, the Glick JV Notes bore interest at a rate of one-month LIBOR plus 4.50% per annum and will mature on October 20, 2028.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for the Glick JV as of March 31, 2023 and September 30, 2022 and for the three and six months ended March 31, 2023 and March 31, 2022:

	March 31, 2023	September 30, 2022
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2023: $127,423; September 30, 2022: $140,083)	$120,679	$133,144
Cash and cash equivalents	3,302	7,021
Restricted cash	1,939	1,788
Other assets	5,091	4,855
Total assets	$131,011	$146,808

Senior credit facility payable	$71,082	$82,082
Glick JV Notes payable at fair value (proceeds March 31, 2023: $67,085; September 30, 2022: $68,185)	57,147	57,463
Other liabilities	2,782	7,263
Total liabilities	$131,011	$146,808
Members' equity	—	—
Total liabilities and members' equity	$131,011	$146,808

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	For the six months ended March 31, 2023	For the six months ended March 31, 2022
Selected Statements of Operations Information:
Interest income	$3,509	$2,220	$6,912	$4,380
Fee income	35	35	35	35
Total investment income	3,544	2,255	6,947	4,415
Senior credit facility interest expense	1,317	538	2,602	1,048
Glick JV Notes interest expense	1,493	801	2,817	1,619
Other expenses	25	29	78	68
Total expenses (1)	2,835	1,368	5,497	2,735
Net investment income	709	887	1,450	1,680
Net unrealized appreciation (depreciation)	61	(914)	(590)	(1,796)
Realized gain (loss)	(770)	27	(860)	116
Net income (loss)	$—	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.

During the three and six months ended March 31, 2023 and 2022, the Company did not sell any debt investments to the Glick JV.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three and six months ended March 31, 2023, the Company recorded total fee income of $2.4 million and $4.4 million, respectively, of which $0.3 million and $0.6 million, respectively, was recurring in nature. For the three and six months ended March 31, 2022, the Company recorded total fee income of $1.9 million and $2.8 million, respectively, of which $0.2 million and $0.4 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and certain exit fees.

Note 5. Share Data and Net Assets
The share and per share information disclosed in Note 5 have been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2023 and 2022:

(Share amounts in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	Six months ended March 31, 2022
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$21,522	$14,441	$34,694	$53,849
Weighted average common shares outstanding — basic and diluted	73,203	60,533	67,106	60,327
Earnings (loss) per common share — basic and diluted	$0.29	$0.24	$0.52	$0.89

Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2023:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2022	61,125	$611	$1,827,721	$(582,769)	$1,245,563
Net investment income	—	—	—	38,808	38,808
Net unrealized appreciation (depreciation)	—	—	—	(22,982)	(22,982)
Net realized gains (losses)	—	—	—	(3,203)	(3,203)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	549	549
Distributions to stockholders	—	—	—	(58,679)	(58,679)
Issuance of common stock under dividend reinvestment plan	95	1	1,932	—	1,933
Balance as of December 31, 2022	61,220	$612	$1,829,653	$(628,276)	$1,201,989
Net investment income	—	—	—	45,978	45,978
Net unrealized appreciation (depreciation)	—	—	—	(18,279)	(18,279)
Net realized gains (losses)	—	—	—	(6,111)	(6,111)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(66)	(66)
Distributions to stockholders	—	—	—	(42,395)	(42,395)
Issuance of common stock in connection with the OSI2 Merger	15,860	159	333,875	—	334,034
Issuance of common stock under dividend reinvestment plan	68	1	1,294	—	1,295
Repurchase of common stock under dividend reinvestment plan	(68)	(1)	(1,294)	—	(1,295)
Balance as of March 31, 2023	77,080	$771	$2,163,528	$(649,149)	$1,515,150

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the changes in net assets for the three and six months ended March 31, 2022:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2021	60,120	$601	$1,805,557	$(493,335)	$1,312,823
Net investment income	—	—	—	32,295	32,295
Net unrealized appreciation (depreciation)	—	—	—	(4,586)	(4,586)
Net realized gains (losses)	—	—	—	9,321	9,321
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	2,378	2,378
Distributions to stockholders	—	—	—	(27,956)	(27,956)
Issuance of common stock under dividend reinvestment plan	36	1	785	—	786
Balance as of December 31, 2021	60,156	$602	$1,806,342	$(481,883)	$1,325,061
Net investment income	—	—	—	40,098	40,098
Net unrealized appreciation (depreciation)	—	—	—	(27,038)	(27,038)
Net realized gains (losses)	—	—	—	1,402	1,402
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(21)	(21)
Distributions to stockholders	—	—	—	(29,271)	(29,271)
Issuance of common stock in connection with the "at the market" offering	877	9	19,370	—	19,379
Issuance of common stock under dividend reinvestment plan	35	—	766	—	766
Balance as of March 31, 2022	61,068	$611	$1,826,478	$(496,713)	$1,330,376

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

For income tax purposes, the Company has reported its distributions for the 2022 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2022 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2023 and 2022:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(1)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	$0.42	24.8	million	41,510	(1)	0.8	million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	$0.55	41.1	million	68,412	(2)	1.3	million
Total for the six months ended March 31, 2023				$1.51	$97.9	million	163,291		$3.2	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465	$27.2	million	35,990	(1)	$0.8	million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	$0.48	28.5 million		34,804	(1)	0.8 million
Total for the six months ended March 31, 2022				$0.945	$55.7	million	70,794		$1.6	million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.

Common Stock Issuances
On January 23, 2023, in connection with the OSI2 Merger, the Company issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders. During the three and six months ended March 31, 2023, the Company issued zero and 94,879 shares of common stock, respectively, as part of the DRIP. During the three and six months ended March 31, 2022, the Company issued an aggregate of 34,804 and 70,794 shares of common stock, respectively, as part of the DRIP.
On February 7, 2022, the Company entered into an equity distribution agreement by and among the Company, Oaktree, Oaktree Administrator and Keefe, Bruyette & Woods, Inc., JMP Securities LLC, Raymond James & Associates, Inc. and SMBC Nikko Securities America, Inc., as placement agents, in connection with the issuance and sale by the Company of shares of common stock, having an aggregate offering price of up to $125.0 million. The equity distribution agreement was amended on February 8, 2023 to allow for the sale of shares of the Company’s common stock having an aggregate offering price of up to $125 million under the Company’s current registration statement. Sales of the common stock may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
In connection with the "at the market" offering, the Company did not issue or sell any shares of common stock during the three and six months ended March 31, 2023. In connection with the "at the market" offering, the Company issued and sold 2,632,260 shares of common stock during the three and six months ended March 31, 2022 for net proceeds of $19.4 million (net of offering costs).
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

As of March 31, 2023, the size of the Syndicated Facility was $1.0 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of March 31, 2023, (i) the period during which the Company may make drawings will expire on May 4, 2025 and the maturity date is May 4, 2026 and (ii) the interest rate margin for (a) SOFR loans (which may be 1-, 3- or 6-month, at the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.42826% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OCSL Senior Funding II LLC and OSI 2 Senior Lending SPV, LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of March 31, 2023, except for assets that were held by OCSL Senior Funding II LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of March 31, 2023, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of March 31, 2023 and September 30, 2022, the Company had $750.0 million and $540.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $750.0 million and $540.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.255% and 2.193% for the six months ended March 31, 2023 and 2022, respectively. For the three and six months ended March 31, 2023, the Company recorded interest expense (inclusive of fees) of $13.1 million and $23.1 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2022, the Company recorded interest expense (inclusive of fees) of $4.0 million and $7.8 million, respectively, related to the Syndicated Facility.
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
As of March 31, 2023, the Company was able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2023, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of March 31, 2023, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of March 31, 2023, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of the Company’s equity interests in OCSL Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of each of March 31, 2023 and September 30, 2022, the Company had $160.0 million outstanding under the Citibank Facility, which had a fair value of $160.0 million. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.678% and 2.060% for the six months ended March 31, 2023 and 2022, respectively. For the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

three and six months ended March 31, 2023, the Company recorded interest expense (inclusive of fees) of $2.9 million and $5.6 million, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2022, the Company recorded interest expense (inclusive of fees) of $1.1 million and $1.9 million, respectively, related to the Citibank Facility.
OSI2 Citibank Facility
On January 23, 2023, as a result of the consummation of the OSI2 Merger, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “OSI2 Citibank Facility”) with OSI 2 Senior Lending SPV, LLC (“OSI 2 SPV”), the Company’s wholly-owned and consolidated subsidiary, as the borrower, the Company, as collateral manager, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of March 31, 2023, the Company was able to borrow up to $250 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2023, the OSI2 Citibank Facility has a reinvestment period through May 26, 2023, during which advances may be made, and matures on January 26, 2025. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the OSI2 Citibank Facility, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) LIBOR for a three month maturity and (b) for all other lenders under the OSI2 Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the reinvestment period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the reinvestment period, the applicable spread is 3.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of March 31, 2023, the Company had $205.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $205.0 million. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.172% for the period from January 23, 2023 to March 31, 2023. For the period from January 23, 2023 to March 31, 2023, the Company recorded interest expense (inclusive of fees) of $3.1 million related to the OSI2 Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2023, the Company did not repurchase any of the 2025 Notes in the open market.

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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2023, the Company did not repurchase any of the 2027 Notes in the open market.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(1.4)	(2.9)	(1.8)	(3.2)
Unaccreted discount	(1.0)	(0.7)	(1.2)	(0.7)
Interest rate swap fair value adjustment	—	(35.2)	—	(42.0)
Net carrying value	$297.6	$311.2	$297.0	$304.1
Fair Value	$286.9	$300.1	$283.1	$294.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and six months ended March 31, 2023:

($ in millions)	2025 Notes		2027 Notes
	Three months ended March 31, 2023	Six months ended March 31, 2023	Three months ended March 31, 2023	Six months ended March 31, 2023
Coupon interest	$2.6	$5.3	$2.4	$4.7
Amortization of financing costs and discount	0.3	0.6	0.2	0.5
Effect of interest rate swap	—	—	3.2	5.7
Total interest expense	$2.9	$5.9	$5.8	$10.9
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	6.324%	5.955%
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2023 and 2022.

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	Six months ended March 31, 2022
Net increase (decrease) in net assets resulting from operations	$21,522	$14,441	$34,694	$53,849
Net unrealized (appreciation) depreciation	18,279	27,038	41,261	31,624
Book/tax difference due to organizational costs	—	(22)	—	(44)
Book/tax difference due to capital losses utilized	249	(4,916)	8,262	(15,447)
Other book/tax differences	1,823	1,393	(11,087)	(9,778)
Taxable/Distributable Income (1)	$41,873	$37,934	$73,130	$60,204
 __________
(1) The Company's taxable income for the three and six months ended March 31, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of March 31, 2023, $11.0 million of the $12.8 million deferred tax assets would not more likely than not be realized in future periods. As of March 31, 2023, the Company recorded a net deferred tax asset of $1.8 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2023, the Company recognized a total expense for income tax related to realized and unrealized losses of $0.1 million, which was primarily current income tax expense.
For the six months ended March 31, 2023, the Company recognized a total benefit for income tax related to realized and unrealized losses of $0.5 million, which was composed of (i) a current income tax benefit of approximately $0.4 million, and (ii) a deferred income tax benefit of approximately $0.1 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended March 31, 2023, the Company recorded an aggregate net realized loss of $6.1 million, which consisted primarily of $3.7 million of realized losses on foreign currency forward contracts. The remainder was the result of various exits across the investment portfolio.
During the three months ended March 31, 2022, the Company recorded an aggregate net realized gain of $1.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
TigerConnect Inc.	$1.8
Other, net	(0.4)
Total, net	$1.4
During the six months ended March 31, 2023, the Company recorded an aggregate net realized loss of $9.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Carvana Co.	$(2.8)
ASP Unifrax Holdings Inc.	(2.1)
Global Medical Response Inc.	(1.0)
Other, net	(3.4)
Total, net	$(9.3)
During the six months ended March 31, 2022, the Company recorded an aggregate net realized gain of $10.7 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$3.4
OmniSYS Acquisition Corporation	2.0
First Star Speir Aviation Limited	1.9
TigerConnect Inc.	1.8
Other, net	1.6
Total, net	$10.7

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended March 31, 2023 and 2022, the Company recorded net unrealized depreciation of $18.3 million and $27.0 million, respectively. For the three months ended March 31, 2023, this consisted of $24.5 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation related to exited investments (a

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

portion of which resulted in a reclassification to realized gains), partially offset by $9.5 million of net unrealized appreciation on equity investments and $1.6 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended March 31, 2022, this consisted of $16.6 million of net unrealized depreciation on debt investments, $8.7 million of net unrealized depreciation on equity investments and $3.4 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $1.7 million of net unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2023 and 2022, the Company recorded net unrealized depreciation of $41.3 million and $31.6 million, respectively. For the six months ended March 31, 2023, this consisted of $44.0 million of net unrealized depreciation on debt investments and $9.4 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $8.3 million of net unrealized appreciation on equity investments and $3.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the six months ended March 31, 2022, this consisted of $18.9 million of net unrealized depreciation on debt investments, $7.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $5.9 million of net unrealized depreciation on equity investments, partially offset by $0.9 million of net unrealized appreciation of foreign currency forward contracts.
During the three and six months ended March 31, 2023, unrealized depreciation included $20.7 million that resulted solely from accounting adjustments related to the OSI2 Merger.
Note 9. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances are in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 10. Related Party Transactions

As of March 31, 2023 and September 30, 2022, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $19.4 million and $15.9 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The investment advisory agreement with Oaktree was subsequently amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger and on January 23, 2023 in connection with the closing of OSI2 Merger. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM.
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
For the three and six months ended March 31, 2023, the base management fee incurred under the Investment Advisory Agreement was $9.7 million (net of waiver) and $18.9 million (net of waiver), respectively. For the three and six months ended March 31, 2022, the base management fee incurred under the Investment Advisory Agreement was $9.3 million (net of waiver) and $18.5 million (net of waiver), respectively.
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

For the three and six months ended March 31, 2023, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $9.0 million and $16.7 million, respectively. For the three and six months ended

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

March 31, 2022, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $6.7 million and $13.2 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of March 31, 2023, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of March 31, 2023 under the Investment Advisory Agreement, no Part II incentive fees would be payable.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2023, there were no accrued capital gains incentive fees. For the three and six months ended March 31, 2022, $3.7 million and $2.0 million of accrued capital gains incentive fees were reversed, respectively. As of March 31, 2023, the total accrued capital gains incentive fee liability was zero.
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
For the three months ended March 31, 2023 and 2022, the Company accrued administrative expenses of $0.4 million and $0.4 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively. For the six months ended March 31, 2023 and 2022, the Company accrued administrative expenses of $0.8 million and $0.9 million, respectively, including $0.2 million and $0.2 million of general and administrative expenses, respectively.
As of March 31, 2023 and September 30, 2022, $4.0 million and $3.2 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022 (8)	Six months ended March 31, 2023	Six months ended March 31, 2022 (8)
Net asset value per share at beginning of period	$19.63	$22.03	$20.38	$21.84
Net investment income (1)	0.63	0.66	1.26	1.20
Net unrealized appreciation (depreciation) (1)(9)	0.03	(0.44)	(0.34)	(0.52)
Net realized gains (losses) (1)	(0.08)	0.02	(0.14)	0.18
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	0.01	0.04
Distributions of net investment income to stockholders	(0.55)	(0.48)	(1.51)	(0.95)
Net asset value per share at end of period	$19.66	$21.79	$19.66	$21.79
Per share market value at beginning of period (7)	$20.61	$22.38	$18.00	$21.18
Per share market value at end of period (7)	$18.77	$22.11	$18.77	22.11
Total return (2)	(6.28)%	0.95%	9.19%	8.94%
Common shares outstanding at beginning of period	61,220	60,156	61,125	60,120
Common shares outstanding at end of period	77,080	61,068	77,080	61,068
Net assets at beginning of period	$1,201,989	$1,325,061	$1,245,563	$1,312,823
Net assets at end of period	$1,515,150	$1,330,376	$1,515,150	$1,330,376
Average net assets (3)	$1,457,362	$1,335,113	$1,348,400	$1,331,484
Ratio of net investment income to average net assets (4)	12.79%	12.18%	12.61%	10.90%
Ratio of total expenses to average net assets (4)	14.50%	7.58%	13.85%	8.29%
Ratio of net expenses to average net assets (4)	14.00%	7.35%	13.48%	8.06%
Ratio of portfolio turnover to average investments at fair value	5.02%	6.93%	9.23%	16.03%
Weighted average outstanding debt (5)	$1,725,222	$1,374,167	$1,581,714	$1,352,418
Average debt per share (1)	$23.57	$22.71	$23.57	$22.41
Asset coverage ratio at end of period (6)	183.39%	193.12%	183.39%	193.12%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of principal debt outstanding for the period.
(6)	Based on outstanding senior securities of $1,767.6 million and $1,395.0 million as of March 31, 2023 and 2022, respectively.
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

(9)	For the three and six months ended March 31, 2023, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OSI2 Merger.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2023, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
In connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of March 31, 2023, the Company paid $45.7 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$79,445	€73,754	5/11/2023	$—	$859	Derivative liability
Foreign currency forward contract	$64,328	£53,383	5/11/2023	$—	$1,729	Derivative liability
				$—	$2,588
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$43,179	€41,444	11/10/2022	$2,466	$—	Derivative asset
Foreign currency forward contract	$45,692	£37,033	11/10/2022	$4,323	$—	Derivative asset
				$6,789	$—
Certain information related to the Company’s interest rate swap is presented below as of March 31, 2023.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$35,252	Derivative liability
			$—	$35,252
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2022.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$41,969	Derivative liability
			$—	$41,969

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2023, the Company's only off-balance sheet arrangements consisted of $264.5 million of unfunded commitments, which was comprised of $237.4 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. As of September 30, 2022, the Company's only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of its portfolio companies and $49.0 million to provide financing to the JVs. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of March 31, 2023 and September 30, 2022 is shown in the table below:

	March 31, 2023	September 30, 2022
107-109 Beech OAK22 LLC	$42,179	$—
Fairbridge Strategic Capital Funding LLC	23,382	22,150
Delta Leasing SPV II LLC	23,004	27,187
BioXcel Therapeutics, Inc.	14,543	11,785
OCSI Glick JV LLC	13,998	13,998
Senior Loan Fund JV I, LLC	13,125	35,000
Dominion Diagnostics, LLC	9,406	11,148
iCIMs, Inc.	8,315	6,930
Marinus Pharmaceuticals, Inc.	7,139	5,734
Assembled Brands Capital LLC	6,528	2,008
Grove Hotel Parcel Owner, LLC	5,286	4,293
scPharmaceuticals Inc.	5,212	—
Innocoll Pharmaceuticals Limited	5,200	4,195
Avalara, Inc.	5,047	—
Accupac, Inc.	4,936	4,605
Mindbody, Inc.	4,762	4,000
Mesoblast, Inc.	4,405	3,553
107 Fair Street LLC	4,322	—
Harrow Health, Inc.	4,011	—
MRI Software LLC	3,874	5,196
OTG Management, LLC	3,850	3,789
Supreme Fitness Group NY Holdings, LLC	3,639	1,527
Establishment Labs Holdings Inc.	3,384	5,075
112-126 Van Houten Real22 LLC	3,174	—
PRGX Global, Inc.	3,127	2,518
Salus Workers' Compensation, LLC	3,102	—
ADC Therapeutics SA	3,020	3,020
Relativity ODA LLC	2,762	2,218
LSL Holdco, LLC	2,650	427
SCP Eye Care Services, LLC	2,356	—
Pluralsight, LLC	2,295	3,532
Spanx, LLC	2,185	2,226
Tahoe Bidco B.V.	2,162	1,741
Coupa Holdings, LLC	2,075	—
Oranje Holdco, Inc.	1,904	—
Berner Food & Beverage, LLC	1,729	1,392
GKD Index Partners, LLC	1,600	320
MHE Intermediate Holdings, LLC	1,536	1,429
Kings Buyer, LLC	1,498	1,537
PPW Aero Buyer, Inc.	1,466	—
Liquid Environmental Solutions Corporation	1,383	1,115
Coyote Buyer, LLC	1,333	1,333
CorEvitas, LLC	1,251	915
Digital.AI Software Holdings, Inc.	1,044	826
Telestream Holdings Corporation	678	528
ASP-R-PAC Acquisition Co LLC	396	—
Apptio, Inc.	269	1,338
BAART Programs, Inc.	—	8,645
RumbleOn, Inc.	—	4,822
Ardonagh Midco 3 PLC	—	4,372
Dialyze Holdings, LLC	—	3,431
Thrasio, LLC	—	2,578
Acquia Inc.	—	1,326
109 Montgomery Owner LLC	—	477
Total	$264,542	$224,239

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Merger with OSI2
On January 23, 2023, the Company completed its previously announced acquisition of OSI2. The Company was the accounting survivor of the OSI2 Merger. In accordance with the terms of the OSI2 Merger Agreement, at the effective time of the OSI2 Merger, each outstanding share of OSI2 common stock was converted into the right to receive 0.9115 shares of the Company’s common stock (with OSI2’s stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Merger, the Company issued an aggregate of 15,860,200 shares of its common stock to former OSI2 stockholders.
The OSI2 Merger was accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues (“ASC 805”). The Company determined the fair value of the shares of the Company’s common stock that were issued to former OSI2 stockholders pursuant to the OSI2 Merger Agreement plus transaction costs to be the consideration paid in connection with the OSI2 Merger under ASC 805. The consideration paid to OSI2 stockholders, as determined in accordance with ASC 805, was more than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase premium (the “purchase premium”). The consideration paid was allocated to the individual assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash). As a result, the purchase premium was allocated to the cost basis of the OSI2 investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the OSI2 Merger. Immediately following the OSI2 Merger, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in $20.7 million of unrealized depreciation in the Consolidated Statement of Operations as a result of the OSI2 Merger. The purchase premium allocated to the debt investments acquired will amortize over the life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized depreciation on such investment acquired through its ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired. The OSI2 Merger was considered a tax-free reorganization, and the Company has elected to carry forward the historical cost basis of the acquired OSI2 investments for tax purposes.
The following table summarizes the allocation of the consideration paid to the assets acquired and liabilities assumed as a result of the OSI2 Merger:

Common stock issued by the Company (1)	$334,034
Transaction costs	1,932
Consideration paid	$335,966

Investments	$592,809
Cash and cash equivalents	22,317
Other assets	6,679
Total assets acquired	621,805

Debt	225,000
Other liabilities	60,839
Total liabilities acquired	285,839
Total net assets acquired	$335,966
__________
(1) Common stock issued by the Company includes $19 of cash paid in lieu of issuing fractional shares.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2023, except as discussed below.
Distribution Declaration
On April 28, 2023, the Company’s Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on June 30, 2023 to stockholders of record on June 15, 2023.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2023
(unaudited)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2022	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2023	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829	$—	$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460	—	—	—	27,638	—	—	27,638	1.82%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	L+	5.00%	10.16%		2/28/2024		14,261	—	692	14,333	—	(72)	14,261	0.94%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	L+	5.00%	10.16%		2/28/2024		1,742	—	65	—	1,742	—	1,742	0.11%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031	—	—	—	4,946	—	(2,235)	2,711	0.18%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	L+	4.50%	8.90%		10/20/2028		58,699	—	3,206	50,283	742	(1,025)	50,000	3.30%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	L+	7.00%	11.40%		12/29/2028		112,656	—	5,820	96,250	16,406	—	112,656	7.44%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	2,100	20,715	6,132	—	26,847	1.77%
Total Control Investments									$187,358	$—	$11,883	$214,165	$25,022	$(3,332)	$235,855	15.57%

Affiliate Investments
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	L+	6.75%	11.91%		10/17/2023		22,837	—	1,299	24,225	2,275	(3,898)	22,602	1.49%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,783,332	—	—	—	370	40	(410)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,129,453	—	—	—	1,223	178	—	1,401	0.09%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399	—	—	—	378	—	(65)	313	0.02%
Total Affiliate Investments									$22,837	$—	$1,299	$26,196	$2,493	$(4,373)	$24,316	1.60%
Total Control & Affiliate Investments									$210,195	$—	$13,182	$240,361	$27,515	$(7,705)	$260,171	17.17%

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

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2022
(unaudited)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2021	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2022	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829	$—	$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460	—	—	—	27,638	—	—	27,638	2.1%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	L+	5.00%	6.01%		2/28/2024		23,201	—	790	27,381	—	(4,180)	23,201	1.7%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	L+	5.00%			2/28/2024		—	—	28	—	—	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031	—	—	3,308	18,065	—	(6,953)	11,112	0.8%
First Star Speir Aviation Limited (5)	Airlines	First Lien Term Loan			9.00%		12/15/2025		—	7,500	—	7,500	—	(7,500)	—	—%
First Star Speir Aviation Limited (5)	Airlines	Membership Interest						100.00%	—	(5,632)	158	698	—	(698)	—	—%
OCSI Glick JV LLC (6)	Multi-Sector Holdings	Subordinated Debt	L+	4.50%	4.60%		10/20/2028		60,887	—	2,128	55,582	890	(823)	55,649	4.2%
OCSI Glick JV LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)	Multi-Sector Holdings	Subordinated Debt	L+	7.00%	8.00%		12/29/2028		96,250	—	3,893	96,250	—	—	96,250	7.2%
Senior Loan Fund JV I, LLC (7)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	1,151	37,651	—	(921)	36,730	2.8%
Total Control Investments									$180,338	$1,868	$11,456	$270,765	$890	$(21,075)	$250,580	18.8%

Affiliate Investments
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	L+	6.75%	7.76%		10/17/2023		18,242	—	710	15,712	7,594	(5,368)	17,938	1.3%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,609,201	—	—	—	587	—	(185)	402	—%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,019,169	—	—	—	1,152	30	—	1,182	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						70,425	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399	—	—	—	838	—	(116)	722	0.1%
Total Affiliate Investments									$18,242	$—	$710	$18,289	$7,624	$(5,669)	$20,244	1.5%
Total Control & Affiliate Investments									$198,580	$1,868	$12,166	$289,054	$8,514	$(26,744)	$270,824	20.3%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2022.
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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by approximately $800 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $71 million at fair value as of March 31, 2023. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.

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
As of March 31, 2023, 87.9% of our debt investment portfolio (at fair value) and 87.8% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to the Secured Overnight Financing Rate, or SOFR, or the Sterling Overnight Index Average, or SONIA. Most U.S. dollar LIBOR rates are not expected to be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
The fair value of our investments as of March 31, 2023 and September 30, 2022 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of March 31, 2023, 91.1% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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
As of March 31, 2023, we held $3,164.9 million of investments at fair value, up from $2,494.1 million held at September 30, 2022, primarily driven by the growth in assets that resulted from the completion of the OSI2 Merger during the quarter. As of March 31, 2023 and September 30, 2022, approximately 95.4% and 94.2%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2023, there were two investments on non-accrual status that in the aggregate represented 2.5% and 2.4% of total debt investments at cost and fair value, respectively. As of September 30, 2022, there were no investments on non-accrual status.
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
Excluding the impact of the investments acquired in connection with the OSI2 Merger, during the six months ended March 31, 2023, we originated $374.1 million of investment commitments in 24 new and ten existing portfolio companies and funded $378.0 million of investments.
During the six months ended March 31, 2023, we received $266.5 million of proceeds from prepayments, exits, other paydowns and sales and exited 16 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2023	September 30, 2022
Cost:
Senior secured debt	87.09%	85.08%
Debt investments in the JVs	4.90	5.59
Preferred equity	3.00	3.26
Subordinated debt	1.92	2.57
LLC equity interests of the JVs	1.65	1.88
Common equity and warrants	1.44	1.62
Total	100.00%	100.00%

	March 31, 2023	September 30, 2022
Fair value:
Senior secured debt	88.01%	86.86%
Debt investments in the JVs	5.14	5.88
Preferred equity	2.89	3.19
Subordinated debt	1.86	2.28
Common equity and warrants	1.25	0.96
LLC equity interests of the JVs	0.85	0.83
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2023	September 30, 2022
Cost:
Application Software	16.94%	14.98%
Multi-Sector Holdings (1)	6.86	7.48
Pharmaceuticals	5.01	4.83
Data Processing & Outsourced Services	4.02	4.60
Health Care Technology	3.86	3.82
Biotechnology	3.63	4.20
Industrial Machinery & Supplies & Components	3.13	—
Aerospace & Defense	3.12	2.37
Broadline Retail	2.51	—
Construction & Engineering	2.50	2.33
Specialized Finance	2.47	3.09
Health Care Services	2.28	2.24
Real Estate Operating Companies	2.27	1.82
Health Care Distributors	2.17	2.18
Personal Care Products	2.07	—
Automotive Retail	1.96	2.26
Fertilizers & Agricultural Chemicals	1.95	1.88
Diversified Financial Services	1.92	—
Internet Services & Infrastructure	1.90	2.07
Auto Parts & Equipment	1.84	0.48
Home Improvement Retail	1.68	1.75
Airport Services	1.67	1.65
Metal, Glass & Plastic Containers	1.66	—
Insurance Brokers	1.61	1.36
Soft Drinks & Non-alcoholic Beverages	1.61	—
Leisure Facilities	1.45	1.52
Real Estate Services	1.35	1.54
Diversified Support Services	1.29	1.45
Electrical Components & Equipment	1.18	1.29
Specialty Chemicals	1.14	1.43
Integrated Telecommunication Services	1.07	1.32
Distributors	1.05	0.97
Systems Software	0.89	0.57
Passenger Airlines	0.82	—
Environmental & Facilities Services	0.79	0.80
Health Care Equipment	0.79	0.93
Advertising	0.77	1.08
Oil & Gas Storage & Transportation	0.73	0.85
Home Furnishings	0.72	0.75
Hotels, Resorts & Cruise Lines	0.52	0.53
Consumer Finance	0.49	0.55
Education Services	0.47	0.35
IT Consulting & Other Services	0.46	0.45
Restaurants	0.38	0.36
Movies & Entertainment	0.37	1.00
Health Care Supplies	0.35	1.39
Cable & Satellite	0.29	0.79
Real Estate Development	0.24	—
Property & Casualty Insurance	0.23	—
Research & Consulting Services	0.22	0.35
Food Distributors	0.18	0.18
Apparel Retail	0.16	0.20
Apparel, Accessories & Luxury Goods	0.16	0.20
Air Freight & Logistics	0.15	0.28
Integrated Oil & Gas	0.15	0.19
Other Specialized REITs	0.13	—
Paper & Plastic Packaging Products & Materials	0.10	—
Housewares & Specialties	0.09	0.09
Electronic Components	0.06	0.08
Leisure Products	0.06	—
Technology Distributors	0.03	0.12
Communications Equipment	0.03	—
Diversified Banks	—	0.13
Industrial Machinery	—	3.12
Internet & Direct Marketing Retail	—	2.59
Personal Products	—	2.03
Metal & Glass Containers	—	1.82
Soft Drinks	—	1.31
Other Diversified Financial Services	—	1.12
Oil & Gas Refining & Marketing	—	0.33
Trading Companies & Distributors	—	0.29
Specialized REITs	—	0.16
Construction Materials	—	0.09
Alternative Carriers	—	0.01
Total	100.00%	100.00%

	March 31, 2023	September 30, 2022
Fair value:
Application Software	17.32%	15.43%
Multi-Sector Holdings (1)	6.34	6.71
Pharmaceuticals	5.22	4.79
Biotechnology	4.00	4.35
Data Processing & Outsourced Services	3.84	4.46
Health Care Technology	3.70	3.90
Aerospace & Defense	3.24	2.48
Industrial Machinery & Supplies & Components	3.19	—
Construction & Engineering	2.59	2.45
Broadline Retail	2.57	—
Specialized Finance	2.37	2.93
Real Estate Operating Companies	2.37	1.93
Health Care Distributors	2.14	2.19
Personal Care Products	2.03	—
Fertilizers & Agricultural Chemicals	2.00	2.08
Automotive Retail	1.98	2.31
Internet Services & Infrastructure	1.98	2.16
Diversified Financial Services	1.96	—
Health Care Services	1.89	1.84
Auto Parts & Equipment	1.89	0.46
Home Improvement Retail	1.74	1.82
Airport Services	1.72	1.72
Soft Drinks & Non-alcoholic Beverages	1.71	—
Insurance Brokers	1.68	1.33
Metal, Glass & Plastic Containers	1.61	—
Leisure Facilities	1.47	1.57
Real Estate Services	1.39	1.59
Diversified Support Services	1.29	1.47
Electrical Components & Equipment	1.20	1.32
Distributors	1.07	0.98
Integrated Telecommunication Services	1.03	1.29
Specialty Chemicals	1.01	1.36
Passenger Airlines	0.93	—
Systems Software	0.87	0.51
Health Care Equipment	0.84	0.97
Environmental & Facilities Services	0.81	0.83
Advertising	0.77	1.08
Oil & Gas Storage & Transportation	0.69	0.84
Home Furnishings	0.65	0.73
Hotels, Resorts & Cruise Lines	0.54	0.56
Education Services	0.47	0.34
Consumer Finance	0.40	0.53
Movies & Entertainment	0.37	1.07
Restaurants	0.37	0.35
Health Care Supplies	0.36	1.47
IT Consulting & Other Services	0.34	0.34
Cable & Satellite	0.30	0.78
Real Estate Development	0.24	—
Property & Casualty Insurance	0.23	—
Research & Consulting Services	0.21	0.34
Apparel Retail	0.17	0.21
Food Distributors	0.16	0.13
Integrated Oil & Gas	0.15	0.20
Air Freight & Logistics	0.13	0.26
Paper & Plastic Packaging Products & Materials	0.10	—
Other Specialized REITs	0.09	—
Housewares & Specialties	0.09	0.10
Leisure Products	0.06	—
Electronic Components	0.06	0.08
Communications Equipment	0.03	—
Technology Distributors	0.03	0.12
Diversified Banks	—	0.14
Industrial Machinery	—	3.25
Internet & Direct Marketing Retail	—	2.82
Personal Products	—	2.01
Metal & Glass Containers	—	1.91
Soft Drinks	—	1.35
Other Diversified Financial Services	—	0.98
Oil & Gas Refining & Marketing	—	0.34
Trading Companies & Distributors	—	0.22
Specialized REITs	—	0.13
Construction Materials	—	0.08
Alternative Carriers	—	0.01
Total	100.00%	100.00%
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
As of March 31, 2023 and September 30, 2022, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of March 31, 2023, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of September 30, 2022, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of March 31, 2023, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I. During the six months ended March 31, 2023, we contributed $16.4 million to fund additional SLF JV I Notes and approximately $5.5 million to fund additional LLC equity interests in SLF JV I. As of September 30, 2022, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of March 31, 2023. Both the cost and fair value of our SLF JV I Notes were $96.3 million as of September 30, 2022. We earned interest income of $3.2 million and $5.8 million on the SLF JV I Notes for the three and six months ended March 31, 2023, respectively. We earned interest income of $1.9 million and $3.9 million on the SLF JV I Notes for the three and six months ended March 31, 2022, respectively. As of March 31, 2023, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $26.8 million, respectively, as of March 31, 2023, and $49.3 million and $20.7 million, respectively, as of September 30, 2022. We earned $1.1 million and $2.1 million in dividend income for the three and six months ended March 31, 2023, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $0.7 million and $1.2 million in dividend income for the three and six months ended March 31, 2022, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Senior secured loans (1)	$383,121	$383,194
Weighted average interest rate on senior secured loans (2)	9.97%	8.33%
Number of borrowers in SLF JV I	56	60
Largest exposure to a single borrower (1)	$11,321	$10,093
Total of five largest loan exposures to borrowers (1)	$54,296	$48,139
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
As of March 31, 2023 and September 30, 2022, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of March 31, 2023 and September 30, 2022, of which $73.5 million was from us. As of March 31, 2023 and September 30, 2022, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of March 31, 2023 and September 30, 2022, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $50.0 million and $50.0 million, respectively, as of March 31, 2023. The cost and fair value of our aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. For the three and six months ended March 31, 2023, our investment in the Glick JV Notes earned interest income of $1.6 million and $3.2 million, respectively. For the three and six months ended March 31, 2022, our investment in the Glick JV Notes earned interest income of $1.0 million and $2.1 million, respectively. We did not earn any dividend income for the three and six months ended March 31, 2023 and March 31, 2022 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Senior secured loans (1)	$130,380	$143,225
Weighted average current interest rate on senior secured loans (2)	10.30%	8.52%
Number of borrowers in the Glick JV	39	43
Largest loan exposure to a single borrower (1)	$6,396	$6,562
Total of five largest loan exposures to borrowers (1)	$28,426	$28,973
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
Comparison of three and six months ended March 31, 2023 and March 31, 2022
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended March 31, 2023 and 2022 was $96.3 million and $64.3 million, respectively. For the three months ended March 31, 2023, this amount consisted of $92.9 million of interest income from portfolio investments (which included $4.1 million of PIK interest), $2.4 million of fee income and $1.1 million of dividend income. For the three months ended March 31, 2022, this amount consisted of $61.7 million of interest income from portfolio investments (which included $4.7 million of PIK interest), $1.9 million of fee income and $0.7 million of dividend income. The increase of $32.0 million, or 49.8%, in our total investment income for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due primarily to (1) a $31.2 million increase in interest income, which was primarily driven by the growth in assets that resulted from the completion of the OSI2 Merger during the quarter, new originations and the impact of higher reference rates on our floating rate investments, (2) a $0.5 million increase in fee income primarily due to higher exit fees and (3) a $0.3 million increase in dividend income from our investment in the SLF JV I.
Total investment income for the six months ended March 31, 2023 and 2022 was $175.5 million and $129.2 million, respectively. For the six months ended March 31, 2023, this amount consisted of $169.0 million of interest income from portfolio investments (which included $10.3 million of PIK interest), $4.4 million of fee income and $2.1 million of dividend income. For the six months ended March 31, 2022, this amount consisted of $121.8 million of interest income from portfolio investments (which included $9.3 million of PIK interest), $2.8 million of fee income and $4.6 million of dividend income. The increase of $46.2 million, or 35.8%, in our total investment income for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022, was due primarily to (1) a $47.2 million increase in interest income, which was primarily driven by the growth in assets that resulted from the completion of the OSI2 Merger during the quarter, new originations and the impact of higher reference rates on our floating rate investments and (2) a $1.6 million increase in fee income primarily due to higher exit and amendment fees. This was partially offset by a $2.5 million decrease in dividend income.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended March 31, 2023 and 2022 were $50.3 million and $24.2 million, respectively. Net expenses increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by $26.1 million, or 108.0%, primarily due to (1) a $17.9 million increase in interest expense due to higher borrowings outstanding and the impact of rising reference rates, (2) a $3.7 million of reversal of accrued Part II incentive fees in the prior period, (3) a $2.3 million increase in Part I incentive fees mainly due to higher total investment income and (4) a $1.3 million increase in professional fees a portion of which were incurred in connection with the OSI2 Merger.
Net expenses (expenses net of fee waivers) for the six months ended March 31, 2023 and 2022 were $90.6 million and $53.5 million, respectively. Net expenses increased for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022, by $37.1 million, or 69.3%, primarily due to (1) a $29.2 million increase in interest expense due to higher borrowings outstanding and the impact of rising reference rates, (2) a $3.5 million increase in Part I incentive fees mainly due to higher total investment income, (3) a $2.0 million of reversal of accrued Part II incentive fees in the prior period and (4) a $1.4 million increase in professional fees a portion of which were incurred in connection with the OSI2 Merger.
Net Investment Income
Primarily as a result of the $32.0 million increase in total investment income and the $26.1 million increase in net expenses, net investment income for the three months ended March 31, 2023 increased by $5.9 million compared to the three months ended March 31, 2022.

Primarily as a result of the $46.2 million increase in total investment income, the $37.1 million increase in net expenses and a $3.3 million decrease in the provision for taxes on net investment income, net investment income for the six months ended March 31, 2023 increased by $12.4 million compared to the six months ended March 31, 2022.
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
During the three months ended March 31, 2023 and 2022, we recorded aggregate net realized gains (losses) of $(6.1) million and $1.4 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. During the six months ended March 31, 2023 and 2022, we recorded aggregate net realized gains (losses) of $(9.3) million and $10.7 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2023 and 2022.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2023 and 2022, we recorded net unrealized depreciation of $18.3 million and $27.0 million, respectively. For the three months ended March 31, 2023, this consisted of $24.5 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $9.5 million of net unrealized appreciation on equity investments and $1.6 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended March 31, 2022, this consisted of $16.6 million of net unrealized depreciation on debt investments, $8.7 million of net unrealized depreciation on equity investments and $3.4 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $1.7 million of net unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2023 and 2022, we recorded net unrealized depreciation of $41.3 million and $31.6 million, respectively. For the six months ended March 31, 2023, this consisted of $44.0 million of net unrealized depreciation on debt investments and $9.4 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $8.3 million of net unrealized appreciation on equity investments and $3.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the six months ended March 31, 2022, this consisted of $18.9 million of net unrealized depreciation on debt investments, $7.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $5.9 million of net unrealized depreciation on equity investments, partially offset by $0.9 million of net unrealized appreciation of foreign currency forward contracts.
During the three and six months ended March 31, 2023, unrealized depreciation included $20.7 million that resulted solely from accounting adjustments related to the OSI2 Merger.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of March 31, 2023, we had $1,767.6 million in senior securities and our asset coverage ratio was 183.4%. During the year ended September 30, 2022, we increased our target debt to equity ratio from 0.85x to 1.0x to 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) to provide us with increased capacity to opportunistically deploy capital into the markets. As of March 31, 2023, our net debt to equity ratio was 1.14x.
For the six months ended March 31, 2023, we experienced a net increase in cash and cash equivalents (including restricted cash) of $26.6 million. During that period, net cash used in operating activities was $63.7 million, primarily from funding $362.0 million of investments and $36.7 million of net decrease in net payables from unsettled transactions and $22.3 million of cash received in connection with the OSI2 merger, partially offset by $262.9 million of principal payments and sale proceeds received, the cash activities related to $84.8 million of net investment income and a $20.6 million decrease in due from portfolio companies. During the same period, net cash provided by financing activities was $90.8 million, primarily consisting of $190.0 million of net borrowings under the credit facilities, partially offset by $97.8 million of cash distributions paid to our stockholders.
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
As of March 31, 2023, we had $53.0 million in cash and cash equivalents (including $9.3 million of restricted cash), portfolio investments (at fair value) of $3.2 billion, $28.5 million of interest, dividends and fees receivable, $2.0 million of due from portfolio companies, $335.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $14.4 million of net receivables from unsettled transactions, $1,115.0 million of borrowings outstanding under our credit facilities and $608.8 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2023, our only off-balance sheet arrangements consisted of $264.5 million of unfunded commitments, which was comprised of $237.4 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. As of September 30, 2022, our only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of our portfolio companies and $49.0 million to provide financing to the JVs.
As of March 31, 2023, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility (as defined below), Citibank Facility (as defined below), OSI2 Citibank Facility (as defined below), our 3.500% notes due 2025, or the 2025 Notes, and our 2.700% notes due 2027, or the 2027 Notes:

	Debt Outstanding as of September 30, 2022	Debt Outstanding as of March 31, 2023	Weighted average debt outstanding for the six months ended March 31, 2023	Maximum debt outstanding for the six months ended March 31, 2023
Syndicated Facility	$540,000	$750,000	$687,390	$780,000
Citibank Facility	160,000	160,000	161,714	175,000
OSI2 Citibank Facility	—	205,000	82,610	225,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
Total debt	$1,350,000	$1,765,000	$1,581,714

The following table reflects our contractual obligations arising from the Syndicated Facility, Citibank Facility, OSI2 Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of March 31, 2023
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$750,000	$—	$—	$750,000
Interest due on Syndicated Facility	156,729	50,625	101,250	4,854
Citibank Facility	160,000	—	160,000	—
Interest due on Citibank Facility	18,593	11,348	7,245	—
OSI2 Citibank Facility	205,000	—	205,000	—
OSI2 Interest due on Citibank Facility	26,756	14,642	12,114	—
2025 Notes	300,000	—	300,000	—
Interest due on 2025 Notes	20,051	10,500	9,551	—
2027 Notes	350,000	—	—	350,000
Interest due on 2027 Notes (a)	85,729	22,577	45,153	17,999
Total	$2,072,858	$109,692	$840,313	$1,122,853
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.
Equity Issuances
On January 23, 2023, in connection with the OSI2 Merger, we issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders.
During the three and six months ended March 31, 2023, we issued an aggregate of zero and 94,879 shares of common stock, respectively, as part of the DRIP.
On February 7, 2022, we entered into an equity distribution agreement by and among us, Oaktree, Oaktree Administrator and Keefe, Bruyette & Woods, Inc., JMP Securities LLC, Raymond James & Associates, Inc. and SMBC Nikko Securities America, Inc., as placement agents, in connection with the issuance and sale by us of shares of common stock, having an aggregate offering price of up to $125.0 million. The equity distribution agreement was amended on February 8, 2023 to allow for the sale of shares of our common stock having an aggregate offering price of up to $125 million under our current registration statement. Sales of the common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

In connection with the "at the market" offering, we did not issue or sell any shares of common stock during the three and six months ended March 31, 2023.
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	November 13, 2020	December 15, 2020	December 31, 2020	$0.33	$ 15.0 million	31,321	$ 0.5 million
Quarterly	January 29, 2021	March 15, 2021	March 31, 2021	0.36	16.4 million	27,234	0.5 million
Quarterly	April 30, 2021	June 15, 2021	June 30, 2021	0.39	22.9 million	25,660	0.5 million
Quarterly	July 30, 2021	September 15, 2021	September 30, 2021	0.435	25.5 million	28,358	0.6 million
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	0.465	27.2 million	35,990	0.8 million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5 million	34,804	0.8 million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4 million	43,676	0.9 million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51	30.2 million	51,181	1.0 million
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	0.54	32.0 million	53,369	1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million	41,510	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million	68,412	1.3 million
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
Syndicated Facility

As of March 31, 2023, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.0 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on May 4, 2025 and the maturity date was May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1-, 3- or 6-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.42826% and (b) alternate base rate loans was 1.00%.

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

The following table describes significant financial covenants, as of March 31, 2023, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2022 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$610 million	$1,202 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.76:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	3.47:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,033 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of March 31, 2023 and September 30, 2022, we had $750.0 million and $540.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $750.0 million and $540.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.255% and 2.193% for the six months ended March 31, 2023 and 2022, respectively. For the three and six months ended March 31, 2023, we recorded interest expense (inclusive of fees) of $13.1 million and $23.1 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2022, we recorded interest expense (inclusive of fees) of $4.0 million and $7.8 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. As of March 31, 2023, we were able to borrow up to $200 million under the Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2023, the reinvestment period under the Citibank Facility was scheduled to expire on November 18, 2023 and the maturity date for the Citibank Facility was November 18, 2024.
As of March 31, 2023, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus between 1.25% and 2.20% per annum on broadly syndicated loans, subject to observable market depth and pricing, and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, as of March 31, 2023, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. Borrowings under the Citibank Facility are secured by all of the assets of OCSL Senior Funding II LLC and all of our equity interests in OCSL Senior Funding II LLC. We may use the Citibank Facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions.
As of each of March 31, 2023 and September 30, 2022, we had $160.0 million outstanding under the Citibank Facility, which had a fair value of $160.0 million. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.678% and 2.060% for the six months ended March 31, 2023 and March 31, 2022, respectively. For the three and six months ended March 31, 2023, we recorded interest expense (inclusive of fees) of $2.9 million and $5.6 million, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2022, we recorded interest expense (inclusive of fees) of $1.1 million and $1.9 million related to the Citibank Facility.

OSI2 Citibank Facility
On January 23, 2023, as a result of the consummation of the OSI2 Merger, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the OSI2 Citibank Facility, with OSI 2 Senior Lending SPV, LLC, or OSI 2 SPV, our wholly-owned and consolidated subsidiary, as the borrower, us, as collateral manager, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of March 31, 2023, we were able to borrow up to $250 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2023, the OSI2 Citibank Facility has a reinvestment period through May 26, 2023, during which advances may be made, and matures on January 26, 2025. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the OSI2 Citibank

Facility, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) LIBOR for a three month maturity and (b) for all other lenders under the OSI2 Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the reinvestment period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the reinvestment period, the applicable spread is 3.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of March 31, 2023, we had $205.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $205.0 million. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.172% for the period from January 23, 2023 to March 31, 2023. For the period from January 23, 2023 to March 31, 2023, we recorded interest expense (inclusive of fees) of $3.1 million related to the OSI2 Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(1.4)	(2.9)	(1.8)	(3.2)
Unaccreted discount	(1.0)	(0.7)	(1.2)	(0.7)
Interest rate swap fair value adjustment	—	(35.2)	—	(42.0)
Net carrying value	$297.6	$311.2	$297.0	$304.1
Fair Value	$286.9	$300.1	$283.1	$294.0

The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and six months ended March 31, 2023:

($ in millions)	2025 Notes		2027 Notes
	Three months ended March 31, 2023	Six months ended March 31, 2023	Three months ended March 31, 2023	Six months ended March 31, 2023
Coupon interest	$2.6	$5.3	$2.4	$4.7
Amortization of financing costs and discount	0.3	0.6	0.2	0.5
Effect of interest rate swap	—	—	3.2	5.7
Total interest expense	$2.9	$5.9	$5.8	$10.9
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	6.324%	5.955%
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
Recent Developments
Distribution Declaration
On April 28, 2023, our Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on June 30, 2023 to stockholders of record on June 15, 2023.

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
As of March 31, 2023, 87.9% of our debt investment portfolio (at fair value) and 87.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2022, 86.5% of our debt investment portfolio (at fair value) and 86.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2023 and September 30, 2022, was as follows:

	March 31, 2023		September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$281,490	10.6%	$228,186	11.1%
>0% and <1%	561,025	21.2%	388,458	19.0%
1%	1,648,440	62.5%	1,364,668	66.6%
>1%	151,774	5.7%	68,332	3.3%
Total Floating Rate Investments	$2,642,729	100.0%	$2,049,644	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$69,517	$(36,625)	$32,892
200	55,613	(29,300)	26,313
150	41,710	(21,975)	19,735
100	27,807	(14,650)	13,157
50	13,903	(7,325)	6,578

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(13,903)	$7,325	$(6,578)
100	(27,807)	14,650	(13,157)
150	(41,698)	21,975	(19,723)
200	(55,470)	29,300	(26,170)
250	(69,196)	36,625	(32,571)
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$4,935	$—	$5,262	$—
Prime rate	1,250	—	2,618	—
LIBOR
30 day	682,516	750,000	669,273	540,000
90 day (a)	1,141,628	715,000	928,978	510,000
180 day	35,853	—	199,301	—
EURIBOR
30 day	€29,985	—	€24,838	—
90 day	33,981	—	16,911	—
180 day	19,006	—	1,964	—
SOFR
30 day	$234,200	—	$50,099	—
90 day	538,491	—	190,799	—
180 day	10,519	—	18,390	—
SONIA	£53,250	—	£40,137	—
Fixed rate	$383,757	300,000	$341,749	300,000
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended March 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

10.1	Second Amended and Restated Investment Advisory Agreement, dated as of January 23, 2023, between the Registrant and Oaktree Fund Advisors, LLC (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.2	Loan and Security Agreement, dated as of July 26, 2019, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.3	First Amendment to Loan and Security Agreement, dated as of September 20, 2019, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.4	Second Amendment to Loan and Security Agreement, dated as of July 2, 2020, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.5	Third Amendment to Loan and Security Agreement, dated as of December 31, 2020, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.6	Fourth Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.7	Fifth Amendment to Loan and Security Agreement, dated as of December 2, 2022, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.8*	Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 7, 2023, among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: May 3, 2023