Form 10-Q
period 2023-06-30
Oaktree Specialty Lending Corp
filed 2023-08-03
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☑
The registrant had 77,079,811 shares of common stock outstanding as of August 1, 2023.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2023 (unaudited)	September 30, 2022
ASSETS
Investments at fair value:
Control investments (cost June 30, 2023: $285,236; cost September 30, 2022: $260,305)	$238,196	$214,165
Affiliate investments (cost June 30, 2023: $25,370; cost September 30, 2022: $27,353)	23,911	26,196
Non-control/Non-affiliate investments (cost June 30, 2023: $2,985,679; cost September 30, 2022: $2,330,096)	2,873,512	2,253,750
Total investments at fair value (cost June 30, 2023: $3,296,285; cost September 30, 2022: $2,617,754)	3,135,619	2,494,111
Cash and cash equivalents	59,704	23,528
Restricted cash	12,956	2,836
Interest, dividends and fees receivable	29,457	35,598
Due from portfolio companies	2,080	22,495
Receivables from unsettled transactions	39,261	4,692
Due from broker	39,990	45,530
Deferred financing costs	13,284	7,350
Deferred offering costs	186	32
Deferred tax asset, net	2,695	1,687
Derivative assets at fair value	49	6,789
Other assets	693	1,665
Total assets	$3,335,974	$2,646,313
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,412	$3,701
Base management fee and incentive fee payable	20,072	15,940
Due to affiliate	7,724	3,180
Interest payable	12,907	7,936
Payables from unsettled transactions	2,785	26,981
Derivative liability at fair value	39,567	41,969
Credit facilities payable	1,135,000	700,000
Unsecured notes payable (net of $3,909 and $5,020 of unamortized financing costs as of June 30, 2023 and September 30, 2022, respectively)	605,066	601,043
Total liabilities	1,826,533	1,400,750
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 77,080 and 61,125 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively (1)	771	611
Additional paid-in-capital	2,163,528	1,827,721
Accumulated overdistributed earnings	(654,858)	(582,769)
Total net assets (equivalent to $19.58 and $20.38 per common share as of June 30, 2023 and September 30, 2022, respectively) (Note 11) (1)	1,509,441	1,245,563
Total liabilities and net assets	$3,335,974	$2,646,313
 __________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The issued and outstanding shares and net asset value per share reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	Nine months ended June 30, 2022
Interest income:
Control investments	$5,568	$3,400	$15,326	$10,214
Affiliate investments	681	470	1,970	1,170
Non-control/Non-affiliate investments	88,069	50,707	234,516	155,656
Interest on cash and cash equivalents	992	151	2,221	157
Total interest income	95,310	54,728	254,033	167,197
PIK interest income:
Non-control/Non-affiliate investments	3,967	5,178	14,220	14,515
Total PIK interest income	3,967	5,178	14,220	14,515
Fee income:
Control investments	13	12	38	38
Affiliate investments	5	5	15	15
Non-control/Non-affiliate investments	1,555	2,258	5,921	5,039
Total fee income	1,573	2,275	5,974	5,092
Dividend income:
Control investments	1,050	875	3,150	5,491
Non-control/Non-affiliate investments	—	81	4	81
Total dividend income	1,050	956	3,154	5,572
Total investment income	101,900	63,137	277,381	192,376
Expenses:
Base management fee	11,983	9,819	33,383	29,853
Part I incentive fee	9,590	6,497	26,300	19,658
Part II incentive fee	—	(6,796)	—	(8,791)
Professional fees	1,387	885	4,962	3,029
Directors fees	160	160	480	443
Interest expense	30,793	11,870	79,316	31,178
Administrator expense	322	271	935	968
General and administrative expenses	752	811	2,753	2,217
Total expenses	54,987	23,517	148,129	78,555
Fees waived	(1,500)	(750)	(4,025)	(2,250)
Net expenses	53,487	22,767	144,104	76,305
Net investment income before taxes	48,413	40,370	133,277	116,071
(Provision) benefit for taxes on net investment income	—	—	—	(3,308)
Excise tax	—	—	(78)	—
Net investment income	48,413	40,370	133,199	112,763
Unrealized appreciation (depreciation):
Control investments	734	(16,991)	(900)	(26,552)
Affiliate investments	149	(328)	(302)	(716)
Non-control/Non-affiliate investments	(6,497)	(67,806)	(36,296)	(90,333)
Foreign currency forward contracts	4,575	(1,630)	(4,802)	(778)
Net unrealized appreciation (depreciation)	(1,039)	(86,755)	(42,300)	(118,379)
Realized gains (losses):
Control investments	—	—	—	1,868
Non-control/Non-affiliate investments	(4,294)	416	(14,404)	5,888
Foreign currency forward contracts	(6,309)	8,796	(5,513)	12,179
Net realized gains (losses)	(10,603)	9,212	(19,917)	19,935
(Provision) benefit for taxes on realized and unrealized gains (losses)	(86)	(661)	397	1,696
Net realized and unrealized gains (losses), net of taxes	(11,728)	(78,204)	(61,820)	(96,748)
Net increase (decrease) in net assets resulting from operations	$36,685	$(37,834)	$71,379	$16,015
Net investment income per common share — basic and diluted (1)	$0.63	$0.66	$1.89	$1.86
Earnings (loss) per common share — basic and diluted (Note 5) (1)	$0.48	$(0.62)	$1.01	$0.26
Weighted average common shares outstanding — basic and diluted (1)	77,080	61,123	70,431	60,593
__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	Nine months ended June 30, 2022
Operations:
Net investment income	$48,413	$40,370	$133,199	$112,763
Net unrealized appreciation (depreciation)	(1,039)	(86,755)	(42,300)	(118,379)
Net realized gains (losses)	(10,603)	9,212	(19,917)	19,935
(Provision) benefit for taxes on realized and unrealized gains (losses)	(86)	(661)	397	1,696
Net increase (decrease) in net assets resulting from operations	36,685	(37,834)	71,379	16,015
Stockholder transactions:
Distributions to stockholders	(42,394)	(30,256)	(143,468)	(87,483)
Net increase (decrease) in net assets from stockholder transactions	(42,394)	(30,256)	(143,468)	(87,483)
Capital share transactions:
Issuance of common stock in connection with the OSI2 Merger	—	—	334,034	—
Issuance of common stock under dividend reinvestment plan	1,123	874	4,351	2,426
Repurchase of common stock under dividend reinvestment plan	(1,123)	(874)	(2,418)	(874)
Issuance of common stock in connection with the "at the market" offering	—	1,243	—	20,622
Net increase (decrease) in net assets from capital share transactions	—	1,243	335,967	22,174
Total increase (decrease) in net assets	(5,709)	(66,847)	263,878	(49,294)
Net assets at beginning of period	1,515,150	1,330,376	1,245,563	1,312,823
Net assets at end of period	$1,509,441	$1,263,529	$1,509,441	$1,263,529
Net asset value per common share (1)	$19.58	$20.67	$19.58	$20.67
Common shares outstanding at end of period (1)	77,080	61,125	77,080	61,125

__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2023	Nine months ended June 30, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$71,379	$16,015
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	42,300	118,379
Net realized (gains) losses	19,917	(19,935)
PIK interest income	(14,220)	(14,515)
Accretion of original issue discount on investments	(15,554)	(22,707)
Accretion of original issue discount on unsecured notes payable	509	509
Amortization of deferred financing costs	3,407	2,801
Deferred taxes	(1,030)	(984)
Purchases of investments	(597,662)	(620,843)
Proceeds from the sales and repayments of investments	521,163	554,933
Cash received in the OSI2 Merger	22,317	—
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	12,866	(9,456)
(Increase) decrease in due from portfolio companies	20,520	(4,891)
(Increase) decrease in receivables from unsettled transactions	(34,562)	4,876
(Increase) decrease in due from broker	5,540	(34,700)
(Increase) decrease in other assets	(548)	1,017
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(52,290)	(700)
Increase (decrease) in base management fee and incentive fee payable	37	(17,086)
Increase (decrease) in due to affiliate	3,823	(817)
Increase (decrease) in interest payable	1,278	3,759
Increase (decrease) in payables from unsettled transactions	(24,196)	470
Increase (decrease) in director fees payable	(9)	38
Net cash provided by (used in) operating activities	(15,015)	(43,837)
Financing activities:
Distributions paid in cash	(139,117)	(85,057)
Borrowings under credit facilities	572,000	290,000
Repayments of borrowings under credit facilities	(362,000)	(175,000)
Shares issued under the "at the market" offering	—	20,839
Repurchases of common stock under dividend reinvestment plan	(2,418)	(874)
Deferred financing costs paid	(7,314)	(334)
Offering costs paid	(186)	(215)
Net cash provided by (used in) financing activities	60,965	49,359
Effect of exchange rate changes on foreign currency	346	(842)
Net increase (decrease) in cash and cash equivalents and restricted cash	46,296	4,680
Cash and cash equivalents and restricted cash, beginning of period	26,364	31,635
Cash and cash equivalents and restricted cash, end of period	$72,660	$36,315
Supplemental information:
Cash paid for interest	$70,429	$24,109
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	1,933	$2,426
Deferred Financing costs	125	—
Issuance of shares in connection with the OSI2 Merger	334,034	—
Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2023	September 30, 2022
Cash and cash equivalents	$59,704	$23,528
Restricted cash	12,956	2,836
Total cash and cash equivalents and restricted cash	$72,660	$26,364

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	27,638	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.39%		8/28/2025		$14,102	14,102	14,102	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	—	—	(6)(15)(19)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.24%		8/28/2025		3,484	3,484	3,484	(6)(15)(19)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	2,711	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	L+	4.50%	9.36%		10/20/2028		58,349	49,997	49,632	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	L+	7.00%	11.86%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	27,973	(11)(12)(14)(16)(19)
Total Control Investments (15.8% of net assets)										$285,236	$238,196

Affiliate Investments												(17)
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	L+	6.75%	12.29%		10/17/2023		$22,304	$22,327	$22,186	(6)(15)(19)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,783,332		804	—	(15)
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,129,453		1,159	1,412	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399		1,080	313	(15)
Total Affiliate Investments (1.6% of net assets)										$25,370	$23,911

Non-Control/Non-Affiliate Investments												(18)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$14,916	$14,770	$14,489	(15)(19)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		1,174	1,133	1,112	(10)(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		3,710	3,664	3,645	(10)(15)(19)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			14.25%		9/13/2029		21,434	21,620	21,434	(11)(15)(22)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				20.00%	2/6/2024		5,576	5,561	5,464	(11)(15)
Access CIG, LLC	Diversified Support Services	Second Lien Term Loan	L+	7.75%	12.94%		2/27/2026		20,000	19,943	18,883	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	5.50%	10.86%		1/16/2026		20,286	20,193	20,246	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	5.50%			1/16/2026		—	(2)	(8)	(6)(15)(19)
Accupac, Inc.	Personal Care Products	First Lien Revolver	SOFR+	5.50%	10.86%		1/16/2026		2,033	2,011	2,027	(6)(15)(19)
Acquia Inc.	Application Software	First Lien Term Loan	L+	7.00%	12.34%		10/31/2025		6,400	6,327	6,374	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	L+	7.00%	12.34%		10/31/2025		25,332	25,283	25,230	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	L+	7.00%	12.05%		10/31/2025		2,113	2,101	2,102	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.00%		12/18/2025		3,520	3,480	3,455	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.00%		12/18/2025		18,271	18,091	17,935	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.66%		12/18/2025		1,000	983	982	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.89%		8/15/2029		6,589	6,292	6,267	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(38)	(38)	(6)(11)(15)(19)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	18	(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
AI Sirona (Luxembourg) Acquisition S.a.r.l.	Pharmaceuticals	Second Lien Term Loan	E+	7.25%	10.67%		9/28/2026		€29,985	$33,119	$32,128	(6)(11)(15)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	12.95%		12/21/2029		$17,873	17,646	17,533	(6)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,578	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	8.50%			12/29/2023		23,562	22,795	16,880	(6)(15)(20)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		4,050	3,561	2,900	(11)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.00%	13.34%	3.50%	10/14/2027		8,794	8,132	8,011	(6)(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						166,414		642	518	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.89%		6/30/2025		17,280	17,197	16,503	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		28,464	28,363	27,682	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,121	1,945	2,063	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		27,692	27,612	26,930	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,064	1,891	2,007	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						824,197		2,426	6,379	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						141,640		566	339	(11)(13)(15)
American Auto Auction Group, LLC	Consumer Finance	Second Lien Term Loan	SOFR+	8.75%	13.99%		1/2/2029		17,048	16,411	12,616	(6)(15)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.49%		10/20/2028		19,163	18,289	16,718	(6)
Amplify Finco Pty Ltd.	Movies & Entertainment	Second Lien Term Loan	SOFR+	8.00%	13.39%		11/26/2027		12,500	12,188	11,865	(6)(11)(15)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.25%		8/11/2025		3,710	3,075	2,863	(6)
Apptio, Inc.	Application Software	First Lien Term Loan	L+	5.00%	10.20%		1/10/2025		9,280	9,189	9,280	(6)(15)
Apptio, Inc.	Application Software	First Lien Term Loan	L+	5.00%	10.20%		1/10/2025		32,308	31,999	32,308	(6)(15)
Apptio, Inc.	Application Software	First Lien Revolver	L+	5.00%	10.20%		1/10/2025		808	792	808	(6)(15)(19)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	7.25%	10.07%		7/14/2026		€3,017	3,341	3,321	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	6.00%	11.25%		7/14/2026		$10,519	10,389	10,614	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.25%	12.18%		7/14/2026		£4,949	6,364	6,348	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.25%	12.45%		7/14/2026		£23,675	28,939	30,370	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	5.75%	8.57%		7/14/2026		£3,649	3,927	4,027	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.31%		12/29/2027		$3,284	3,276	3,120	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(14)	(20)	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	10.44%		10/25/2028		8,490	8,153	5,983	(6)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	18,821	(15)
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		6/19/2026		1,338	1,257	1,257	(11)(15)(20)
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		6/19/2026		1,338	1,241	1,257	(11)(15)(20)
Athenex, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		6/19/2026		5,350	4,951	5,029	(11)(15)(20)
Athenex, Inc.	Pharmaceuticals	Warrants						10,634	—	488	—	(11)(15)
Athenex, Inc.	Pharmaceuticals	Warrants						10,634		488	—	(11)(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		11,683	11,723	11,274	(11)(15)(22)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	11.27%		12/24/2026		29,509	29,137	28,299	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.49%		10/19/2028		$50,470	$49,639	$49,461	(6)(15)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(113)	(101)	(6)(15)(19)
The Avery	Real Estate Operating Companies	First Lien Term Loan	L+	7.30%			2/17/2023		19,163	19,163	18,286	(6)(15)(20)
The Avery	Real Estate Operating Companies	Subordinated Debt Term Loan	L+	12.50%			2/17/2023		4,641	4,641	4,164	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.50%		6/11/2027		3,258	3,227	3,173	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.50%		6/11/2027		1,264	1,273	1,232	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.00%		6/11/2028		8,920	8,819	8,661	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.00%		6/11/2028		2,091	2,067	2,030	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.00%		6/11/2028		4,361	4,296	4,235	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	10.70%		7/30/2027		40,764	40,529	40,316	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	PRIME+	4.50%	12.50%		7/30/2026		2,528	2,492	2,482	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		6,719	6,508	6,282	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		3,210	3,230	3,130	(11)(15)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(11)(15)(19)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(11)(15)(19)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						26,131		225	34	(11)(15)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	Second Lien Term Loan	L+	7.00%	12.25%		6/15/2026		30,625	30,346	29,385	(6)
Blumenthal Temecula, LLC	Automotive Retail	First Lien Term Loan			9.00%		9/24/2023		4,994	5,006	4,969	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,085	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	481	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	355	(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	11.91%	2.00%	11/14/2024		13	13	13	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	11.91%	2.00%	11/14/2024		3,031	2,971	3,031	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	11.91%	2.00%	11/14/2024		1,557	1,526	1,557	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	11.91%	2.00%	11/14/2024		1,024	1,002	1,024	(6)(15)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	5.50%	10.70%		7/14/2023		130	130	130	(6)(15)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	5.50%	10.70%		7/14/2023		129	129	129	(6)(15)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	5.50%	10.70%		1/16/2024		1,084	1,103	1,084	(6)(15)
CircusTrix Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	5.50%	10.70%		1/16/2024		9,002	9,003	9,002	(6)(15)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.50%		6/1/2029		2,632	2,632	1,951	(11)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.75%		4/15/2028		176	170	138	(11)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		8,420	8,257	7,330
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	First Lien Term Loan	L+	8.50%	13.69%		1/28/2025		24,350	23,525	21,506	(6)(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Warrants								706	154	(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	10.37%		1/4/2026		$17,506	$15,434	$11,176	(6)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
CorEvitas, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.13%	11.33%		12/13/2025		13,671	13,633	13,408	(6)(15)
CorEvitas, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.13%	11.33%		12/13/2025		4,903	4,853	4,809	(6)(15)
CorEvitas, LLC	Health Care Technology	First Lien Revolver	PRIME+	5.75%	14.00%		12/13/2025		1,250	1,226	1,202	(6)(15)(19)
CorEvitas, LLC	Health Care Technology	Common Stock						1,500		1,574	3,299	(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.60%		2/27/2030		13,157	12,843	12,852	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(14)	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(21)	(21)	(6)(15)(19)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.24%		10/13/2029		14,787	14,186	13,807	(6)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Term Loan	L+	6.00%	11.10%		2/6/2026		18,060	17,715	17,706	(6)(15)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Revolver	SOFR+	6.00%	11.20%		2/6/2025		533	520	507	(6)(15)(19)
CPC Acquisition Corp.	Specialty Chemicals	Second Lien Term Loan	SOFR+	7.75%			12/29/2028		727	462	325	(6)(15)(20)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		13,043	13,043	13,043	(11)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	419	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	9.00%	14.42%		8/4/2026		20,757	20,092	20,705	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				8.00%	9/30/2027		641	640	611	(15)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	1,215	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.34%		2/10/2027		12,418	12,226	12,120	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.09%		2/10/2027		204	184	172	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.22%		8/2/2027		4,769	4,687	4,672	(6)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.80%		4/26/2029		4,963	4,879	4,632	(6)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	L+	7.50%	13.04%		8/14/2026		8,974	8,884	7,359	(6)(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,160	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		10,899	10,779	10,463	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,746	1,720	1,676	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		52,658	52,658	52,658	(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						2,500		—	3	(11)(15)
FINThrive Software Intermediate Holdings, Inc.	Health Care Technology	Second Lien Term Loan	L+	6.75%	11.94%		12/17/2029		31,074	29,063	18,664	(6)
Fortress Biotech, Inc.	Biotechnology	First Lien Term Loan			11.00%		8/27/2025		11,918	11,572	11,173	(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						417,011		427	113	(11)(15)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		4,881	4,456	3,595	(11)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.34%		5/3/2029		23,774	23,080	23,094	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.34%		5/3/2029		1,638	1,530	1,532	(6)(15)(19)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.25%		8/11/2028		2,463	2,039	1,995	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.05%		1/20/2032		€1,000	$872	$970	(6)(11)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.39%		6/21/2027		$17,488	17,308	17,314	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(58)	(35)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(29)	(18)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.45%		4/9/2029		14,383	13,885	12,352	(6)
Harrow Health, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.74%		1/19/2026		7,448	7,279	7,295	(6)(11)(15)
Harrow Health, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(91)	(83)	(6)(11)(15)(19)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		6,932	5,577	6,001	(11)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.30%		5/16/2028		23,975	23,274	23,292	(6)(11)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	8.50%	3.88%	8/18/2028		24,188	23,876	23,235	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.38%		8/18/2028		3,636	3,600	3,563	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	11.99%		8/18/2028		377	331	288	(6)(15)(19)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan					2/15/2031		15,302	15,341	14,269	(15)(22)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.75%	14.14%		3/17/2027		13,109	12,939	12,617	(6)(15)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		8,452	8,185	7,730	(11)(15)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(11)(15)(19)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(11)(15)(19)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						112,990		300	172	(11)(15)
Integral Development Corporation	Diversified Financial Services	Warrants						1,078,284		113	—	(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.72%		6/30/2025		33,498	32,494	32,493	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(114)	(114)	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	L+	5.75%	11.29%		3/25/2027		45,169	43,394	35,834	(6)(15)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.57%		10/1/2026		40,484	39,779	38,662	(6)(15)
Ivanti Software, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	12.42%		12/1/2028		13,939	12,601	9,252	(6)
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	12.70%		1/29/2027		17,069	17,053	16,966	(6)(15)
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	12.70%		1/29/2027		27,360	26,872	27,488	(6)(15)
Jazz Acquisition, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	10.60%		1/29/2027		15,150	14,331	14,924	(6)(15)
Jazz Acquisition, Inc.	Aerospace & Defense	Second Lien Term Loan	SOFR+	8.00%	13.20%		6/18/2027		666	616	652	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.84%		10/29/2027		16,765	16,636	16,511	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.84%		10/29/2027		545	517	510	(6)(15)(19)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.61%		10/12/2027		26,489	24,888	26,985	(6)(11)
Lift Brands Holdings, Inc.	Leisure Facilities	Common Stock						2,000,000		1,399	—	(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.50%		5/9/2026		45,361	44,783	44,227	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	13.84%		11/30/2026		5,403	5,344	5,173	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	13.84%		11/30/2026		2,939	2,883	2,755	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		$563	$487	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.20%		1/31/2028		$2,742	2,594	2,592	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.20%		1/31/2028		23,554	23,166	22,258	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%			1/31/2028		—	(44)	(146)	(6)(15)(19)
LTI Holdings, Inc.	Electronic Components	Second Lien Term Loan	SOFR+	6.75%	11.97%		9/6/2026		2,140	2,101	1,834	(6)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,488	8,225	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		4,284	4,244	4,112	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,488	8,225	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		—	—	—	(11)(15)(19)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		9,066	8,496	8,114	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	1	—	(11)(15)(19)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	—	—	(11)(15)(19)
Mesoblast, Inc.	Biotechnology	Warrants						259,877		545	437	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						66,817		23	153	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.20%		7/21/2027		20,176	19,949	19,648	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.20%		7/21/2027		2,637	2,594	2,568	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	11.25%		7/21/2027		250	220	203	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	L+	7.00%	12.19%		2/14/2025		7,464	7,416	7,352	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	L+	7.00%	12.19%		2/14/2025		46,687	46,157	45,987	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	L+	7.00%			2/14/2025		—	(51)	(71)	(6)(15)(19)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.74%		5/9/2028		40,640	39,937	39,937	(6)(15)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.58%		5/9/2028		2,118	1,853	1,853	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	L+	6.75%	11.97%		7/2/2026		55,297	54,939	54,235	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		2/10/2026		12,397	12,357	12,056	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		2/10/2026		21,383	21,055	20,795	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.83%		2/10/2026		570	559	526	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026		—	(29)	(62)	(6)(15)(19)
Navisite, LLC	Data Processing & Outsourced Services	Second Lien Term Loan	L+	8.50%	14.04%		12/30/2026		30,339	30,002	29,125	(6)(15)
NeuAG, LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	L+	10.50%	16.04%		9/11/2024		64,606	64,750	63,185	(6)(15)
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		10,191	9,816	8,860
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	6.88%	12.08%	2.00%	9/19/2026		73,178	72,195	69,885	(6)(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870	—	—	1,161	(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870	—	—	1,161	(11)(15)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	12.34%		9/25/2027		9,323	9,203	9,090	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.79%		2/1/2029		15,231	$14,876	$14,882	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(44)	(44)	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	L+	10.00%	15.50%		9/2/2025		25,712	25,603	25,712	(6)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	L+	10.00%			9/2/2025		—	(13)	—	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	L+	10.00%	15.39%		9/2/2025		1,210	1,192	1,210	(6)(15)(19)
P & L Development, LLC	Pharmaceuticals	Fixed Rate Bond			7.75%		11/15/2025		7,480	7,514	6,090

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.20%		11/10/2027		$9,701	$9,535	$9,458	(6)
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.96%		7/12/2027		22,375	22,177	21,829	(6)(15)
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.59%		12/18/2028		36,499	35,427	32,606	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.04%		4/6/2027		67,244	66,290	64,756	(6)(15)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.04%		4/6/2027		2,395	2,312	2,218	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	12.10%		2/15/2029		10,923	10,513	10,497	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			2/15/2029		—	(55)	(57)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	L+	6.50%	11.73%		3/3/2026		38,521	38,018	38,205	(6)(15)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Revolver	L+	6.50%			3/3/2026		—	(37)	(26)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		109	221	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.42%		3/4/2025		24,537	24,245	24,047	(6)(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.42%		3/4/2025		2,823	2,797	2,767	(6)(15)
Project Boost Purchaser, LLC	Application Software	Second Lien Term Loan	SOFR+	8.00%	13.22%		5/31/2027		6,750	6,652	6,235	(6)(15)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.68%	10.88%		1/31/2028		£4,626	5,900	5,296	(6)(11)(15)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
Relativity ODA LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	11.70%		5/12/2027		$32,329	32,052	31,715	(6)(15)
Relativity ODA LLC	Application Software	First Lien Revolver	SOFR+	6.50%			5/12/2027		—	(46)	(52)	(6)(15)(19)
Renaissance Holding Corp.	Education Services	Second Lien Term Loan	L+	7.00%	12.19%		5/29/2026		1,789	1,775	1,764	(6)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	13.75%		8/31/2026		44,602	43,077	41,815	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	13.75%		8/31/2026		13,495	13,010	12,651	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454		1,202	—	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.24%		10/7/2026		25,558	24,711	24,791	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(103)	(93)	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019		327	1,883	(15)
Scilex Holding Co	Biotechnology	Common Stock						9,307		78	52	(11)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.00%		10/7/2030		8,010	7,792	7,770	(6)(15)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%			10/7/2030		—	(35)	(71)	(6)(15)(19)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						1,037		1,037	1,024	(15)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		5,212	4,973	5,034	(6)(15)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700		175	407	(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.95%		4/27/2029		7,191	6,923	6,931	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		2,697	2,596	2,599	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	Warrants						58,210		182	202	(11)(15)
ShareThis, Inc.	Application Software	Warrants						345,452		367	—	(15)
SiO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				14.00%	12/21/2026		54,730	41,705	25,997	(15)(20)
SiO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				14.00%	7/27/2023		14,993	11,582	13,923	(15)(20)
SiO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan			14.00%		7/27/2023		4,813	3,935	4,034	(15)(19)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						491		727	—	(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.97%		4/17/2028		$4,463	$3,780	$4,139	(6)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.00%	13.22%		4/16/2029		12,034	11,220	9,387	(6)(15)
SonicWall US Holdings Inc.	Technology Distributors	Second Lien Term Loan	L+	7.50%	12.69%		5/18/2026		1,095	1,084	1,024	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	L+	5.50%	10.69%		3/17/2026		1,054	1,053	980	(6)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000		139	24	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	10.70%		11/20/2028		4,500	4,431	4,393	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	L+	5.25%	10.35%		11/18/2027		907	862	837	(6)(15)(19)
SumUp Holdings Luxembourg S.À.R.L.	Diversified Financial Services	First Lien Term Loan	E+	8.50%	11.97%		3/10/2026		€23,731	26,829	25,632	(6)(11)(15)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	7.75%	12.85%		12/16/2028		$49,645	48,611	49,128	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.18%		12/31/2026		32,185	31,923	30,495	(6)(15)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.18%		12/31/2026		2,756	2,728	2,593	(6)(15)(19)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.18%		12/31/2026		1,099	1,059	926	(6)(15)(19)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%	12.18%		12/31/2026		1,552	1,539	1,471	(6)(15)(21)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	L+	6.75%	12.29%		7/28/2028		25,592	23,832	19,514	(6)(15)
Swordfish Merger Sub LLC	Auto Parts & Equipment	Second Lien Term Loan	L+	6.75%	11.94%		2/2/2026		12,500	12,480	11,681	(6)(15)
Tacala, LLC	Restaurants	Second Lien Term Loan	L+	7.50%	12.69%		2/4/2028		12,843	12,589	12,168	(6)
Tahoe Bidco B.V.	Application Software	First Lien Term Loan	L+	6.00%	11.15%		9/29/2028		28,826	28,583	28,537	(6)(11)(15)
Tahoe Bidco B.V.	Application Software	First Lien Revolver	L+	6.00%			10/1/2027		—	(31)	(24)	(6)(11)(15)(19)
Tecta America Corp.	Construction & Engineering	Second Lien Term Loan	SOFR+	8.50%	13.72%		4/9/2029		4,755	4,677	4,529	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%	14.99%		10/15/2025		23,483	23,239	22,919	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%	14.93%		10/15/2025		1,590	1,572	1,535	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.09%		5/26/2028		19,947	18,963	19,000	(6)(15)
TGNR HoldCo LLC	Integrated Oil & Gas	Subordinated Debt			11.50%		5/14/2026		4,984	4,887	4,810	(10)(11)(15)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		50,419	49,787	49,809	(11)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	7.00%	12.50%		12/18/2026		46,832	45,609	41,919	(6)(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						10,616		120	55	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						358,299		2,912	1,526	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						60,862		1,207	795	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						32,447		33,353	36,587	(15)
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.84%		3/30/2029		17,213	15,952	16,141	(6)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.20%		12/29/2028		11,701	11,675	11,408	(6)(15)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	L+	7.45%	12.72%		4/22/2034		1,000	814	929	(6)(11)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		4,500	4,101	3,189	(11)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		300	263	249	(11)
Virgin Pulse, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.47%		4/6/2029		1,540	1,239	1,279	(6)(15)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	L+	15.00%	21.22%		1/23/2026		1,565	1,551	1,475	(6)(15)
WIN Brands Group LLC	Housewares & Specialties	First Lien Term Loan	L+	15.00%	21.22%		1/23/2026		1,323	1,311	1,247	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	136	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.45%		9/21/2027		24,419	23,589	22,862	(6)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						127,452		2,057	1,565	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	9.03%		4/30/2025		11,822	11,228	10,743	(6)
WPEngine, Inc.	Application Software	First Lien Term Loan	L+	6.50%	11.38%		3/27/2026		35,853	35,764	35,495	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
WPEngine, Inc.	Application Software	First Lien Term Loan	L+	6.50%	12.00%		3/27/2026		$19,306	$19,258	$19,113	(6)(15)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	Second Lien Term Loan	SOFR+	7.00%	12.50%		7/26/2029		5,000	4,925	4,025	(6)(15)
Zep Inc.	Specialty Chemicals	Second Lien Term Loan	L+	8.25%	13.79%		8/11/2025		19,578	19,551	13,693	(6)(15)
Zephyr Bidco Limited	Specialized Finance	Second Lien Term Loan	SONIA+	7.50%	12.46%		7/23/2026		£20,000	25,857	23,270	(6)(11)(15)
Total Non-Control/Non-Affiliate Investments (190.4% of net assets)										$2,985,679	$2,873,512
Total Portfolio Investments (207.7% of net assets)										$3,296,285	$3,135,619

Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$5,193	$5,193
Other cash accounts										67,467	67,467
Total Cash and Cash Equivalents and Restricted Cash (4.8% of net assets)										$72,660	$72,660
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (212.5% of net assets)										$3,368,945	$3,208,279

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$78,866	€71,658	8/10/2023	JPMorgan Chase Bank, N.A.	$531
Foreign currency forward contract	$71,438	£56,556	8/10/2023	JPMorgan Chase Bank, N.A.	(482)
					$49

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month LIBOR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(39,567)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2023
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the London Interbank Offered Rate ("LIBOR" or "L"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2023, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 5.19%, the 90-day LIBOR at 5.54%, the 180-day LIBOR at 5.73%, the PRIME at 8.25%, the 30-day SOFR at 5.10%, the 90-day SOFR at 5.24%, the 180-day SOFR at 5.34%, the SONIA at 3.47%, the 30-day EURIBOR at 3.42%, the 90-day EURIBOR at 3.49% and the 180-day EURIBOR at 2.82%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2023 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2023, qualifying assets represented 73.7% of the Company's total assets and non-qualifying assets represented 26.3% of the Company's total assets.
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
(15)As of June 30, 2023, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of June 30, 2023.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts and common shares outstanding as of and for periods prior to March 31, 2023 reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
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
The fair value of the Company's investments as of June 30, 2023 and September 30, 2022 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2023,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

there were five investments on non-accrual status that in aggregate represented 3.6% and 3.1% of total debt investments at cost and fair value, respectively. As of September 30, 2022, there were no investments on non-accrual status.
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
Fee Income
Oaktree or its affiliates may provide financial advisory services to portfolio companies and, in return, the Company may receive fees for capital structuring services. These fees are generally non-recurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, exit and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2022, included in restricted cash was $2.8 million that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.8 million as of September 30, 2022, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility. As of June 30, 2023, included in restricted cash was $13.0 million that was held at Deutsche Bank Trust Company Americas in connection with the Company’s OSI2 Citibank Facility (defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $13.0 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of June 30, 2023, 207.7% of net assets at fair value, or $3.1 billion, was invested in 156 portfolio companies, including (i) $140.6 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $49.6 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of June 30, 2023, 4.8% of net assets at fair value, or $72.7 million, was invested in cash and cash equivalents (including $13.0 million of restricted cash). In comparison, as of September 30, 2022, 200.2% of net assets at fair value, or $2.5 billion, was invested in 149 portfolio investments, including (i) $117.0 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $50.3 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2022, 2.1% of net assets at fair value, or $26.4 million, was invested in cash and cash equivalents (including $2.8 million of restricted cash). As of June 30, 2023, 88.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 6.8% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2022, 86.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.1% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2023, the Company recorded net realized losses of $10.6 million and $19.9 million, respectively. During the three and nine months ended June 30, 2022, the Company recorded net realized gains of $9.2 million and $19.9 million, respectively. During the three and nine months ended June 30, 2023, the Company recorded net unrealized depreciation of $1.0 million and $42.3 million, respectively. During the three and nine months ended June 30, 2022, the Company recorded net unrealized depreciation of $86.8 million and $118.4 million, respectively.
The composition of the Company's investments as of June 30, 2023 and September 30, 2022 at cost and fair value was as follows:

	June 30, 2023		September 30, 2022
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,942,222	$2,826,369	$2,294,392	$2,223,329
Investments in equity securities	136,619	118,989	127,596	103,534
Debt investments in the JVs	162,653	162,288	146,444	146,533
Equity investments in the JVs	54,791	27,973	49,322	20,715
Total	$3,296,285	$3,135,619	$2,617,754	$2,494,111

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of June 30, 2023 and September 30, 2022 at fixed rates and floating rates:

	June 30, 2023		September 30, 2022
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,571,458	86.04%	$2,049,644	86.49%
Fixed rate debt securities	417,199	13.96	320,218	13.51
Total	$2,988,657	100.00%	$2,369,862	100.00%

The following table presents the financial instruments carried at fair value as of June 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$245,925	$2,528,448	$—	$2,774,373
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	29,368	184,916	—	214,284
Investments in equity securities (preferred)	—	—	92,186	—	92,186
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	6,455	—	20,348	27,973	54,776
Total investments at fair value	6,455	275,293	2,825,898	27,973	3,135,619
Cash equivalents	5,193	—	—	—	5,193
Derivative asset	—	49	—	—	49
Total assets at fair value	$11,648	$275,342	$2,825,898	$27,973	$3,140,861
Derivative liability	$—	$39,567	$—	$—	$39,567
Total liabilities at fair value	$—	$39,567	$—	$—	$39,567
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
The following table provides a roll-forward in the changes in fair value from March 31, 2023 to June 30, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2023	$2,493,622	$183,756	$91,447	$25,509	$2,794,334
Purchases	228,375	4,183	—	182	232,740
Sales and repayments	(191,409)	(350)	—	(7,320)	(199,079)
Transfers out (a)	—	(2,708)	—	—	(2,708)
Capitalized PIK interest income	3,610	358	—	—	3,968
Accretion of OID	4,086	381	—	—	4,467
Net unrealized appreciation (depreciation)	(8,027)	(704)	739	1,893	(6,099)
Net realized gains (losses)	(1,809)	—	—	84	(1,725)
Fair value as of June 30, 2023	$2,528,448	$184,916	$92,186	$20,348	$2,825,898
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2023	$(10,360)	$(704)	$739	$1,095	$(9,230)
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the three months ended June 30, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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
__________
(a) There was a transfer into Level 3 from Level 2 for an investment during the three months ended June 30, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) This transfer out was the result of a transaction in which Level 3 common equity was exchanged for Level 1 common equity
The following table provides a roll-forward in the changes in fair value from September 30, 2022 to June 30, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$1,910,606	$159,388	$79,523	$19,958	$2,169,475
Purchases (a)	980,595	26,508	14,296	5,610	1,027,009
Sales and repayments	(357,903)	(1,396)	—	(8,295)	(367,594)
Transfers in (b)	19,075	—	—	—	19,075
Capitalized PIK interest income	12,549	376	—	—	12,925
Accretion of OID	11,684	1,109	—	—	12,793
Net unrealized appreciation (depreciation)	(45,019)	(1,069)	(1,633)	2,804	(44,917)
Net realized gains (losses)	(3,139)	—	—	271	(2,868)
Fair value as of June 30, 2023	$2,528,448	$184,916	$92,186	$20,348	$2,825,898
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2023	$(46,680)	$(1,069)	$(1,633)	$(355)	$(49,737)
__________
(a) Includes Level 3 investments acquired in connection with the OSI2 Merger during the nine months ended June 30, 2023.
(b) There was a transfer into Level 3 from Level 2 for an investment during the nine months ended June 30, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of June 30, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$2,058,831	Market Yield	Market Yield	(b)	9.0%	-	38.0%	14.1%
	43,954	Enterprise Value	Revenue Multiple	(c)	5.0x	-	7.0x	6.0x
	34,466	Enterprise Value	EBITDA Multiple	(c)	3.4x	-	5.4x	5.2x
	32,379	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	358,818	Broker quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	18,464	Market Yield	Market Yield	(b)	10.0%	-	22.0%	11.4%
	4,164	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Debt Investments in the JVs	162,288	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	70,852	Enterprise Value	Revenue Multiple	(c)	0.4x	-	6.0x	1.4x
	37,322	Enterprise Value	EBITDA Multiple	(c)	1.7x	-	17.5x	11.1x
	1,415	Enterprise Value	Asset Multiple	(c)	1.0x	-	1.4x	1.4x
	2,945	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,825,898
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2023 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$800,000	$800,000	$—	$—	$800,000
OSI2 Citibank Facility payable	335,000	335,000	—	—	335,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	297,928	285,717	—	285,717	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	307,138	302,260	—	302,260	—
Total	$1,740,066	$1,722,977	$—	$587,977	$1,135,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,886,772	87.59%	$2,227,245	85.08%
Debt investments in the JVs	162,653	4.93%	146,444	5.59%
Preferred equity	99,597	3.02%	85,300	3.26%
Subordinated debt	55,450	1.68%	67,147	2.57%
LLC equity interests of the JVs	54,791	1.66%	49,322	1.88%
Common equity and warrants	37,022	1.12%	42,296	1.62%
Total	$3,296,285	100.00%	$2,617,754	100.00%

	June 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,774,373	88.48%	183.80%	$2,166,409	86.86%	173.93%
Debt investments in the JVs	162,288	5.18%	10.75%	146,533	5.88%	11.77%
Preferred equity	92,186	2.94%	6.11%	79,523	3.19%	6.38%
Subordinated debt	51,996	1.66%	3.44%	56,920	2.28%	4.57%
LLC equity interests of the JVs	27,973	0.89%	1.85%	20,715	0.83%	1.66%
Common equity and warrants	26,803	0.85%	1.78%	24,011	0.96%	1.93%
Total	$3,135,619	100.00%	207.73%	$2,494,111	100.00%	200.24%

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

	June 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Northeast	$994,695	30.17%	$747,420	28.55%
Midwest	448,981	13.62%	373,236	14.26%
Southeast	446,546	13.55%	356,041	13.60%
West	440,634	13.37%	358,306	13.69%
International	434,844	13.19%	301,242	11.51%
South	197,754	6.00%	168,819	6.45%
Northwest	168,992	5.13%	91,382	3.49%
Southwest	163,839	4.97%	221,308	8.45%
Total	$3,296,285	100.00%	$2,617,754	100.00%

	June 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$936,888	29.87%	62.07%	$696,368	27.93%	55.90%
International	432,986	13.81%	28.69%	279,646	11.21%	22.45%
Midwest	429,317	13.69%	28.44%	356,934	14.31%	28.66%
West	428,232	13.66%	28.37%	345,251	13.84%	27.72%
Southeast	406,523	12.96%	26.93%	344,567	13.82%	27.66%
South	186,792	5.96%	12.37%	166,230	6.66%	13.35%
Northwest	166,089	5.30%	11.00%	90,131	3.61%	7.24%
Southwest	148,792	4.75%	9.86%	214,984	8.62%	17.26%
Total	$3,135,619	100.00%	207.73%	$2,494,111	100.00%	200.24%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Application Software	$560,503	16.98%	$391,938	14.98%
Multi-Sector Holdings (1)	219,130	6.65	195,766	7.48
Data Processing & Outsourced Services	133,422	4.05	120,477	4.60
Health Care Technology	129,178	3.92	100,084	3.82
Biotechnology	127,394	3.86	109,960	4.20
Pharmaceuticals	121,497	3.69	126,508	4.83
Aerospace & Defense	110,680	3.36	61,963	2.37
Industrial Machinery & Supplies & Components	99,237	3.01	—	—
Broadline Retail	83,201	2.52	—	—
Health Care Services	77,364	2.35	58,674	2.24
Real Estate Operating Companies	76,462	2.32	47,585	1.82
Specialized Finance	69,188	2.10	80,864	3.09
Personal Care Products	68,671	2.08	—	—
Automotive Retail	64,825	1.97	59,254	2.26
Fertilizers & Agricultural Chemicals	64,750	1.96	49,301	1.88
Internet Services & Infrastructure	63,057	1.91	54,095	2.07
Health Care Distributors	62,079	1.88	57,112	2.18
Diversified Financial Services	61,693	1.87	—	—
Auto Parts & Equipment	61,091	1.85	12,474	0.48
Metal, Glass & Plastic Containers	57,949	1.76	—	—
Airport Services	55,919	1.70	43,322	1.65
Home Improvement Retail	54,939	1.67	45,802	1.75
Insurance Brokers	52,960	1.61	35,628	1.36
Diversified Metals & Mining	49,787	1.51	—	—
Leisure Facilities	49,501	1.50	39,768	1.52
Real Estate Services	44,783	1.36	40,243	1.54
Soft Drinks & Non-alcoholic Beverages	43,021	1.31	—	—
Diversified Support Services	42,706	1.30	37,992	1.45
Other Specialty Retail	41,790	1.27	—	—
Specialty Chemicals	38,248	1.16	37,319	1.43
Distributors	37,668	1.14	25,278	0.97
Integrated Telecommunication Services	33,663	1.02	34,628	1.32
Electrical Components & Equipment	32,380	0.98	33,814	1.29
Construction & Engineering	27,231	0.83	60,996	2.33
Environmental & Facilities Services	25,943	0.79	20,857	0.80
Advertising	25,597	0.78	28,245	1.08
Passenger Airlines	24,888	0.76	—	—
Oil & Gas Storage & Transportation	24,231	0.74	22,290	0.85
Home Furnishings	23,832	0.72	19,550	0.75
Gold	23,274	0.71	—	—
Systems Software	23,089	0.70	14,890	0.57
Health Care Equipment	22,374	0.68	24,353	0.93
Real Estate Development	19,567	0.59	—	—
Interactive Media & Services	18,963	0.58	—	—
Hotels, Resorts & Cruise Lines	17,221	0.52	13,960	0.53
Consumer Finance	16,411	0.50	14,492	0.55
Education Services	15,660	0.48	9,080	0.35
IT Consulting & Other Services	15,434	0.47	11,697	0.45
Restaurants	12,589	0.38	9,338	0.36
Movies & Entertainment	12,188	0.37	26,161	1.00
Health Care Supplies	11,675	0.35	36,471	1.39
Food Distributors	5,900	0.18	4,646	0.18
Apparel Retail	5,293	0.16	5,268	0.20
Air Freight & Logistics	4,925	0.15	7,295	0.28
Integrated Oil & Gas	4,887	0.15	4,866	0.19
Research & Consulting Services	4,879	0.15	9,187	0.35
Cable & Satellite	4,687	0.14	20,716	0.79
Other Specialized REITs	4,364	0.13	—	—
Paper & Plastic Packaging Products & Materials	3,262	0.10	—	—
Housewares & Specialties	2,908	0.09	2,293	0.09
Electronic Components	2,101	0.06	2,092	0.08
Leisure Products	2,039	0.06	—	—
Technology Distributors	1,084	0.03	3,163	0.12
Communications Equipment	1,053	0.03	—	—
Industrial Machinery	—	—	81,787	3.12
Internet & Direct Marketing Retail	—	—	67,926	2.59
Personal Products	—	—	53,214	2.03
Metal & Glass Containers	—	—	47,704	1.82
Soft Drinks	—	—	34,272	1.31
Other Diversified Financial Services	—	—	29,300	1.12
Oil & Gas Refining & Marketing	—	—	8,627	0.33
Trading Companies & Distributors	—	—	7,628	0.29
Apparel, Accessories & Luxury Goods	—	—	5,165	0.20
Specialized REITs	—	—	4,318	0.16
Diversified Banks	—	—	3,515	0.13
Construction Materials	—	—	2,331	0.09
Alternative Carriers	—	—	212	0.01
	$3,296,285	100.00%	$2,617,754	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$544,685	17.38%	36.03%	$384,589	15.43%	30.87%
Multi-Sector Holdings (1)	192,160	6.13	12.73	167,248	6.71	13.43
Biotechnology	128,343	4.09	8.50	108,465	4.35	8.71
Data Processing & Outsourced Services	124,548	3.97	8.25	111,335	4.46	8.94
Pharmaceuticals	116,199	3.71	7.70	119,511	4.79	9.59
Health Care Technology	115,659	3.69	7.66	97,315	3.90	7.81
Aerospace & Defense	111,464	3.55	7.38	61,881	2.48	4.97
Industrial Machinery & Supplies & Components	99,021	3.16	6.56	—	—	—
Broadline Retail	80,882	2.58	5.36	—	—	—
Real Estate Operating Companies	75,111	2.40	4.98	48,062	1.93	3.86
Specialized Finance	66,333	2.12	4.39	73,087	2.93	5.87
Fertilizers & Agricultural Chemicals	63,185	2.02	4.19	51,972	2.08	4.17
Internet Services & Infrastructure	62,726	2.00	4.16	53,797	2.16	4.32
Automotive Retail	62,356	1.99	4.13	57,629	2.31	4.63
Health Care Services	62,190	1.98	4.12	45,943	1.84	3.69
Diversified Financial Services	61,073	1.95	4.05	—	—	—
Personal Care Products	60,962	1.94	4.04	—	—	—
Auto Parts & Equipment	60,809	1.94	4.03	11,469	0.46	0.92
Health Care Distributors	60,340	1.92	4.00	54,662	2.19	4.39
Airport Services	55,221	1.76	3.66	42,883	1.72	3.44
Insurance Brokers	54,680	1.74	3.62	33,081	1.33	2.66
Home Improvement Retail	54,235	1.73	3.59	45,421	1.82	3.65
Diversified Metals & Mining	49,809	1.59	3.30	—	—	—
Leisure Facilities	46,990	1.50	3.11	39,258	1.57	3.15
Real Estate Services	44,227	1.41	2.93	39,573	1.59	3.18
Metal, Glass & Plastic Containers	43,954	1.40	2.91	—	—	—
Soft Drinks & Non-alcoholic Beverages	42,798	1.36	2.84	—	—	—
Other Specialty Retail	41,790	1.33	2.77	—	—	—
Diversified Support Services	41,302	1.32	2.74	36,712	1.47	2.95
Distributors	36,829	1.17	2.44	24,494	0.98	1.97
Electrical Components & Equipment	32,379	1.03	2.15	32,933	1.32	2.64
Specialty Chemicals	32,231	1.03	2.14	33,969	1.36	2.73
Integrated Telecommunication Services	30,922	0.99	2.05	32,201	1.29	2.59
Passenger Airlines	26,985	0.86	1.79	—	—	—
Construction & Engineering	26,901	0.86	1.78	61,188	2.45	4.91
Environmental & Facilities Services	25,436	0.81	1.69	20,585	0.83	1.65
Gold	23,292	0.74	1.54	—	—	—
Health Care Equipment	22,531	0.72	1.49	24,161	0.97	1.94
Systems Software	22,168	0.71	1.47	12,834	0.51	1.03
Oil & Gas Storage & Transportation	21,660	0.69	1.43	20,853	0.84	1.67
Home Furnishings	19,514	0.62	1.29	18,188	0.73	1.46
Real Estate Development	19,246	0.61	1.28	—	—	—
Interactive Media & Services	19,000	0.61	1.26	—	—	—
Advertising	18,969	0.60	1.26	26,948	1.08	2.16
Hotels, Resorts & Cruise Lines	17,261	0.55	1.14	13,985	0.56	1.12
Education Services	14,116	0.45	0.94	8,582	0.34	0.69
Consumer Finance	12,616	0.40	0.84	13,284	0.53	1.07
Restaurants	12,168	0.39	0.81	8,692	0.35	0.70
Movies & Entertainment	11,865	0.38	0.79	26,645	1.07	2.14
Health Care Supplies	11,408	0.36	0.76	36,577	1.47	2.94
IT Consulting & Other Services	11,176	0.36	0.74	8,596	0.34	0.69
Food Distributors	5,296	0.17	0.35	3,367	0.13	0.27
Apparel Retail	5,230	0.17	0.35	5,223	0.21	0.42
Integrated Oil & Gas	4,810	0.15	0.32	4,872	0.20	0.39
Cable & Satellite	4,672	0.15	0.31	19,576	0.78	1.57
Research & Consulting Services	4,632	0.15	0.31	8,573	0.34	0.69
Air Freight & Logistics	4,025	0.13	0.27	6,405	0.26	0.51
Other Specialized REITs	3,438	0.11	0.23	—	—	—
Paper & Plastic Packaging Products & Materials	3,100	0.10	0.21	—	—	—
Housewares & Specialties	2,858	0.09	0.19	2,456	0.10	0.20
Leisure Products	1,995	0.06	0.13	—	—	—
Electronic Components	1,834	0.06	0.12	1,890	0.08	0.15
Technology Distributors	1,024	0.03	0.07	2,997	0.12	0.24
Communications Equipment	980	0.03	0.06	—	—	—
Industrial Machinery	—	—	—	81,008	3.25	6.50
Internet & Direct Marketing Retail	—	—	—	70,419	2.82	5.65
Personal Products	—	—	—	50,150	2.01	4.03
Metal & Glass Containers	—	—	—	47,599	1.91	3.82
Soft Drinks	—	—	—	33,670	1.35	2.70
Other Diversified Financial Services	—	—	—	24,326	0.98	1.95

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Oil & Gas Refining & Marketing	$—	—	—	$8,604	0.34	0.69
Trading Companies & Distributors	—	—	—	5,567	0.22	0.45
Diversified Banks	—	—	—	3,402	0.14	0.27
Specialized REITs	—	—	—	3,264	0.13	0.26
Construction Materials	—	—	—	1,934	0.08	0.16
Alternative Carriers	—	—	—	201	0.01	0.02
Total	$3,135,619	100.00%	207.73%	$2,494,111	100.00%	200.24%
___________________
(1)This industry includes the Company's investments in the JVs.
As of June 30, 2023 and September 30, 2022, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2023 and September 30, 2022, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "SLF JV I Deutsche Bank Facility"), which permitted up to $260.0 million of borrowings (subject to borrowing base and other limitations) as of each of June 30, 2023 and September 30, 2022. Borrowings under the SLF JV I Deutsche Bank Facility are secured by all of the assets of SLF JV I Funding LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2023, the reinvestment period of the SLF JV I Deutsche Bank Facility was scheduled to expire May 3, 2024 and the maturity date was May 3, 2028. As of June 30, 2023, borrowings under the SLF JV I Deutsche Bank Facility accrued interest at a rate equal to 3-month SOFR plus 2.50% until November 3, 2023, 3-month SOFR plus 2.75% per annum during the remainder of the reinvestment period, 3-month SOFR plus 3.25% per annum for the first year after the reinvestment period, 3-month SOFR plus 3.35% for the following year and 3-month SOFR plus 3.60% thereafter, in each case with a 0.125% SOFR floor. $200.0 million and $230.0 million of borrowings were outstanding under the SLF JV I Deutsche Bank Facility as of June 30, 2023 and September 30, 2022, respectively.
As of June 30, 2023 and September 30, 2022, SLF JV I had total assets of $370.2 million and $385.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 52 and 60 portfolio companies as of June 30, 2023 and September 30, 2022, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of June 30, 2023, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $140.6 million in aggregate, at fair value. As of September 30, 2022, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.0 million in aggregate, at fair value.
As of June 30, 2023, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of September 30, 2022, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of June 30, 2023, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I. During the nine months ended June 30, 2023, the Company contributed $16.4 million to fund additional SLF JV I Notes and approximately $5.5 million to fund additional LLC equity interests in SLF JV I. As of September 30, 2022, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Senior secured loans (1)	$350,214	$383,194
Weighted average interest rate on senior secured loans (2)	10.40%	8.33%
Number of borrowers in SLF JV I	52	60
Largest exposure to a single borrower (1)	$11,304	$10,093
Total of five largest loan exposures to borrowers (1)	$54,003	$48,139
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of June 30, 2023

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	L+	3.75%	8.94%		2/27/2025		$5,596	$5,559	$5,545
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.00%		12/18/2025		6,911	6,832	6,784	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.00%		12/18/2025		1,173	1,158	1,152	(4)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	9.32%		8/14/2026		2,977	2,850	2,808
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.89%		6/30/2025		8,916	8,845	8,514	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.22%		6/9/2028		4,970	4,734	4,692
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.49%		10/20/2028		4,836	4,775	4,219	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.00%	9.39%		11/26/2026		7,740	7,663	7,721
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.25%		8/11/2025		1,527	1,194	1,179	(4)
Apptio, Inc.	Application Software	First Lien Term Loan	L+	5.00%	10.20%		1/10/2025		4,615	4,592	4,615	(4)
Apptio, Inc.	Application Software	First Lien Revolver	L+	5.00%	10.20%		1/10/2025		115	113	115	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.31%		12/29/2027		4,145	4,083	3,938	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(7)	(25)	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	10.44%		10/25/2028		5,052	4,880	3,560	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.20%		8/19/2028		4,963	4,749	4,710
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.47%		8/19/2028		1,995	1,883	1,902
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.47%		1/20/2029		4,346	4,022	3,657
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%	8.59%		2/15/2029		4,331	4,079	4,179
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%			2/15/2029		—	(32)	(19)	(5)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	11.27%		12/24/2026		6,289	6,211	6,031	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.50%		6/11/2027		6,322	6,263	6,158	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.50%		6/11/2027		1,759	1,748	1,713	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.44%		8/10/2027		1,965	1,938	1,930
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.44%		8/10/2027		2,366	2,332	2,324
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.44%		8/10/2027		1,988	1,957	1,952
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%	11.38%		8/10/2027		200	192	189	(5)
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	10.37%		1/4/2026		7,315	7,188	4,670	(4)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.24%		10/13/2029		6,359	5,983	5,937	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.00%	9.54%		7/9/2026		7,760	7,689	7,730
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.25%	9.79%		12/2/2027		992	974	987
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.22%		8/2/2027		5,958	5,869	5,838	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.80%		4/26/2029		7,940	7,807	7,411	(4)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.25%		8/11/2028		7,388	7,314	5,984	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.45%		4/9/2029		7,940	7,742	6,818	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.75%		6/30/2026		$7,350	$7,260	$7,359
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	L+	5.75%	11.29%		3/25/2027		9,125	8,950	7,239	(4)
Iris Holding, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.75%	9.90%		6/28/2028		4,963	4,638	4,226
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.20%		10/29/2028		3,972	3,817	3,940
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.08%		10/14/2027		7,388	7,281	7,267
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.50%		5/9/2026		11,279	11,121	10,997	(4)
LogMeIn, Inc.	Application Software	First Lien Term Loan	L+	4.75%	9.94%		8/31/2027		7,800	7,705	4,918
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.50%	8.72%		9/6/2025		7,308	7,246	7,037
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.01%		3/1/2029		5,955	5,655	5,713
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	L+	7.00%	12.19%		2/14/2025		4,669	4,644	4,599	(4)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	L+	8.00%			2/14/2025		—	(3)	(7)	(4)(5)
Mitchell International Inc	Application Software	First Lien Term Loan	L+	3.75%	8.94%		10/15/2028		2,991	2,845	2,931
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		2/10/2026		8,340	8,172	8,111	(4)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026		—	(3)	(9)	(4)(5)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		2/10/2026		2,217	2,216	2,156	(4)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	4.50%	10.00%		3/31/2025		6,633	6,624	6,583
OEConnection LLC	Application Software	First Lien Term Loan	L+	4.00%	9.25%		9/25/2026		11,015	10,845	10,852
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.20%		11/10/2027		9,849	9,495	9,603	(4)
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.50%		12/17/2027		2,422	2,297	2,305
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.59%		12/18/2028		4,503	4,435	4,023	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.04%		4/6/2027		8,116	7,831	7,815	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.04%		4/6/2027		254	236	235	(4)(5)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	9.99%		4/5/2030		5,000	4,855	4,948
RevSpring, Inc.	Commercial Printing	First Lien Term Loan	L+	4.00%	9.50%		10/11/2025		9,550	9,536	9,208
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.25%	10.52%		4/27/2024		8,135	8,132	5,749
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.23%	10.50%		4/27/2024		138	138	100
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.97%		4/17/2028		2,985	2,564	2,768	(4)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	L+	5.50%	10.69%		3/17/2026		2,328	2,305	2,166	(4)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	10.70%		11/20/2028		8,865	8,729	8,655	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.70%		4/5/2029		8,801	8,426	8,710
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.84%		3/30/2029		8,235	7,548	7,722	(4)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.20%		12/29/2028		7,230	7,116	7,050	(4)
Veritas US Inc.	Application Software	First Lien Term Loan	L+	5.00%	10.22%		9/1/2025		6,322	6,266	5,185
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.45%		9/21/2027		7,757	7,570	7,263	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	9.03%		4/30/2025		1,970	1,917	1,791	(4)
Total Portfolio Investments									$350,214	$348,782	$329,809
_________
(1) Represents the interest rate as of June 30, 2023. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR, LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of June 30, 2023, the reference rates for SLF JV I's variable rate loans were the 30-day LIBOR at 5.19%, the 90-day LIBOR at 5.54%, the 180-day LIBOR at 5.73%, the 30-day SOFR at 5.10%, and the 90-day SOFR at 5.24%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2023 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of June 30, 2023.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of June 30, 2023. Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of September 30, 2022. The Company earned interest income of $3.4 million and $9.2 million on the SLF JV I Notes for the three and nine months ended June 30, 2023, respectively. The Company earned interest income of $1.9 million and $5.8 million on the SLF JV I Notes for the three and nine months ended June 30, 2022, respectively. As of June 30, 2023, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $28.0 million, respectively, as of June 30, 2023, and $49.3 million and $20.7 million, respectively, as of September 30, 2022. The Company earned $1.1 million and $3.2 million in dividend income for the three and nine months ended June 30, 2023, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $0.9 million and $2.0 million in dividend income for the three and nine months ended June 30, 2022, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2023 and September 30, 2022 and for the three and nine months ended June 30, 2023 and 2022:

	June 30, 2023	September 30, 2022
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2023:$348,782; cost September 30, 2022: $382,673)	$329,809	$359,625
Cash and cash equivalents	21,906	14,274
Restricted cash	8,715	5,642
Other assets	9,798	5,686
Total assets	$370,228	$385,227

Senior credit facility payable	$200,000	$230,000
SLF JV I Notes payable at fair value (proceeds June 30, 2023: $128,750; proceeds September 30, 2022: $110,000)	128,750	110,000
Other liabilities	9,509	21,539
Total liabilities	$338,259	$361,539
Members' equity	31,969	23,688
Total liabilities and members' equity	$370,228	$385,227

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	Nine months ended June 30, 2022
Selected Statements of Operations Information:
Interest income	$10,312	$5,796	$29,106	$16,664
Other income	—	32	62	105
Total investment income	10,312	5,828	29,168	16,769
Senior credit facility interest expense	4,190	1,929	12,004	4,995
SLF JV I Notes interest expense	3,859	2,224	10,511	6,673
Other expenses	73	77	249	198
Total expenses (1)	8,122	4,230	22,764	11,866
Net investment income	2,190	1,598	6,404	4,903
Net unrealized appreciation (depreciation)	2,652	(16,411)	4,075	(19,856)
Net realized gains (losses)	(2,137)	165	(4,850)	568
Net income (loss)	$2,705	$(14,648)	$5,629	$(14,385)
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
During the nine months ended June 30, 2023, the Company sold $18.8 million of senior secured debt investments to SLF JV I for $18.0 million cash consideration, which represented the fair value at the time of sale. A loss of $0.2 million was recognized by the Company on these transactions. During the nine months ended June 30, 2022, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of June 30, 2023 and September 30, 2022, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "Glick JV Deutsche Bank Facility"), which, as of June 30, 2023, had a reinvestment period end date and maturity date of May 3, 2024 and May 3, 2028, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and, as of June 30, 2023, bore interest at a rate equal to 3-month SOFR plus 2.50% per annum until November 3, 2023, 3-month SOFR plus 2.75% during the remainder of the reinvestment period, 3-month SOFR plus 3.25% for the first year after the end of the reinvestment period, 3-month SOFR plus 3.35% for the following year and 3-month SOFR plus 3.60% thereafter, in each case with a 0.125% SOFR floor. $66.1 million and $82.1 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of June 30, 2023 and September 30, 2022, respectively.
As of June 30, 2023 and September 30, 2022, the Glick JV had total assets of $126.8 million and $146.8 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 37 and 43 portfolio companies as of June 30, 2023 and September 30, 2022, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $49.6 million and $50.3 million in the aggregate at fair value as of June 30, 2023 and September 30, 2022, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of June 30, 2023 and September 30, 2022, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of June 30, 2023 and September 30, 2022, of which $73.5 million was from the Company. As of each of June 30, 2023 and September 30, 2022, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of June 30, 2023 and September 30, 2022, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Senior secured loans (1)	$123,126	$143,225
Weighted average current interest rate on senior secured loans (2)	10.66%	8.52%
Number of borrowers in the Glick JV	37	43
Largest loan exposure to a single borrower (1)	$6,313	$6,562
Total of five largest loan exposures to borrowers (1)	$28,457	$28,973
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of June 30, 2023

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.00%		12/18/2025	$587	$579	$576	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.00%		12/18/2025	3,824	3,782	3,753	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.89%		6/30/2025	6,313	6,261	6,029	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.22%		6/9/2028	2,485	2,367	2,346
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.49%		10/20/2028	2,868	2,832	2,502	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.00%	9.39%		11/26/2026	2,903	2,873	2,895
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	10.20%		2/28/2028	3,000	2,915	2,925
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.25%		8/11/2025	910	707	702	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.31%		12/29/2027	1,721	1,695	1,635	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027	—	(3)	(10)	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	10.44%		10/25/2028	2,078	2,037	1,464	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.20%		8/19/2028	1,985	1,900	1,884
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.47%		8/19/2028	998	941	951
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.47%		1/20/2029	2,423	2,236	2,039
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%	8.59%		2/15/2029	1,777	1,674	1,715
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%			2/15/2029	—	(13)	(8)	(5)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	L+	6.00%	11.27%		12/24/2026	3,628	3,583	3,479	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.50%		6/11/2027	3,372	3,340	3,284	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.50%		6/11/2027	802	798	782	(4)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.24%		10/13/2029	2,773	2,607	2,589	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.00%	9.54%		7/9/2026	2,848	2,827	2,838
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.22%		8/2/2027	2,528	2,502	2,477	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.80%		4/26/2029	$2,978	$2,928	$2,779	(4)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.25%		8/11/2028	3,940	3,901	3,191	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.45%		4/9/2029	3,970	3,871	3,409	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.75%		6/30/2026	3,920	3,872	3,925
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	L+	5.75%	11.29%		3/25/2027	2,281	2,238	1,810	(4)
Iris Holding, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.75%	9.90%		6/28/2028	1,985	1,852	1,690
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.08%		10/14/2027	3,940	3,883	3,876
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.50%	8.72%		9/6/2025	1,347	1,224	1,297
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		2/10/2026	1,634	1,621	1,589	(4)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026	—	(1)	(4)	(4)(5)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	4.50%	10.00%		3/31/2025	5,211	5,205	5,172
OEConnection LLC	Application Software	First Lien Term Loan	L+	4.00%	9.25%		9/25/2026	3,858	3,841	3,802
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.50%		12/17/2027	685	649	652
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.59%		12/18/2028	2,842	2,799	2,539	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.04%		4/6/2027	5,182	5,018	4,990	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.04%		4/6/2027	180	169	167	(4)(5)
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.25%	10.52%		4/27/2024	6,045	6,039	4,272
SHO Holding I Corporation	Footwear	First Lien Term Loan	L+	5.23%	10.50%		4/27/2024	102	102	74
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	10.70%		11/20/2028	4,925	4,849	4,808	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.70%		4/5/2029	5,227	5,023	5,174
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.84%		3/30/2029	2,647	2,435	2,483	(4)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.20%		12/29/2028	3,001	2,954	2,926	(4)
Tribe Buyer LLC	Human Resource & Employment Services	First Lien Term Loan	L+	4.50%	9.69%		2/16/2024	1,570	1,570	931
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.45%		9/21/2027	4,848	4,731	4,539	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	9.03%		4/30/2025	985	959	895	(4)
Total Portfolio Investments								$123,126	$120,172	$113,833
__________
(1) Represents the interest rate as of June 30, 2023. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR, LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of June 30, 2023, the reference rates for the Glick JV's variable rate loans were the 30-day LIBOR at 5.19%, the 90-day LIBOR at 5.54%, the 30-day SOFR at 5.10% and the 90-day SOFR at 5.24%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2023 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of June 30, 2023.
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.0 million and $49.6 million, respectively, as of June 30, 2023. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. For the three and nine months ended June 30, 2023, the Company's investment in the Glick JV Notes earned interest income of $1.8 million and $5.0 million, respectively. For the three and nine months ended June 30, 2022, the Company's investment in the Glick JV Notes earned interest income of $1.2 million and $3.3 million, respectively. The Company did not earn dividend income for the three and nine months ended June 30, 2023 and June 30, 2022 with respect to its investment in the LLC equity interest of the Glick JV. As of June 30, 2023, the Glick JV Notes bore interest at a rate of one-month LIBOR plus 4.50% per annum and will mature on October 20, 2028.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for the Glick JV as of June 30, 2023 and September 30, 2022 and for the three and nine months ended June 30, 2023 and June 30, 2022:

	June 30, 2023	September 30, 2022
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2023: $120,172; September 30, 2022: $140,083)	$113,833	$133,144
Cash and cash equivalents	8,895	7,021
Restricted cash	1,812	1,788
Other assets	2,284	4,855
Total assets	$126,824	$146,808

Senior credit facility payable	$66,082	$82,082
Glick JV Notes payable at fair value (proceeds June 30, 2023: $66,684; September 30, 2022: $68,185)	56,723	57,463
Other liabilities	4,019	7,263
Total liabilities	$126,824	$146,808
Members' equity	—	—
Total liabilities and members' equity	$126,824	$146,808

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the nine months ended June 30, 2023	For the nine months ended June 30, 2022
Selected Statements of Operations Information:
Interest income	$3,576	$2,416	$10,488	$6,796
Fee income	—	47	35	82
Total investment income	3,576	2,463	10,523	6,878
Senior credit facility interest expense	1,400	694	4,002	1,742
Glick JV Notes interest expense	1,577	860	4,394	2,479
Other expenses	70	59	148	127
Total expenses (1)	3,047	1,613	8,544	4,348
Net investment income	529	850	1,979	2,530
Net unrealized appreciation (depreciation)	431	(753)	(159)	(2,549)
Realized gain (loss)	(960)	(97)	(1,820)	19
Net income (loss)	$—	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.

During the three and nine months ended June 30, 2023 and 2022, the Company did not sell any debt investments to the Glick JV.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three and nine months ended June 30, 2023, the Company recorded total fee income of $1.6 million and $6.0 million, respectively, of which $0.2 million and $0.8 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2022, the Company recorded total fee income of $2.3 million and $5.1 million, respectively, of which $0.2 million and $0.7 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and certain exit fees.

Note 5. Share Data and Net Assets
The share and per share information for periods prior to March 31, 2023 disclosed in Note 5 have been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2023 and 2022:

(Share amounts in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	Nine months ended June 30, 2022
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$36,685	$(37,834)	$71,379	$16,015
Weighted average common shares outstanding — basic and diluted	77,080	61,123	70,431	60,593
Earnings (loss) per common share — basic and diluted	$0.48	$(0.62)	$1.01	$0.26

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2023:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2022	61,125	$611	$1,827,721	$(582,769)	$1,245,563
Net investment income	—	—	—	38,808	38,808
Net unrealized appreciation (depreciation)	—	—	—	(22,982)	(22,982)
Net realized gains (losses)	—	—	—	(3,203)	(3,203)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	549	549
Distributions to stockholders	—	—	—	(58,679)	(58,679)
Issuance of common stock under dividend reinvestment plan	95	1	1,932	—	1,933
Balance as of December 31, 2022	61,220	$612	$1,829,653	$(628,276)	$1,201,989
Net investment income	—	—	—	45,978	45,978
Net unrealized appreciation (depreciation)	—	—	—	(18,279)	(18,279)
Net realized gains (losses)	—	—	—	(6,111)	(6,111)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(66)	(66)
Distributions to stockholders	—	—	—	(42,395)	(42,395)
Issuance of common stock in connection with the OSI2 Merger	15,860	159	333,875	—	334,034
Issuance of common stock under dividend reinvestment plan	68	1	1,294	—	1,295
Repurchase of common stock under dividend reinvestment plan	(68)	(1)	(1,294)	—	(1,295)
Balance as of March 31, 2023	77,080	$771	$2,163,528	$(649,149)	$1,515,150
Net investment income	—	—	—	48,413	48,413
Net unrealized appreciation (depreciation)	—	—	—	(1,039)	(1,039)
Net realized gains (losses)	—	—	—	(10,603)	(10,603)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(86)	(86)
Distributions to stockholders	—	—	—	(42,394)	(42,394)
Issuance of common stock under dividend reinvestment plan	57	1	1,122	—	1,123
Repurchase of common stock under dividend reinvestment plan	(57)	(1)	(1,122)	—	(1,123)
Balance as of June 30, 2023	77,080	$771	$2,163,528	$(654,858)	$1,509,441

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the changes in net assets for the three and nine months ended June 30, 2022:

	Common Stock
	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2021	60,120	$601	$1,805,557	$(493,335)	$1,312,823
Net investment income	—	—	—	32,295	32,295
Net unrealized appreciation (depreciation)	—	—	—	(4,586)	(4,586)
Net realized gains (losses)	—	—	—	9,321	9,321
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	2,378	2,378
Distributions to stockholders	—	—	—	(27,956)	(27,956)
Issuance of common stock under dividend reinvestment plan	36	1	785	—	786
Balance as of December 31, 2021	60,156	$602	$1,806,342	$(481,883)	$1,325,061
Net investment income	—	—	—	40,098	40,098
Net unrealized appreciation (depreciation)	—	—	—	(27,038)	(27,038)
Net realized gains (losses)	—	—	—	1,402	1,402
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(21)	(21)
Distributions to stockholders	—	—	—	(29,271)	(29,271)
Issuance of common stock in connection with the "at the market" offering	877	9	19,370	—	19,379
Issuance of common stock under dividend reinvestment plan	35	—	766	—	766
Balance as of March 31, 2022	61,068	$611	$1,826,478	$(496,713)	$1,330,376
Net investment income	—	—	—	40,370	40,370
Net unrealized appreciation (depreciation)	—	—	—	(86,755)	(86,755)
Net realized gains (losses)	—	—	—	9,212	9,212
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(661)	(661)
Distributions to stockholders	—	—	—	(30,256)	(30,256)
Issuance of common stock in connection with the "at the market" offering	57	—	1,243	—	1,243
Issuance of common stock under dividend reinvestment plan	44	1	873	—	874
Repurchases of common stock under dividend reinvestment plan	(44)	(1)	(873)	—	(874)
Balance as of June 30, 2022	61,125	$611	$1,827,721	$(564,803)	$1,263,529

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2023 and 2022:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (3)		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(1)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8	million	41,510	(1)	0.8	million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1	million	68,412	(2)	1.3	million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3	million	57,279	(2)	1.1	million
Total for the nine months ended June 30, 2023				$2.06	$139.1	million	220,570		$4.4	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465	$27.2	million	35,990	(1)	$0.8	million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5 million		34,804	(1)	0.8 million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4 million		43,676	(2)	0.9 million
Total for the nine months ended June 30, 2022				$1.44	$85.1	million	114,470		$2.4	million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.
(3) Totals may not sum due to rounding.

Common Stock Issuances
On January 23, 2023, in connection with the OSI2 Merger, the Company issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders. During the three and nine months ended June 30, 2023, the Company issued zero and 94,879 shares of common stock, respectively, as part of the DRIP. During the three and nine months ended June 30, 2022, the Company issued an aggregate of zero and 70,794 shares of common stock, respectively, as part of the DRIP.
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
In connection with the "at the market" offering, the Company did not issue or sell any shares of common stock during the nine months ended June 30, 2023. In connection with the "at the market" offering, the Company issued and sold 2,801,206 shares of common stock during the nine months ended June 30, 2022 for net proceeds of $20.6 million (net of offering costs).
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

As of June 30, 2023, the size of the Syndicated Facility was $1.218 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of June 30, 2023, (i) the period during which the Company may make drawings with respect to $1.035 billion of commitments will expire on June 23, 2027 and the maturity date is June 23, 2028, (ii) the period during which the Company may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at the Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of June 30, 2023, except for assets that were held by OSI 2 Senior Lending SPV, LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of June 30, 2023, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of June 30, 2023 and September 30, 2022, the Company had $800.0 million and $540.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $800.0 million and $540.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.584% and 2.406% for the nine months ended June 30, 2023 and 2022, respectively. For the three and nine months ended June 30, 2023, the Company recorded interest expense (inclusive of fees) of $14.3 million and $37.4 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2022, the Company recorded interest expense (inclusive of fees) of $4.8 million and $12.6 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “Citibank Facility”) with OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the Company, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. On May 25, 2023, in connection with an amendment to the OSI2 Citibank Facility, the Citibank Facility was terminated. In connection with the termination of the Citibank Facility, the Company accelerated $0.6 million of deferred financing costs into interest expense during the three months ended June 30, 2023.
As of September 30, 2022, the Company had $160.0 million outstanding under the Citibank Facility, which had a fair value of $160.0 million. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.762% and 2.563% for the nine months ended June 30, 2023 and 2022, respectively. For the three and nine months ended June 30, 2023, the Company recorded interest expense (inclusive of fees) of $2.4 million and $8.0 million, respectively, related

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

to the Citibank Facility. For the three and nine months ended June 30, 2022, the Company recorded interest expense (inclusive of fees) of $1.6 million and $3.5 million, respectively, related to the Citibank Facility.
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
As of June 30, 2023, the Company was able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of June 30, 2023, the OSI2 Citibank Facility has a reinvestment period through May 25, 2025, during which advances may be made, and matures on January 26, 2027. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% on all other eligible loans and (b) for all other lenders, SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans, in all cases subject to a minimum overall rate of SOFR plus 2.50% per annum. After the reinvestment period, the applicable spread is 4.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of June 30, 2023, the Company had $335.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $335.0 million. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.275% for the period from January 23, 2023 to June 30, 2023. For the three months ended June 30, 2023 and the period from January 23, 2023 to June 30, 2023, the Company recorded interest expense (inclusive of fees) of $4.9 million and $8.0 million, respectively, related to the OSI2 Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2023, the Company did not repurchase any of the 2025 Notes in the open market.

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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2023, the Company did not repurchase any of the 2027 Notes in the open market.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(1.2)	(2.7)	(1.8)	(3.2)
Unaccreted discount	(0.8)	(0.6)	(1.2)	(0.7)
Interest rate swap fair value adjustment	—	(39.6)	—	(42.0)
Net carrying value	$298.0	$307.1	$297.0	$304.1
Fair Value	$285.7	$302.3	$283.1	$294.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and nine months ended June 30, 2023:

($ in millions)	2025 Notes		2027 Notes
	Three months ended June 30, 2023	Nine months ended June 30, 2023	Three months ended June 30, 2023	Nine months ended June 30, 2023
Coupon interest	$2.6	$7.9	$2.4	$7.1
Amortization of financing costs and discount	0.3	0.9	0.2	0.7
Effect of interest rate swap	—	—	3.7	9.4
Total interest expense	$2.9	$8.8	$6.3	$17.2
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	6.912%	6.274%
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and nine months ended June 30, 2022:

($ in millions)	2025 Notes		2027 Notes
	Three months ended June 30, 2022	Nine months ended June 30, 2022	Three months ended June 30, 2022	Nine months ended June 30, 2022
Coupon interest	$2.6	$7.9	$2.4	$7.1
Amortization of financing costs and discount	0.3	0.9	0.2	0.7
Effect of interest rate swap	—	—	(0.1)	(1.6)
Total interest expense	$2.9	$8.8	$2.5	$6.2
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	2.572%	2.069%

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2023 and 2022.

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	Nine months ended June 30, 2022
Net increase (decrease) in net assets resulting from operations	$36,685	$(37,834)	$71,379	$16,015
Net unrealized (appreciation) depreciation	1,039	86,755	42,300	118,379
Book/tax difference due to organizational costs	—	(21)	—	(65)
Book/tax difference due to capital losses utilized	12,118	(3,736)	20,380	(19,183)
Other book/tax differences	(3,825)	(8,819)	(14,912)	(18,597)
Taxable/Distributable Income (1)	$46,017	$36,345	$119,147	$96,549
 __________
(1) The Company's taxable income for the three and nine months ended June 30, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of June 30, 2023, $6.1 million of the $8.8 million deferred tax assets would not more likely than not be realized in future periods. As of June 30, 2023, the Company recorded a net deferred tax asset of $2.7 million on the Consolidated Statements of Assets and Liabilities.
For the three months ended June 30, 2023, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.1 million, which was composed of (i) a current income tax expense of approximately $1.0 million and (ii) a deferred income tax benefit of approximately $0.9 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the nine months ended June 30, 2023, the Company recognized a total benefit for income tax related to realized and unrealized gains (losses) of $0.4 million, which was composed of (i) a current income tax expense of approximately $0.6 million and (ii) a deferred income tax benefit of approximately $1.0 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended June 30, 2023, the Company recorded an aggregate net realized loss of $10.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$(6.3)
Aden & Anais Merger Sub Inc.	(5.2)
Radiology Partners Inc.	(3.8)
WP CPP Holdings LLC	(1.3)
Tersera Therapeutics LLC	5.2
Other, net	0.8
Total, net	$(10.6)
During the three months ended June 30, 2022, the Company recorded an aggregate net realized gain of $9.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$8.8
Other, net	0.4
Total, net	$9.2
During the nine months ended June 30, 2023, the Company recorded an aggregate net realized loss of $19.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$(5.5)
Aden & Anais Merger Sub Inc.	(5.2)
Radiology Partners Inc.	(4.2)
Carvana Co.	(2.8)
ASP Unifrax Holdings Inc.	(2.1)
WP CPP Holdings LLC	(1.3)
Global Medical Response Inc.	(1.0)
Tersera Therapeutics LLC	5.2
Other, net	(3.0)
Total, net	$(19.9)

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
During the three months ended June 30, 2023 and 2022, the Company recorded net unrealized depreciation of $1.0 million and $86.8 million, respectively. For the three months ended June 30, 2023, this consisted of $9.8 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on equity investments, partially offset by $5.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $4.6 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended June 30, 2022, this consisted of $66.8 million of net unrealized depreciation on debt investments, $17.9 million of net unrealized depreciation on equity investments, $1.6 million of net unrealized depreciation of foreign currency forward contracts and $0.4 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
During the nine months ended June 30, 2023 and 2022, the Company recorded net unrealized depreciation of $42.3 million and $118.4 million, respectively. For the nine months ended June 30, 2023, this consisted of $54.3 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $11.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $5.1 million of net unrealized appreciation on equity investments. For the nine months ended June 30, 2022, this consisted of $84.6 million of net unrealized depreciation on debt investments, $23.8 million of net unrealized depreciation on equity investments, $9.2 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.8 million of net unrealized depreciation of foreign currency forward contracts.
During the nine months ended June 30, 2023, unrealized depreciation included a one-time unrealized loss of $20.7 million that resulted solely from accounting adjustments related to the OSI2 Merger.
Note 9. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances are in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 10. Related Party Transactions

As of June 30, 2023 and September 30, 2022, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $20.1 million and $15.9 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three and nine months ended June 30, 2023, the base management fee incurred under the Investment Advisory Agreement was $10.5 million (net of waiver) and $29.4 million (net of waiver), respectively. For the three and nine months ended June 30, 2022, the base management fee incurred under the Investment Advisory Agreement was $9.1 million (net of waiver) and $27.6 million (net of waiver), respectively.
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

For the three and nine months ended June 30, 2023, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $9.6 million and $26.3 million, respectively. For the three and nine months ended June 30, 2022, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $6.5 million and $19.7 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of June 30, 2023, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of June 30, 2023 under the Investment Advisory Agreement, no Part II incentive fees would be payable.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2023, there were no accrued capital gains incentive fees. For the three and nine months ended June 30, 2022, $6.8 million and $8.8 million of accrued capital gains incentive fees were reversed, respectively. As of June 30, 2023, the total accrued capital gains incentive fee liability was zero.
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
For the three months ended June 30, 2023 and 2022, the Company accrued administrative expenses of $0.4 million and $0.3 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively. For the nine months ended June 30, 2023 and 2022, the Company accrued administrative expenses of $1.2 million and $1.2 million, respectively, including $0.2 million and $0.2 million of general and administrative expenses, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2023 and September 30, 2022, $7.7 million and $3.2 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022 (7)	Nine months ended June 30, 2023	Nine months ended June 30, 2022 (7)
Net asset value per share at beginning of period	$19.66	$21.79	$20.38	$21.84
Net investment income (1)	0.63	0.66	1.89	1.86
Net unrealized appreciation (depreciation) (1)(8)	(0.02)	(1.42)	(0.36)	(1.95)
Net realized gains (losses) (1)	(0.14)	0.15	(0.28)	0.33
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	(0.01)	0.01	0.03
Distributions of net investment income to stockholders	(0.55)	(0.50)	(2.06)	(1.44)
Net asset value per share at end of period	$19.58	$20.67	$19.58	$20.67
Per share market value at beginning of period	$18.77	$22.11	$18.00	$21.18
Per share market value at end of period	$19.43	$19.65	$19.43	19.65
Total return (2)	6.42%	(8.93)%	19.58%	(0.79)%
Common shares outstanding at beginning of period	77,080	61,068	61,125	60,120
Common shares outstanding at end of period	77,080	61,125	77,080	61,125
Net assets at beginning of period	$1,515,150	$1,330,376	$1,245,563	$1,312,823
Net assets at end of period	$1,509,441	$1,263,529	$1,509,441	$1,263,529
Average net assets (3)	$1,526,644	$1,306,727	$1,407,814	$1,323,232
Ratio of net investment income to average net assets (4)	12.72%	12.39%	12.65%	11.39%
Ratio of total expenses to average net assets (4)	14.45%	7.22%	14.07%	7.94%
Ratio of net expenses to average net assets (4)	14.05%	6.99%	13.69%	7.71%
Ratio of portfolio turnover to average investments at fair value	7.48%	4.73%	18.43%	21.44%
Weighted average outstanding debt (5)	$1,756,758	$1,369,615	$1,640,062	$1,358,150
Average debt per share (1)	$22.79	$22.41	$23.29	$22.41
Asset coverage ratio at end of period (6)	182.05%	187.82%	182.05%	187.82%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average of principal debt outstanding for the period.
(6)	Based on outstanding senior securities of $1,785.0 million and $1,395.0 million as of June 30, 2023 and 2022, respectively.
(7)
The share and per share information disclosed in this table has been retrospectively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(8)	For the nine months ended June 30, 2023, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OSI2 Merger.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2023, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
In connection with the issuance of the 2027 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada pursuant to an ISDA Master Agreement. As of June 30, 2023, the Company paid $40.0 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreement, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$78,866	€71,658	8/10/2023	$531	$—	Derivative asset
Foreign currency forward contract	$71,438	£56,556	8/10/2023	$—	$482	Derivative asset
				$531	$482
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$43,179	€41,444	11/10/2022	$2,466	$—	Derivative asset
Foreign currency forward contract	$45,692	£37,033	11/10/2022	$4,323	$—	Derivative asset
				$6,789	$—
Certain information related to the Company’s interest rate swap is presented below as of June 30, 2023.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$39,567	Derivative liability
			$—	$39,567
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2022.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$41,969	Derivative liability
			$—	$41,969

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2023, the Company's only off-balance sheet arrangements consisted of $274.4 million of unfunded commitments, which was comprised of $247.3 million to provide debt and equity

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. As of September 30, 2022, the Company's only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of its portfolio companies and $49.0 million to provide financing to the JVs. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of June 30, 2023 and September 30, 2022 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2023	September 30, 2022
107-109 Beech OAK22 LLC	$30,922	$—
Fairbridge Strategic Capital Funding LLC	20,382	22,150
Delta Leasing SPV II LLC	18,822	27,187
BioXcel Therapeutics, Inc.	14,543	11,785
OCSI Glick JV LLC	13,998	13,998
Senior Loan Fund JV I, LLC	13,125	35,000
SiO2 Medical Products, Inc.	10,765	—
MND Holdings III Corp	8,470	—
Seres Therapeutics, Inc.	8,090	—
iCIMs, Inc.	7,704	6,930
Dominion Diagnostics, LLC	7,664	11,148
Marinus Pharmaceuticals, Inc.	7,139	5,734
Assembled Brands Capital LLC	7,062	2,008
Grove Hotel Parcel Owner, LLC	5,286	4,293
scPharmaceuticals Inc.	5,212	—
Innocoll Pharmaceuticals Limited	5,200	4,195
Avalara, Inc.	5,047	—
Mindbody, Inc.	4,762	4,000
Accupac, Inc.	4,500	4,605
Mesoblast, Inc.	4,405	3,553
107 Fair Street LLC	4,322	—
Harrow Health, Inc.	4,011	—
Inventus Power, Inc.	3,792	—
Establishment Labs Holdings Inc.	3,384	5,075
MRI Software LLC	3,302	5,196
OTG Management, LLC	3,190	3,789
PRGX Global, Inc.	3,127	2,518
Salus Workers' Compensation, LLC	3,102	—
ADC Therapeutics SA	3,020	3,020
Relativity ODA LLC	2,762	2,218
112-126 Van Houten Real22 LLC	2,703	—
LSL Holdco, LLC	2,650	427
Supreme Fitness Group NY Holdings, LLC	2,540	1,527
Pluralsight, LLC	2,395	3,532
SCP Eye Care Services, LLC	2,356	—
Spanx, LLC	2,185	2,226
Tahoe Bidco B.V.	2,162	1,741
Coupa Holdings, LLC	2,075	—
Galileo Parent, Inc.	2,061	—
Oranje Holdco, Inc.	1,904	—
Apptio, Inc.	1,885	1,338
Kings Buyer, LLC	1,771	1,537
MHE Intermediate Holdings, LLC	1,536	1,429
PPW Aero Buyer, Inc.	1,466	—
Liquid Environmental Solutions Corporation	1,383	1,115
Berner Food & Beverage, LLC	1,314	1,392
CorEvitas, LLC	1,251	915
Digital.AI Software Holdings, Inc.	1,156	826
Coyote Buyer, LLC	800	1,333
Telestream Holdings Corporation	678	528
Acquia Inc.	596	1,326
ASP-R-PAC Acquisition Co LLC	396	—
BAART Programs, Inc.	—	8,645
RumbleOn, Inc.	—	4,822
Ardonagh Midco 3 PLC	—	4,372
Dialyze Holdings, LLC	—	3,431
Thrasio, LLC	—	2,578
109 Montgomery Owner LLC	—	477
GKD Index Partners, LLC	—	320
Total	$274,373	$224,239

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended June 30, 2023, except as discussed below.
Distribution Declaration
On July 28, 2023, the Company’s Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on September 29, 2023 to stockholders of record on September 15, 2023.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2023
(unaudited)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2022	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2023	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829	$—	$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460	—	—	—	27,638	—	—	27,638	1.8%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.39%		8/28/2025		14,102	—	1,070	14,333	—	(231)	14,102	0.9%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	—	—	—	—	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.24%		8/28/2025		3,484	—	136	—	3,484	—	3,484	0.2%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031	—	—	—	4,946	—	(2,235)	2,711	0.2%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	L+	4.50%	9.36%		10/20/2028		58,349	—	4,961	50,283	1,116	(1,767)	49,632	3.3%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	L+	7.00%	11.86%		12/29/2028		112,656	—	9,197	96,250	16,406	—	112,656	7.5%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	3,150	20,715	7,258	—	27,973	1.9%
Total Control Investments									$188,591	$—	$18,514	$214,165	$28,264	$(4,233)	$238,196	15.8%

Affiliate Investments
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	L+	6.75%	12.29%		10/17/2023		22,304	—	1,985	24,225	2,378	(4,417)	22,186	1.5%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,783,332	—	—	—	370	40	(410)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,129,453	—	—	—	1,223	189	—	1,412	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399	—	—	—	378	—	(65)	313	—%
Total Affiliate Investments									$22,304	$—	$1,985	$26,196	$2,607	$(4,892)	$23,911	1.6%
Total Control & Affiliate Investments									$210,895	$—	$20,499	$240,361	$30,871	$(9,125)	$262,107	17.4%

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

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2022
(unaudited)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2021	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2022	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829	$—	$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460	—	—	—	27,638	—	—	27,638	2.2%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	L+	5.00%	7.26%		2/28/2024		16,074	—	1,078	27,381	—	(11,307)	16,074	1.3%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	L+	5.00%			2/28/2024		—	—	42	—	—	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031	—	—	3,308	18,065	—	(8,798)	9,267	0.7%
First Star Speir Aviation Limited (5)	Airlines	First Lien Term Loan			9.00%		12/15/2025		—	7,500	—	7,500	—	(7,500)	—	—%
First Star Speir Aviation Limited (5)	Airlines	Membership Interest						100.00%	—	(5,632)	158	698	—	(698)	—	—%
OCSI Glick JV LLC (6)	Multi-Sector Holdings	Subordinated Debt	L+	4.50%	4.94%		10/20/2028		60,274	—	3,292	55,582	1,123	(6,099)	50,606	4.0%
OCSI Glick JV LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)	Multi-Sector Holdings	Subordinated Debt	L+	7.00%	8.00%		12/29/2028		96,250	—	5,839	96,250	—	—	96,250	7.6%
Senior Loan Fund JV I, LLC (7)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	2,026	37,651	—	(14,628)	23,023	1.8%
Total Control Investments									$172,598	$1,868	$15,743	$270,765	$1,123	$(49,030)	$222,858	17.6%

Affiliate Investments
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	L+	6.75%	9.00%		10/17/2023		21,754	—	1,185	15,712	11,585	(6,037)	21,260	1.7%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,609,201	—	—	—	587	—	(24)	563	—%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,019,169	—	—	—	1,152	51	—	1,203	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						70,425	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399	—	—	—	838	—	(437)	401	—%
Total Affiliate Investments									$21,754	$—	$1,185	$18,289	$11,636	$(6,498)	$23,427	1.9%
Total Control & Affiliate Investments									$194,352	$1,868	$16,928	$289,054	$12,759	$(55,528)	$246,285	19.5%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2022.
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
Oaktree intends to continue to rotate our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles (which we call "core investments"). Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by approximately $800 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $67 million at fair value as of June 30, 2023. Oaktree periodically reviews designations of investments as core and non-core and may change such designations over time.

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
As of June 30, 2023, 86.0% of our debt investment portfolio (at fair value) and 85.8% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the Secured Overnight Financing Rate, or SOFR, or the London Interbank Offered Rate, or LIBOR, which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to an alternate base rate (e.g., prime rate) or the Sterling Overnight Index Average, or SONIA. Most U.S. dollar LIBOR rates are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. In connection with the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language to address when LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.

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
The fair value of our investments as of June 30, 2023 and September 30, 2022 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of June 30, 2023, 90.3% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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
As of June 30, 2023, we held $3,135.6 million of investments at fair value, up from $2,494.1 million held at September 30, 2022, primarily driven by the growth in assets that resulted from the completion of the OSI2 Merger during the quarter ended March 31, 2023. As of June 30, 2023 and September 30, 2022, approximately 94.0% and 94.2%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2023, there were five investments on non-accrual status that in the aggregate represented 3.6% and 3.1% of total debt investments at cost and fair value, respectively. As of September 30, 2022, there were no investments on non-accrual status.
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
Excluding the investments acquired in connection with the OSI2 Merger, during the nine months ended June 30, 2023, we originated $625.1 million of investment commitments in 30 new and 14 existing portfolio companies and funded $621.3 million of investments.
During the nine months ended June 30, 2023, we received $527.5 million of proceeds from prepayments, exits, other paydowns and sales and exited 32 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2023	September 30, 2022
Cost:
Senior secured debt	87.59%	85.08%
Debt investments in the JVs	4.93	5.59
Preferred equity	3.02	3.26
Subordinated debt	1.68	2.57
LLC equity interests of the JVs	1.66	1.88
Common equity and warrants	1.12	1.62
Total	100.00%	100.00%

	June 30, 2023	September 30, 2022
Fair value:
Senior secured debt	88.48%	86.86%
Debt investments in the JVs	5.18	5.88
Preferred equity	2.94	3.19
Subordinated debt	1.66	2.28
LLC equity interests of the JVs	0.89	0.83
Common equity and warrants	0.85	0.96
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2023	September 30, 2022
Cost:
Application Software	16.98%	14.98%
Multi-Sector Holdings (1)	6.65	7.48
Data Processing & Outsourced Services	4.05	4.60
Health Care Technology	3.92	3.82
Biotechnology	3.86	4.20
Pharmaceuticals	3.69	4.83
Aerospace & Defense	3.36	2.37
Industrial Machinery & Supplies & Components	3.01	—
Broadline Retail	2.52	—
Health Care Services	2.35	2.24
Real Estate Operating Companies	2.32	1.82
Specialized Finance	2.10	3.09
Personal Care Products	2.08	—
Automotive Retail	1.97	2.26
Fertilizers & Agricultural Chemicals	1.96	1.88
Internet Services & Infrastructure	1.91	2.07
Health Care Distributors	1.88	2.18
Diversified Financial Services	1.87	—
Auto Parts & Equipment	1.85	0.48
Metal, Glass & Plastic Containers	1.76	—
Airport Services	1.70	1.65
Home Improvement Retail	1.67	1.75
Insurance Brokers	1.61	1.36
Diversified Metals & Mining	1.51	—
Leisure Facilities	1.50	1.52
Real Estate Services	1.36	1.54
Soft Drinks & Non-alcoholic Beverages	1.31	—
Diversified Support Services	1.30	1.45
Other Specialty Retail	1.27	—
Specialty Chemicals	1.16	1.43
Distributors	1.14	0.97
Integrated Telecommunication Services	1.02	1.32
Electrical Components & Equipment	0.98	1.29
Construction & Engineering	0.83	2.33
Environmental & Facilities Services	0.79	0.80
Advertising	0.78	1.08
Passenger Airlines	0.76	—
Oil & Gas Storage & Transportation	0.74	0.85
Home Furnishings	0.72	0.75
Gold	0.71	—
Systems Software	0.70	0.57
Health Care Equipment	0.68	0.93
Real Estate Development	0.59	—
Interactive Media & Services	0.58	—
Hotels, Resorts & Cruise Lines	0.52	0.53
Consumer Finance	0.50	0.55
Education Services	0.48	0.35
IT Consulting & Other Services	0.47	0.45
Restaurants	0.38	0.36
Movies & Entertainment	0.37	1.00
Health Care Supplies	0.35	1.39
Food Distributors	0.18	0.18
Apparel Retail	0.16	0.20
Air Freight & Logistics	0.15	0.28
Integrated Oil & Gas	0.15	0.19
Research & Consulting Services	0.15	0.35
Cable & Satellite	0.14	0.79
Other Specialized REITs	0.13	—
Paper & Plastic Packaging Products & Materials	0.10	—
Housewares & Specialties	0.09	0.09
Electronic Components	0.06	0.08
Leisure Products	0.06	—
Technology Distributors	0.03	0.12
Communications Equipment	0.03	—
Industrial Machinery	—	3.12
Internet & Direct Marketing Retail	—	2.59
Personal Products	—	2.03
Metal & Glass Containers	—	1.82
Soft Drinks	—	1.31
Other Diversified Financial Services	—	1.12
Oil & Gas Refining & Marketing	—	0.33
Trading Companies & Distributors	—	0.29
Apparel, Accessories & Luxury Goods	—	0.20
Specialized REITs	—	0.16
Diversified Banks	—	0.13
Construction Materials	—	0.09
Alternative Carriers	—	0.01
Total	100.00%	100.00%

	June 30, 2023	September 30, 2022
Fair value:
Application Software	17.38%	15.43%
Multi-Sector Holdings (1)	6.13	6.71
Biotechnology	4.09	4.35
Data Processing & Outsourced Services	3.97	4.46
Pharmaceuticals	3.71	4.79
Health Care Technology	3.69	3.90
Aerospace & Defense	3.55	2.48
Industrial Machinery & Supplies & Components	3.16	—
Broadline Retail	2.58	—
Real Estate Operating Companies	2.40	1.93
Specialized Finance	2.12	2.93
Fertilizers & Agricultural Chemicals	2.02	2.08
Internet Services & Infrastructure	2.00	2.16
Automotive Retail	1.99	2.31
Health Care Services	1.98	1.84
Diversified Financial Services	1.95	—
Personal Care Products	1.94	—
Auto Parts & Equipment	1.94	0.46
Health Care Distributors	1.92	2.19
Airport Services	1.76	1.72
Insurance Brokers	1.74	1.33
Home Improvement Retail	1.73	1.82
Diversified Metals & Mining	1.59	—
Leisure Facilities	1.50	1.57
Real Estate Services	1.41	1.59
Metal, Glass & Plastic Containers	1.40	—
Soft Drinks & Non-alcoholic Beverages	1.36	—
Other Specialty Retail	1.33	—
Diversified Support Services	1.32	1.47
Distributors	1.17	0.98
Electrical Components & Equipment	1.03	1.32
Specialty Chemicals	1.03	1.36
Integrated Telecommunication Services	0.99	1.29
Passenger Airlines	0.86	—
Construction & Engineering	0.86	2.45
Environmental & Facilities Services	0.81	0.83
Gold	0.74	—
Health Care Equipment	0.72	0.97
Systems Software	0.71	0.51
Oil & Gas Storage & Transportation	0.69	0.84
Home Furnishings	0.62	0.73
Real Estate Development	0.61	—
Interactive Media & Services	0.61	—
Advertising	0.60	1.08
Hotels, Resorts & Cruise Lines	0.55	0.56
Education Services	0.45	0.34
Consumer Finance	0.40	0.53
Restaurants	0.39	0.35
Movies & Entertainment	0.38	1.07
Health Care Supplies	0.36	1.47
IT Consulting & Other Services	0.36	0.34
Food Distributors	0.17	0.13
Apparel Retail	0.17	0.21
Integrated Oil & Gas	0.15	0.20
Cable & Satellite	0.15	0.78
Research & Consulting Services	0.15	0.34
Air Freight & Logistics	0.13	0.26
Other Specialized REITs	0.11	—
Paper & Plastic Packaging Products & Materials	0.10	—
Housewares & Specialties	0.09	0.10
Leisure Products	0.06	—
Electronic Components	0.06	0.08
Technology Distributors	0.03	0.12
Communications Equipment	0.03	—
Industrial Machinery	—	3.25
Internet & Direct Marketing Retail	—	2.82
Personal Products	—	2.01
Metal & Glass Containers	—	1.91
Soft Drinks	—	1.35
Other Diversified Financial Services	—	0.98
Oil & Gas Refining & Marketing	—	0.34
Trading Companies & Distributors	—	0.22
Diversified Banks	—	0.14
Specialized REITs	—	0.13
Construction Materials	—	0.08
Alternative Carriers	—	0.01
Total	100.00%	100.00%
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
As of June 30, 2023 and September 30, 2022, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of June 30, 2023, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of September 30, 2022, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of June 30, 2023, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I. During the nine months ended June 30, 2023, we contributed $16.4 million to fund additional SLF JV I Notes and approximately $5.5 million to fund additional LLC equity interests in SLF JV I. As of September 30, 2022, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of June 30, 2023. Both the cost and fair value of our SLF JV I Notes were $96.3 million as of September 30, 2022. We earned interest income of $3.4 million and $9.2 million on the SLF JV I Notes for the three and nine months ended June 30, 2023, respectively. We earned interest income of $1.9 million and $5.8 million on the SLF JV I Notes for the three and nine months ended June 30, 2022, respectively. As of June 30, 2023, the SLF JV I Notes bore interest at a rate of one-month LIBOR plus 7.00% per annum with a LIBOR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $28.0 million, respectively, as of June 30, 2023, and $49.3 million and $20.7 million, respectively, as of September 30, 2022. We earned $1.1 million and $3.2 million in dividend income for the three and nine months ended June 30, 2023, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $0.9 million and $2.0 million in dividend income for the three and nine months ended June 30, 2022, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Senior secured loans (1)	$350	$383,194
Weighted average interest rate on senior secured loans (2)	10.40%	8.33%
Number of borrowers in SLF JV I	52	60
Largest exposure to a single borrower (1)	$11,304	$10,093
Total of five largest loan exposures to borrowers (1)	$54,003	$48,139
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
As of June 30, 2023 and September 30, 2022, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of June 30, 2023 and September 30, 2022, of which $73.5 million was from us. As of June 30, 2023 and September 30, 2022, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of June 30, 2023 and September 30, 2022, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $50.0 million and $49.6 million, respectively, as of June 30, 2023. The cost and fair value of our aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. For the three and nine months ended June 30, 2023, our investment in the Glick JV Notes earned interest income of $1.8 million and $5.0 million, respectively. For the three and nine months ended June 30, 2022, our investment in the Glick JV Notes earned interest income of $1.2 million and $3.3 million, respectively. We did not earn any dividend income for the three and nine months ended June 30, 2023 and June 30, 2022 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Senior secured loans (1)	$123,126	$143,225
Weighted average current interest rate on senior secured loans (2)	10.66%	8.52%
Number of borrowers in the Glick JV	37	43
Largest loan exposure to a single borrower (1)	$6,313	$6,562
Total of five largest loan exposures to borrowers (1)	$28,457	$28,973
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
Comparison of three and nine months ended June 30, 2023 and June 30, 2022
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended June 30, 2023 and 2022 was $101.9 million and $63.1 million, respectively. For the three months ended June 30, 2023, this amount consisted of $99.3 million of interest income from portfolio investments (which included $4.0 million of PIK interest), $1.6 million of fee income and $1.1 million of dividend income. For the three months ended June 30, 2022, this amount consisted of $59.9 million of interest income from portfolio investments (which included $5.2 million of PIK interest), $2.3 million of fee income and $1.0 million of dividend income. The increase of $38.8 million, or 61.4%, in our total investment income for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was due primarily to a $39.4 million increase in interest income, which was primarily driven by the growth in assets that resulted from the completion of the OSI2 Merger during the prior quarter, new originations and the impact of higher reference rates on our floating rate investments. That was partially offset by a $0.7 million decrease in fee income primarily due to lower prepayment fees.
Total investment income for the nine months ended June 30, 2023 and 2022 was $277.4 million and $192.4 million, respectively. For the nine months ended June 30, 2023, this amount consisted of $268.3 million of interest income from portfolio investments (which included $14.2 million of PIK interest), $6.0 million of fee income and $3.2 million of dividend income. For the nine months ended June 30, 2022, this amount consisted of $181.7 million of interest income from portfolio investments (which included $14.5 million of PIK interest), $5.1 million of fee income and $5.6 million of dividend income. The increase of $85.0 million, or 44.2%, in our total investment income for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022, was due primarily to (1) a $86.5 million increase in interest income, which was primarily driven by the growth in assets that resulted from the completion of the OSI2 Merger during the quarter ended March 31, 2023, new originations and the impact of higher reference rates on our floating rate investments and (2) a $0.9 million increase in fee income primarily due to higher commitment fees and amendment fees. This was partially offset by a $2.4 million decrease in dividend income.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended June 30, 2023 and 2022 were $53.5 million and $22.8 million, respectively. Net expenses increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by $30.7 million, or 134.9%, primarily due to (1) a $18.9 million increase in interest expense due to higher borrowings outstanding and the impact of rising reference rates, (2) a $6.8 million of reversal of accrued Part II incentive fees in the prior period, (3) a $3.1 million increase in Part I incentive fees mainly due to higher total investment income, (4) a $1.4 million increase in base management fees as a result of a larger investment portfolio and (5) a $0.5 million increase in professional fees.
Net expenses (expenses net of fee waivers) for the nine months ended June 30, 2023 and 2022 were $144.1 million and $76.3 million, respectively. Net expenses increased for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022, by $67.8 million, or 88.9%, primarily due to (1) a $48.1 million increase in interest expense due to higher borrowings outstanding and the impact of rising reference rates, (2) a $6.6 million increase in Part I incentive fees mainly due to higher total investment income, (3) a $8.8 million of reversal of accrued Part II incentive fees in the prior period, (4) a $1.9 million increase in professional fees and (5) a $1.8 million increase in base management fees as a result of a larger investment portfolio.

Net Investment Income
Primarily as a result of the $38.8 million increase in total investment income and the $30.7 million increase in net expenses, net investment income for the three months ended June 30, 2023 increased by $8.0 million compared to the three months ended June 30, 2022.
Primarily as a result of the $85.0 million increase in total investment income, the $67.8 million increase in net expenses and a $3.3 million decrease in the provision for taxes on net investment income, net investment income for the nine months ended June 30, 2023 increased by $20.4 million compared to the nine months ended June 30, 2022.
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
During the three months ended June 30, 2023 and 2022, we recorded aggregate net realized gains (losses) of $(10.6) million and $9.2 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. During the nine months ended June 30, 2023 and 2022, we recorded aggregate net realized gains (losses) of $(19.9) million and $19.9 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2023 and 2022.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2023 and 2022, we recorded net unrealized depreciation of $1.0 million and $86.8 million, respectively. For the three months ended June 30, 2023, this consisted of $9.8 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on equity investments, partially offset by $5.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $4.6 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended June 30, 2022, this consisted of $66.8 million of net unrealized depreciation on debt investments, $17.9 million of net unrealized depreciation on equity investments, $1.6 million of net unrealized depreciation of foreign currency forward contracts and $0.4 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
During the nine months ended June 30, 2023 and 2022, we recorded net unrealized depreciation of $42.3 million and $118.4 million, respectively. For the nine months ended June 30, 2023, this consisted of $54.3 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $11.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $5.1 million of net unrealized appreciation on equity investments. For the nine months ended June 30, 2022, this consisted of $84.6 million of net unrealized depreciation on debt investments, $23.8 million of net unrealized depreciation on equity investments, $9.2 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.8 million of net unrealized depreciation of foreign currency forward contracts.
During the nine months ended June 30, 2023, unrealized depreciation included a one-time unrealized loss of $20.7 million that resulted solely from accounting adjustments related to the OSI2 Merger.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2023, we had $1,785.0 million in senior securities and our asset coverage ratio was 182.0%. During the year ended September 30, 2022, we increased our target debt to equity ratio from 0.85x to 1.0x to 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) to provide us with increased capacity to opportunistically deploy capital into the markets. As of June 30, 2023, our net debt to equity ratio was 1.14x.
For the nine months ended June 30, 2023, we experienced a net increase in cash and cash equivalents (including restricted cash) of $46.3 million. During that period, net cash used in operating activities was $15.0 million, primarily from funding $597.7 million of investments and $58.8 million of net increase in net receivables from unsettled transactions, partially offset by $521.2 million of principal payments and sale proceeds received, the cash activities related to $133.2 million of net investment income, $22.3 million of cash received in connection with the OSI2 merger and a $20.5 million decrease in due from portfolio companies. During the same period, net cash provided by financing activities was $61.0 million, primarily consisting of $210.0 million of net borrowings under the credit facilities, partially offset by $139.1 million of cash distributions paid to our stockholders.
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
As of June 30, 2023, we had $72.7 million in cash and cash equivalents (including $13.0 million of restricted cash), portfolio investments (at fair value) of $3.1 billion, $29.5 million of interest, dividends and fees receivable, $2.1 million of due from portfolio companies, $482.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $36.5 million of net receivables from unsettled transactions, $1,135.0 million of borrowings outstanding under our credit facilities and $605.1 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2023, our only off-balance sheet arrangements consisted of $274.4 million of unfunded commitments, which was comprised of $247.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. As of September 30, 2022, our only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of our portfolio companies and $49.0 million to provide financing to the JVs.
As of June 30, 2023, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility (as defined below), Citibank Facility (as defined below), OSI2 Citibank Facility (as defined below), our 3.500% notes due 2025, or the 2025 Notes, and our 2.700% notes due 2027, or the 2027 Notes:

	Debt Outstanding as of September 30, 2022	Debt Outstanding as of June 30, 2023	Weighted average debt outstanding for the nine months ended June 30, 2023	Maximum debt outstanding for the nine months ended June 30, 2023
Syndicated Facility	$540,000	$800,000	$710,018	$840,000
Citibank Facility	160,000	—	138,689	175,000
OSI2 Citibank Facility	—	335,000	141,355	355,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
Total debt	$1,350,000	$1,785,000	$1,640,062

The following table reflects our contractual obligations arising from the Syndicated Facility, OSI2 Citibank Facility, 2025 Notes and 2027 Notes:

	Payments due by period as of June 30, 2023
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$800,000	$—	$—	$800,000
Interest due on Syndicated Facility	287,144	57,587	115,174	114,383
OSI2 Citibank Facility	335,000	—	—	335,000
Interest due on OSI2 Citibank Facility	88,801	24,818	49,636	14,347
2025 Notes	300,000	—	300,000	—
Interest due on 2025 Notes	17,433	10,500	6,933	—
2027 Notes	350,000	—	—	350,000
Interest due on 2027 Notes (a)	85,910	24,214	48,428	13,268
Total	$2,264,288	$117,119	$520,171	$1,626,998
__________
(a) The interest due on the 2027 Notes was calculated net of the interest rate swap.
Equity Issuances
On January 23, 2023, in connection with the OSI2 Merger, we issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders.
During the three and nine months ended June 30, 2023, we issued an aggregate of zero and 94,879 shares of common stock, respectively, as part of the DRIP.
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

In connection with the "at the market" offering, we did not issue or sell any shares of common stock during the three and nine months ended June 30, 2023.
Distributions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2020. The distributions per share and shares issued under our DRIP information disclosed in this table for dates prior to January 23, 2023 have been retrospectively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	November 13, 2020	December 15, 2020	December 31, 2020	$0.33	$ 15.0 million	31,321	$ 0.5 million
Quarterly	January 29, 2021	March 15, 2021	March 31, 2021	0.36	16.4 million	27,234	0.5 million
Quarterly	April 30, 2021	June 15, 2021	June 30, 2021	0.39	22.9 million	25,660	0.5 million
Quarterly	July 30, 2021	September 15, 2021	September 30, 2021	0.435	25.5 million	28,358	0.6 million
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	0.465	27.2 million	35,990	0.8 million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5 million	34,804	0.8 million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4 million	43,676	0.9 million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51	30.2 million	51,181	1.0 million
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	0.54	32.0 million	53,369	1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million	41,510	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million	68,412	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3 million	57,279	1.1 million
 ______________
(1)Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021, March 31, 2022 and December 30, 2022. New shares were issued with respect to distributions paid on December 31, 2021, March 31, 2022 and December 30, 2022.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of June 30, 2023, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.218 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings on $1.035 billion of commitments will expire on June 23, 2027 and the maturity date was June 23, 2028, (iii) the period during which we may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iv) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

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

The following table describes significant financial covenants, as of June 30, 2023, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2023 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$768 million	$1,515 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.83:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.95:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,130 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of June 30, 2023 and September 30, 2022, we had $800.0 million and $540.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $800.0 million and $540.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.584% and 2.406% for the nine months ended June 30, 2023 and 2022, respectively. For the three and nine months ended June 30, 2023, we recorded interest expense (inclusive of fees) of $14.3 million and $37.4 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2022, we recorded interest expense (inclusive of fees) of $4.8 million and $12.6 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the Citibank Facility, with OCSL Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as the borrower, us, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. On May 25, 2023, in connection with an amendment to the OSI2 Citibank Facility, the Citibank Facility was terminated. In connection with the termination of the Citibank Facility, we accelerated $0.6 million of deferred financing costs into interest expense during the three months ended June 30, 2023.
As of September 30, 2022, we had $160.0 million outstanding under the Citibank Facility, which had a fair value of $160.0 million. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.762% and 2.563% for the nine months ended June 30, 2023 and June 30, 2022, respectively. For the three and nine months ended June 30, 2023, we recorded interest expense (inclusive of fees) of $2.4 million and $8.0 million, respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2022, we recorded interest expense (inclusive of fees) of $1.6 million and $3.5 million related to the Citibank Facility.

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
As of June 30, 2023, we were able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of June 30, 2023, the OSI2 Citibank Facility has a reinvestment period through May 25, 2025, during which advances may be made, and matures on January 26, 2027. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans and (b) for all other lenders under the OSI2 Citibank Facility, SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans, subject in all cases to a minimum overall rate of SOFR plus 2.50% per annum. After the reinvestment period, the applicable spread is 4.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of June 30, 2023, we had $335.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $335.0 million. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.275% for the period from January 23, 2023 to June 30, 2023. For three months ended June 30, 2023 and the period from January 23, 2023 to June 30, 2023, we recorded interest expense (inclusive of fees) of $4.9 million and $8.0 million, respectively, related to the OSI2 Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes and the 2027 Notes as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
($ in millions)	2025 Notes	2027 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$350.0
Unamortized financing costs	(1.2)	(2.7)	(1.8)	(3.2)
Unaccreted discount	(0.8)	(0.6)	(1.2)	(0.7)
Interest rate swap fair value adjustment	—	(39.6)	—	(42.0)
Net carrying value	$298.0	$307.1	$297.0	$304.1
Fair Value	$285.7	$302.3	$283.1	$294.0

The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and nine months ended June 30, 2023:

($ in millions)	2025 Notes		2027 Notes
	Three months ended June 30, 2023	Nine months ended June 30, 2023	Three months ended June 30, 2023	Nine months ended June 30, 2023
Coupon interest	$2.6	$7.9	$2.4	$7.1
Amortization of financing costs and discount	0.3	0.9	0.2	0.7
Effect of interest rate swap	—	—	3.7	9.4
Total interest expense	$2.9	$8.8	$6.3	$17.2
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	6.912%	6.274%
The below table presents the components of interest and other debt expenses related to the 2025 Notes and the 2027 Notes for the three and nine months ended June 30, 2022:

($ in millions)	2025 Notes		2027 Notes
	Three months ended June 30, 2022	Nine months ended June 30, 2022	Three months ended June 30, 2022	Nine months ended June 30, 2022
Coupon interest	$2.6	$7.9	$2.4	$7.1
Amortization of financing costs and discount	0.3	0.9	0.2	0.7
Effect of interest rate swap	—	—	(0.1)	(1.6)
Total interest expense	$2.9	$8.8	$2.5	$6.2
Coupon interest rate (net of effect of interest rate swap for 2027 Notes)	3.500%	3.500%	2.572%	2.069%

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
Recent Developments
Distribution Declaration
On July 28, 2023, our Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on September 29, 2023 to stockholders of record on September 15, 2023.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including SOFR, LIBOR, SONIA and prime rates, to the extent our debt investments include floating interest rates.
As of June 30, 2023, 86.0% of our debt investment portfolio (at fair value) and 85.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2022, 86.5% of our debt investment portfolio (at fair value) and 86.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2023 and September 30, 2022, was as follows:

	June 30, 2023		September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$230,265	9.0%	$228,186	11.1%
>0% and <1%	341,280	13.3%	388,458	19.0%
1%	1,525,626	59.3%	1,364,668	66.6%
>1%	474,287	18.4%	68,332	3.3%
Total Floating Rate Investments	$2,571,458	100.0%	$2,049,644	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$66,346	$(37,125)	$29,221
200	53,072	(29,700)	23,372
150	39,798	(22,275)	17,523
100	26,523	(14,850)	11,673
50	13,262	(7,425)	5,837

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(13,262)	$7,425	$(5,837)
100	(26,523)	14,850	(11,673)
150	(39,785)	22,275	(17,510)
200	(53,033)	29,700	(23,333)
250	(66,142)	37,125	(29,017)
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$5,193	$—	$5,262	$—
Prime rate	3,778	—	2,618	—
LIBOR
30 day	431,019	—	669,273	540,000
90 day (a)	535,860	350,000	928,978	510,000
180 day	18,060	—	199,301	—
EURIBOR
30 day	€29,985	—	€24,838	—
90 day	25,731	—	16,911	—
180 day	6,666	—	1,964	—
SOFR
30 day	$479,666	800,000	$50,099	—
90 day	1,108,422	335,000	190,799	—
180 day	10,519	—	18,390	—
SONIA	£53,250	—	£40,137	—
Fixed rate	$466,429	300,000	$341,749	300,000
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

10.1	Sixth Amendment to Loan and Security Agreement, dated as of May 25, 2023, by and among the Registrant, OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on May 30, 2023).

10.2	Amendment No. 6 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 23, 2023, by and among the Registrant, as borrower, the lenders party thereto and ING Capital LLC, as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on June 26, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: August 2, 2023