Form 10-K
period 2023-09-30
Oaktree Specialty Lending Corp
filed 2023-11-14
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2023 was $1,411.2 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded shares held by its current directors and officers. The registrant had 77,225,329 shares of common stock outstanding as of November 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2023

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
We are externally managed by Oaktree Fund Advisors, LLC, which we also refer to as “Oaktree” or our “Adviser,” pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree is an affiliate of Oaktree Capital Management, L.P., or OCM, the Company's external investment adviser from October 17, 2017 through May 3, 2020, and is under common control of Oaktree Capital Group, LLC, or OCG. In 2019, Brookfield Corporation (f/k/a Brookfield Asset Management Inc.), which we refer to as "Brookfield," acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator,” a subsidiary of OCM, provides certain administrative and other services necessary for us to operate.
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
Our portfolio totaled $2.9 billion at fair value as of September 30, 2023 and was composed of 143 portfolio companies. These included debt investments in 129 companies, equity investments in 42 companies and our investments in Senior Loan Fund JV I, LLC, or SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities, and OCSI Glick JV LLC, or the Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies. 30 of our equity investments were in companies in which we also had a debt investment. At fair value, 94.0% of our portfolio consisted of debt investments, including our debt investments in SLF JV I and Glick JV, and 86.5% of our portfolio consisted of senior secured loans as of September 30, 2023. The weighted average annual yield of our debt investments at fair value as of September 30, 2023, including the return on our debt investments in SLF JV I and Glick JV, was approximately 12.7%, including 11.2% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders. See “—Investments—SLF JV I” and “—Investments—Glick JV ” below for additional information regarding our investments in SLF JV I and Glick JV.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. We generally expect to target a long-term debt to equity ratio of 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding). As of September 30, 2023, we had a net debt to equity ratio of 1.01x (i.e., one dollar of equity for each $1.01 of debt outstanding). At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity.
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
On January 23, 2023, we acquired Oaktree Strategic Income II, Inc., or OSI2, pursuant to that certain Agreement and Plan of Merger, or the OSI2 Merger Agreement, dated as of September 14, 2022, by and among OSI2, us, Project Superior Merger Sub, Inc., our wholly owned subsidiary, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OSI2 Merger Agreement, OSI2 was merged with and into us in a two-step transaction, with us as the surviving company, or the OSI2 Merger and, together with the OCSI Merger, the Mergers.
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
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100 year history and approximately $850 billion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. OCG's founders, senior management and current and former employee-unitholders of OCG are able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and OCM is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser and its affiliates believe that their defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals, or the Investment Professionals, as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2023, our Adviser and its affiliates had more than 1,200 professionals in 21 cities and 16 countries, including a deep and broad credit platform drawing from more than 390 highly experienced investment professionals with significant origination, structuring and underwriting expertise. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of 38 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in the discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.

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
Environmental, Social and Corporate Governance
Oaktree takes account of environmental, social and corporate governance, or ESG, considerations as part of its investment process. In September 2019, Oaktree became a signatory to the Principles for Responsible Investment, or PRI. Oaktree believes that the tenets of the PRI are well-aligned with Oaktree’s mission of delivering superior investment results with risk under control, and complementary to—not in conflict with—its investment philosophy. Oaktree’s adoption of the PRI reflects broad-based support for incorporating environmental, social and corporate governance considerations when making investments. OCM’s ESG policy, or the ESG Policy, was first adopted and published in 2014, and since then Oaktree has continued to refine its approach. The firm recognizes that material ESG issues can directly impact investment performance. Accordingly, Oaktree’s Strategic Credit team follows Oaktree’s ESG Policy and regularly assesses ESG-related factors as part of the team’s investment process in a manner it believes is consistent with relevant regulatory requirements and its fiduciary obligations to maximize profits for its funds and accounts.
The ability of Oaktree’s Strategic Credit team to assess and influence material ESG issues varies by investment. Situations where Oaktree has access to full due diligence and where it obtains control allow Oaktree to better detect and address material ESG issues relative to situations where it may be limited to public information or have a non-controlling investment. In evaluating an existing or prospective investment, Oaktree’s Strategic Credit investment professionals generally seek to (a) identify material ESG issues that may affect the investment, (b) analyze the relative importance of, and risk posed by, any identified material ESG issue, (c) consider the costs and benefits of potential remedial measures, and (d) assess its ability to influence change to mitigate material ESG-related risks and/or meet relevant regulatory obligations. Based on the foregoing analysis, Oaktree may seek to foster change in some circumstances or even forgo investments in others. Oaktree’s Strategic Credit team seeks to, where possible, advance ESG practices through the interactions of its investment professionals with the management of existing and prospective portfolio companies and their advisers. Oaktree seeks to ensure that, where possible, portfolio company management appreciates the financial ramifications of such issues and has the benefit of Oaktree’s insight with respect to the approaches being taken across a wide variety of industries and companies.
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

•Emphasis on Proprietary Deals.  Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser and its affiliates are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser and its affiliates have invested more than $45 billion in over 650 directly originated loans, and the platform has the capacity to invest in large deals and to solely underwrite transactions.

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

•Disciplined Portfolio Management.  Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by diversifying portfolios across industry sectors and generally limiting positions to no more than 5% of our portfolio.

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

Opportunities in Public Markets. Certain factors may also drive opportunities for us in the public market and will allow us to leverage broader credit platform and decades of credit investing experience of Oaktree and its affiliates. These factors may include:

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
Source
Our Adviser has several resources for originating new opportunities that grant the Investment Professionals a comprehensive view of the actionable investment universe. From this universe, our Adviser can then select the most attractive opportunities for us. In addition to its dedicated group of sourcing professionals, our Adviser also leverages its strong global market presence and relationships with affiliates, advisers, sponsors, banks, management teams, capital-raising advisers, trading desks and other sources to gain access to opportunities that are consistent with our investment strategy. Our Adviser is a trusted partner to financial sponsors and management teams based on its best-in-class market reputation, relationship-based approach, long-term investment orientation and focus on lending across economic cycles. Our Adviser believes that this gives us access to proprietary deal flow and “first looks” at investment opportunities and that we are well-positioned for difficult and complex transactions.
Screen
We expect to be highly selective in making new investments. The initial screening process will typically include a review of the proposed capital structure of the prospective portfolio company, including level of assets or enterprise value coverage, an assessment by our Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, the target's performance against certain ESG considerations and a review of forecasted financial statements and liquidity profile. In addition, our Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research
Once the Investment Professionals have identified a potential investment opportunity and prior to making any new investment, our Adviser will complete an extensive due diligence process led by investment analysts assigned to each transaction. The analysts will examine various elements of the prospective investment to assess its risks and ensure that it meets our investment criteria and guidelines. Throughout the underwriting process, the analysts typically consider the following to evaluate the opportunity: the company’s management team, suite of products/services, competitive position in its markets, barriers to entry, valuation, operating and financial performance, organic and inorganic growth prospects, as well as the expansion potential of its markets. In performing this evaluation, the analysts may use financial, qualitative and other due diligence materials provided by the target company, commissioned third-party reports and internal sources, including our Adviser’s relationships derived from the Investment Professionals, industry participants and experts. As part of their research, our Adviser’s analysts will typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events to understand how the investment may perform under several different scenarios. Our

Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.
Decide
The Investment Professionals will propose investments along with all due diligence findings to an investment committee of the Adviser, or the Investment Committee. The Investment Committee is a collaborative and consensus-driven body that employs a rigorous process to weigh the merits and risks of each prospective investment, make investment decisions and appropriately size investments within the portfolio on our behalf. The Investment Committee generally strives for full consensus, but ultimately requires majority approval to move forward with an investment. No single committee member has veto rights for an investment. Investment Committee members are appointed and serve at the sole discretion of Armen Panossian.
Monitor
Risk management is our Adviser's utmost priority. In managing our portfolio, our Adviser monitors each portfolio company to be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.

Investments
Debt Investments
At fair value, 94.0% of our portfolio consisted of debt investments and 86.5% of our portfolio consisted of senior secured loans as of September 30, 2023. Our debt investments generally consist of the following:

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
SLF JV I
We and Kemper co-invest through SLF JV I, an unconsolidated Delaware limited liability company, or LLC. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2023, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of September 30, 2023, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional subordinated notes issued by SLF JV I, or the SLF JV I Notes, and approximately $3.3 million was to fund LLC equity interests in SLF JV I. Additionally, SLF JV I has a revolving credit facility with Bank of America, N.A., or the SLF JV I Facility, which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2023. Borrowings under the SLF JV I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. SLF JV I is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required). As of September 30, 2023, our investment in SLF JV I was approximately $141.5 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
Glick JV
On March 19, 2021, as a result of the consummation of the OCSI Merger, we became party to the LLC agreement of the Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. Approximately $84.0 million in aggregate commitments was funded to the Glick JV as of September 30, 2023, of which $73.5 million was from us. As of September 30, 2023, we had aggregate unfunded commitments to Glick JV of approximately $14.0 million, of which approximately $12.4 million was to fund additional subordinated notes issued by the Glick JV, or the Glick JV Notes, and approximately $1.6 million was to fund LLC equity interests in the Glick JV. The Glick JV has a revolving credit facility with Bank of America, N.A., or the Glick JV Facility, which permitted borrowings of up to $80.0 million (subject to borrowing base and other limitations) as of September 30, 2023. Borrowings under the Glick JV Facility are secured by all of the assets of a special purpose financing subsidiary of Glick JV. The Glick JV is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). As of September 30, 2023, our investment in the Glick JV was approximately $50.0 million at fair value. We do not consolidate Glick JV in our Consolidated Financial Statements.
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

Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement. The investment advisory agreement with Oaktree was amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger and on January 23, 2023 in connection with the closing of the OSI2 Merger. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree.
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature

(such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger and the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income.
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
Board Approval of the Investment Advisory Agreement
At the meeting held on November 8, 2023, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

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
Competition
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other Business Development Companies, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other Oaktree funds may have investment objectives that overlap with ours, which may result in us receiving no or limited allocations. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We may face increasing competition for investment opportunities, which could reduce returns and result in losses."
Staffing
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Investment Advisory Agreement.
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to Oaktree Gardens OLP, LLC, or OLPG, a private Business Development Company, and Oaktree Strategic Credit Fund, or OSCF, a continuously offered Business Development Company. All of our executive officers serve in substantially similar capacities for OLPG and OSCF, and one of our independent directors serves as an independent director of OSCF. OLPG and OSCF invest in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. Oaktree and its affiliates also manage or sub-advise other Business Development Companies, registered investment companies and private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OLPG, OSCF and us as well as other Business Development Companies, registered investment companies and private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders.
For example, the personnel of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts. Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for OLPG, OSCF or us or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
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
Election to be Taxed as a Regulated Investment Company

We have elected to be treated, and intend to operate in a manner so as to continuously qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our stockholders as dividends. Instead, dividends we distribute (or are deemed to distributed) generally will be taxable to stockholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to stockholders. We will be subject to U.S. federal corporate-level income tax on any undistributed income and gains. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute (or be deemed to distribute) to our stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses (determined without regard to the dividends paid deduction), or the Annual Distribution Requirement. Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable.

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We are subject to U.S. federal income tax at the regular U.S. corporate income tax rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute (or are deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, less certain reductions, as applicable, and on which we paid no U.S. federal income tax, in preceding years.
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
•at all times during each taxable year, have in effect an election to be treated as a Business Development Company under the Investment Company Act;

•derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income (including certain deemed inclusions) derived with respect to our business of investing in such stock, securities or foreign currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•diversify our holdings so that at the end of each quarter of the taxable year:

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
Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act described above and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to U.S. corporate-level income tax.
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
If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular U.S. corporate income tax rates without any deduction for distributions to stockholders, and distributions will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.
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
Code of Ethics
We have adopted a joint code of ethics with OLPG and OSCF pursuant to Rule 17j-1 under the Investment Company Act and we have also approved Oaktree’s code of ethics that was adopted by it under Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the applicable code’s requirements. The codes of ethics are available on the EDGAR Database on the SEC’s website at www.sec.gov and our code of ethics is available at the Investors: Corporate Governance portion of our website at www.oaktreespecialtylending.com.
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
•Changes in interest rates may affect our cost of capital and net investment income.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate, or SOFR, the federal funds rate or prime rate. Increases in interest rates have made and will continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
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
In addition, because we borrow to fund our investments, a portion of our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
Most U.S. dollar London Interbank Offered Rate, or LIBOR, loans are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOR. As of September 30, 2023, primarily all of our loan agreements with portfolio companies as well as our credit facilities and interest rate swap agreements either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate. The transition away from LIBOR to alternative reference rates has been complex and the transition of our remaining loan agreements with portfolio companies to a LIBOR replacement could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
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
In addition, the participation of the Investment Professionals in the valuation process could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the incentive fees earned by the Adviser are based, in part, on unrealized gains and losses.
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
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute (or be deemed to distribute) to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to U.S. federal income tax at the U.S. corporate income tax rate on such deemed distributions on behalf of our stockholders.
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
Our sustainability initiatives, specifically relating to ESG matters, may impose additional costs and expose us to emerging areas of risk.
Sustainability risk means an ESG event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of the investment, or Sustainability Risk. While Sustainability Risks are only some of the many factors the Adviser will consider in making an investment, there is no guarantee that Oaktree will successfully identify and mitigate all Sustainability Risks. The act of selecting and evaluating Sustainability Risks is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by Oaktree, its affiliates or a third-party ESG advisor will reflect the beliefs or values, internal policies or preferred practices of any particular stockholder or other asset managers or market trends. To the extent that Oaktree or a third-party advisor engages with underlying investments on sustainability-related and ESG-related practices, potential enhancements and risk mitigants, such steps may not achieve the desired financial results, or the market or society may not view any such changes as desirable. Successful engagement on the part of Oaktree will depend on Oaktree’s skill in properly identifying and analyzing Sustainability Risks and other factors (which may involve qualitative and subjective judgements) and their related value, together with the quality of the data provided in respect of the impact of Sustainability Risks in respect of the relevant investment and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of sustainability and ESG risks on an individual asset and on a portfolio as a whole depends on many factors, including the relevant industry, location, investment strategy, asset class and investment style. Sustainability Risks and ESG factors, issues and considerations do not apply in every instance or with respect to each investment held, or proposed to be made by us, and will vary greatly based on numerous criteria, including location, asset class, industry, investment strategy, and issuer-specific and investment-specific characteristics. Considering Sustainability Risks when evaluating an investment may result in the selection or exclusion of certain investments based on Oaktree’s view of certain sustainability-related and other factors and carries the risk that we may underperform compared to other funds that do not take sustainability-related factors into account. Although Oaktree considers the application of its sustainability framework to be an opportunity to enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its sustainability program, which depends in part on qualitative judgments, will positively impact the financial performance of any individual investment or us as a whole. In assessing a particular investment, Oaktree may be dependent upon information and data obtained through third parties that may be incomplete, inaccurate or unavailable, which could cause Oaktree to incorrectly identify, prioritize, assess or analyze the investment’s sustainability and ESG practices and/or Sustainability Risks and opportunities. Oaktree does not intend to independently verify certain of the sustainability and ESG-related information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. To the extent that Oaktree provides reports of material sustainability and ESG issues to investors, such reports will be based on Oaktree’s or the applicable investment management team’s sole and subjective determination of whether and how to report on whether any material sustainability or ESG issue has occurred in respect of an investment and Oaktree makes no representations that all Sustainability Risks or ESG issues will or should be discussed in such reports.
Sustainability-related practices differ by region, industry and issue and are evolving accordingly, and an investment’s sustainability-related practices or Oaktree’s assessment of such practices may change over time. Oaktree in certain circumstances could determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability and ESG initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to sustainability and ESG risk management, whether with respect to one or more individual Investments or to our portfolio generally.
We and/or our portfolio companies may be materially and adversely impacted by global climate change.
Global climate change is widely considered to be a significant threat to the global economy. Real estate and similar assets in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.
The market’s focus on climate change may not have a positive impact on our investments.
Financial resources and public and private investment into business activities seeking to address climate change, reduce emissions and promote adaptation to climate change-related impacts are increasing. While financial and non-financial benefits may flow from these types of investments, Oaktree cannot guarantee that such activities will improve the financial or environmental, social and governance-related performance of the investment, reduce emissions or promote adaptation to climate change-related impacts and Oaktree may also not find itself in a position to maximize opportunities presented by such business activities whether in respect of financial or non-financial returns.
We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. The information and technology systems of Oaktree, its affiliates, portfolio companies, issuers and service providers may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to our stockholders (and their beneficial owners) and material non-public information. Although Oaktree has implemented, and portfolio companies, issuers and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Oaktree does not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Oaktree, its affiliates, us, our stockholders and/or a portfolio company or issuer, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, even with sophisticated prevention and detection systems. This could potentially result in further harm and prevent such breaches from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Oaktree’s, its affiliates’, our and/or a portfolio company’s or issuer’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Oaktree and/or portfolio companies or issuers. We, Oaktree and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to our reputations, legal claims that we or our respective affiliates may be subjected to regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect our business and financial performance.
We and our portfolio companies will be subject to regulations related to privacy, data protection and information securities, and any failure to comply with these requirements could result in fines, sanctions or other penalties, which could have a material adverse effect on our business and our reputation.
The adoption, interpretation and application of consumer protection, data protection and/or privacy laws and regulations in the United States, Europe or other jurisdictions, or Privacy Laws, could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of Oaktree and us and/or our portfolio companies, and increase compliance costs and require the dedication of additional time and resources to compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and our performance. As Privacy Laws are implemented, interpreted and applied, compliance costs are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.
For example, California has passed the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, each of which broadly impacts businesses that handle various types of personal data. Such laws impose stringent legal and operational obligations on regulated businesses, as well as the potential for significant penalties. Other jurisdictions, including other U.S. states, already have, have proposed or are considering similar Privacy Laws, which impose, or could impose if enacted, similarly significant costs, potential liabilities and operational and legal obligations. Such Privacy Laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which could include Oaktree, the Adviser and us and/or our portfolio companies.
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in artificial intelligence and machine learning technology, or Machine Learning Technology, including OpenAI’s release of its ChatGPT application, pose risks to us, Oaktree and our portfolio investments. While Oaktree may utilize Machine Learning Technology in connection with its business activities, including investment activities, Oaktree intends to periodically evaluate and/or adjust internal policies governing use of Machine Learning Technology by its personnel. Notwithstanding any such policies, Oaktree personnel, portfolio managers, senior executives, Industry Specialists and other associated persons of Oaktree or any affiliates of Oaktree could, unbeknownst to Oaktree, utilize Machine Learning Technology in contravention of such policies. We, Oaktree and our portfolio investments could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to Oaktree, also use Machine Learning Technology in their business activities. Oaktree will not be in a position to control the use of Machine Learning Technology in third-party products or services, including those provided by Oaktree’s and its affiliates service providers.
Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including material non-public information)—either by third parties in contravention of non-disclosure agreements, or by Oaktree personnel or the aforementioned Oaktree advisors and affiliates in contravention of Oaktree’s policies, contractual or other obligations or restrictions to which any of the foregoing or any of their affiliates or representatives are subject, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information) —into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.
Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that we, Oaktree or our portfolio investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on us, Oaktree or our portfolio investments. Conversely, to the extent competitors of Oaktree and its portfolio companies utilize Machine Learning Technology more extensively than Oaktree and its portfolio companies, there is a possibility that such competitors will gain a competitive advantage.
Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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

There may be conflicts of interest related to obligations that Oaktree’s senior management and investment team have to Other Oaktree Funds.
Actual and potential conflicts between Oaktree and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages or sub-advises other funds and accounts, or collectively, the Other Oaktree Funds, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. Many of the investments targeted by us will be appropriate for certain Other Oaktree Funds, and in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for an Other Oaktree Fund, and vice versa. Many of the investments targeted by us may be appropriate for Other Oaktree Funds within those strategies. Our stockholders have no ability to challenge such allocation. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees or incentive allocations and fees and liquidity provisions may differ significantly between us and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.
In addition, there are potential conflicts of interests between the interests of us and our stockholders, on the one hand, and the business interests of Oaktree, on the other hand. Potential conflicts of interests include, but are not limited to, the fact that Oaktree serves as our investment adviser. If any matter arises that Oaktree determines in its good faith judgment constitutes an actual conflict of interest, Oaktree may take such actions as may be necessary or appropriate to prevent or reduce the conflict.
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OLPG, a private Business Development Company, and OSCF, a continuously offered Business Development Company. All of our executive officers serve in substantially similar capacities for OLPG, and one of our independent directors serves as an independent director of OSCF. OLPG and OSCF invest in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. Oaktree and its affiliates also manage or sub-advise other Business Development Companies, registered investment companies and private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OLPG, OSCF and us as well as other Business Development Companies and Other Oaktree Funds. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders. An investment in us is not an investment in any of these other entities.

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

Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for OLPG, OSCF or us or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
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

In addition, we may make investments in different parts of the capital structure of companies in which Other Oaktree Funds already hold an investment. Generally speaking, Oaktree expects that we will make such investments only when, at the time of investment, Oaktree believes such investment is in our best interests and either the possibility of actual adversity is remote, our investment is small and non-controlling or the Adviser believes that such investment is appropriate for us in light of the particular circumstances, notwithstanding the potential for conflict. If any conflict were to arise, however, Oaktree will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing us to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting certain Other Oaktree Funds, and not us. Given that we generally intend to invest higher in the capital structure, it is likely we will remain passive in the event of a conflict, meaning that we must rely on other investors holding the same types of securities or obligations to advocate on behalf of our class. Oaktree has no obligation to advise these other holders of any potential claims they may have of which Oaktree may be aware or to consider their interests when advocating on behalf of the Other Oaktree Funds that hold investments in lower parts of the capital structure.

Under certain circumstances, we potentially will be offered an opportunity to make an investment in a transaction in which one or more Other Oaktree Funds is expected to make an investment, or in a company in which one or more Other Oaktree Funds already has made, or concurrently will make, an investment. The Investment Company Act and the exemptive relief also impose restrictions on our ability to participate in certain transactions with other Oaktree Funds. As a result, we and the Other Oaktree Fund potentially will have conflicting interests in negotiating the terms of such investments. In negotiating the purchase of such investments, the nature of the covenants, and other terms and conditions of such securities, the Other Oaktree Funds potentially will have interests that conflict with ours. In that regard, subject to the requirements of the Investment Company Act and the exemptive relief, actions may be taken for the Other Oaktree Funds that are adverse to us. Such conflicts also have the potential to arise in the negotiations of amendments or waivers or in a workout or bankruptcy. It is possible that in a bankruptcy proceeding, our interests would be subordinated or otherwise adversely affected by virtue of such Other Oaktree Funds’ involvement and actions relating to its investment. Oaktree will seek to manage such conflicts in good faith and in a manner it believes is consistent with its duties to us and the Other Oaktree Funds and under the Investment Company Act and the exemptive relief, if applicable.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders and/or issuing unsecured notes, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our credit facilities and unsecured notes. On November 30, 2017, we entered into a Senior Secured Revolving Credit Agreement, or as amended and/or restated from time to time, the Syndicated Facility, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. On January 23, 2023, we became party to a revolving credit facility, or as amended and/or restated from time to time, the OSI2 Citibank Facility, with OSI 2 Senior Lending SPV, LLC, or OSI 2 SPV, our wholly-owned and consolidated subsidiary, as the borrower, us, as collateral manager, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent. In addition, we have three series of unsecured notes outstanding: our 3.500% notes due 2025, or the 2025 Notes, our 2.700% notes due 2027, or the 2027 Notes, and our 7.100% Notes due 2029, or the 2029 Notes. We may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2023, we had $710.0 million of outstanding indebtedness under our credit facilities, $300.0 million of outstanding 2025 Notes, $350.0 million of outstanding 2027 Notes and $300.0 million of outstanding 2029 Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2023 was 7.0% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2023 total assets of at least 3.70%. If we are unable to meet the financial obligations under our credit facilities, the lenders under such credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2025 Notes, 2027 Notes or 2029 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

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

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-28.18%	-17.90%	-7.61%	2.67%	12.95%

For purposes of this table, we have assumed $3,116.5 million in total assets (less all liabilities and indebtedness not represented by senior securities), $1,660.0 million in debt outstanding, $1,515.8 million in net assets as of September 30, 2023, and a weighted average interest rate of 7.0% as of September 30, 2023 (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). Actual interest payments may be different.

Substantially all of our assets are subject to security interests under our credit facilities and if we default on our obligations under any such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of September 30, 2023, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute (or be demed to distribute) to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to U.S. federal income tax at the U.S. corporate income tax rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Because we will continue to need capital to grow our investment portfolio, these limitations together with the asset coverage requirements applicable to us may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

To maintain our tax status as a RIC and be relieved of U.S. federal taxes on income and gains distributed (or be deemed distributed) to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

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

For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as OID or certain income accruals on contingent payment debt instruments, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such OID is generally required to be included in income before we receive any corresponding cash payments. In addition, our loans typically contain PIK interest provisions. Any PIK interest, computed at the contractual rate specified in each loan agreement, is generally required to be added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash. To avoid the imposition of corporate-level tax on us, this non-cash source of income may need to be distributed (or deemed distributed) to our stockholders in cash or, in the event that we determine to do so, in shares of our common stock, even though we may have not yet collected and may never collect the cash relating to such income.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to be relieved of corporate-level U.S. federal taxes on income and gains distributed (or deemed distributed) to our stockholders. Accordingly, we may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the Annual Distribution Requirement and thus become subject to corporate-level U.S. federal income tax.

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
As of September 30, 2023, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
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
The Investment Company Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is stockholder approval, within one year prior, of any such sales of common stock. On March 17, 2023, our stockholders approved a proposal to authorize us, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share, provided that the number of shares issued does not exceed 25% of our then outstanding common stock. Such authorization will expire on March 16, 2024, but we expect to seek similar authorizations from our stockholders in the future. Any decision to sell common stock at a price below its then current net asset value will be subject to the determination by the Board of Directors that such issuance is in our and our stockholders’ best interests. If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sales price and the net asset value per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10% of our common stock at a 5% discount from net asset value, an existing stockholder who did not participate in that offering for its proportionate interest would suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

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
The 2025 Notes, the 2027 Notes and the 2029 Notes, which we refer to collectively as the "Notes", are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2023, we had $710 million of outstanding borrowings under our credit facilities, all of which is secured.
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
Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2023, our subsidiaries had $280.0 million of outstanding borrowings under the OSI2 Citibank Facility, all of which is structurally senior to the Notes.

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

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2022
First quarter	$22.03	$22.86	$21.09	3.8%	(4.3)%	$0.465
Second quarter	$21.79	$23.43	$21.39	7.5%	(1.8)%	$0.480
Third quarter	$20.67	$22.83	$18.60	10.4%	(10.0)%	$0.495
Fourth quarter	$20.38	$21.75	$17.61	6.7%	(13.6)%	$0.510
Year ended September 30, 2023
First quarter	$19.63	$21.69	$17.58	10.5%	(10.4)%	$0.960
Second quarter	$19.66	$21.48	$17.70	9.3%	(10.0)%	$0.550
Third quarter	$19.58	$20.05	$17.99	2.4%	(8.1)%	$0.550
Fourth quarter	$19.63	$20.71	$19.24	5.5%	(2.0)%	$0.550
Year ending September 30, 2024
First quarter (through November 10, 2023)	*	$20.17	$18.41	*	*	$0.620 (4)
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
(4)On November 8, 2023, our Board of Directors declared a quarterly distribution of $0.55 per share payable on December 29, 2023 to stockholders of record on December 15, 2023. On November 8, 2023, our Board of Directors also declared a special distribution of $0.07 per share payable on December 29, 2023 to stockholders of record on December 15, 2023.
The last reported price for our common stock on November 10, 2023 was $19.73 per share, which represented a 0.5% premium to our NAV as of September 30, 2023. As of November 10, 2023, we had 54 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2023.
Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Financial Services Index and the S&P BDC Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2018 and its relative performance is tracked through

September 30, 2023. The stock performance graph shows returns during management by Oaktree and its affiliates for the period from September 30, 2018 through September 30, 2023.

	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021	September 30, 2022	September 30, 2023
Oaktree Specialty Lending Corporation	$100.00	$112.60	$114.41	$180.45	$168.51	$214.73
S&P 500	$100.00	$104.25	$120.05	$156.07	$131.92	$160.44
S&P BDC Index	$100.00	$107.68	$86.43	$133.39	$113.61	$152.70
Russell 2000 Financial Services	$100.00	$98.65	$75.91	$125.89	$106.72	$102.56

Stock Repurchase Program
We did not repurchase shares of our common stock during the years ended September 30, 2023 and 2022.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	Up to $15	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	3.03%	(5)
Incentive fees (17.5%)	2.52%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	8.26%	(7)
Other expenses	0.77%	(8)
Acquired fund fees and expenses	1.62%	(9)
Total annual expenses	16.20%	(10)
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
(5)Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of our total gross assets at the end of each quarter, including any investments made with borrowings, but excluding cash and cash equivalents; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the value of our total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents, that exceeds the product of (i) 200% (calculated in accordance with the Investment Company Act and giving effect to exemptive relief we have received with respect to debentures issued by a small business investment company subsidiary) and (ii) our net assets. For purposes of this table, we have assumed $3.1 billion of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2023 and does not reflect the waiver by Oaktree of certain base management fees following completion of the Mergers. The base management fee net of such waiver would be 2.77% of net assets attributable to common stock. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee.”
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

Under the Investment Advisory Agreement, the second part of the incentive fee (the “capital gains incentive fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee” for additional information. The incentive fee referenced in the table above is based on actual amounts of the incentive fee on income incurred during the three months ended September 30, 2023 annualized for a full year and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2023.

(7)“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as (1) the weighted average interest rate in effect as of September 30, 2023 multiplied by the actual debt outstanding as of September 30, 2023 of $1,660.0 million plus (2) unused fees and the expected amortization of deferred financing costs and discounts based on the unamortized financing costs and discounts as of September 30, 2023. The weighted average interest rate for our borrowings as of September 30, 2023 was 7.0% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.
(8)“Other expenses” are based on estimated amounts for the current fiscal year. These expenses include certain expenses allocated to us under the Investment Advisory Agreement, including travel expenses incurred by the Adviser’s personnel in connection with investigating and monitoring our investments, such as investment due diligence and payments made under the Administration Agreement for the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement.
(9)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be an investment company under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act ("Acquired Funds") in which we invest. This amount includes the annual expenses of SLF JV I and the Glick JV, which we refer to collectively as the "JVs". There are no fees paid by the JVs to the Adviser. See Note 3 to our Consolidated Financial Statements in this Form 10-K for more information on the JVs. The annual expenses of the JVs include interest payments on the subordinated notes held by Kemper and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, as applicable, which represented 11.4% of such expenses, and exclude interest payments on the subordinated notes held by us.
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

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$130	$376	$600	$1,075
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$139	$396	$628	$1,107
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee based on pre-incentive fee net investment income under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger a greater incentive fee, our expenses, and returns to our investors, would be higher. For purposes of this example, we have assumed that as of October 1, 2022, the sum of our realized capital losses and unrealized capital depreciation on a cumulative basis since October 1, 2018 equaled zero. In addition, while the example assumes reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the cash distribution payable to a participant by either (i) the greater of (a) the current NAV per share of our common stock and (b) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our Board of Directors in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below NAV.

Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2023(6)	Year ended September 30, 2022(6)	Year ended September 30, 2021(6)	Year ended September 30, 2020(6)	Year ended September 30, 2019(6)
Net asset value per share at beginning of period	$20.38	$21.84	$19.47	$19.81	$18.26
Net investment income (1)	2.51	2.45	1.80	1.53	1.45
Net unrealized appreciation (depreciation) (1)(7)	(0.17)	(2.23)	2.19	(0.44)	0.82
Net realized gains (losses) (1)	(0.46)	0.28	0.49	(0.30)	0.44
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	(0.02)	(0.01)	(0.02)	0.04	(0.02)
Distributions of net investment income to stockholders	(2.61)	(1.95)	(1.52)	(1.17)	(1.14)
Issuance of common stock	—	—	(0.57)	—	—
Net asset value per share at end of period	$19.63	$20.38	$21.84	$19.47	$19.81
Per share market value at beginning of period	$18.00	$21.18	$14.52	$15.54	$14.88
Per share market value at end of period	$20.12	$18.00	$21.18	$14.52	$15.54
Total return (2)	27.30%	(6.71)%	57.61%	2.10%	12.56%
Common shares outstanding at beginning of period	61,125	60,120	46,987	46,987	46,987
Common shares outstanding at end of period	77,225	61,125	60,120	46,987	46,987
Net assets at beginning of period	$1,245,563	$1,312,823	$914,879	$930,630	$858,035
Net assets at end of period	$1,515,764	$1,245,563	$1,312,823	$914,879	$930,630
Average net assets (3)	$1,437,728	$1,308,518	$1,150,662	$871,305	$909,264
Ratio of net investment income to average net assets (3)	12.57%	11.36%	8.44%	8.26%	7.47%
Ratio of total expenses to average net assets (3)	14.19%	8.68%	9.65%	7.57%	9.65%
Ratio of net expenses to average net assets (3)	13.81%	8.45%	9.51%	8.16%	8.78%
Ratio of portfolio turnover to average investments at fair value	26.12%	26.99%	39.66%	38.99%	32.50%
Weighted average outstanding debt (4)	$1,659,701	$1,361,151	$964,390	$647,080	$573,891
Average debt per share (1)	$23.01	$22.41	$17.85	$13.77	$12.21
Asset coverage ratio at end of period (5)	187.74%	188.64%	201.68%	227.22%	294.91%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the our DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,660.0 million, $1,350.0 million, $1,280.0 million, $714.8 million and $476.1 million as of September 30, 2023, 2022, 2021, 2020 and 2019, respectively.
(6)
The share and per share information disclosed in this table has been retrospectively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(7)	For the year ended September 30, 2023, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OSI2 Merger. For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OCSI Merger.

	Year ended September 30, 2018 (1)(7)	Year ended September 30, 2017 (7)	Year ended September 30, 2016 (7)	Year Ended September 30, 2015 (7)	Year Ended September 30, 2014 (7)
Net asset value at beginning of period	$18.47	$23.92	$27.01	$28.93	$29.54
Net investment income (5)	1.28	1.54	2.17	2.25	3.01
Net unrealized appreciation (depreciation) (5)	2.17	(2.09)	(0.97)	(1.39)	(0.67)
Net realized gains (losses) (5)	(2.47)	(3.64)	(2.55)	(0.56)	0.05
Distributions of net investment income to stockholders	(0.81)	(1.41)	(2.01)	(2.37)	(2.82)
Tax return of capital	(0.38)	—	(0.15)	—	(0.18)
Net issuance/repurchase of common stock	—	0.15	0.42	0.15	—
Net asset value at end of period	$18.26	$18.47	$23.92	$27.01	$28.93
Per share market value at beginning of period	$16.41	$17.43	$18.51	$27.54	$30.87
Per share market value at end of period	$14.88	$16.41	$17.43	$18.51	$27.54
Total return (2)	(1.49)%	2.84%	7.02%	(27.18)%	(0.97)%
Common shares outstanding at beginning of period	46,987	47,753	50,088	51,113	46,347
Common shares outstanding at end of period	46,987	46,987	47,753	50,088	51,113
Net assets at beginning of period	$867,657	$1,142,288	$1,353,094	$1,478,475	$1,368,872
Net assets at end of period	$858,035	$867,657	$1,142,288	$1,353,094	$1,478,475
Average net assets (3)	$841,583	$1,018,498	$1,229,639	$1,413,357	$1,393,635
Ratio of net investment income to average net assets (3)	7.13%	7.13%	8.68%	8.13%	10.23%
Ratio of total expenses to average net assets (3)	9.51%	10.49%	13.09%	10.69%	10.91%
Ratio of net expenses to average net assets (3)	9.35%	10.35%	11.48%	10.65%	10.86%
Ratio of portfolio turnover to average investments at fair value	67.66%	39.06%	23.39%	23.02%	25.50%
Weighted average outstanding debt (4)	$608,553	$982,372	$1,190,105	$1,228,413	$1,110,021
Average debt per share (5)	$12.95	$20.84	$24.22	$24.06	$23.45
Asset coverage ratio at end of period (6)	232.98%	227.40%	220.84%	238.95%	259.50%
 __________

(1)	Beginning on October 17, 2017, we are externally managed by Oaktree or its affiliates. Prior to October 17, 2017, we were externally managed by the Fifth Street Management LLC.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.
(6)	Based on outstanding senior securities of $643.4 million, $680.7 million, $946.5 million, $975.3 million and $928.4 million as of September 30, 2018, 2017, 2016, 2015 and 2014, respectively.
(7)
The share and per share information disclosed in this table has been retrospectively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

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
•the ability of Oaktree to implement Oaktree's future plans with respect to our business and to achieve our investment objective;
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
•the cost or potential outcome of any litigation to which we may be a party, and
•the impact of current global economic conditions, including those caused by inflation, a rising interest rate environment and geopolitical events or all of the foregoing.
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
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by inflation and a rising interest rate environment;
•risks associated with a possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
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
In the current market environment, Oaktree intends to focus on the following area, in which Oaktree believes there is less competition and thus potential for greater returns, for our new investment opportunities: (1) situational lending, which we define to include directly originated loans to non-sponsor companies that are hard to understand and value using traditional underwriting techniques, (2) select sponsor lending, which we define to include financing to support leveraged buyouts of companies with specialized sponsors that have expertise in certain industries, (3) stressed sector and rescue lending, which we define to include opportunistic private loans in industries experiencing stress or limited access to capital and (4) public credit, where we seek discounted, high quality public debt investments particularly in times of market dislocation.

On March 19, 2021, we acquired OCSI pursuant to the OCSI Merger Agreement. Pursuant to the OCSI Merger Agreement, OCSI was merged with and into us in a two-step transaction with us as the surviving company.

On January 23, 2023, we acquired OSI2 pursuant to the OSI2 Merger Agreement. Pursuant to the OSI2 Merger Agreement, OSI2 was merged with and into us in a two-step transaction with us as the surviving company.

Business Environment and Developments

Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflicts in Ukraine and Israel have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
As of September 30, 2023, 86.2% of our debt investment portfolio (at fair value) and 86.4% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to SOFR, which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to an alternate base rate (e.g., prime rate), the Sterling Overnight Index Average, or SONIA, or LIBOR. Most U.S. dollar LIBOR rates are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. As of September 30, 2023, primarily all of our loan agreements with portfolio companies as well as our credit facilities and interest rate swap agreements either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

Critical Accounting Estimates
Fair Value Measurements
Oaktree, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
The fair value of our investments as of September 30, 2023 and September 30, 2022 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of September 30, 2023, 93.2%

of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, Oaktree's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to these uncertainties, Oaktree's fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
As of September 30, 2023, we held $2,892.4 million of investments at fair value, up from $2,494.1 million held at September 30, 2022, primarily driven by the growth in assets that resulted from the completion of the OSI2 Merger during the quarter ended March 31, 2023. As of September 30, 2023 and September 30, 2022, approximately 89.9% and 94.2%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Some of our investments provide for deferred interest payments or PIK interest income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of OID is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2023, there were four investments on non-accrual status that in the aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively. As of September 30, 2022, there were no investments on non-accrual status.
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
Excluding the investments acquired in connection with the OSI2 Merger, during the year ended September 30, 2023, we originated $712.6 million of investment commitments in 33 new and 17 existing portfolio companies and funded $738.4 million of investments.
During the year ended September 30, 2023, we received $891.8 million of proceeds from prepayments, exits, other paydowns and sales and exited 48 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2023	September 30, 2022
Cost:
Senior secured debt	85.24%	85.08%
Debt investments in the JVs	5.35	5.59
Preferred equity	3.27	3.26
Common equity and warrants	2.37	1.62
Subordinated debt	1.97	2.57
LLC equity interests of the JVs	1.80	1.88
Total	100.00%	100.00%

	September 30, 2023	September 30, 2022
Fair value:
Senior secured debt	86.47%	86.86%
Debt investments in the JVs	5.62	5.88
Preferred equity	2.98	3.19
Common equity and warrants	2.00	0.96
Subordinated debt	1.93	2.28
LLC equity interests of the JVs	1.00	0.83
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2023	September 30, 2022
Cost:
Application Software	15.39%	14.98%
Multi-Sector Holdings (1)	7.21	7.48
Data Processing & Outsourced Services	4.38	4.60
Biotechnology	4.15	4.20
Health Care Technology	3.51	3.82
Industrial Machinery & Supplies & Components	3.27	3.12
Pharmaceuticals	2.79	4.83
Real Estate Operating Companies	2.75	1.82
Broadline Retail	2.74	2.59
Health Care Services	2.68	2.24
Specialized Finance	2.40	3.09
Personal Care Products	2.24	2.03
Fertilizers & Agricultural Chemicals	2.13	1.88
Environmental & Facilities Services	2.07	0.80
Health Care Distributors	2.04	2.18
Diversified Financial Services	2.03	1.12
Internet Services & Infrastructure	2.00	2.07
Automotive Retail	1.89	2.26
Airport Services	1.84	1.65
Metal, Glass & Plastic Containers	1.82	1.82
Home Improvement Retail	1.78	1.75
Insurance Brokers	1.74	1.36
Aerospace & Defense	1.70	2.37
Diversified Metals & Mining	1.64	—
Auto Parts & Equipment	1.59	0.48
Real Estate Services	1.47	1.54
Soft Drinks & Non-alcoholic Beverages	1.40	—
Other Specialty Retail	1.35	—
Leisure Facilities	1.28	1.52
Specialty Chemicals	1.27	1.43
Distributors	1.24	0.97
Electrical Components & Equipment	1.07	1.29
Advertising	0.84	1.08
Passenger Airlines	0.82	—
Real Estate Development	0.79	—
Home Furnishings	0.78	0.75
Diversified Support Services	0.77	1.45
Gold	0.77	—
Systems Software	0.76	0.57
Health Care Equipment	0.74	0.93
Construction & Engineering	0.73	2.33
Oil & Gas Storage & Transportation	0.72	0.85
Interactive Media & Services	0.62	—
Integrated Telecommunication Services	0.62	1.32
Hotels, Resorts & Cruise Lines	0.56	0.53
Consumer Finance	0.54	0.55
Education Services	0.46	0.35
Restaurants	0.41	0.36
Movies & Entertainment	0.40	1.00
Health Care Supplies	0.38	1.39
Food Distributors	0.19	0.18
Apparel Retail	0.16	0.20
Air Freight & Logistics	0.16	0.28
Integrated Oil & Gas	0.16	0.19
Research & Consulting Services	0.16	0.35
Cable & Satellite	0.15	0.79
Other Specialized REITs	0.14	—
Paper & Plastic Packaging Products & Materials	0.11	—
Housewares & Specialties	0.10	0.09
Leisure Products	0.07	—
Technology Distributors	0.03	0.12
Soft Drinks	—	1.31
IT Consulting & Other Services	—	0.45
Oil & Gas Refining & Marketing	—	0.33
Trading Companies & Distributors	—	0.29
Apparel, Accessories & Luxury Goods	—	0.20
Specialized REITs	—	0.16
Diversified Banks	—	0.13
Construction Materials	—	0.09
Electronic Components	—	0.08
Alternative Carriers	—	0.01
Total	100.00%	100.00%

	September 30, 2023	September 30, 2022
Fair value:
Application Software	15.73%	15.43%
Multi-Sector Holdings (1)	6.69	6.71
Biotechnology	4.35	4.35
Data Processing & Outsourced Services	4.33	4.46
Industrial Machinery & Supplies & Components	3.40	3.25
Health Care Technology	3.30	3.90
Real Estate Operating Companies	2.85	1.93
Pharmaceuticals	2.78	4.79
Specialized Finance	2.41	2.93
Broadline Retail	2.39	2.82
Health Care Services	2.31	1.84
Fertilizers & Agricultural Chemicals	2.18	2.08
Environmental & Facilities Services	2.16	0.83
Health Care Distributors	2.10	2.19
Internet Services & Infrastructure	2.09	2.16
Diversified Financial Services	2.07	0.98
Personal Care Products	2.07	2.01
Automotive Retail	1.93	2.31
Airport Services	1.88	1.72
Metal, Glass & Plastic Containers	1.85	1.91
Home Improvement Retail	1.84	1.82
Insurance Brokers	1.83	1.33
Aerospace & Defense	1.79	2.48
Diversified Metals & Mining	1.72	—
Auto Parts & Equipment	1.70	0.46
Real Estate Services	1.52	1.59
Soft Drinks & Non-alcoholic Beverages	1.47	—
Other Specialty Retail	1.42	—
Specialty Chemicals	1.34	1.36
Distributors	1.29	0.98
Leisure Facilities	1.28	1.57
Electrical Components & Equipment	1.13	1.32
Passenger Airlines	0.95	—
Real Estate Development	0.82	—
Diversified Support Services	0.81	1.47
Gold	0.81	—
Health Care Equipment	0.78	0.97
Systems Software	0.76	0.51
Construction & Engineering	0.76	2.45
Home Furnishings	0.69	0.73
Interactive Media & Services	0.66	—
Hotels, Resorts & Cruise Lines	0.59	0.56
Integrated Telecommunication Services	0.57	1.29
Oil & Gas Storage & Transportation	0.55	0.84
Consumer Finance	0.52	0.53
Education Services	0.47	0.34
Restaurants	0.43	0.35
Advertising	0.41	1.08
Movies & Entertainment	0.41	1.07
Health Care Supplies	0.39	1.47
Food Distributors	0.18	0.13
Apparel Retail	0.17	0.21
Research & Consulting Services	0.17	0.34
Integrated Oil & Gas	0.17	0.20
Cable & Satellite	0.16	0.78
Air Freight & Logistics	0.15	0.26
Other Specialized REITs	0.11	—
Paper & Plastic Packaging Products & Materials	0.11	—
Housewares & Specialties	0.10	0.10
Leisure Products	0.07	—
Technology Distributors	0.03	0.12
Soft Drinks	—	1.35
Oil & Gas Refining & Marketing	—	0.34
IT Consulting & Other Services	—	0.34
Trading Companies & Distributors	—	0.22
Diversified Banks	—	0.14
Specialized REITs	—	0.13
Construction Materials	—	0.08
Electronic Components	—	0.08
Alternative Carriers	—	0.01
Total	100.00%	100.00%
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
As of September 30, 2023 and September 30, 2022, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of September 30, 2023, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of September 30, 2022, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2023, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I. During the year ended September 30, 2023, we contributed $16.4 million to fund additional SLF JV I Notes and approximately $5.5 million to fund additional LLC equity interests in SLF JV I. As of September 30, 2022, we had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of September 30, 2023. Both the cost and fair value of our SLF JV I Notes were $96.3 million as of September 30, 2022. We earned interest income of $12.7 million, $8.0 million and $7.4 million on the SLF JV I Notes for the years ended September 30, 2023, 2022 and 2021, respectively. As of September 30, 2023, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $28.9 million, respectively, as of September 30, 2023, and $49.3 million and $20.7 million, respectively, as of September 30, 2022. We earned $4.2 million, $2.9 million and $0.9 million in dividend income for the years ended September 30, 2023, 2022 and 2021, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of September 30, 2023 and September 30, 2022:

	September 30, 2023	September 30, 2022
Senior secured loans (1)	$332,637	$383,194
Weighted average interest rate on senior secured loans (2)	10.62%	8.33%
Number of borrowers in SLF JV I	48	60
Largest exposure to a single borrower (1)	$11,286	$10,093
Total of five largest loan exposures to borrowers (1)	$54,051	$48,139
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
As of September 30, 2023 and September 30, 2022, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of September 30, 2023 and September 30, 2022, of which $73.5 million was from us. As of September 30, 2023 and September 30, 2022, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of September 30, 2023 and September 30, 2022, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. The cost and fair value of our aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. For the years ended September 30, 2023 and 2022 and for the period from March 19, 2021 to September 30, 2021, our investment in the Glick JV Notes earned interest income of $6.7 million, $4.7 million and $2.4 million, respectively. We did not earn any dividend income for the years ended September 30, 2023 and 2022 and for the period from March 19, 2021 to September 30, 2021 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of September 30, 2023 and September 30, 2022:

	September 30, 2023	September 30, 2022
Senior secured loans (1)	$130,589	$143,225
Weighted average current interest rate on senior secured loans (2)	10.77%	8.52%
Number of borrowers in the Glick JV	38	43
Largest loan exposure to a single borrower (1)	$6,230	$6,562
Total of five largest loan exposures to borrowers (1)	$28,396	$28,973
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
Comparison of Years ended September 30, 2023 and September 30, 2022
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the years ended September 30, 2023 and 2022 was $379.3 million and $262.5 million, respectively. For the year ended September 30, 2023, this amount consisted of $368.5 million of interest income from portfolio investments (which included $19.8 million of PIK interest), $6.5 million of fee income and $4.2 million of dividend income. For the year ended September 30, 2022, this amount consisted of $249.4 million of interest income from portfolio investments (which included $20.5 million of PIK interest), $6.6 million of fee income and $6.4 million of dividend income. The increase of $116.8 million, or 44.5%, in our total investment income for the year ended September 30, 2023, as compared to the year ended September 30, 2022, was due primarily to a $119.1 million increase in interest income, which was primarily driven by the impact of higher base rates on our floating rate debt portfolio and a larger investment portfolio primarily from the assets acquired in the OSI2 Merger. This was partially offset by a $2.2 million decrease in dividend income.
Expenses
Net expenses (expenses net of fee waivers) for the years ended September 30, 2023 and 2022 were $198.5 million and $110.6 million, respectively. Net expenses increased for the year ended September 30, 2023, as compared to the year ended September 30, 2022, by $87.9 million, or 79.5%. The increase in net expenses was primarily driven by $64.7 million of higher interest expense due to the impact of rising interest rates on our floating rate liabilities and an increase in average borrowings outstanding. Further contributing to the increase were $9.2 million of increased part I incentive fees as a result of higher adjusted net investment income during the year, an $8.8 million reversal of previously accrued accrued capital gains incentive fees in the prior year, $2.8 million of higher management fees (net of waivers) as a result of a larger investment portfolio and a $2.4 million increase in professional fees and general and administrative expenses during the year.
Net Investment Income
Net investment income for the year ended September 30, 2023 increased by $32.1 million compared to the year ended September 30, 2022, primarily as a result of the $116.8 million increase in total investment income, the $87.9 million increase in net expenses and a $3.3 million decrease in the provision for taxes on net investment income.
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
During the years ended September 30, 2023 and 2022, we recorded aggregate net realized gains (losses) of $(33.2) million and $17.2 million, respectively, in connection with the exits of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2023 and 2022.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the years ended September 30, 2023 and 2022, we recorded net unrealized depreciation of $28.6 million and $136.2 million, respectively. For the year ended September 30, 2023, this consisted of $49.1 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation on equity investments, partially offset by $25.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2022, this consisted of $94.1 million of net unrealized depreciation on debt investments, $35.4 million of net unrealized depreciation on equity investments and $11.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $4.9 million of net unrealized appreciation of foreign currency forward contracts.
During the year ended September 30, 2023, unrealized depreciation included a one-time unrealized loss of $20.7 million that resulted solely from accounting adjustments related to the OSI2 Merger.
Comparison of Years ended September 30, 2022 and September 30, 2021
The comparison of the fiscal years ended September 30, 2022 and 2021 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2022.
Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through additional debt and equity capital, which may include securitizing a portion of our investments. We cannot assure you, however, that our efforts to grow our portfolio will be successful. For example, our common stock has traded at prices below net asset value, and we may not be able to raise additional equity at prices below the then-current net asset value per share. We intend to continue to generate cash primarily from cash flows from operations, including interest earned, and future borrowings or equity offerings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2023, we had $1,660.0 million in senior securities and our asset coverage ratio was 187.7%. As of September 30, 2023, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.01x.
For the year ended September 30, 2023, we experienced a net increase in cash and cash equivalents (including restricted cash) of $119.2 million. During that period, net cash provided by operating activities was $228.8 million, primarily from $912.0 million of principal payments and sale proceeds received, the cash activities related to $180.7 million of net investment income, $22.3 million of cash received in connection with the OSI2 Merger and a $16.3 million decrease in due from portfolio companies, partially offset by funding $742.1 million of investments and $65.2 million of net increases in receivables and net decreases in payables from unsettled transactions. During the same period, net cash used by financing activities was $110.4 million, primarily consisting of $215.0 million of net repayments under the credit facilities, $180.0 million of cash distributions paid to our stockholders and $10.6 million of deferred financing costs paid, partially offset by $296.5 million of proceeds from the issuance of the 2029 Notes.
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
For the year ended September 30, 2021, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $7.5 million. During that period, we used $230.5 million of net cash from operating activities, primarily from funding $1,120.2 million of investments, partially offset by $792.2 million of principal payments and sale proceeds received, $20.9 million of cash acquired in the OCSI Merger, the cash activities related to $97.1 million of net investment income and $10.1 million of net increases in payables and net decreases in receivables from unsettled transactions. During the same period, net cash provided by financing activities was $224.2 million, primarily consisting of $349.0 million of borrowings of unsecured notes (net of OID), partially offset by $24.6 million of net repayments under the credit facilities, $79.9 million of cash distributions paid to our stockholders, $9.3 million of repayments of secured borrowings, $2.2 million of repurchases of common stock under our DRIP and $8.9 million of deferred financing costs paid
As of September 30, 2023, we had $145.5 million in cash and cash equivalents (including $9.1 million of restricted cash), portfolio investments (at fair value) of $2.9 billion, $44.6 million of interest, dividends and fees receivable, $6.3 million of due from portfolio companies, $907.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $44.4 million of net receivables from unsettled transactions, $710.0 million of borrowings outstanding under our credit facilities and $890.7 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023, our only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2022, our only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of our portfolio companies and $49.0 million to provide financing to the JVs.
As of September 30, 2023, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, Citibank Facility, OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes:

	Debt Outstanding as of September 30, 2022	Debt Outstanding as of September 30, 2023	Weighted average debt outstanding for the year ended September 30, 2023	Maximum debt outstanding for the year ended September 30, 2023
Syndicated Facility	$540,000	$430,000	$684,507	$840,000
Citibank Facility	160,000	—	103,732	175,000
OSI2 Citibank Facility	—	280,000	182,833	355,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	—	300,000	38,629	300,000
Total debt	$1,350,000	$1,660,000	$1,659,701

The following table reflects our contractual obligations arising from the Syndicated Facility, OSI2 Citibank Facility, 2025 Notes, 2027 Notes and 2029 Notes:

	Payments due by period as of September 30, 2023
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$430,000	$—	$—	$430,000	$—
Interest due on Syndicated Facility	151,429	31,986	63,972	55,471	—
OSI2 Citibank Facility	280,000	—	—	280,000	—
Interest due on OSI2 Citibank Facility	73,733	22,168	44,336	7,229	—
2025 Notes	300,000	—	300,000	—	—
Interest due on 2025 Notes	14,786	10,500	4,286	—	—
2027 Notes	350,000	—	—	350,000	—
Interest due on 2027 Notes (a)	83,374	25,296	50,593	7,485	—
2029 Notes	300,000	—	—	—	300,000
Interest due on 2029 Notes (a)	137,120	25,470	50,940	50,940	9,770
Total	$2,120,442	$115,420	$514,127	$1,181,125	$309,770
__________
(a) The interest due on the 2027 Notes and 2029 Notes was calculated net of the interest rate swaps.
Equity Issuances
On January 23, 2023, in connection with the OSI2 Merger, we issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders. On March 19, 2021, in connection with the OCSI Merger, we issued an aggregate of 13,133,337 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the year ended September 30, 2021.
During the year ended September 30, 2023, we issued an aggregate of 171,645 shares of common stock as part of the DRIP. During the year ended September 30, 2022, we issued an aggregate of 70,794 shares of common stock as part of the DRIP.
On February 7, 2022, we entered into an equity distribution agreement by and among us, Oaktree, Oaktree Administrator and Keefe, Bruyette & Woods, Inc., JMP Securities LLC, Raymond James & Associates, Inc. and SMBC Nikko Securities America, Inc., as placement agents, in connection with the issuance and sale by us of shares of common stock, having an aggregate offering price of up to $125.0 million. The equity distribution agreement was amended on February 8, 2023 to allow for the sale of shares of our common stock having an aggregate offering price of up to $125 million under our current registration statement and on August 8, 2023 to add Jefferies LLC as an additional placement agent and to remove SMBC Nikko Securities America, Inc. as a placement agent. Sales of the common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

In connection with the "at the market" offering, we issued and sold 68,752 shares of common stock during the year ended September 30, 2023 for net proceeds of $1.3 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	68,752	$1,384	$14	$1,370	$20.13
(1) Net proceeds excludes offering costs of $0.1 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
In connection with the "at the market" offering, we issued and sold 933,733 shares of common stock during the year ended September 30, 2022 for net proceeds of $20.6 million (net of offering costs).

	Number of Shares Issued (1)	Gross Proceeds	Placement Agent Fees	Net Proceeds (2)	Average Sales Price per Share (1)(3)
"At the market" offering	933,733	$21,049	$210	$20,839	$22.54
 __________
(1) The share and per share information have been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
(2) Net proceeds excludes offering costs of $0.2 million.
(3) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
Distributions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2021. The distributions per share and shares issued under our DRIP information disclosed in this table for dates prior to January 23, 2023 have been retroactively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

Distribution	Date Declared	Record Date	Payment Date	Amount per Share		Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465		$ 27.2 million	35,990	$ 0.8 million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48		28.5 million	34,804	0.8 million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495		29.4 million	43,676	0.9 million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51		30.2 million	51,181	1.0 million
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	0.54		32.0 million	53,369	1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42		24.8 million	41,510	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55		41.1 million	68,412	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55		41.3 million	57,279	1.1 million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	1.5 million
 ______________
(1)Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021, March 31, 2022, December 30, 2022 and September 30, 2023. New shares were issued with respect to distributions paid on December 31, 2021, March 31, 2022, December 30, 2022 and September 30, 2023.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of September 30, 2023, (i) the size of the Syndicated Facility was $1.218 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings on $1.035 billion of commitments will expire on June 23, 2027 and the maturity date was June 23, 2028, (iii) the period during which we may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iv) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

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
The following table describes significant financial covenants, as of September 30, 2023, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2023 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$768 million	$1,509 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.82:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.65:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,107 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Annual Report on Form 10-K.
As of September 30, 2023 and September 30, 2022, we had $430.0 million and $540.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $430.0 million and $540.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.792%, 2.876% and 2.197% for the years ended September 30, 2023, 2022 and 2021, respectively. For the years ended September 30, 2023, 2022 and 2021, we recorded interest expense (inclusive of fees) of $50.0 million, $19.5 million and $13.8 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, we became party to the Citibank Facility. On May 25, 2023, in connection with an amendment to the OSI2 Citibank Facility, the Citibank Facility was terminated. In connection with the termination of the Citibank Facility, we accelerated $0.6 million of deferred financing costs into interest expense during the year ended September 30, 2023.
As of September 30, 2022, we had $160.0 million outstanding under the Citibank Facility, which had a fair value of $160.0 million. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.781%, 3.179% and 2.086% for the years ended September 30, 2023, 2022 and the period from March 19, 2021 to September 30, 2021, respectively. For the years ended September 30, 2023, 2022 and the period from March 19, 2021 to September 30, 2021, we recorded interest expense (inclusive of fees) of $8.0 million, $5.8 million and $1.9 million, respectively, related to the Citibank Facility.

OSI2 Citibank Facility
On January 23, 2023, as a result of the consummation of the OSI2 Merger, we became party to the OSI2 Citibank Facility.
As of September 30, 2023, we were able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of September 30, 2023, the OSI2 Citibank Facility has a reinvestment period through May 25, 2025, during which advances may be made, and matures on January 26, 2027. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans and (b) for all other lenders under the OSI2 Citibank Facility, SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans, subject in all cases to a minimum overall rate of SOFR plus 2.50% per annum. After the reinvestment period, the applicable spread is 4.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of September 30, 2023, we had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.666% for the period from January 23, 2023 to September 30, 2023. For the period from January 23, 2023 to September 30, 2023, we recorded interest expense (inclusive of fees) of $14.6 million, respectively, related to the OSI2 Citibank Facility.
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
In connection with the 2027 Notes, we entered into an interest rate swap to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 2.700% and pay a floating interest rate of the three-month SOFR plus 1.658% plus a SOFR adjustment of 0.26161% on a notional amount of $350 million. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship.
2029 Notes
On August 15, 2023, we issued $300.0 million in aggregate principal amount of the 2029 Notes for net proceeds of $292.9 million after deducting OID of $3.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.6 million. The OID on the 2029 Notes is amortized based on the effective interest method over the term of the notes.
In connection with the 2029 Notes, we entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 7.100% and pays a floating interest rate of the three-month SOFR plus 3.1255% on a notional amount of $300 million. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swap.
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of September 30, 2023 and September 30, 2022:

	As of September 30, 2023			As of September 30, 2022
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0
Unamortized financing costs	(1.1)	(2.5)	(3.5)	(1.8)	(3.2)
Unaccreted discount	(0.7)	(0.6)	(3.4)	(1.2)	(0.7)
Interest rate swap fair value adjustment	—	(40.5)	(7.0)	—	(42.0)
Net carrying value	$298.2	$306.4	$286.1	$297.0	$304.1
Fair Value	$286.4	$301.8	$290.0	$283.1	$294.0

The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes, and the 2029 Notes for the year ended September 30, 2023:

($ in millions)	2025 Notes	2027 Notes	2029 Notes
Coupon interest	$10.5	$9.5	$2.7
Amortization of financing costs and discount	1.3	0.9	0.2
Effect of interest rate swap	—	13.4	0.6
Total interest expense	$11.8	$23.8	$3.5
Coupon interest rate (net of effect of interest rate swaps)	3.500%	6.539%	8.490%
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
To maintain RIC tax treatment, we must, among other things, distribute (or be deemed to distribute) dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar year 2021. For the calendar year 2022, we incurred $0.1 million of excise tax. We do not expect to incur a U.S. federal excise tax for calendar year 2023.
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2023.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2023	89.4%	—
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
Recent Developments
Distribution Declaration
On November 8, 2023, our Board of Directors declared quarterly and special distributions of $0.55 per share and $0.07 per share, respectively, payable in cash on December 29, 2023 to stockholders of record on December 15, 2023.

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
As of September 30, 2023, 86.2% of our debt investment portfolio (at fair value) and 86.4% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2022, 86.5% of our debt investment portfolio (at fair value) and 86.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2023 and September 30, 2022, was as follows:

	September 30, 2023		September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$169,693	7.2%	$228,186	11.1%
>0% and <1%	522,027	22.3%	388,458	19.0%
1%	1,405,134	59.9%	1,364,668	66.6%
>1%	248,351	10.6%	68,332	3.3%
Total Floating Rate Investments	$2,345,205	100.0%	$2,049,644	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$59,948	$(34,000)	$25,948
200	47,959	(27,200)	20,759
150	35,969	(20,400)	15,569
100	23,979	(13,600)	10,379
50	11,990	(6,800)	5,190

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(11,990)	$6,800	$(5,190)
100	(23,979)	13,600	(10,379)
150	(35,969)	20,400	(15,569)
200	(47,959)	27,200	(20,759)
250	(59,906)	34,000	(25,906)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2023 and September 30, 2022:

	September 30, 2023		September 30, 2022
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$83,262	$—	$5,262	$—
Prime rate	2,221	—	2,618	—
LIBOR
30 day	26,692	—	669,273	540,000
90 day (a)	45,671	—	928,978	510,000
180 day	54,559	—	199,301	—
EURIBOR
30 day	€5,500	—	€24,838	—
90 day	24,731	—	16,911	—
180 day	6,666	—	1,964	—
SOFR
30 day	$682,693	430,000	$50,099	—
90 day (b)	1,533,240	930,000	190,799	—
180 day	32,894	—	18,390	—
SONIA	£53,250	—	£40,137	—
Fixed rate	$392,019	300,000	$341,749	300,000
__________
(a)Borrowings include the 2027 Notes, which pay interest at a floating rate under the terms of the interest rate swap.
(b)Borrowings include the 2027 Notes and 2029 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Specialty Lending Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 13, 2023 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023 and 2022 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company classified $2,619,912 thousand of its investments as Level 3 within the fair value hierarchy (Level 3 investments) as of September 30, 2023. As described in Note 2 and Note 3 to the consolidated financial statements, the Company’s valuation designee, under the oversight of the Board of Directors, determined the fair value of the Company’s Level 3 investments by using valuation techniques such as broker quotations, precedent transactions, enterprise value analyses or market yield techniques. These techniques require management to make judgments about the significant unobservable inputs including, among others, comparable EBITDA, revenue or asset multiples, market yields and broker quoted prices.

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
November 13, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oaktree Specialty Lending Corporation’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Specialty Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 13, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
November 13, 2023

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2023	September 30, 2022
ASSETS
Investments at fair value:
Control investments (cost September 30, 2023: $345,245; cost September 30, 2022: $260,305)	$297,091	$214,165
Affiliate investments (cost September 30, 2023: $24,898; cost September 30, 2022: $27,353)	23,349	26,196
Non-control/Non-affiliate investments (cost September 30, 2023: $2,673,976; cost September 30, 2022: $2,330,096)	2,571,980	2,253,750
Total investments at fair value (cost September 30, 2023: $3,044,119; cost September 30, 2022: $2,617,754)	2,892,420	2,494,111
Cash and cash equivalents	136,450	23,528
Restricted cash	9,089	2,836
Interest, dividends and fees receivable	44,570	35,598
Due from portfolio companies	6,317	22,495
Receivables from unsettled transactions	55,441	4,692
Due from broker	54,260	45,530
Deferred financing costs	12,541	7,350
Deferred offering costs	160	32
Deferred tax asset, net	—	1,687
Derivative assets at fair value	4,910	6,789
Other assets	1,681	1,665
Total assets	$3,217,839	$2,646,313
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,950	$3,701
Base management fee and incentive fee payable	19,547	15,940
Due to affiliate	4,310	3,180
Interest payable	16,007	7,936
Payables from unsettled transactions	11,006	26,981
Derivative liability at fair value	47,519	41,969
Deferred tax liability	5	—
Credit facilities payable	710,000	700,000
Unsecured notes payable (net of $7,076 and $5,020 of unamortized financing costs as of September 30, 2023 and September 30, 2022, respectively)	890,731	601,043
Total liabilities	1,702,075	1,400,750
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 77,225 and 61,125 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively (1)	772	611
Additional paid-in-capital	2,166,330	1,827,721
Accumulated overdistributed earnings	(651,338)	(582,769)
Total net assets (equivalent to $19.63 and $20.38 per common share as of September 30, 2023 and September 30, 2022, respectively) (Note 11) (1)	1,515,764	1,245,563
Total liabilities and net assets	$3,217,839	$2,646,313
 __________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The issued and outstanding shares and net asset value per share reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2023	Year ended September 30, 2022	Year ended September 30, 2021
Interest income:
Control investments	$21,203	$14,043	$11,792
Affiliate investments	2,620	1,744	716
Non-control/Non-affiliate investments	320,862	212,677	161,864
Interest on cash and cash equivalents	4,080	452	9
Total interest income	348,765	228,916	174,381
PIK interest income:
Control investments	309	—	—
Non-control/Non-affiliate investments	19,455	20,526	16,447
Total PIK interest income	19,764	20,526	16,447
Fee income:
Control investments	51	50	59
Affiliate investments	20	20	20
Non-control/Non-affiliate investments	6,475	6,561	14,019
Total fee income	6,546	6,631	14,098
Dividend income:
Control investments	4,200	6,366	4,459
Non-control/Non-affiliate investments	11	81	—
Total dividend income	4,211	6,447	4,459
Total investment income	379,286	262,520	209,385
Expenses:
Base management fee	44,899	39,556	32,288
Part I incentive fee	35,831	26,644	21,598
Part II incentive fee	—	(8,791)	17,615
Professional fees	6,244	4,418	4,231
Directors fees	640	603	607
Interest expense	111,642	46,929	30,518
Administrator expense	1,252	1,246	1,510
General and administrative expenses	3,528	2,986	2,725
Total expenses	204,036	113,591	111,092
Fees waived	(5,525)	(3,000)	(1,608)
Net expenses	198,511	110,591	109,484
Net investment income before taxes	180,775	151,929	99,901
(Provision) benefit for taxes on net investment income	—	(3,308)	(2,795)
Excise tax	(78)	—	—
Net investment income	180,697	148,621	97,106
Unrealized appreciation (depreciation):
Control investments	(2,014)	(33,306)	31,731
Affiliate investments	(392)	(683)	568
Non-control/Non-affiliate investments	(26,208)	(107,136)	80,531
Foreign currency forward contracts	59	4,877	1,689
Net unrealized appreciation (depreciation)	(28,555)	(136,248)	114,519
Realized gains (losses):
Control investments	—	1,868	—
Non-control/Non-affiliate investments	(27,390)	1,585	27,094
Foreign currency forward contracts	(5,765)	13,726	(674)
Net realized gains (losses)	(33,155)	17,179	26,420
(Provision) benefit for taxes on realized and unrealized gains (losses)	(1,656)	(329)	(785)
Net realized and unrealized gains (losses), net of taxes	(63,366)	(119,398)	140,154
Net increase (decrease) in net assets resulting from operations	$117,331	$29,223	$237,260
Net investment income per common share — basic and diluted (1)	$2.51	$2.45	$1.80
Earnings (loss) per common share — basic and diluted (Note 5) (1)	$1.63	$0.48	$4.39
Weighted average common shares outstanding — basic and diluted (1)	72,119	60,727	54,039
__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2023	Year ended September 30, 2022	Year ended September 30, 2021
Operations:
Net investment income	$180,697	$148,621	$97,106
Net unrealized appreciation (depreciation)	(28,555)	(136,248)	114,519
Net realized gains (losses)	(33,155)	17,179	26,420
(Provision) benefit for taxes on realized and unrealized gains (losses)	(1,656)	(329)	(785)
Net increase (decrease) in net assets resulting from operations	117,331	29,223	237,260
Stockholder transactions:
Distributions to stockholders	(185,900)	(118,657)	(82,020)
Net increase (decrease) in net assets from stockholder transactions	(185,900)	(118,657)	(82,020)
Capital share transactions:
Issuance of common stock in connection with mergers	334,034	—	242,704
Issuance of common stock under dividend reinvestment plan	5,854	3,409	2,170
Repurchase of common stock under dividend reinvestment plan	(2,418)	(1,857)	(2,170)
Issuance of common stock in connection with the "at the market" offering	1,300	20,622	—
Net increase (decrease) in net assets from capital share transactions	338,770	22,174	242,704
Total increase (decrease) in net assets	270,201	(67,260)	397,944
Net assets at beginning of period	1,245,563	1,312,823	914,879
Net assets at end of period	$1,515,764	$1,245,563	$1,312,823
Net asset value per common share (1)	$19.63	$20.38	$21.84
Common shares outstanding at end of period (1)	77,225	61,125	60,120

__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2023	Year ended September 30, 2022	Year ended September 30, 2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$117,331	$29,223	$237,260
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	28,555	136,248	(114,519)
Net realized (gains) losses	33,155	(17,179)	(26,420)
PIK interest income	(19,764)	(20,526)	(16,447)
Accretion of original issue discount on investments	(22,314)	(29,091)	(29,391)
Accretion of original issue discount on unsecured notes payable	783	679	572
Amortization of deferred financing costs	4,599	3,740	4,151
Deferred taxes	1,670	(973)	133
Purchases of investments	(742,144)	(702,063)	(1,120,168)
Proceeds from the sales and repayments of investments	911,975	693,745	792,161
Cash received from mergers	22,317	—	20,945
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	578	(16,115)	(8,495)
(Increase) decrease in due from portfolio companies	16,283	(20,505)	1,360
(Increase) decrease in receivables from unsettled transactions	(50,742)	3,458	2,514
(Increase) decrease in due from broker	(8,730)	(43,890)	(1,640)
(Increase) decrease in other assets	14	619	(1,427)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(53,118)	677	(426)
Increase (decrease) in base management fee and incentive fee payable	(489)	(16,709)	19,516
Increase (decrease) in due to affiliate	408	(1,177)	1,119
Increase (decrease) in interest payable	4,379	3,339	1,163
Increase (decrease) in payables from unsettled transactions	(15,975)	18,895	7,608
Increase (decrease) in director fees payable	(9)	—	(90)
Net cash provided by (used in) operating activities	228,762	22,395	(230,521)
Financing activities:
Distributions paid in cash	(180,046)	(115,248)	(79,850)
Borrowings under credit facilities	572,000	300,000	505,000
Repayments of borrowings under credit facilities	(787,000)	(230,000)	(529,582)
Issuance of unsecured notes	296,511	—	349,020
Repayments of secured borrowings	—	—	(9,341)
Shares issued under the "at the market" offering	1,370	20,839	—
Repurchases of common stock under dividend reinvestment plan	(2,418)	(1,857)	(2,170)
Deferred financing costs paid	(10,596)	(334)	(8,890)
Offering costs paid	(235)	(215)	—
Net cash provided by (used in) financing activities	(110,414)	(26,815)	224,187
Effect of exchange rate changes on foreign currency	827	(851)	(1,127)
Net increase (decrease) in cash and cash equivalents and restricted cash	119,175	(5,271)	(7,461)
Cash and cash equivalents and restricted cash, beginning of period	26,364	31,635	39,096
Cash and cash equivalents and restricted cash, end of period	$145,539	$26,364	$31,635
Supplemental information:
Cash paid for interest	$98,189	$39,171	$24,006
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	3,436	$3,409	$2,170
Deferred financing costs	442	—	(162)
Deferred offering costs	12	—	—
Issuance of shares in connection with mergers	334,034	—	242,704
Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2023	September 30, 2022	September 30, 2021
Cash and cash equivalents	$136,450	$23,528	$29,334
Restricted cash	9,089	2,836	2,301
Total cash and cash equivalents and restricted cash	$145,539	$26,364	$31,635
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	27,638	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.54%		8/28/2025		$14,068	14,068	14,068	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.42%		8/28/2025		2,090	2,090	2,090	(6)(15)(19)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.54%		8/28/2025		5,574	5,574	5,574	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	2,711	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.76%		10/20/2028		58,349	50,330	50,017	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.26%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	28,878	(11)(12)(14)(16)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		15,874	14,100	15,874	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,359	1,337	1,359	(15)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,093	36,226	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)
Total Control Investments (19.6% of net assets)										$345,245	$297,091

Affiliate Investments												(17)
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	SOFR+	6.75%	12.14%		1/25/2026		$21,852	$21,855	$21,823	(6)(15)(19)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,783,332		804	89	(15)
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,129,453		1,159	1,005	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399		1,080	432	(15)
Total Affiliate Investments (1.5% of net assets)										$24,898	$23,349

Non-Control/Non-Affiliate Investments												(18)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$18,869	$18,687	$18,443	(15)(19)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		1,269	1,240	1,214	(10)(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		4,070	4,038	4,022	(10)(15)(19)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			14.25%		9/13/2029		21,434	21,612	21,220	(11)(15)(22)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				20.00%	2/6/2024		6,021	6,013	5,900	(11)(15)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%	11.55%		1/16/2026		20,234	20,150	20,194	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%			1/16/2026		—	(2)	(8)	(6)(15)(19)
Accupac, Inc.	Personal Care Products	First Lien Revolver	SOFR+	6.00%	11.55%		1/16/2026		2,033	2,013	2,027	(6)(15)(19)
Acquia Inc.	Application Software	First Lien Term Loan	L+	7.00%	12.34%		10/31/2025		6,400	6,335	6,380	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	L+	7.00%	12.34%		10/31/2025		25,332	25,288	25,253	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	12.72%		10/31/2025		1,333	1,322	1,324	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.90%		12/18/2025		3,446	3,411	3,383	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.15%		12/18/2025		17,901	17,743	17,575	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.13%		12/18/2025		963	948	945	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	13.04%		8/15/2029		$6,589	$6,305	$6,276	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(38)	(38)	(6)(11)(15)(19)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	6	(11)(15)
AI Sirona (Luxembourg) Acquisition S.a.r.l.	Pharmaceuticals	First Lien Term Loan	E+	5.00%	8.86%		9/30/2028		€5,500	$6,024	$5,825	(6)(11)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	13.17%		12/21/2029		$17,873	17,655	17,687	(6)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,826	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	8.50%			12/29/2023		23,562	22,795	9,797	(6)(15)(20)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		4,050	3,577	2,918	(11)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	5.00%	11.99%	10/14/2027		9,057	8,434	8,332	(6)(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						598,283		642	1,915	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.04%		6/30/2025		17,053	16,982	15,929	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		28,464	28,329	27,687	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,121	1,945	2,063	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		27,692	27,582	26,936	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,064	1,891	2,007	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						471,253		849	4,298	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						141,640		566	368	(11)(13)(15)
American Auto Auction Group, LLC	Consumer Finance	Second Lien Term Loan	SOFR+	8.75%	14.14%		1/2/2029		17,048	16,440	15,087	(6)(15)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.81%		10/20/2028		19,115	18,278	16,798	(6)
Amplify Finco Pty Ltd.	Movies & Entertainment	Second Lien Term Loan	SOFR+	8.00%	13.54%		11/26/2027		12,500	12,188	11,865	(6)(11)(15)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.40%		8/11/2025		3,700	3,067	2,669	(6)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	7.00%	10.95%		7/14/2026		€3,017	3,331	3,226	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.75%	11.57%		7/14/2026		$10,519	10,400	10,624	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.00%	12.46%		7/14/2026		£4,949	6,318	6,101	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.00%	12.46%		7/14/2026		£23,675	28,713	29,185	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	5.75%	9.70%		7/14/2026		£3,649	4,094	3,914	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.63%		12/29/2027		$3,276	3,267	3,084	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(13)	(23)	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.90%		10/25/2028		8,490	8,168	6,414	(6)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	20,074	(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		12,222	12,260	11,795	(11)(15)(22)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	11.49%		12/24/2026		29,509	29,164	28,284	(6)(11)(15)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.64%		10/19/2028		50,470	49,679	49,688	(6)(15)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(108)	(78)	(6)(15)(19)
The Avery	Real Estate Operating Companies	First Lien Term Loan	L+	7.30%			2/17/2023		19,163	19,163	18,340	(6)(15)(20)
The Avery	Real Estate Operating Companies	Subordinated Debt Term Loan	L+	12.50%			2/17/2023		4,641	4,641	4,170	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027		3,247	3,216	3,169	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027		$1,261	$1,269	$1,231	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.15%		6/11/2028		8,920	8,819	8,492	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.15%		6/11/2028		2,091	2,068	1,991	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.15%		6/11/2028		4,361	4,297	4,152	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	11.02%		7/30/2027		40,660	40,440	40,213	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	PRIME+	4.50%	13.00%		7/30/2026		2,221	2,188	2,178	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		6,757	6,560	6,225	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		3,316	3,335	3,169	(11)(15)(19)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(11)(15)(19)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(11)(15)(19)(22)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						26,131		225	3	(11)(15)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	Second Lien Term Loan	SOFR+	7.00%	12.43%		6/15/2026		30,625	30,370	29,989	(6)
Blumenthal Temecula, LLC	Automotive Retail	First Lien Term Loan			9.00%		10/9/2023		5,257	5,258	5,251	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	1,999	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	442	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	158	(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	12.07%		11/14/2024		37	37	37	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	12.07%		11/14/2024		3,031	2,899	3,031	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	12.07%		11/14/2024		1,557	1,489	1,557	(6)(15)
Cadence Aerospace, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	12.07%		11/14/2024		1,024	994	1,024	(6)(15)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.50%		6/1/2029		2,632	2,632	2,017	(11)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.75%		4/15/2028		176	170	141	(11)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		8,420	8,261	7,059
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	8.50%			1/28/2025		22,084	21,336	16,040	(6)(15)(20)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Warrants								706	—	(15)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.82%		2/27/2030		13,157	12,855	12,858	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(13)	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(20)	(20)	(6)(15)(19)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.39%		10/13/2029		14,750	14,173	14,616	(6)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Term Loan	SOFR+	6.00%	11.52%		2/6/2026		18,013	17,690	17,812	(6)(15)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Revolver	SOFR+	6.00%	11.47%		2/6/2025		933	920	918	(6)(15)(19)
CPC Acquisition Corp.	Specialty Chemicals	Second Lien Term Loan	SOFR+	7.75%			12/29/2028		727	462	396	(6)(15)(20)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		17,465	17,465	17,465	(11)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	419	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	9.00%	14.54%		8/4/2026		20,757	20,146	20,653	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				8.00%	9/30/2027		$654	$653	$631	(15)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	1,152	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.49%		2/10/2027		12,386	12,208	12,101	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	12.49%		2/10/2027		284	265	252	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.43%		8/2/2027		4,641	4,619	4,546	(6)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.12%		4/26/2029		4,950	4,871	4,831	(6)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	SOFR+	7.50%	13.04%		8/14/2026		8,974	8,884	7,987	(6)(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,345	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		11,065	10,953	10,677	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,772	1,748	1,710	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.32%		9/29/2030		14,736	14,368	14,368	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			9/29/2029		—	(41)	(41)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		59,950	59,950	59,950	(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	3	(11)(15)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.55%		9/13/2029		11,742	11,509	11,511	(6)(11)(15)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.55%		9/13/2029		258	234	234	(6)(11)(15)(19)
FINThrive Software Intermediate Holdings, Inc.	Health Care Technology	Second Lien Term Loan	SOFR+	6.75%	12.18%		12/17/2029		31,074	29,127	19,917	(6)
Fortress Biotech, Inc.	Biotechnology	First Lien Term Loan			11.00%		8/27/2025		11,918	11,612	11,144	(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						417,011		427	42	(11)(15)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		4,881	4,469	3,577	(11)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.64%		5/3/2029		23,774	23,110	23,110	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.64%		5/3/2029		1,638	1,535	1,535	(6)(15)(19)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.57%		8/11/2028		2,456	2,055	2,063	(6)(15)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.56%		1/20/2032		€1,000	876	963	(6)(11)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.42%		6/21/2027		$17,444	17,276	17,096	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(54)	(70)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(27)	(35)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.67%		4/9/2029		14,347	13,871	13,618	(6)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.89%		1/19/2026		7,448	7,296	7,301	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(82)	(79)	(6)(11)(15)(19)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	12.04%		1/19/2026		1,432	1,399	1,404	(6)(11)(15)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		6,808	5,490	5,873	(11)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.62%		5/16/2028		23,975	23,310	23,328	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.63%		8/18/2028		$24,427	$24,135	$23,548	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.63%		8/18/2028		3,636	3,602	3,574	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.14%		8/18/2028		377	334	296	(6)(15)(19)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%		16.06%	3/17/2027		26,613	26,492	24,484	(6)(15)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%		16.05%	3/17/2027		787	771	787	(6)(15)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%		16.06%	3/17/2027		688	688	688	(6)(15)(19)
Impel Pharmaceuticals Inc.	Health Care Technology	Warrants						350,241		—	147
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan	SOFR+	5.75%	11.14%	2.75%	1/26/2027		7,179	6,969	6,568	(6)(11)(15)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						112,990		300	105	(11)(15)
Integral Development Corporation	Diversified Financial Services	Warrants						1,078,284		113	—	(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.93%		6/30/2025		33,414	32,539	32,659	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(99)	(86)	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.40%		3/25/2027		44,550	42,918	35,046	(6)(15)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.92%		10/1/2026		40,587	39,935	38,963	(6)(15)
Ivanti Software, Inc.	Application Software	Second Lien Term Loan	L+	7.25%	12.78%		12/1/2028		13,939	12,661	10,094	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.84%		10/29/2027		16,752	16,623	16,500	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.84%		10/29/2027		272	246	238	(6)(15)(19)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.80%		10/29/2027		38,015	37,447	37,445	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%			10/29/2027		—	(47)	(47)	(6)(15)(19)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.95%		10/12/2027		26,422	24,920	27,512	(6)(11)
Lift Brands Holdings, Inc.	Leisure Facilities	Common Stock						2,000,000		1,399	—	(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.65%		5/9/2026		45,243	44,717	43,886	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	13.99%		11/30/2026		5,403	5,348	5,160	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	13.99%		11/30/2026		2,939	2,884	2,745	(6)(15)(19)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	372	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.42%		1/31/2028		2,736	2,595	2,558	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.42%		1/31/2028		23,494	23,128	21,967	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%			1/31/2028		—	(41)	(172)	(6)(15)(19)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,495	8,132	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		4,284	4,247	4,066	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,495	8,132	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		9,106	8,580	8,013	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						259,877		545	78	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						66,817		23	33	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.52%		7/21/2027		20,125	19,912	19,823	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.52%		7/21/2027		2,631	2,587	2,591	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	11.42%		7/21/2027		964	936	938	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.52%		2/14/2025		$5,248	$5,220	$5,164	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.52%		2/14/2025		46,687	46,239	45,940	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			2/14/2025		—	(43)	(76)	(6)(15)(19)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.89%		5/9/2028		40,538	39,873	39,833	(6)(15)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.83%		5/9/2028		1,466	1,215	1,282	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	L+	6.75%	12.51%		7/2/2026		54,559	54,236	53,168	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026		13,973	13,936	13,685	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026		21,328	21,021	20,888	(6)(15)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026		—	(28)	(47)	(6)(15)(19)
Navisite, LLC	Data Processing & Outsourced Services	Second Lien Term Loan	SOFR+	8.50%	13.99%		12/30/2026		30,339	30,021	29,007	(6)(15)
NeuAG, LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	9.50%	14.89%		9/11/2024		64,606	64,720	63,185	(6)(15)
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		10,191	9,831	8,743
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	6.88%	12.29%	2.00%	9/19/2026		73,362	72,459	69,694	(6)(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	903	(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	903	(11)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	12.49%		9/25/2027		9,323	9,210	9,183	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	13.12%		2/1/2029		15,231	14,892	14,945	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(42)	(36)	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	10.00%		15.67%	9/2/2025		25,712	25,615	25,069	(6)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	10.00%			9/2/2025		—	(11)	(69)	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	10.00%		15.64%	9/2/2025		1,210	1,193	1,169	(6)(15)(19)
P & L Development, LLC	Pharmaceuticals	Fixed Rate Bond			7.75%		11/15/2025		4,519	4,550	3,305
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.42%		11/10/2027		9,676	9,518	9,551	(6)
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.57%		7/12/2027		22,375	22,189	21,896	(6)(15)
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.74%		12/18/2028		36,499	35,458	33,214	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.45%		4/6/2027		67,244	66,353	64,406	(6)(15)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.45%		4/6/2027		3,003	2,926	2,801	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	12.32%		2/15/2029		10,895	10,505	10,495	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			2/15/2029		—	(53)	(54)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	6.50%	12.01%		3/3/2026		38,414	37,960	38,380	(6)(15)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Revolver	SOFR+	6.50%			3/3/2026		—	(34)	(3)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		109	248	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.78%		3/4/2025		24,503	24,255	24,081	(6)(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.78%		3/4/2025		2,819	2,797	2,771	(6)(15)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.75%	11.21%		1/31/2028		£4,626	5,897	5,166	(6)(11)(15)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
Relativity ODA LLC	Application Software	First Lien Term Loan	SOFR+	6.50%	11.92%		5/12/2027		$32,329	32,070	31,779	(6)(15)
Relativity ODA LLC	Application Software	First Lien Revolver	SOFR+	6.50%			5/12/2027		—	(43)	(47)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	13.90%	0.50%	8/31/2026		$36,707	$35,548	$34,505	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	13.90%	0.50%	8/31/2026		13,504	13,058	12,694	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454		1,202	756	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.24%		10/7/2026		25,558	24,777	24,791	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(95)	(93)	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019		327	1,625	(15)
Scilex Holding Co	Biotechnology	Common Stock						9,307		78	13	(11)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.18%		10/7/2030		8,010	7,799	7,778	(6)(15)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%			10/7/2030		—	(35)	(68)	(6)(15)(19)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						1,037		1,037	951	(15)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		5,212	4,987	4,990	(6)(15)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700		175	258	(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		7,191	6,934	6,937	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		2,697	2,601	2,602	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	Warrants						58,210		182	87	(11)(15)
ShareThis, Inc.	Application Software	Warrants						345,452		367	—	(15)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.38%		4/17/2028		4,452	3,806	4,184	(6)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.00%	13.63%		4/16/2029		12,034	11,250	9,928	(6)(15)
SonicWall US Holdings Inc.	Technology Distributors	Second Lien Term Loan	SOFR+	7.50%	13.04%		5/18/2026		821	813	776	(6)(15)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000		139	6	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.67%		11/20/2028		4,488	4,423	4,425	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.00%	10.42%		11/18/2027		618	576	577	(6)(15)(19)
SumUp Holdings Luxembourg S.À.R.L.	Diversified Financial Services	First Lien Term Loan	E+	8.50%	12.32%		3/10/2026		€23,731	26,772	24,937	(6)(11)(15)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.32%		12/16/2028		$49,520	48,536	49,148	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		32,104	31,861	30,579	(6)(15)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		2,749	2,726	2,618	(6)(15)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		1,099	1,062	943	(6)(15)(19)(21)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%	12.44%		12/31/2026		1,552	1,540	1,478	(6)(15)(21)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	SOFR+	6.75%	12.40%		7/28/2028		25,527	23,859	19,954	(6)(15)
Tacala, LLC	Restaurants	Second Lien Term Loan	SOFR+	8.00%	13.43%		2/4/2028		12,843	12,603	12,464	(6)
Tahoe Bidco B.V.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.42%		9/29/2028		28,826	28,595	28,537	(6)(11)(15)
Tahoe Bidco B.V.	Application Software	First Lien Revolver	SOFR+	6.00%			10/1/2027		—	(29)	(22)	(6)(11)(15)(19)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%	15.26%		10/15/2025		23,423	23,207	22,814	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%	15.17%		10/15/2025		1,861	1,845	1,802	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.32%		5/26/2028		19,947	19,013	19,199	(6)(15)
TGNR HoldCo LLC	Integrated Oil & Gas	Subordinated Debt			11.50%		5/14/2026		4,984	4,894	4,785	(10)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		$50,419	$49,842	$49,869	(11)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	7.00%		12.65%	12/18/2026		46,832	45,698	37,231	(6)(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						10,616		120	—	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						358,299		2,912	—	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						60,862		1,207	108	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						32,447		33,353	31,701	(15)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.42%		12/29/2028		11,671	11,646	11,363	(6)(15)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.06%		4/22/2034		1,000	816	917	(6)(11)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		4,500	4,115	2,953	(11)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		300	264	245	(11)
Virgin Pulse, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.68%		4/6/2029		1,140	927	1,139	(6)(15)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	L+	15.00%	21.68%		1/23/2026		1,565	1,551	1,464	(6)(15)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	L+	15.00%	21.68%		1/23/2026		1,323	1,311	1,237	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	107	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.67%		9/21/2027		8,983	8,698	8,678	(6)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						127,452		2,057	1,319	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.27%		4/30/2025		11,792	11,281	11,127	(6)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	Second Lien Term Loan	SOFR+	7.00%	12.65%		7/26/2029		5,000	4,925	4,263	(6)(15)
Zephyr Bidco Limited	Specialized Finance	Second Lien Term Loan	SONIA+	7.50%	12.72%		7/23/2026		£20,000	25,841	22,914	(6)(11)(15)
Zep Inc.	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	9.32%		9/30/2028		$19,578	19,568	19,489	(6)(15)
Total Non-Control/Non-Affiliate Investments (169.7% of net assets)										$2,673,976	$2,571,980
Total Portfolio Investments (190.8% of net assets)										$3,044,119	$2,892,420

Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$83,262	$83,262
Other cash accounts										62,277	62,277
Total Cash and Cash Equivalents and Restricted Cash (9.6% of net assets)										$145,539	$145,539
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (200.4% of net assets)										$3,189,658	$3,037,959

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$42,182	€38,026	11/9/2023	JPMorgan Chase Bank, N.A.	$1,857
Foreign currency forward contract	$72,098	£56,556	11/9/2023	JPMorgan Chase Bank, N.A.	3,053
					$4,910

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(40,519)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	(7,000)
						$(47,519)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the London Interbank Offered Rate ("LIBOR" or "L"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR and SOFR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2023, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.39%, the 180-day SOFR at 5.47%, the 30-day LIBOR at 5.43%, the 90-day LIBOR at 5.65%, the 180-day LIBOR at 5.90%, the PRIME at 8.50%, the SONIA at 5.19%, the 30-day EURIBOR at 3.42%, the 90-day EURIBOR at 3.82% and the 180-day EURIBOR at 3.95%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2023 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2023, qualifying assets represented 73.6% of the Company's total assets and non-qualifying assets represented 26.4% of the Company's total assets.
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
(15)As of September 30, 2023, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of September 30, 2023.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts and common shares outstanding as of and for the years ended September 30, 2022 and September 30, 2021 have been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
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

Fair Value Measurements:
Oaktree, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of September 30, 2023 and September 30, 2022 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset, net," "deferred tax liability," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "due from broker," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Interest Rate Swaps
The Company uses interest rate swaps to hedge some of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instruments in an effective hedge accounting relationship, and therefore the periodic payments are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of each interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreements are included in due from broker on the Company's Consolidated Statements of Assets and Liabilities.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2023, there were four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively. As of September 30, 2022, there were no investments on non-accrual status.
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
As of September 30, 2023, included in restricted cash was $9.1 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility (defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $9.1 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility. As of September 30, 2022, included in restricted cash was $2.8 million that was held at Wells Fargo Bank, N.A. in connection with the Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.8 million as of September 30, 2022, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense. For extinguishments of the Company’s unsecured notes payable, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of September 30, 2023, 190.8% of net assets at fair value, or $2.9 billion, was invested in 143 portfolio companies, including (i) $141.5 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $50.0 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of September 30, 2023, 9.6% of net assets at fair value, or $145.5 million, was invested in cash and cash equivalents (including $9.1 million of restricted cash). In comparison, as of September 30, 2022, 200.2% of net assets at fair value, or $2.5 billion, was invested in 149 portfolio investments, including (i) $117.0 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $50.3 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2022, 2.1% of net assets at fair value, or $26.4 million, was invested in cash and cash equivalents (including $2.8 million of restricted cash). As of September 30, 2023, 86.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.5% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2022, 86.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.1% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2023, 2022 and 2021, the Company recorded net realized gains (losses) of $(33.2) million, $17.2 million and $26.4 million, respectively. During the years ended September 30, 2023, 2022 and 2021, the Company recorded net unrealized appreciation (depreciation) of $(28.6) million, $(136.2) million and $114.5 million, respectively.
The composition of the Company's investments as of September 30, 2023 and September 30, 2022 at cost and fair value was as follows:

	September 30, 2023		September 30, 2022
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,654,484	$2,557,102	$2,294,392	$2,223,329
Investments in equity securities	171,858	143,767	127,596	103,534
Debt investments in the JVs	162,986	162,673	146,444	146,533
Equity investments in the JVs	54,791	28,878	49,322	20,715
Total	$3,044,119	$2,892,420	$2,617,754	$2,494,111

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of September 30, 2023 and September 30, 2022 at fixed rates and floating rates:

	September 30, 2023		September 30, 2022
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,345,205	86.23%	$2,049,644	86.49%
Fixed rate debt securities	374,570	13.77	320,218	13.51
Total	$2,719,775	100.00%	$2,369,862	100.00%

The following table presents the financial instruments carried at fair value as of September 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$208,694	$2,292,691	$—	$2,501,385
Investments in debt securities (subordinated, including the debt investments in the JVs)	—	28,666	189,724	—	218,390
Investments in equity securities (preferred)	—	—	86,057	—	86,057
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	4,317	1,953	51,440	28,878	86,588
Total investments at fair value	4,317	239,313	2,619,912	28,878	2,892,420
Cash equivalents	83,262	—	—	—	83,262
Derivative assets	—	4,910	—	—	4,910
Total assets at fair value	$87,579	$244,223	$2,619,912	$28,878	$2,980,592
Derivative liability	$—	$47,519	$—	$—	$47,519
Total liabilities at fair value	$—	$47,519	$—	$—	$47,519
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
The following table provides a roll-forward in the changes in fair value from September 30, 2022 to September 30, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$1,910,606	$159,388	$79,523	$19,958	$2,169,475
Purchases (a)	1,080,654	30,690	14,296	5,611	1,131,251
Sales and repayments	(650,437)	(1,396)	—	(13,894)	(665,727)
Transfers in (b)(c)	19,075	—	—	40,093	59,168
Transfers out (c)	(40,093)	—	—	—	(40,093)
Capitalized PIK interest income	15,016	628	—	—	15,644
Accretion of OID	16,322	1,449	—	—	17,771
Net unrealized appreciation (depreciation)	(37,253)	(1,035)	(7,762)	(2,921)	(48,971)
Net realized gains (losses)	(21,199)	—	—	2,593	(18,606)
Fair value as of September 30, 2023	$2,292,691	$189,724	$86,057	$51,440	$2,619,912
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of September 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2023	$(48,680)	$(1,035)	$(7,762)	$(6,513)	$(63,990)
__________
(a) Includes Level 3 investments acquired in connection with the OSI2 Merger during the year ended September 30, 2023.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(b) There was one transfer into Level 3 from Level 2 for an investment during the year ended September 30, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There was one investment restructuring in which Level 3 senior secured debt was exchanged for Level 3 common equity during the year ended September 30, 2023.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,904,140	Market Yield	Market Yield	(b)	9.0%	-	32.0%	14.7%
	64,802	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	6.0x	4.6x
	33,816	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	289,933	Broker quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	22,881	Market Yield	Market Yield	(b)	10.0%	-	22.0%	11.2%
	4,170	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Debt Investments in the JVs	162,673	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	32,318	Enterprise Value	Revenue Multiple	(c)	0.4x	-	3.2x	0.5x
	103,661	Enterprise Value	EBITDA Multiple	(c)	1.7x	-	15.1x	8.8x
	1,097	Enterprise Value	Asset Multiple	(c)	1.0x	-	1.4x	1.4x
	421	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,619,912
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2023 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$430,000	$430,000	$—	$—	$430,000
OSI2 Citibank Facility payable	280,000	280,000	—	—	280,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	298,241	286,437	—	286,437	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	306,412	301,784	—	301,784	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	286,078	289,980	—	289,980	—
Total	$1,600,731	$1,588,201	$—	$878,201	$710,000

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

The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. Oaktree used market quotes as of the valuation date to estimate the fair value of the Company's 3.500% notes due 2025 (the "2025 Notes"), 2.700% notes due 2027 (the "2027 Notes") and 7.100% notes due 2029 (the "2029 Notes"), which are included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,594,640	85.24%	$2,227,245	85.08%
Debt investments in the JVs	162,986	5.35%	146,444	5.59%
Preferred equity	99,597	3.27%	85,300	3.26%
Common equity and warrants	72,261	2.37%	42,296	1.62%
Subordinated debt	59,844	1.97%	67,147	2.57%
LLC equity interests of the JVs	54,791	1.80%	49,322	1.88%
Total	$3,044,119	100.00%	$2,617,754	100.00%

	September 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,501,385	86.47%	165.01%	$2,166,409	86.86%	173.93%
Debt investments in the JVs	162,673	5.62%	10.73%	146,533	5.88%	11.77%
Preferred equity	86,057	2.98%	5.68%	79,523	3.19%	6.38%
Common equity and warrants	57,710	2.00%	3.81%	24,011	0.96%	1.93%
Subordinated debt	55,717	1.93%	3.68%	56,920	2.28%	4.57%
LLC equity interests of the JVs	28,878	1.00%	1.91%	20,715	0.83%	1.66%
Total	$2,892,420	100.00%	190.82%	$2,494,111	100.00%	200.24%

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

	September 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,012,955	33.27%	$747,420	28.55%
International	418,595	13.75%	301,242	11.51%
West	393,390	12.92%	358,306	13.69%
Southeast	375,247	12.33%	356,041	13.60%
Midwest	360,506	11.84%	373,236	14.26%
South	202,374	6.65%	168,819	6.45%
Southwest	153,318	5.04%	221,308	8.45%
Northwest	127,734	4.20%	91,382	3.49%
Total	$3,044,119	100.00%	$2,617,754	100.00%

	September 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$945,422	32.69%	62.37%	$696,368	27.93%	55.90%
International	414,079	14.32%	27.32%	279,646	11.21%	22.45%
West	384,055	13.28%	25.34%	345,251	13.84%	27.72%
Southeast	354,444	12.25%	23.38%	344,567	13.82%	27.66%
Midwest	350,620	12.12%	23.13%	356,934	14.31%	28.66%
South	188,541	6.52%	12.44%	166,230	6.66%	13.35%
Southwest	130,455	4.51%	8.61%	214,984	8.62%	17.26%
Northwest	124,804	4.31%	8.23%	90,131	3.61%	7.24%
Total	$2,892,420	100.00%	190.82%	$2,494,111	100.00%	200.24%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2023 and September 30, 2022:

	September 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Application Software	$468,483	15.39%	$391,938	14.98%
Multi-Sector Holdings (1)	219,469	7.21	195,766	7.48
Data Processing & Outsourced Services	133,410	4.38	120,477	4.60
Biotechnology	126,349	4.15	109,960	4.20
Health Care Technology	106,915	3.51	100,084	3.82
Industrial Machinery & Supplies & Components	99,511	3.27	81,787	3.12
Pharmaceuticals	84,948	2.79	126,508	4.83
Real Estate Operating Companies	83,754	2.75	47,585	1.82
Broadline Retail	83,290	2.74	67,926	2.59
Health Care Services	81,560	2.68	58,674	2.24
Specialized Finance	73,035	2.40	80,864	3.09
Personal Care Products	68,146	2.24	53,214	2.03
Fertilizers & Agricultural Chemicals	64,720	2.13	49,301	1.88
Environmental & Facilities Services	63,064	2.07	20,857	0.80
Health Care Distributors	62,044	2.04	57,112	2.18
Diversified Financial Services	61,725	2.03	29,300	1.12
Internet Services & Infrastructure	60,934	2.00	54,095	2.07
Automotive Retail	57,596	1.89	59,254	2.26
Airport Services	55,961	1.84	43,322	1.65
Metal, Glass & Plastic Containers	55,530	1.82	47,704	1.82
Home Improvement Retail	54,236	1.78	45,802	1.75
Insurance Brokers	52,856	1.74	35,628	1.36
Aerospace & Defense	51,797	1.70	61,963	2.37
Diversified Metals & Mining	49,842	1.64	—	—
Auto Parts & Equipment	48,536	1.59	12,474	0.48
Real Estate Services	44,717	1.47	40,243	1.54
Soft Drinks & Non-alcoholic Beverages	42,628	1.40	—	—
Other Specialty Retail	41,088	1.35	—	—
Leisure Facilities	39,076	1.28	39,768	1.52
Specialty Chemicals	38,640	1.27	37,319	1.43
Distributors	37,666	1.24	25,278	0.97
Electrical Components & Equipment	32,440	1.07	33,814	1.29
Advertising	25,597	0.84	28,245	1.08
Passenger Airlines	24,920	0.82	—	—
Real Estate Development	23,965	0.79	—	—
Home Furnishings	23,859	0.78	19,550	0.75
Diversified Support Services	23,435	0.77	37,992	1.45
Gold	23,310	0.77	—	—
Systems Software	23,111	0.76	14,890	0.57
Health Care Equipment	22,441	0.74	24,353	0.93
Construction & Engineering	22,102	0.73	60,996	2.33
Oil & Gas Storage & Transportation	22,042	0.72	22,290	0.85
Interactive Media & Services	19,013	0.62	—	—
Integrated Telecommunication Services	18,801	0.62	34,628	1.32
Hotels, Resorts & Cruise Lines	17,195	0.56	13,960	0.53
Consumer Finance	16,440	0.54	14,492	0.55
Education Services	13,871	0.46	9,080	0.35
Restaurants	12,603	0.41	9,338	0.36
Movies & Entertainment	12,188	0.40	26,161	1.00
Health Care Supplies	11,646	0.38	36,471	1.39
Food Distributors	5,897	0.19	4,646	0.18
Apparel Retail	4,999	0.16	5,268	0.20
Air Freight & Logistics	4,925	0.16	7,295	0.28
Integrated Oil & Gas	4,894	0.16	4,866	0.19
Research & Consulting Services	4,871	0.16	9,187	0.35
Cable & Satellite	4,619	0.15	20,716	0.79
Other Specialized REITs	4,379	0.14	—	—
Paper & Plastic Packaging Products & Materials	3,254	0.11	—	—
Housewares & Specialties	2,908	0.10	2,293	0.09
Leisure Products	2,055	0.07	—	—
Technology Distributors	813	0.03	3,163	0.12
Soft Drinks	—	—	34,272	1.31
IT Consulting & Other Services	—	—	11,697	0.45
Oil & Gas Refining & Marketing	—	—	8,627	0.33
Trading Companies & Distributors	—	—	7,628	0.29
Apparel, Accessories & Luxury Goods	—	—	5,165	0.20
Specialized REITs	—	—	4,318	0.16
Diversified Banks	—	—	3,515	0.13
Construction Materials	—	—	2,331	0.09
Electronic Components	—	—	2,092	0.08
Alternative Carriers	—	—	212	0.01
	$3,044,119	100.00%	$2,617,754	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$455,719	15.73%	30.03%	$384,589	15.43%	30.87%
Multi-Sector Holdings (1)	193,431	6.69	12.76	167,248	6.71	13.43
Biotechnology	125,678	4.35	8.29	108,465	4.35	8.71
Data Processing & Outsourced Services	125,259	4.33	8.26	111,335	4.46	8.94
Industrial Machinery & Supplies & Components	98,352	3.40	6.49	81,008	3.25	6.50
Health Care Technology	95,404	3.30	6.29	97,315	3.90	7.81
Real Estate Operating Companies	82,463	2.85	5.44	48,062	1.93	3.86
Pharmaceuticals	80,455	2.78	5.31	119,511	4.79	9.59
Specialized Finance	69,590	2.41	4.59	73,087	2.93	5.87
Broadline Retail	69,040	2.39	4.55	70,419	2.82	5.65
Health Care Services	66,683	2.31	4.40	45,943	1.84	3.69
Fertilizers & Agricultural Chemicals	63,185	2.18	4.17	51,972	2.08	4.17
Environmental & Facilities Services	62,413	2.16	4.12	20,585	0.83	1.65
Health Care Distributors	60,865	2.10	4.02	54,662	2.19	4.39
Internet Services & Infrastructure	60,579	2.09	4.00	53,797	2.16	4.32
Diversified Financial Services	60,003	2.07	3.96	24,326	0.98	1.95
Personal Care Products	59,928	2.07	3.95	50,150	2.01	4.03
Automotive Retail	55,805	1.93	3.68	57,629	2.31	4.63
Airport Services	54,453	1.88	3.59	42,883	1.72	3.44
Metal, Glass & Plastic Containers	53,459	1.85	3.53	47,599	1.91	3.82
Home Improvement Retail	53,168	1.84	3.51	45,421	1.82	3.65
Insurance Brokers	53,050	1.83	3.50	33,081	1.33	2.66
Aerospace & Defense	51,862	1.79	3.42	61,881	2.48	4.97
Diversified Metals & Mining	49,869	1.72	3.29	—	—	—
Auto Parts & Equipment	49,148	1.70	3.24	11,469	0.46	0.92
Real Estate Services	43,886	1.52	2.90	39,573	1.59	3.18
Soft Drinks & Non-alcoholic Beverages	42,391	1.47	2.80	—	—	—
Other Specialty Retail	41,115	1.42	2.71	—	—	—
Specialty Chemicals	38,615	1.34	2.55	33,969	1.36	2.73
Distributors	37,311	1.29	2.46	24,494	0.98	1.97
Leisure Facilities	36,963	1.28	2.44	39,258	1.57	3.15
Electrical Components & Equipment	32,573	1.13	2.15	32,933	1.32	2.64
Passenger Airlines	27,512	0.95	1.82	—	—	—
Real Estate Development	23,679	0.82	1.56	—	—	—
Diversified Support Services	23,352	0.81	1.54	36,712	1.47	2.95
Gold	23,328	0.81	1.54	—	—	—
Health Care Equipment	22,436	0.78	1.48	24,161	0.97	1.94
Systems Software	21,968	0.76	1.45	12,834	0.51	1.03
Construction & Engineering	21,903	0.76	1.45	61,188	2.45	4.91
Home Furnishings	19,954	0.69	1.32	18,188	0.73	1.46
Interactive Media & Services	19,199	0.66	1.27	—	—	—
Hotels, Resorts & Cruise Lines	16,991	0.59	1.12	13,985	0.56	1.12
Integrated Telecommunication Services	16,492	0.57	1.09	32,201	1.29	2.59
Oil & Gas Storage & Transportation	16,040	0.55	1.06	20,853	0.84	1.67
Consumer Finance	15,087	0.52	1.00	13,284	0.53	1.07
Education Services	13,618	0.47	0.90	8,582	0.34	0.69
Restaurants	12,464	0.43	0.82	8,692	0.35	0.70
Advertising	11,955	0.41	0.79	26,948	1.08	2.16
Movies & Entertainment	11,865	0.41	0.78	26,645	1.07	2.14
Health Care Supplies	11,363	0.39	0.75	36,577	1.47	2.94
Food Distributors	5,166	0.18	0.34	3,367	0.13	0.27
Apparel Retail	5,002	0.17	0.33	5,223	0.21	0.42
Research & Consulting Services	4,831	0.17	0.32	8,573	0.34	0.69
Integrated Oil & Gas	4,785	0.17	0.32	4,872	0.20	0.39
Cable & Satellite	4,546	0.16	0.30	19,576	0.78	1.57
Air Freight & Logistics	4,263	0.15	0.28	6,405	0.26	0.51
Other Specialized REITs	3,198	0.11	0.21	—	—	—
Paper & Plastic Packaging Products & Materials	3,061	0.11	0.20	—	—	—
Housewares & Specialties	2,808	0.10	0.19	2,456	0.10	0.20
Leisure Products	2,063	0.07	0.14	—	—	—
Technology Distributors	776	0.03	0.05	2,997	0.12	0.24
Soft Drinks	—	—	—	33,670	1.35	2.70
Oil & Gas Refining & Marketing	—	—	—	8,604	0.34	0.69
IT Consulting & Other Services	—	—	—	8,596	0.34	0.69
Trading Companies & Distributors	—	—	—	5,567	0.22	0.45
Diversified Banks	—	—	—	3,402	0.14	0.27
Specialized REITs	—	—	—	3,264	0.13	0.26
Construction Materials	—	—	—	1,934	0.08	0.16
Electronic Components	—	—	—	1,890	0.08	0.15
Alternative Carriers	—	—	—	201	0.01	0.02
Total	$2,892,420	100.00%	190.82%	$2,494,111	100.00%	200.24%
___________________
(1)This industry includes the Company's investments in the JVs.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2023 and September 30, 2022, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2023 and September 30, 2022, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2023. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2023, the revolving period of the SLF JV I Facility was scheduled to expire August 12, 2026 and the maturity date was August 17, 2026. As of September 30, 2023, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 2.00% per annum. $149.0 million of borrowings were outstanding under the SLF JV I Facility as of September 30, 2023.
As of September 30, 2023 and September 30, 2022, SLF JV I had total assets of $376.1 million and $385.2 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 48 and 60 portfolio companies as of September 30, 2023 and September 30, 2022, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of September 30, 2023, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $141.5 million in aggregate, at fair value. As of September 30, 2022, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $117.0 million in aggregate, at fair value.
As of September 30, 2023, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of September 30, 2022, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of September 30, 2023, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I. During the year ended September 30, 2023, the Company contributed $16.4 million to fund additional SLF JV I Notes and approximately $5.5 million to fund additional LLC equity interests in SLF JV I. As of September 30, 2022, the Company had aggregate commitments to fund SLF JV I of $35.0 million, of which approximately $26.2 million was to fund additional SLF JV I Notes and approximately $8.8 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2023 and September 30, 2022:

	September 30, 2023	September 30, 2022
Senior secured loans (1)	$332,637	$383,194
Weighted average interest rate on senior secured loans (2)	10.62%	8.33%
Number of borrowers in SLF JV I	48	60
Largest exposure to a single borrower (1)	$11,286	$10,093
Total of five largest loan exposures to borrowers (1)	$54,051	$48,139
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2023

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.32%		8/18/2028		$8,596	$8,503	$8,499
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.90%		12/18/2025		1,149	1,135	1,128	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.15%		12/18/2025		6,771	6,701	6,648	(4)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	9.63%		8/14/2026		2,969	2,853	2,810
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.04%		6/30/2025		8,798	8,737	8,218	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.43%		6/9/2028		4,957	4,734	4,614
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.81%		10/20/2028		4,824	4,763	4,239	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.15%	9.54%		11/26/2026		7,720	7,643	7,720
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.40%		8/11/2025		1,523	1,191	1,099	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(7)	(29)	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.63%		12/29/2027		4,134	4,076	3,892	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.90%		10/25/2028		5,052	4,888	3,817	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.42%		8/19/2028		4,950	4,747	4,809
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.67%		8/19/2028		1,990	1,884	1,937
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.68%		1/20/2029		4,346	4,036	3,871
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.57%		2/15/2029		4,320	4,080	4,251
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	11.49%		12/24/2026		6,289	6,216	6,028	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027		1,753	1,742	1,711	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027		6,306	6,247	6,155	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.55%		8/10/2027		2,354	2,322	2,281
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.55%		8/10/2027		1,983	1,954	1,921
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%	11.57%		8/10/2027		600	592	581
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.55%		8/10/2027		1,960	1,935	1,899
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.39%		10/13/2029		6,343	5,983	6,285	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	SOFR+	4.50%	9.89%		7/31/2029		8,730	8,642	8,730
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.43%		8/2/2027		5,799	5,715	5,681	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.12%		4/26/2029		7,920	7,792	7,729	(4)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.57%		8/11/2028		7,369	7,295	6,190	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.67%		4/9/2029		7,920	7,731	7,517	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.90%		6/30/2026		7,331	7,249	7,340
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.40%		3/25/2027		9,000	8,839	7,080	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.32%		8/15/2028		10,000	9,666	9,665

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.42%		10/29/2028		$3,962	$3,815	$3,955
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.32%		10/14/2027		7,369	7,269	7,267
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.65%		5/9/2026		11,249	11,106	10,912	(4)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.18%		3/1/2029		5,940	5,654	5,812
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			2/14/2025		—	(2)	(8)	(4)(5)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.52%		2/14/2025		4,669	4,648	4,594	(4)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	9.18%		10/15/2028		2,985	2,845	2,941
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026		—	(3)	(7)	(4)(5)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026		8,319	8,164	8,147	(4)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026		2,211	2,210	2,165	(4)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	4.76%	10.15%		3/31/2025		6,615	6,608	6,565
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.43%		9/25/2026		10,987	10,827	10,971
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.42%		11/10/2027		9,825	9,492	9,698	(4)
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.65%		12/17/2027		2,416	2,298	2,390
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.74%		12/18/2028		4,503	4,435	4,098	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.45%		4/6/2027		318	301	297	(4)(5)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.45%		4/6/2027		8,116	7,850	7,773	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	9.99%		4/5/2030		5,000	4,860	4,969
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%	10.86%		4/27/2024		138	138	94
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%	10.88%		4/27/2024		8,113	8,111	5,531
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.38%		4/17/2028		2,977	2,580	2,799	(4)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.43%		10/5/2027		7,680	7,642	7,643
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.67%		11/20/2028		8,843	8,713	8,717	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.92%		4/5/2029		8,801	8,442	8,794
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.33%		9/19/2030		8,000	7,880	7,834
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.99%		3/30/2029		8,215	7,559	7,913
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.42%		12/29/2028		7,212	7,103	7,022	(4)
Veritas US Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.43%		9/1/2025		6,305	6,257	5,500
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.67%		9/21/2027		6,148	6,008	5,939	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.27%		4/30/2025		1,965	1,920	1,855	(4)
Total Portfolio Investments									$332,637	$331,808	$322,179
_________
(1) Represents the interest rate as of September 30, 2023. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR and/or LIBOR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All the SOFR shown above is in U.S. dollars. As of September 30, 2023, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.39% and the 30-day LIBOR at 5.43%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of September 30, 2023 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of September 30, 2023.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of September 30, 2023. Both the cost and fair value of the Company's SLF JV I Notes were $96.3 million as of September 30, 2022. The Company earned interest income of $12.7 million, $8.0 million and $7.4 million on the SLF JV I Notes for the years ended September 30, 2023, 2022 and 2021, respectively. As of September 30, 2023, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $28.9 million, respectively, as of September 30, 2023, and $49.3 million and $20.7 million, respectively, as of September 30, 2022. The Company earned $4.2 million, $2.9 million and $0.9 million in dividend income for the years ended September 30, 2023, 2022 and 2021, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of September 30, 2023 and September 30, 2022 and for the years ended September 30, 2023, 2022 and 2021:

	September 30, 2023	September 30, 2022
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2023:$331,808; cost September 30, 2022: $382,673)	$322,179	$359,625
Cash and cash equivalents	31,950	14,274
Restricted cash	2,987	5,642
Other assets	18,988	5,686
Total assets	$376,104	$385,227

Senior credit facility payable	$149,000	$230,000
Secured borrowings	38,845	—
SLF JV I Notes payable at fair value (proceeds September 30, 2023: $128,750; proceeds September 30, 2022: $110,000)	128,750	110,000
Other liabilities	26,630	21,539
Total liabilities	$343,225	$361,539
Members' equity	32,879	23,688
Total liabilities and members' equity	$376,104	$385,227

	Year ended September 30, 2023	Year ended September 30, 2022	Year ended September 30, 2021
Selected Statements of Operations Information:
Interest income	$38,984	$24,014	$20,018
Other income	290	198	565
Total investment income	39,274	24,212	20,583
Senior credit facility and secured borrowing interest expense	19,002	7,713	5,706
SLF JV I Notes interest expense	14,544	9,146	8,444
Other expenses	442	253	260
Total expenses (1)	33,988	17,112	14,410
Net investment income	5,286	7,100	6,173
Net unrealized appreciation (depreciation)	13,416	(23,661)	13,270
Net realized gains (losses)	(10,962)	534	399
Net income (loss)	$7,740	$(16,027)	$19,842
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
During the year ended September 30, 2023, the Company sold $31.8 million of senior secured debt investments to SLF JV I for $30.6 million cash consideration, which represented the fair value at the time of sale. A loss of $0.2 million was recognized by the Company on these transactions. During the year ended September 30, 2022, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions. During the year ended September 30, 2021, the Company sold $48.0 million of senior secured debt investments to SLF JV I for $47.2 million cash consideration,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

which represented the fair value at the time of sale. A gain of $2.5 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of September 30, 2023 and September 30, 2022, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (the "Glick JV Facility"), which, as of September 30, 2023, had a revolving period end date and maturity date of August 12, 2026 and August 17, 2026, respectively, and permitted borrowings of up to $80.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of September 30, 2023, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 2.00% per annum. $53.0 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of September 30, 2023.
As of September 30, 2023 and September 30, 2022, the Glick JV had total assets of $141.2 million and $146.8 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 38 and 43 portfolio companies as of September 30, 2023 and September 30, 2022, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $50.0 million and $50.3 million in the aggregate at fair value as of September 30, 2023 and September 30, 2022, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of September 30, 2023 and September 30, 2022, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of September 30, 2023 and September 30, 2022, of which $73.5 million was from the Company. As of each of September 30, 2023 and September 30, 2022, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of September 30, 2023 and September 30, 2022, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of September 30, 2023 and September 30, 2022:

	September 30, 2023	September 30, 2022
Senior secured loans (1)	$130,589	$143,225
Weighted average current interest rate on senior secured loans (2)	10.77%	8.52%
Number of borrowers in the Glick JV	38	43
Largest loan exposure to a single borrower (1)	$6,230	$6,562
Total of five largest loan exposures to borrowers (1)	$28,396	$28,973
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of September 30, 2023

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.32%		8/18/2028	$2,000	$1,960	$1,978
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.90%		12/18/2025	574	568	564	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.15%		12/18/2025	3,746	3,709	3,678	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.04%		6/30/2025	6,230	6,185	5,819	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.43%		6/9/2028	2,478	2,367	2,307
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.81%		10/20/2028	2,860	2,825	2,514	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.15%	9.54%		11/26/2026	2,895	2,866	2,895
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	10.42%		2/28/2028	2,993	2,913	2,997
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.40%		8/11/2025	907	705	654	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.63%		12/29/2027	1,716	1,692	1,616	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027	—	(3)	(12)	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.90%		10/25/2028	2,078	2,039	1,570	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.42%		8/19/2028	1,980	1,899	1,924
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.67%		8/19/2028	995	942	968
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.68%		1/20/2029	2,423	2,244	2,158
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.57%		2/15/2029	1,772	1,674	1,744
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	11.49%		12/24/2026	3,628	3,586	3,478	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027	3,363	3,332	3,282	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027	800	795	780	(4)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.39%		10/13/2029	2,766	2,607	2,741	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	SOFR+	4.50%	9.89%		7/31/2029	2,841	2,820	2,841
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.43%		8/2/2027	2,460	2,435	2,410	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.12%		4/26/2029	$2,970	$2,922	$2,899	(4)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.57%		8/11/2028	3,930	3,891	3,301	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.67%		4/9/2029	3,960	3,865	3,759	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.90%		6/30/2026	3,910	3,866	3,915
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.40%		3/25/2027	2,250	2,210	1,770	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.32%		8/15/2028	4,500	4,350	4,349
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.32%		10/14/2027	3,930	3,877	3,876
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026	1,630	1,616	1,596	(4)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026	—	(1)	(3)	(4)(5)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	4.76%	10.15%		3/31/2025	5,198	5,192	5,159
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.43%		9/25/2026	3,849	3,830	3,843
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.65%		12/17/2027	683	650	676
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.74%		12/18/2028	2,842	2,799	2,586	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.45%		4/6/2027	5,182	5,029	4,964	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.45%		4/6/2027	226	216	211	(4)(5)
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%	10.88%		4/27/2024	6,029	6,025	4,110
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%	10.86%		4/27/2024	103	102	70
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.43%		10/5/2027	3,292	3,275	3,276
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.67%		11/20/2028	4,913	4,840	4,843	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.92%		4/5/2029	5,227	5,032	5,224
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.33%		9/27/2030	4,000	3,939	3,916
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.99%		3/30/2029	2,641	2,439	2,544
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.42%		12/29/2028	2,993	2,948	2,914	(4)
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.67%		9/21/2027	3,843	3,756	3,712	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.27%		4/30/2025	983	960	927	(4)
Total Portfolio Investments								$130,589	$127,788	$123,343
__________
(1) Represents the interest rate as of September 30, 2023. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2023, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 5.32% and the 90-day SOFR at 5.39%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of September 30, 2023 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of September 30, 2023.
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.2 million and $50.3 million, respectively, as of September 30, 2022. For the years ended September 30, 2023 and 2022 and for the period from March 19, 2021 to September 30, 2021, the Company's investment in the Glick JV Notes earned interest income of $6.7 million, $4.7 million and $2.4 million, respectively. The Company did not earn dividend income for the years ended September 30, 2023 and 2022 and for the period from March 19, 2021 to September 30, 2021 with respect to its

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

investment in the LLC equity interest of the Glick JV. As of September 30, 2023, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of September 30, 2023 and September 30, 2022 and for the years ended September 30, 2023 and 2022 and for the period from March 19, 2021 to September 30, 2021:

	September 30, 2023	September 30, 2022
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2023: $127,788; September 30, 2022: 140,083)	$123,343	$133,144
Cash and cash equivalents	12,119	7,021
Restricted cash	184	1,788
Other assets	5,521	4,855
Total assets	$141,167	$146,808

Senior credit facility payable	$53,000	$82,082
Glick JV Notes payable at fair value (proceeds September 30, 2023: $66,685; September 30, 2022: 68,185)	57,201	57,463
Secured borrowings	18,106	—
Other liabilities	12,860	7,263
Total liabilities	$141,167	$146,808
Members' equity	—	—
Total liabilities and members' equity	$141,167	$146,808

	For the year ended September 30, 2023	For the year ended September 30, 2022	For the period from March 19, 2021 to September 30, 2021
Selected Statements of Operations Information:
Interest income	$14,043	$9,703	$4,643
Fee income	63	149	67
Total investment income	14,106	9,852	4,710
Senior credit facility and secured borrowing interest expense	6,560	2,747	1,157
Glick JV Notes interest expense	6,056	3,576	1,780
Other expenses	182	168	95
Total expenses (1)	12,798	6,491	3,032
Net investment income	1,308	3,361	1,678
Net unrealized appreciation (depreciation)	1,254	(3,216)	(1,710)
Realized gain (loss)	(2,562)	(145)	32
Net income (loss)	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.

During the year ended September 30, 2023, the Company sold $6.5 million of senior secured debt investments to Glick JV for $6.3 million cash consideration, which represented the fair value at the time of sale. During the year ended September 30, 2022 and the period from March 19, 2021 to September 30, 2021, the Company did not sell any debt investments to the Glick JV.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the years ended September 30, 2023, 2022 and 2021, the Company recorded total fee income of $6.5 million, $6.6 million and $14.1 million, respectively, of which $0.9 million, $0.9 million and $0.6 million respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and certain exit fees.

Note 5. Share Data and Net Assets
The share and per share information for the years ended September 30, 2022 and September 30, 2021 disclosed in Note 5 have been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2023, 2022 and 2021:

(Share amounts in thousands)	Year ended September 30, 2023	Year ended September 30, 2022	Year ended September 30, 2021
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$117,331	$29,223	$237,260
Weighted average common shares outstanding — basic and diluted	72,119	60,727	54,039
Earnings (loss) per common share — basic and diluted	$1.63	$0.48	$4.39

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the years ended September 30, 2023, 2022 and 2021:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2020	46,987	$470	$1,488,713	$(574,304)	$914,879
Net investment income	—	—	—	97,106	97,106
Net unrealized appreciation (depreciation)	—	—	—	114,519	114,519
Net realized gains (losses)	—	—	—	26,420	26,420
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(785)	(785)
Distributions to stockholders	—	—	—	(82,020)	(82,020)
Reclassification of additional paid-in capital	—	—	74,271	(74,271)	—
Issuance of common stock in connection with the OCSI Merger	13,133	131	242,573	—	242,704
Issuance of common stock under dividend reinvestment plan	113	1	2,169	—	2,170
Repurchases of common stock under dividend reinvestment plan	(113)	(1)	(2,169)	—	(2,170)
Balance as of September 30, 2021	60,120	601	1,805,557	(493,335)	1,312,823
Net investment income	—	—	—	148,621	148,621
Net unrealized appreciation (depreciation)	—	—	—	(136,248)	(136,248)
Net realized gains (losses)	—	—	—	17,179	17,179
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(329)	(329)
Distributions to stockholders	—	—	—	(118,657)	(118,657)
Issuance of common stock in connection with the "at the market" offering	934	9	20,613	—	20,622
Issuance of common stock under dividend reinvestment plan	166	2	3,407	—	3,409
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,856)	—	(1,857)
Balance as of September 30, 2022	61,125	611	1,827,721	(582,769)	1,245,563
Net investment income	—	—	—	180,697	180,697
Net unrealized appreciation (depreciation)	—	—	—	(28,555)	(28,555)
Net realized gains (losses)	—	—	—	(33,155)	(33,155)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(1,656)	(1,656)
Distributions to stockholders	—	—	—	(185,900)	(185,900)
Issuance of common stock in connection with the OSI2 Merger	15,860	159	333,875	—	334,034
Issuance of common stock in connection with the "at the market" offering	69	1	1,299	—	1,300
Issuance of common stock under dividend reinvestment plan	297	3	5,851	—	5,854
Repurchase of common stock under dividend reinvestment plan	(126)	(2)	(2,416)	—	(2,418)
Balance as of September 30, 2023	77,225	$772	$2,166,330	$(651,338)	$1,515,764

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

For income tax purposes, the Company has reported its distributions for the 2022 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2022 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders. For the year ended September 30, 2023, no portion of the distributions was deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2023, 2022 and 2021:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (3)		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(1)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8	million	41,510	(1)	0.8	million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1	million	68,412	(2)	1.3	million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3	million	57,279	(2)	1.1	million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	(1)	1.5 million
Total for the year ended September 30, 2023				$2.61	$180.0	million	297,336		$5.9	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465	$27.2	million	35,990	(1)	$0.8	million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5	million	34,804	(1)	0.8	million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4	million	43,676	(2)	0.9	million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51	30.2	million	51,181	(2)	1.0	million
Total for the year ended September 30, 2022				$1.95	$115.3	million	165,651		$3.4	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 13, 2020	December 15, 2020	December 31, 2020	$0.33	$15.0	million	31,321	(2)	$0.5	million
Quarterly	January 29, 2021	March 15, 2021	March 31, 2021	0.36	16.4	million	27,234	(2)	0.5	million
Quarterly	April 30, 2021	June 15, 2021	June 30, 2021	0.39	22.9	million	25,660	(2)	0.5	million
Quarterly	July 30, 2021	September 15, 2021	September 30, 2021	0.435	25.5	million	28,358	(2)	0.6	million
Total for the year ended September 30, 2021				$1.515	$79.8	million	112,573		$2.2	million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.
(3) Totals may not sum due to rounding.

Common Stock Issuances
On January 23, 2023, in connection with the OSI2 Merger, the Company issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders. On March 19, 2021, in connection with the OCSI Merger, the Company issued an aggregate of 13,133,337 shares of common stock to former OCSI stockholders. There were no other common stock issuances during the year ended September 30, 2021.
During the year ended September 30, 2023, the Company issued 171,645 shares of common stock as part of the DRIP. During the year ended September 30, 2022, the Company issued an aggregate of 70,794 shares of common stock as part of the DRIP.
On February 7, 2022, the Company entered into an equity distribution agreement by and among the Company, Oaktree, Oaktree Administrator and Keefe, Bruyette & Woods, Inc., JMP Securities LLC, Raymond James & Associates, Inc. and SMBC Nikko Securities America, Inc., as placement agents, in connection with the issuance and sale by the Company of shares of common stock, having an aggregate offering price of up to $125.0 million. The equity distribution agreement was amended on February 8, 2023 to allow for the sale of shares of the Company’s common stock having an aggregate offering price of up to $125 million under the Company’s current registration statement and on August 8, 2023 to add Jefferies LLC as an additional placement agent and to remove SMBC Nikko Securities America, Inc. as replacement agent. Sales of the common stock may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

In connection with the "at the market" offering, the Company issued and sold 68,752 shares of common stock during the year ended September 30, 2023 for net proceeds of $1.3 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	68,752	$1,384	$14	$1,370	$20.13
(1) Net proceeds excludes offering costs of $0.1 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
In connection with the "at the market" offering, the Company issued and sold 933,733 shares of common stock during the year ended September 30, 2022 for net proceeds of $20.6 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	933,733	$21,049	$210	$20,839	$22.54
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

As of September 30, 2023, the size of the Syndicated Facility was $1.218 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of September 30, 2023, (i) the period during which the Company may make drawings with respect to $1.035 billion of commitments will expire on June 23, 2027 and the maturity date is June 23, 2028, (ii) the period during which the Company may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at the Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company. As of September 30, 2023, except for assets that were held by OSI 2 Senior Lending SPV, LLC and certain immaterial subsidiaries, substantially all of the Company's assets are pledged as collateral under the Syndicated Facility.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of September 30, 2023, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of September 30, 2023 and September 30, 2022, the Company had $430.0 million and $540.0 million of borrowings outstanding under the Syndicated Facility, respectively, which had a fair value of $430.0 million and $540.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.792%, 2.876% and 2.197% for the years ended September 30, 2023, 2022 and 2021, respectively. For the years ended September 30, 2023, 2022 and 2021, the Company recorded interest expense (inclusive of fees) of $50.0 million, $19.5 million and $13.8 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “Citibank Facility”) with OCSL Senior Funding II LLC (formerly OCSI Senior Funding II LLC), the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the Company, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. On May 25, 2023, in connection with an amendment to the OSI2 Citibank Facility, the Citibank Facility was terminated. In connection with the termination of the Citibank Facility, the Company accelerated $0.6 million of deferred financing costs into interest expense during the year ended September 30, 2023.
As of September 30, 2022, the Company had $160.0 million outstanding under the Citibank Facility, which had a fair value of $160.0 million. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.781%, 3.179% and 2.086% for the years ended September 30, 2023 and 2022 and the period from March 19, 2021 to September 30, 2021, respectively. For the years ended September 30, 2023 and 2022 and the period from March 19, 2021 to September 30, 2021, the Company recorded interest expense (inclusive of fees) of $8.0 million, $5.8 million and $1.9 million, respectively, related to the Citibank Facility.
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
As of September 30, 2023, the Company was able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of September 30, 2023, the OSI2 Citibank Facility has a reinvestment period through May 25, 2025, during which advances may be made, and matures on January 26, 2027. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% on all other eligible loans and (b) for all other lenders, SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans, in all cases subject to a minimum overall rate of SOFR plus 2.50% per annum. After the reinvestment period, the applicable spread is 4.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of September 30, 2023, the Company had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

interest rate of 7.666% for the period from January 23, 2023 to September 30, 2023. For the period from January 23, 2023 to September 30, 2023, the Company recorded interest expense (inclusive of fees) of $14.6 million related to the OSI2 Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2023, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, beginning on January 15, 2022, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2023, the Company did not repurchase any of the 2027 Notes in the open market.

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
In connection with the 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.700% and pays a floating interest rate of the three-month SOFR plus 1.658% plus a SOFR adjustment of 0.26161% on a notional amount of $350 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swap.
2029 Notes
On August 15, 2023, the Company issued $300.0 million in aggregate principal amount of the 2029 Notes for net proceeds of $292.9 million after deducting OID of $3.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.6 million. The OID on the 2029 Notes is amortized based on the effective interest method over the term of the 2029 Notes.
The 2029 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the seventh supplemental indenture, dated August 15, 2023 (collectively, the "2029 Notes Indenture"), between the Company and the Trustee. The 2029 Notes are the Company's general unsecured obligations that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes. The 2029 Notes rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated. The 2029 Notes effectively rank junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2029 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2023, the Company did not repurchase any of the 2029 Notes in the open market.
The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions (but giving effect to any exemptive relief granted to the Company by the SEC), as well as covenants requiring the Company to provide financial information to the holders of the 2029 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2025 Notes Indenture.
In connection with the 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.100% and pays a floating interest rate of the three-month SOFR plus 3.1255% on a notional amount of $300 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swap.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of September 30, 2023 and September 30, 2022:

	As of September 30, 2023			As of September 30, 2022
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0
Unamortized financing costs	(1.1)	(2.5)	(3.5)	(1.8)	(3.2)
Unaccreted discount	(0.7)	(0.6)	(3.4)	(1.2)	(0.7)
Interest rate swap fair value adjustment	—	(40.5)	(7.0)	—	(42.0)
Net carrying value	$298.2	$306.4	$286.1	$297.0	$304.1
Fair Value	$286.4	$301.8	$290.0	$283.1	$294.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the year ended September 30, 2023:

($ in millions)	2025 Notes	2027 Notes	2029 Notes
Coupon interest	$10.5	$9.5	$2.7
Amortization of financing costs and discount	1.3	0.9	0.2
Effect of interest rate swap	—	13.4	0.6
Total interest expense	$11.8	$23.8	$3.5
Coupon interest rate (net of effect of interest rate swaps)	3.500%	6.539%	8.490%
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
As of September 30, 2023, the Company had net capital loss carryforwards of $558.3 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $70.3 million are available to offset future short-term capital gains and $488.0 million are available to offset future long-term capital gains. A portion of such net capital loss carryfowards represented a realized loss under sections 382 and 383 of the Code, which is carried forward to future years to offset future gains subject to certain limitations.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the years ended September 30, 2023, 2022 and 2021.

	Year ended September 30, 2023	Year ended September 30, 2022	Year ended September 30, 2021
Net increase (decrease) in net assets resulting from operations	$117,331	$29,223	$237,260
Net unrealized (appreciation) depreciation	28,555	136,248	(114,519)
Book/tax difference due to organizational costs	—	(87)	(87)
Book/tax difference due to capital losses suspended (utilized)	34,607	(16,490)	(41,625)
Other book/tax differences	(14,691)	(6,506)	11,863
Taxable/Distributable Income (1)	$165,802	$142,388	$92,892
 __________
(1) The Company's taxable income for the year ended September 30, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of September 30, 2023, $8.1 million of the $8.1 million deferred tax assets would not more likely than not be realized in future periods. As of September 30, 2023, the Company recorded a net deferred tax liability of less than $0.1 million on the Consolidated Statements of Assets and Liabilities.
For the year ended September 30, 2023, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $1.7 million, which was composed primarily of a deferred income tax expense.
For the year ended September 30, 2022, the Company recognized a provision for income tax related to net investment income of $3.3 million, which was all current income tax expense. For the year ended September 30, 2022, the Company also recognized a total provision for income tax related to realized and unrealized gains (losses) of $0.3 million, which was composed of (i) a current income tax expense of approximately $1.3 million and (ii) a deferred income tax benefit of approximately $1.0 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2023, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$33,525
Net realized capital losses	(509,832)
Unrealized losses, net	(175,031)
Accumulated overdistributed earnings	$(651,338)
The aggregate cost of investments for U.S. federal income tax purposes was $3,070.0 million as of September 30, 2023. As of September 30, 2023, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $529.5 million. As of September 30, 2023, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $704.5 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $175.0 million.

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
During the year ended September 30, 2023, the Company recorded an aggregate net realized loss of $33.2 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
SIO2 Medical Products Inc.	$(13.9)
Convergeone Holdings Inc.	(6.0)
Foreign currency forward contracts	(5.8)
Aden & Anais Merger Sub Inc.	(5.2)
Radiology Partners Inc.	(4.2)
Carvana Co.	(2.8)
Impel Neuropharma Inc.	(2.3)
ASP Unifrax Holdings Inc.	(2.1)
WP CPP Holdings LLC	(1.3)
Global Medical Response Inc.	(1.0)
Athenex Inc.	6.5
Tersera Therapeutics LLC	5.2
CorEvitas Group Holdings LP	4.0
Other, net	(4.3)
Total, net	$(33.2)

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
During the years ended September 30, 2023, 2022 and 2021, the Company recorded net unrealized appreciation (depreciation) of $(28.6) million, $(136.2) million and $114.5 million, respectively. For the year ended September 30, 2023, this consisted of $49.1 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation on equity investments, partially offset by $25.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2022, this consisted of $94.1 million of net unrealized depreciation on debt investments, $35.4 million of net unrealized depreciation on equity investments and $11.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $4.9 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2021, this consisted of $70.0 million of net unrealized appreciation on debt investments, $36.3 million of net unrealized appreciation on equity investments, $6.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.7 million of net unrealized appreciation of foreign currency forward contracts.
During the year ended September 30, 2023, unrealized depreciation included a one-time unrealized loss of $20.7 million that resulted solely from accounting adjustments related to the OSI2 Merger. During the year ended September 30, 2021, unrealized depreciation included a one-time unrealized gain of $34.1 million that resulted solely from accounting adjustments related to the OCSI Merger.

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
Note 10. Related Party Transactions

As of September 30, 2023 and September 30, 2022, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $19.5 million and $15.9 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
The investment advisory agreement with Oaktree was amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger and on January 23, 2023 in connection with the closing of OSI2 Merger. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree.
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
For the years ended September 30, 2023, 2022 and 2021, the base management fee incurred under the Investment Advisory Agreement was $39.4 million (net of waiver), $36.6 million (net of waiver) and $30.7 million (net of waiver), respectively.
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

For the years ended September 30, 2023, 2022 and 2021, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $35.8 million, $26.6 million and $21.6 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of September 30, 2023, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the years ended September 30, 2023 and September 30, 2022, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement. For the year ended September 30, 2021, the Company incurred $8.8 million of capital gains incentive fees under the Investment Advisory Agreement.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the year ended September 30, 2023, there were no accrued capital gains incentive fees. For the year ended September 30, 2022, $8.8 million of previously accrued capital gains incentive fees were reversed. For the year ended September 30, 2021, $17.6 million of accrued capital gains incentive fees were expensed. As of September 30, 2023, the total accrued capital gains incentive fee liability was zero.
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
For the years ended September 30, 2023, 2022 and 2021, the Company accrued administrative expenses of $1.5 million, $1.5 million and $1.7 million, respectively, including $0.3 million, $0.3 million and $0.2 million of general and administrative expenses, respectively.
As of September 30, 2023 and September 30, 2022, $4.3 million and $3.2 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2023(6)	Year ended September 30, 2022(6)	Year ended September 30, 2021(6)	Year ended September 30, 2020(6)	Year ended September 30, 2019(6)
Net asset value per share at beginning of period	$20.38	$21.84	$19.47	$19.81	$18.26
Net investment income (1)	2.51	2.45	1.80	1.53	1.45
Net unrealized appreciation (depreciation) (1)(7)	(0.17)	(2.23)	2.19	(0.44)	0.82
Net realized gains (losses) (1)	(0.46)	0.28	0.49	(0.30)	0.44
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	(0.02)	(0.01)	(0.02)	0.04	(0.02)
Distributions of net investment income to stockholders	(2.61)	(1.95)	(1.52)	(1.17)	(1.14)
Issuance of common stock	—	—	(0.57)	—	—
Net asset value per share at end of period	$19.63	$20.38	$21.84	$19.47	$19.81
Per share market value at beginning of period	$18.00	$21.18	$14.52	$15.54	$14.88
Per share market value at end of period	$20.12	$18.00	$21.18	$14.52	$15.54
Total return (2)	27.30%	(6.71)%	57.61%	2.10%	12.56%
Common shares outstanding at beginning of period	61,125	60,120	46,987	46,987	46,987
Common shares outstanding at end of period	77,225	61,125	60,120	46,987	46,987
Net assets at beginning of period	$1,245,563	$1,312,823	$914,879	$930,630	$858,035
Net assets at end of period	$1,515,764	$1,245,563	$1,312,823	$914,879	$930,630
Average net assets (3)	$1,437,728	$1,308,518	$1,150,662	$871,305	$909,264
Ratio of net investment income to average net assets (3)	12.57%	11.36%	8.44%	8.26%	7.47%
Ratio of total expenses to average net assets (3)	14.19%	8.68%	9.65%	7.57%	9.65%
Ratio of net expenses to average net assets (3)	13.81%	8.45%	9.51%	8.16%	8.78%
Ratio of portfolio turnover to average investments at fair value	26.12%	26.99%	39.66%	38.99%	32.50%
Weighted average outstanding debt (4)	$1,659,701	$1,361,151	$964,390	$647,080	$573,891
Average debt per share (1)	$23.01	$22.41	$17.85	$13.77	$12.21
Asset coverage ratio at end of period (5)	187.74%	188.64%	201.68%	227.22%	294.91%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,660.0 million, $1,350.0 million, $1,280.0 million, $714.8 million and $476.1 million as of September 30, 2023, 2022, 2021, 2020 and 2019, respectively.
(6)
The share and per share information disclosed in this table has been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(7)	For the year ended September 30, 2023, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OSI2 Merger. For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OCSI Merger.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30 for the years indicated below.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
Syndicated Facility and Prior ING Facility
Fiscal 2014	$267,395	2,595	—	N/A
Fiscal 2015	383,495	2,389	—	N/A
Fiscal 2016	472,495	2,208	—	N/A
Fiscal 2017	226,495	2,274	—	N/A
Fiscal 2018	241,000	2,330	—	N/A
Fiscal 2019	314,825	2,949	—	N/A
Fiscal 2020	414,825	2,272	—	N/A
Fiscal 2021	495,000	2,017	—	N/A
Fiscal 2022	540,000	1,886	—	N/A
Fiscal 2023	430,000	1,877	—	N/A

Citibank Facility
Fiscal 2021	$135,000	2,017	—	N/A
Fiscal 2022	160,000	1,886	—	N/A

OSI2 Citibank Facility
Fiscal 2023	$280,000	1,877	—	N/A

Sumitomo Facility
Fiscal 2014	$50,000	2,595	—	N/A
Fiscal 2015	43,800	2,389	—	N/A
Fiscal 2016	43,800	2,208	—	N/A
Fiscal 2017	29,500	2,274	—	N/A

Convertible Notes
Fiscal 2014	$115,000	2,595	—	N/A
Fiscal 2015	115,000	2,389	—	N/A

Secured Borrowings
Fiscal 2014	$84,750	2,595	—	N/A
Fiscal 2015	21,787	2,389	—	N/A
Fiscal 2016	18,929	2,208	—	N/A
Fiscal 2017	13,489	2,274	—	N/A
Fiscal 2018	12,314	2,330	—	N/A

2019 Notes
Fiscal 2014	$250,000	2,595	—	N/A
Fiscal 2015	250,000	2,389	—	N/A
Fiscal 2016	250,000	2,208	—	N/A
Fiscal 2017	250,000	2,274	—	N/A
Fiscal 2018	228,825	2,330	—	N/A

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
2024 Notes
Fiscal 2014	$75,000	2,595	—	966.96
Fiscal 2015	75,000	2,389	—	991.94
Fiscal 2016	75,000	2,208	—	993.70
Fiscal 2017	75,000	2,274	—	1,006.74
Fiscal 2018	75,000	2,330	—	1,010.72
Fiscal 2019	75,000	2,949	—	1,012.76

2025 Notes
Fiscal 2020	$300,000	2,272	—	N/A
Fiscal 2021	300,000	2,017	—	N/A
Fiscal 2022	300,000	1,886	—	N/A
Fiscal 2023	300,000	1,877	—	N/A

2027 Notes
Fiscal 2021	$350,000	2,017	—	N/A
Fiscal 2022	350,000	1,886	—	N/A
Fiscal 2023	350,000	1,877	—	N/A

2028 Notes
Fiscal 2014	$86,250	2,595	—	943.73
Fiscal 2015	86,250	2,389	—	988.06
Fiscal 2016	86,250	2,208	—	999.29
Fiscal 2017	86,250	2,274	—	1,007.51
Fiscal 2018	86,250	2,330	—	994.82
Fiscal 2019	86,250	2,949	—	993.33

2029 Notes
Fiscal 2023	$300,000	1,877	—	N/A

Total Senior Securities
Fiscal 2014	$928,395	2,595	—
Fiscal 2015	975,332	2,389	—
Fiscal 2016	946,474	2,208	—
Fiscal 2017	680,734	2,274	—
Fiscal 2018	643,389	2,330	—
Fiscal 2019	476,075	2,949	—
Fiscal 2020	714,825	2,272	—
Fiscal 2021	1,280,000	2,017	—
Fiscal 2022	1,350,000	1,886	—
Fiscal 2023	1,660,000	1,877	—
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2023, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
In connection with the issuance of the 2027 Notes and 2029 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada pursuant to ISDA Master Agreements. As of September 30, 2023, the Company paid $54.3 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$42,182	€38,026	11/9/2023	$1,857	$—	Derivative asset
Foreign currency forward contract	$72,098	£56,556	11/9/2023	3,053	—	Derivative asset
				$4,910	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$43,179	€41,444	11/10/2022	$2,466	$—	Derivative asset
Foreign currency forward contract	$45,692	£37,033	11/10/2022	4,323	—	Derivative asset
				$6,789	$—
Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2023.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$40,519	Derivative liability
Interest rate swap	300,000	2/15/2029	—	7,000	Derivative liability
			$—	$47,519
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2022.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$41,969	Derivative liability
			$—	$41,969

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2023, the Company's only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2022, the Company's only off-balance sheet arrangements consisted of $224.2 million of unfunded commitments, which was comprised of $175.2 million to provide debt and equity financing to certain of its portfolio companies and $49.0 million to provide financing to the JVs. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, subordinated notes and LLC equity interests in the JVs, preferred stock and limited partnership interests) as of September 30, 2023 and September 30, 2022 is shown in the table below:

	September 30, 2023	September 30, 2022
107-109 Beech OAK22 LLC	$26,969	$—
Delta Leasing SPV II LLC	14,639	27,187
BioXcel Therapeutics, Inc.	14,547	11,785
OCSI Glick JV LLC	13,998	13,998
Senior Loan Fund JV I, LLC	13,125	35,000
Fairbridge Strategic Capital Funding LLC	13,090	22,150
MND Holdings III Corp	9,122	—
Seres Therapeutics, Inc.	8,090	—
Assembled Brands Capital LLC	7,514	2,008
iCIMs, Inc.	7,466	6,930
Grove Hotel Parcel Owner, LLC	5,286	4,293
scPharmaceuticals Inc.	5,212	—
Kings Buyer, LLC	5,189	1,537
Avalara, Inc.	5,047	—
Mindbody, Inc.	4,762	4,000
Accupac, Inc.	4,500	4,605
107 Fair Street LLC	4,227	—
Harrow, Inc.	4,011	—
Inventus Power, Inc.	3,792	—
Dominion Diagnostics, LLC	3,484	11,148
Establishment Labs Holdings Inc.	3,384	5,075
OTG Management, LLC	3,190	3,789
PRGX Global, Inc.	3,127	2,518
Salus Workers' Compensation, LLC	3,102	—
ADC Therapeutics SA	3,020	3,020
Relativity ODA LLC	2,762	2,218
LSL Holdco, LLC	2,650	427
Spanx, LLC	2,473	2,226
Impel Pharmaceuticals Inc.	2,458	—
SCP Eye Care Services, LLC	2,356	—
112-126 Van Houten Real22 LLC	2,343	—
MRI Software LLC	2,261	5,196
Supreme Fitness Group NY Holdings, LLC	2,199	1,527
Tahoe Bidco B.V.	2,162	1,741
Coupa Holdings, LLC	2,075	—
Galileo Parent, Inc.	2,061	—
Oranje Holdco, Inc.	1,904	—
SIO2 Medical Products, Inc.	1,821	—
Pluralsight, LLC	1,787	3,532
Evergreen IX Borrower 2023, LLC	1,626	—
Berner Food & Beverage, LLC	1,622	1,392
PPW Aero Buyer, Inc.	1,466	—
Liquid Environmental Solutions Corporation	1,383	1,115
Acquia Inc.	1,376	1,326
Digital.AI Software Holdings, Inc.	1,078	826
Finastra USA, Inc.	960	—
MHE Intermediate Holdings, LLC	821	1,429
Telestream Holdings Corporation	407	528
Coyote Buyer, LLC	400	1,333
ASP-R-PAC Acquisition Co LLC	396	—
BAART Programs, Inc.	—	8,645
Marinus Pharmaceuticals, Inc.	—	5,734
RumbleOn, Inc.	—	4,822
Ardonagh Midco 3 PLC	—	4,372
Innocoll Pharmaceuticals Limited	—	4,195
Mesoblast, Inc.	—	3,553
Dialyze Holdings, LLC	—	3,431
Thrasio, LLC	—	2,578
Apptio, Inc.	—	1,338
CorEvitas, LLC	—	915
109 Montgomery Owner LLC	—	477
GKD Index Partners, LLC	—	320
Total	$232,740	$224,239

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
The following table summarizes the allocation of the consideration paid to the assets acquired and liabilities assumed as a result of the OSI2 Merger:

Common stock issued by the Company (1)	$334,034
Transaction costs	1,932
Consideration paid	$335,966

Investments	$592,809
Cash and cash equivalents	22,317
Other assets	6,679
Total assets acquired	$621,805

Debt	$225,000
Other liabilities	60,839
Total liabilities acquired	285,839
Total net assets acquired	$335,966
__________
(1) Common stock issued by the Company includes $19 of cash paid in lieu of issuing fractional shares.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2023, except as discussed below.
Distribution Declaration
On November 8, 2023, the Company’s Board of Directors declared quarterly and special distributions of $0.55 per share and $0.07 per share, respectively, payable in cash on December 29, 2023 to stockholders of record on December 15, 2023.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2023

Portfolio Company	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2022	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2023	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	—	27,638	1.8%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.54%		8/28/2025		14,068	—	1,459	14,333	—	(265)	14,068	0.9%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.42%		8/28/2025		2,090	—	10	—	2,090	—	2,090	0.1%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.54%		8/28/2025		5,574	—	266	—	5,574	—	5,574	0.4%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	4,946	—	(2,235)	2,711	0.2%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.76%		10/20/2028		58,349	—	6,748	50,283	1,448	(1,714)	50,017	3.3%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.26%		12/29/2028		112,656	—	12,726	96,250	16,406	—	112,656	7.4%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	4,200	20,715	8,163	—	28,878	1.9%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		15,874	—	340	—	16,653	(779)	15,874	1.0%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,359	—	14	—	1,359	—	1,359	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	—	40,093	(3,867)	36,226	2.4%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$209,970	$—	$25,763	$214,165	$91,786	$(8,860)	$297,091	19.6%

Affiliate Investments
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	SOFR+	6.75%	12.14%		1/25/2026		21,852	—	2,640	24,225	2,467	(4,869)	21,823	1.4%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,783,332		—	—	370	40	(321)	89	—%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,129,453		—	—	1,223	139	(357)	1,005	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399		—	—	378	54	—	432	—%
Total Affiliate Investments									$21,852	$—	$2,640	$26,196	$2,700	$(5,547)	$23,349	1.5%
Total Control & Affiliate Investments									$231,822	$—	$28,403	$240,361	$94,486	$(14,407)	$320,440	21.1%

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

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2022

Portfolio Company	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2021	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2022	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829	$—	$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460	—	—	—	27,638	—	—	27,638	2.2%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	L+	5.00%	8.68%		2/28/2024		14,333	—	1,367	27,381	—	(13,048)	14,333	1.2%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	L+	5.00%			2/28/2024		—	—	57	—	—	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031	—	—	3,308	18,065	—	(13,119)	4,946	0.4%
First Star Speir Aviation Limited (5)	Airlines	First Lien Term Loan			9.00%		12/15/2025		—	7,500	—	7,500	—	(7,500)	—	—%
First Star Speir Aviation Limited (5)	Airlines	Membership Interest						100%	—	(5,632)	158	698	—	(698)	—	—%
OCSI Glick JV LLC (6)	Multi-Sector Holdings	Subordinated Debt	L+	4.50%	6.30%		10/20/2028		59,662	—	4,667	55,582	1,538	(6,837)	50,283	4.0%
OCSI Glick JV LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (7)	Multi-Sector Holdings	Subordinated Debt	L+	7.00%	8.80%		12/29/2028		96,250	—	8,001	96,250	—	—	96,250	7.7%
Senior Loan Fund JV I, LLC (7)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	2,901	37,651	—	(16,936)	20,715	1.7%
Total Control Investments									$170,245	$1,868	$20,459	$270,765	$1,538	$(58,138)	$214,165	17.2%

Affiliate Investments
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	L+	6.75%	10.42%		10/17/2023		24,490	—	1,764	15,712	14,996	(6,483)	24,225	1.9%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,609,201		—	—	587	—	(217)	370	—%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,019,169		—	—	1,152	71	—	1,223	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						70,425		—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399		—	—	838	—	(460)	378	—%
Total Affiliate Investments									$24,490	$—	$1,764	$18,289	$15,067	$(7,160)	$26,196	2.1%
Total Control & Affiliate Investments									$194,735	$1,868	$22,223	$289,054	$16,605	$(65,298)	$240,361	19.3%

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2023.

The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

PART III — OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	160

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2*	Description of Securities

4.3	Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.4	Fourth Supplemental Indenture, dated as of October 17, 2017, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.5	Fifth Supplemental Indenture, dated as of February 25, 2020, relating to the 3.500% Notes due 2025, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 25, 2020).

4.6	Form of 3.500% Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto).

4.7	Sixth Supplemental Indenture, dated as of May 18, 2021, relating to the 2.700% Notes due 2027, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on May 18, 2021).

4.8	Form of 2.700% Notes due 2027 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.7 hereto).

4.9	Seventh Supplemental Indenture, dated as of August 15, 2023, relating to the 7.100% Notes due 2029, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on August 15, 2023).

4.10	Form of 7.100% Notes due 2029 (contained in the Seventh Supplemental Indenture filed as Exhibit 4.9 hereto).

10.1	Second Amended and Restated Investment Advisory Agreement, dated as of January 23, 2023, between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.2	Administration Agreement, dated as of September 30, 2019 between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 2, 2019).

10.3	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on February 26, 2019).

10.6	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 13, 2019, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 17, 2019).

10.7	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

10.8	Incremental Commitment and Assumption Agreement, dated as of October 28, 2020, made by the Registrant, as Borrower, the assuming lender party hereto, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

10.9	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 10, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 14, 2020).

10.10	Incremental Commitment Agreement, dated as of December 28, 2020, made by the Registrant, as Borrower, MUFG Union Bank, N.A., as increasing lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 29, 2020).

10.11	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 1 to Amended and Restated Guarantee, Pledge and Security Agreement, dated May 4, 2021, among the Company, as borrower, OCSL SRNE, LLC, as subsidiary guarantor, FSFC Holdings, Inc., as subsidiary guarantor, the lenders party thereto, and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on August 4, 2021).

10.12	Incremental Commitment Agreement, dated as of December 10, 2021, made by Oaktree Specialty Lending Corporation, as Borrower, BNP Paribas, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among Oaktree Specialty Lending Corporation, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 13, 2021).

10.13	Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 7, 2023, among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 4, 2023).

10.14	Amendment No. 6 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 23, 2023, by and among the Registrant, as borrower, the lenders party thereto and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on June 26, 2023).

10.15	Loan and Security Agreement, dated as of July 26, 2019, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.16	First Amendment to Loan and Security Agreement, dated as of September 20, 2019, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.17	Second Amendment to Loan and Security Agreement, dated as of July 2, 2020, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.18	Third Amendment to Loan and Security Agreement, dated as of December 31, 2020, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.19	Fourth Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.20	Fifth Amendment to Loan and Security Agreement, dated as of December 2, 2022, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.21	Sixth Amendment to Loan and Security Agreement, dated as of May 25, 2023, by and among the Registrant, OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 1.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on May 30, 2023).

14.1*	Joint Code of Ethics of the Registrant, Oaktree Strategic Credit Fund and Oaktree Gardens OLP, LLC.

14.2	Code of Ethics of Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 29, 2017).

19.1*	Securities Trading Policy.

21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: FSFC Holdings, Inc. — Delaware OCSL Senior Funding II LLC— Delaware OSI 2 Senior Lending SPV, LLC

23.1*	Consent of Registered Public Accounting Firm

24	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

97.1*	Clawback Policy.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: November 13, 2023
POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mathew Pendo and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 13, 2023

/s/ CHRISTOPHER MCKOWN Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 13, 2023

/s/ JOHN B. FRANK John B. Frank	Director	November 13, 2023

/s/ PHYLLIS R. CALDWELL Phyllis R. Caldwell	Director	November 13, 2023

/s/ DEBORAH A. GERO Deborah A. Gero	Director	November 13, 2023

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 13, 2023

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 13, 2023