Form 10-Q
period 2023-12-31
Oaktree Specialty Lending Corp
filed 2024-02-01
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

The registrant had 78,965,350 shares of common stock outstanding as of January 30, 2024.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2023 (unaudited)	September 30, 2023
ASSETS
Investments at fair value:
Control investments (cost December 31 2023: $363,124; cost September 30, 2023: $345,245)	$316,309	$297,091
Affiliate investments (cost December 31, 2023: $26,916; cost September 30, 2023: $24,898)	24,442	23,349
Non-control/Non-affiliate investments (cost December 31, 2023: $2,797,710; cost September 30, 2023: $2,673,976)	2,677,801	2,571,980
Total investments at fair value (cost December 31, 2023: $3,187,750; cost September 30, 2023: $3,044,119)	3,018,552	2,892,420
Cash and cash equivalents	112,369	136,450
Restricted cash	19,328	9,089
Interest, dividends and fees receivable	43,038	44,570
Due from portfolio companies	7,912	6,317
Receivables from unsettled transactions	23,931	55,441
Due from broker	26,520	54,260
Deferred financing costs	11,827	12,541
Deferred offering costs	131	160
Derivative assets at fair value	—	4,910
Other assets	2,587	1,681
Total assets	$3,266,195	$3,217,839
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,273	$2,950
Base management fee and incentive fee payable	19,004	19,547
Due to affiliate	3,815	4,310
Interest payable	18,980	16,007
Director fees payable	160	—
Payables from unsettled transactions	57,279	11,006
Derivative liability at fair value	29,316	47,519
Deferred tax liability	—	5
Credit facilities payable	710,000	710,000
Unsecured notes payable (net of $6,534 and $7,076 of unamortized financing costs as of December 31, 2023 and September 30, 2023, respectively)	912,717	890,731
Total liabilities	1,754,544	1,702,075
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 78,965 and 77,225 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	790	772
Additional paid-in-capital	2,200,561	2,166,330
Accumulated overdistributed earnings	(689,700)	(651,338)
Total net assets (equivalent to $19.14 and $19.63 per common share as of December 31, 2023 and September 30, 2023, respectively) (Note 11)	1,511,651	1,515,764
Total liabilities and net assets	$3,266,195	$3,217,839

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022
Interest income:
Control investments	$6,005	$4,567
Affiliate investments	324	641
Non-control/Non-affiliate investments	82,721	64,298
Interest on cash and cash equivalents	2,364	472
Total interest income	91,414	69,978
PIK interest income:
Control investments	544	—
Non-control/Non-affiliate investments	3,305	6,130
Total PIK interest income	3,849	6,130
Fee income:
Control investments	13	13
Affiliate investments	5	5
Non-control/Non-affiliate investments	1,289	2,003
Total fee income	1,307	2,021
Dividend income:
Control investments	1,400	1,050
Non-control/Non-affiliate investments	15	—
Total dividend income	1,415	1,050
Total investment income	97,985	79,179
Expenses:
Base management fee	11,477	9,917
Part I incentive fee	9,028	7,703
Professional fees	1,504	1,500
Directors fees	160	160
Interest expense	32,170	20,719
Administrator expense	366	298
General and administrative expenses	591	746
Total expenses	55,296	41,043
Fees waived	(1,500)	(750)
Net expenses	53,796	40,293
Net investment income before taxes	44,189	38,886
Excise tax	—	(78)
Net investment income	44,189	38,808
Unrealized appreciation (depreciation):
Control investments	1,339	(3,309)
Affiliate investments	(925)	3
Non-control/Non-affiliate investments	(17,615)	(8,675)
Foreign currency forward contracts	(7,824)	(11,001)
Net unrealized appreciation (depreciation)	(25,025)	(22,982)
Realized gains (losses):
Control investments	786	—
Non-control/Non-affiliate investments	(13,340)	(7,651)
Foreign currency forward contracts	4,101	4,448
Net realized gains (losses)	(8,453)	(3,203)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(176)	549
Net realized and unrealized gains (losses), net of taxes	(33,654)	(25,636)
Net increase (decrease) in net assets resulting from operations	$10,535	$13,172
Net investment income per common share — basic and diluted (1)	$0.57	$0.63
Earnings (loss) per common share — basic and diluted (Note 5) (1)	$0.14	$0.22
Weighted average common shares outstanding — basic and diluted (1)	77,840	61,142
__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022
Operations:
Net investment income	$44,189	$38,808
Net unrealized appreciation (depreciation)	(25,025)	(22,982)
Net realized gains (losses)	(8,453)	(3,203)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(176)	549
Net increase (decrease) in net assets resulting from operations	10,535	13,172
Stockholder transactions:
Distributions to stockholders	(48,897)	(58,679)
Net increase (decrease) in net assets from stockholder transactions	(48,897)	(58,679)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,936	1,933
Issuance of common stock in connection with the "at the market" offering	32,313	—
Net increase (decrease) in net assets from capital share transactions	34,249	1,933
Total increase (decrease) in net assets	(4,113)	(43,574)
Net assets at beginning of period	1,515,764	1,245,563
Net assets at end of period	$1,511,651	$1,201,989
Net asset value per common share (1)	$19.14	$19.63
Common shares outstanding at end of period (1)	78,965	61,220

__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$10,535	$13,172
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	25,025	22,982
Net realized (gains) losses	8,453	3,203
PIK interest income	(3,849)	(6,130)
Accretion of original issue discount on investments	(5,342)	(5,127)
Accretion of original issue discount on unsecured notes payable	326	170
Amortization of deferred financing costs	1,248	828
Deferred taxes	(5)	(35)
Purchases of investments	(359,866)	(261,404)
Proceeds from the sales and repayments of investments	217,624	108,831
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	1,533	(1,842)
(Increase) decrease in due from portfolio companies	(1,595)	16,314
(Increase) decrease in receivables from unsettled transactions	31,510	(3,966)
(Increase) decrease in due from broker	27,740	5,770
(Increase) decrease in other assets	(905)	(2,546)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	323	(554)
Increase (decrease) in base management fee and incentive fee payable	(542)	931
Increase (decrease) in due to affiliate	(494)	80
Increase (decrease) in interest payable	2,973	5,432
Increase (decrease) in payables from unsettled transactions	46,273	(6,007)
Increase (decrease) in director fees payable	160	—
Net cash provided by (used in) operating activities	1,125	(109,898)
Financing activities:
Distributions paid in cash	(46,961)	(56,746)
Borrowings under credit facilities	20,000	202,000
Repayments of borrowings under credit facilities	(20,000)	(42,000)
Shares issued under the "at the market" offering	32,398	—
Deferred offering costs paid	(85)	—
Net cash provided by (used in) financing activities	(14,648)	103,254
Effect of exchange rate changes on foreign currency	(319)	(475)
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,842)	(7,119)
Cash and cash equivalents and restricted cash, beginning of period	145,539	26,364
Cash and cash equivalents and restricted cash, end of period	$131,697	$19,245
Supplemental information:
Cash paid for interest	$27,623	$14,289
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,936	$1,933
Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2023	September 30, 2023
Cash and cash equivalents	$112,369	$136,450
Restricted cash	19,328	9,089
Total cash and cash equivalents and restricted cash	$131,697	$145,539
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	27,638	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	16,173	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.50%		8/28/2025		$14,033	14,032	14,033	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.46%		8/28/2025		1,393	1,393	1,394	(6)(15)(19)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.50%		8/28/2025		5,574	5,574	5,574	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	2,711	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.94%		10/20/2028		58,349	50,621	50,957	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.44%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	29,587	(11)(12)(14)(16)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		16,355	14,634	16,355	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,005	2,951	3,005	(15)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,094	36,226	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)
Total Control Investments (20.9% of net assets)										$363,124	$316,309

Affiliate Investments												(17)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		$1,963	$997	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	12/15/2024		5,065	4,657	4,290	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	12/15/2024		20,871	19,217	18,723	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		1,079	432	(15)
Total Affiliate Investments (1.6% of net assets)										$26,916	$24,442

Non-Control/Non-Affiliate Investments												(18)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		$1,269	$1,251	$1,228	(10)(15)(19)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		18,869	18,691	18,443	(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		4,274	4,256	4,210	(10)(15)(19)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			14.25%		9/13/2029		21,434	21,604	21,273	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	2/6/2024		6,329	6,295	6,219	(11)(15)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%			1/16/2026		—	(2)	(8)	(6)(15)(19)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%	11.52%		1/16/2026		20,182	20,107	20,141	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Revolver	SOFR+	6.00%	11.52%		1/16/2026		2,033	2,015	2,027	(6)(15)(19)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.74%		10/31/2025		6,400	6,343	6,406	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.74%		10/31/2025		25,332	25,293	25,357	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	12.72%		10/31/2025		1,333	1,324	1,333	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.11%		12/18/2025		3,373	3,343	3,295	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.14%		12/18/2025		$944	$931	$922	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.11%		12/18/2025		17,532	17,394	17,130	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(38)	(38)	(6)(11)(15)(19)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	13.00%		8/15/2029		6,589	6,317	6,276	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	13	(11)(15)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	13.21%		12/21/2029		16,032	15,844	15,743	(6)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,494	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	8.50%			12/29/2023		23,562	22,795	9,797	(6)(15)(20)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		4,050	3,592	3,181	(11)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	5.00%	11.95%	10/14/2027		9,331	8,748	8,585	(6)(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						598,283		642	1,562	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.00%		6/30/2025		16,825	16,766	15,732	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		28,964	28,838	28,167	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		28,178	28,076	27,403	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,159	1,982	2,099	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,100	1,927	2,042	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						382,275		689	4,389	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						141,640		566	446	(11)(13)(15)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	14.25%		1/2/2029		17,048	16,469	15,940	(6)(15)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.91%		10/20/2028		14,907	14,189	12,548	(6)
Amspec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.10%		12/5/2030		33,558	32,728	32,719	(6)(15)
Amspec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			12/5/2030		—	(60)	(60)	(6)(15)(19)
Amspec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			12/5/2029		—	(112)	(113)	(6)(15)(19)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.36%		8/11/2025		3,691	3,059	2,257	(6)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	10.86%		12/6/2027		47,810	47,095	47,093	(6)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.25%	12.71%		7/14/2026		£4,949	6,253	6,372	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	6.00%	11.82%		7/14/2026		$10,519	10,411	10,624	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	6.00%	9.95%		7/14/2026		£3,649	4,094	4,083	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	7.25%	11.20%		7/14/2026		€3,017	3,319	3,366	(6)(11)(15)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SONIA+	7.25%	12.71%		7/14/2026		£23,675	28,395	30,482	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.64%		12/29/2027		$3,268	3,259	3,072	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(12)	(24)	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.86%		10/25/2028		15,688	13,112	10,230	(6)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		4,960	4,379	4,506
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	20,542	(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		12,583	12,618	12,268	(11)(15)(21)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.45%	4.00%	12/24/2026		29,801	29,483	28,311	(6)(11)(15)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.60%		10/19/2028		50,470	49,718	49,839	(6)(15)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(102)	(63)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.61%		6/11/2027		$3,239	$3,208	$3,119	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.61%		6/11/2027		1,258	1,265	1,211	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.15%		6/11/2028		2,091	2,070	1,842	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.11%		6/11/2028		4,361	4,298	3,842	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.11%		6/11/2028		8,920	8,818	7,859	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	11.03%		7/30/2027		40,557	40,352	40,070	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	PRIME+	4.50%	13.00%		7/30/2026		1,836	1,806	1,798	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.89%		4/19/2027		2,815	2,815	2,625	(6)(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		6,785	6,602	6,327	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						32,664		225	46	(11)(15)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	Second Lien Term Loan	SOFR+	7.00%	12.46%		6/15/2026		30,625	30,394	30,319	(6)
Blumenthal Temecula, LLC	Automotive Retail	First Lien Term Loan			9.00%		2/29/2024		5,257	5,263	5,205	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	1,982	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	434	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	95	(15)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	6.00%	11.29%		6/21/2028		£16,185	20,053	20,281	(6)(11)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.50%		6/1/2029		$2,632	2,632	2,191	(11)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.75%		4/15/2028		176	170	152	(11)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		10,720	10,282	9,804
Connect U.S. Finco LLC	Alternative Carriers	Fixed Rate Bond			6.75%		10/1/2026		1,670	1,625	1,661	(11)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(11)	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.86%		2/27/2030		13,157	12,867	12,883	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(19)	(19)	(6)(15)(19)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.35%		10/13/2029		14,713	14,160	14,724	(6)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Term Loan	SOFR+	6.00%	11.53%		2/6/2026		17,967	17,666	17,765	(6)(15)
Coyote Buyer, LLC	Specialty Chemicals	First Lien Revolver	SOFR+	6.00%			2/6/2025		—	(13)	(15)	(6)(15)(19)
CPC Acquisition Corp.	Specialty Chemicals	Second Lien Term Loan	SOFR+	7.75%			12/29/2028		727	413	365	(6)(15)(20)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	12.10%		11/8/2030		20,924	20,412	20,422	(6)(15)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(53)	(52)	(6)(15)(19)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		440	423	436
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		32,104	32,104	32,104	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	419	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	9.00%	14.50%		8/4/2026		20,757	20,201	20,639	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				8.00%	9/30/2027		667	666	643	(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		$1,642	$128	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.45%		2/10/2027		$12,355	12,191	12,083	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	12.45%		2/10/2027		578	561	550	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.65%		8/2/2027		4,514	4,491	4,522	(6)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			5.88%		8/15/2027		5,090	4,455	4,787
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.13%		4/26/2029		4,938	4,862	4,893	(6)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	SOFR+	7.50%	13.00%		8/14/2026		8,974	8,884	8,032	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		12/24/2029		24,865	24,492	24,492	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(19)	(19)	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			12/24/2029		—	(28)	(28)	(6)(15)(19)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,345	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,799	1,777	1,718	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		11,232	11,129	10,727	(11)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.35%		9/30/2030		14,736	14,381	14,394	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(39)	(37)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		61,500	61,500	61,500	(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	4	(11)(12)(15)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.71%		9/13/2029		11,742	11,519	11,538	(6)(11)(15)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.61%		9/13/2029		322	299	301	(6)(11)(15)(19)
FINThrive Software Intermediate Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	4.00%	9.47%		12/18/2028		4,324	3,497	3,457	(6)
FINThrive Software Intermediate Holdings, Inc.	Health Care Technology	Second Lien Term Loan	SOFR+	6.75%	12.22%		12/17/2029		31,074	29,191	18,745	(6)
Fortress Biotech, Inc.	Biotechnology	First Lien Term Loan			11.00%		8/27/2025		11,918	11,653	11,173	(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						417,011		427	354	(11)(15)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		4,881	4,482	4,170	(11)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.60%		5/3/2029		23,714	23,082	23,306	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.60%		5/3/2029		1,215	1,117	1,152	(6)(15)(19)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.66%		8/11/2028		2,450	2,070	2,197	(6)(15)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.84%		1/20/2032		€1,000	880	1,033	(6)(11)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		$—	(50)	(59)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.46%		6/21/2027		17,400	17,244	17,112	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(25)	(29)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.71%		4/9/2029		8,538	8,257	8,396	(6)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(73)	(50)	(6)(11)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	12.00%		1/19/2026		$1,432	$1,403	$1,414	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	12.00%		1/19/2026		7,448	7,313	7,355	(6)(11)(15)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		9,406	7,727	8,155	(11)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.63%		5/16/2028		23,975	23,347	23,519	(6)(11)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.62%		8/18/2028		24,427	24,151	23,531	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.62%		8/18/2028		3,636	3,604	3,537	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.10%		8/18/2028		377	336	276	(6)(15)(19)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		1,001	983	793	(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		2,232	2,163	1,768	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		839	785	664	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		28,010	26,687	14,817	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	Warrants						350,241		—	—
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						112,990		300	—	(11)(15)
Integral Development Corporation	Diversified Financial Services	Warrants						1,078,284		113	—	(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.97%		6/30/2025		33,331	32,585	32,577	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(85)	(86)	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.36%		3/25/2027		43,931	42,440	35,145	(6)(15)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	12.06%		10/1/2026		40,587	39,991	38,963	(6)(15)
Ivanti Software, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.91%		12/1/2028		13,939	12,721	11,314	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.99%		10/29/2027		38,015	37,482	37,445	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.84%		10/29/2027		16,722	16,593	16,471	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%			10/29/2027		—	(44)	(47)	(6)(15)(19)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%			10/29/2027		—	(26)	(35)	(6)(15)(19)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	15.08%		10/12/2027		26,356	24,952	27,163	(6)(11)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.61%		5/9/2026		45,125	44,652	43,771	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	9.50%	5.00%	9.95%	11/30/2026		3,012	2,968	2,846	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	9.50%	5.00%	9.95%	11/30/2026		5,536	5,486	5,232	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	268	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.46%		1/31/2028		2,729	2,597	2,524	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.46%		1/31/2028		23,435	23,091	21,677	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%			1/31/2028		—	(39)	(199)	(6)(15)(19)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,502	8,139	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,502	8,139	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		4,284	4,251	4,070	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		9,129	8,644	8,147	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						66,817		23	27	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						259,877		545	65	(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.53%		7/21/2027		$2,624	$2,581	$2,585	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.53%		7/21/2027		11,802	11,685	11,625	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%			7/21/2027		—	(26)	(27)	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.53%		2/14/2025		46,687	46,322	46,033	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.53%		2/14/2025		5,248	5,225	5,175	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			2/14/2025		—	(35)	(67)	(6)(15)(19)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.89%		5/9/2028		40,538	39,910	40,944	(6)(15)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.86%		5/9/2028		8,308	8,070	8,308	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	6.75%	13.60%		7/2/2026		49,266	49,001	48,034	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.95%		2/10/2027		21,272	20,949	21,060	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.95%		2/10/2027		13,937	13,897	13,797	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%			2/10/2027		—	—	—	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2027		—	(55)	(27)	(6)(15)(19)
Navisite, LLC	Data Processing & Outsourced Services	Second Lien Term Loan	SOFR+	8.50%	13.93%		12/30/2026		30,339	30,040	30,166	(6)(15)
NeuAG, LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	9.50%	14.83%		9/11/2024		64,606	64,689	63,185	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.37%		11/12/2030		19,995	19,695	19,751	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(38)	(38)	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(28)	(23)	(6)(15)(19)
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		10,191	9,846	10,368
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	6.88%	12.33%	2.00%	9/19/2026		73,547	72,724	70,201	(6)(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,947	(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,947	(11)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	12.46%		9/25/2027		9,323	9,216	9,183	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	13.13%		2/1/2029		15,231	14,908	15,003	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(40)	(29)	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	10.00%			9/2/2025		1,303	1,202	1,074	(6)(15)(20)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	10.00%			9/2/2025		31,515	26,979	25,959	(6)(15)(20)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	12.00%			2/28/2024		233	233	233	(6)(15)(19)(20)
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.46%		11/10/2027		9,651	9,500	9,630	(6)
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	11.32%		7/12/2027		22,375	22,201	21,928	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.36%		11/15/2030		52,639	51,606	51,618	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(69)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(134)	(133)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531,000		4,440	4,444	(15)
Picard Parent, Inc.	Application Software	Fixed Rate Bond			6.50%		3/31/2029		2,300	2,122	2,192
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.70%		12/18/2028		36,499	35,490	33,397	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.56%		4/6/2027		67,244	66,418	64,689	(6)(15)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.56%		4/6/2027		3,722	3,649	3,540	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	12.36%		2/15/2029		$10,868	$10,497	$10,469	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%	12.35%		2/15/2029		98	48	44	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	6.50%	12.04%		3/3/2026		38,308	37,902	38,308	(6)(15)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Revolver	SOFR+	6.50%			3/3/2026		—	(30)	—	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		109	300	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	12.60%		1/23/2029		28,818	28,530	28,530	(6)(11)(15)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.96%		1/31/2028		£6,136	7,677	7,353	(6)(11)(15)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
Relativity ODA LLC	Application Software	First Lien Term Loan	SOFR+	6.50%	11.96%		5/12/2027		$32,329	32,089	31,915	(6)(15)
Relativity ODA LLC	Application Software	First Lien Revolver	SOFR+	6.50%			5/12/2027		—	(40)	(35)	(6)(15)(19)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	13.86%	0.50%	8/31/2026		9,697	9,405	9,115	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	13.86%	0.50%	8/31/2026		32,133	31,203	30,205	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454		1,202	1,073	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.36%		10/7/2026		25,418	24,707	24,719	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(87)	(85)	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019		327	1,536	(15)
SCIH Salt Holdings Inc.	Diversified Chemicals	Fixed Rate Bond			4.88%		5/1/2028		1,680	1,539	1,573
Scilex Holding Co	Biotechnology	Common Stock						9,307		78	19	(11)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.20%		10/7/2030		990	954	921	(6)(15)(19)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.21%		10/7/2030		8,010	7,807	7,778	(6)(15)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						1,037		1,037	1,024	(15)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		5,212	5,001	5,043	(6)(15)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700	—	175	212	(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		7,191	6,946	6,880	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		2,697	2,605	2,580	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	Warrants						58,210		182	44	(11)(15)
ShareThis, Inc.	Application Software	Warrants						345,452		367	—	(15)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.39%		4/17/2028		4,440	3,833	4,307	(6)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.00%	13.64%		4/16/2029		12,034	11,280	10,169	(6)(15)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000		139	8	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.71%		11/20/2028		4,477	4,415	4,438	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.00%			11/18/2027		—	(40)	(19)	(6)(15)(19)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			8.75%		4/1/2030		1,590	1,531	1,592
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			7.50%		4/15/2026		4,700	4,162	4,377
SumUp Holdings Luxembourg S.À.R.L.	Diversified Financial Services	First Lien Term Loan	E+	8.25%	12.21%		3/10/2026		€23,731	26,702	26,149	(6)(11)(15)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.36%		12/16/2028		$49,395	48,462	48,901	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.66%		12/31/2026		$2,742	$2,721	$2,608	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	PRIME+	6.00%	14.50%		12/31/2026		3,298	3,175	3,137	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.66%		12/31/2026		32,022	31,799	30,456	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%	12.66%		12/31/2026		1,552	1,541	1,476	(6)(15)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	SOFR+	6.75%			7/28/2028		25,462	23,085	14,131	(6)(15)(20)
Tacala, LLC	Restaurants	Second Lien Term Loan	SOFR+	8.00%	13.47%		2/4/2028		12,843	12,617	12,847	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%	15.28%		10/15/2025		23,363	23,174	22,545	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%	15.21%		10/15/2025		2,119	2,105	2,040	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.36%		5/26/2028		19,894	19,014	19,211	(6)(15)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		50,419	49,898	49,869	(11)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	9.00%			12/18/2026		46,832	45,698	28,099	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Preferred Equity						358,299		2,912	—	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						10,616		120	—	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						60,862		1,207	—	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						32,447		33,353	11,131	(15)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.48%		12/29/2028		11,642	11,618	11,321	(6)(15)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.12%		4/22/2034		1,000	818	930	(6)(11)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		300	266	259	(11)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		4,500	4,129	3,252	(11)
Venture Global LNG, Inc.	Oil & Gas Refining & Marketing	Fixed Rate Bond			9.50%		2/1/2029		6,620	6,620	7,009
WIN Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	15.00%	21.66%		1/23/2026		1,290	1,278	1,203	(6)(15)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	15.00%	21.66%		1/23/2026		1,543	1,530	1,439	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	42	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.71%		9/21/2027		4,664	4,526	4,425	(6)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						127,452		2,057	1,485	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	12.06%		11/29/2029		29,838	29,105	29,092	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/29/2029		—	(81)	(82)	(6)(15)(19)
Zep Inc.	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	9.35%		10/2/2028		19,578	19,556	19,577	(6)(15)
Total Non-Control/Non-Affiliate Investments (177.1% of net assets)										$2,797,710	$2,677,801
Total Portfolio Investments (199.7% of net assets)										$3,187,750	$3,018,552

Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$8,722	$8,722
Other cash accounts										122,975	122,975
Total Cash and Cash Equivalents and Restricted Cash (8.7% of net assets)										$131,697	$131,697
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (208.4% of net assets)										$3,319,447	$3,150,249

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$36,775	€34,350	2/8/2024	JPMorgan Chase Bank, N.A.	$(1,227)
Foreign currency forward contract	$47,403	£38,500	2/8/2024	JPMorgan Chase Bank, N.A.	(1,687)
					$(2,914)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(30,415)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	4,013
						$(26,402)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2023
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2023, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.36%, the 90-day SOFR at 5.35%, the 180-day SOFR at 5.18%, the PRIME at 8.50%, the SONIA at 5.19%, the 90-day EURIBOR at 3.96% and the 180-day EURIBOR at 3.95%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2023 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2023, qualifying assets represented 74.3% of the Company's total assets and non-qualifying assets represented 25.7% of the Company's total assets.
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
(15)As of December 31, 2023, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of December 31, 2023.
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR, the London Interbank Offered Rate ("LIBOR" or "L"), SONIA and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR and SOFR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2023, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.39%, the 180-day SOFR at 5.47%, the 30-day LIBOR at 5.43%, the 90-day LIBOR at 5.65%, the 180-day LIBOR at 5.90%, the PRIME at 8.50%, the SONIA at 5.19%, the 30-day EURIBOR at 3.42%, the 90-day EURIBOR at 3.82% and the 180-day EURIBOR at 3.95%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2023, qualifying assets represented 74.3% of the Company's total assets and non-qualifying assets represented 25.7% of the Company's total assets.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts and common shares outstanding as of and for the three months ended December 31, 2022 have been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
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

Fair Value Measurements:
Oaktree, as the valuation designee of the Company's Board of Directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of December 31, 2023 and September 30, 2023 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "due from broker," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

forward contracts and, as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2023, there were seven investments on non-accrual status that in aggregate represented 5.9% and 4.2% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost basis of these investments in the Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by the Company to Oaktree. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.

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
As of December 31, 2023, included in restricted cash was $19.3 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $19.3 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility. As of September 30, 2023, included in restricted cash was $9.1 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. For calendar year 2022, the Company incurred $0.1 million of excise tax. The Company did not incur any U.S. federal excise tax for calendar year 2023.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of December 31, 2023, 199.7% of net assets at fair value, or $3.0 billion, was invested in 146 portfolio companies, including (i) $142.2 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $51.0 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of December 31, 2023, 8.7% of net assets at fair value, or $131.7 million, was invested in cash and cash equivalents (including $19.3 million of restricted cash). In comparison, as of September 30, 2023, 190.8% of net assets at fair value, or $2.9 billion, was invested in 143 portfolio investments, including (i) $141.5 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $50.0 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2023, 9.6% of net assets at fair value, or $145.5 million, was invested in cash and cash equivalents (including $9.1 million of restricted cash). As of December 31, 2023, 86.3% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.9% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2023, 86.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.5% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2023 and 2022, the Company recorded net realized losses of $8.5 million and $3.2 million, respectively. During the three months ended December 31, 2023 and 2022, the Company recorded net unrealized depreciation of $25.0 million and $23.0 million, respectively.
The composition of the Company's investments as of December 31, 2023 and September 30, 2023 at cost and fair value was as follows:

	December 31, 2023		September 30, 2023
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,779,477	$2,680,454	$2,654,484	$2,557,102
Investments in equity securities	190,205	144,898	171,858	143,767
Debt investments in the JVs	163,277	163,613	162,986	162,673
Equity investments in the JVs	54,791	29,587	54,791	28,878
Total	$3,187,750	$3,018,552	$3,044,119	$2,892,420

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of December 31, 2023 and September 30, 2023 at fixed rates and floating rates:

	December 31, 2023		September 30, 2023
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,397,664	84.30%	$2,345,205	86.23%
Fixed rate debt securities	446,403	15.70	374,570	13.77
Total	$2,844,067	100.00%	$2,719,775	100.00%

The following table presents the financial instruments carried at fair value as of December 31, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$212,113	$2,393,175	$—	$2,605,288
Investments in debt securities (subordinated, including the debt investments in the JVs and CLO Notes)	—	42,419	196,360	—	238,779
Investments in equity securities (preferred)	—	—	69,261	—	69,261
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	4,416	3,894	67,327	29,587	105,224
Total investments at fair value	4,416	258,426	2,726,123	29,587	3,018,552
Cash equivalents	8,722	—	—	—	8,722
Total assets at fair value	$13,138	$258,426	$2,726,123	$29,587	$3,027,274
Derivative liability	$—	$29,316	$—	$—	$29,316
Total liabilities at fair value	$—	$29,316	$—	$—	$29,316
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of September 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$208,694	$2,292,691	$—	$2,501,385
Investments in debt securities (subordinated, including the debt investments in the JVs and CLO Notes)	—	28,666	189,724	—	218,390
Investments in equity securities (preferred)	—	—	86,057	—	86,057
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	4,317	1,953	51,440	28,878	86,588
Total investments at fair value	4,317	239,313	2,619,912	28,878	2,892,420
Cash equivalents	83,262	—	—	—	83,262
Derivative assets	—	4,910	—	—	4,910
Total assets at fair value	$87,579	$244,223	$2,619,912	$28,878	$2,980,592
Derivative liability	$—	$47,519	$—	$—	$47,519
Total liabilities at fair value	$—	$47,519	$—	$—	$47,519
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
The following table provides a roll-forward in the changes in fair value from September 30, 2023 to December 31, 2023 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and CLO Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2023	$2,292,691	$189,724	$86,057	$51,440	$2,619,912
Purchases	281,278	14,639	4,440	—	300,357
Sales and repayments	(172,647)	(4,932)	—	(786)	(178,365)
Transfers in (a)(b)	17,121	—	—	17,330	34,451
Transfers out (b)	(16,172)	(4,657)	(1,159)	—	(21,988)
Capitalized PIK interest income	3,835	13	—	—	3,848
Accretion of OID	4,005	298	—	—	4,303
Net unrealized appreciation (depreciation)	(7,904)	1,229	(20,077)	662	(26,090)
Net realized gains (losses)	(9,032)	46	—	(1,319)	(10,305)
Fair value as of December 31, 2023	$2,393,175	$196,360	$69,261	$67,327	$2,726,123
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2023	$(18,446)	$648	$(20,231)	$(1,444)	$(39,473)
__________

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(a) There was a $12.4 million transfer into Level 3 from Level 2 for an investment during the three months ended December 31, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were investment restructurings during the three months ended December 31, 2023 in which (1) $16.2 million of
Level 3 senior secured debt was exchanged for Level 3 common equity, (2) $4.7 million of Level 3 subordinated debt was exchanged for Level 3 senior secured debt and (3) $1.2 million of Level 3 preferred equity was exchanged for Level 3 common equity.

The following table provides a roll-forward in the changes in fair value from September 30, 2022 to December 31, 2022 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and CLO Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$1,910,606	$159,388	$79,523	$19,958	$2,169,475
Purchases	177,599	21,104	2,579	2,181	203,463
Sales and repayments	(55,885)	(699)	—	(48)	(56,632)
Transfers in (a)	19,075	—	—	—	19,075
Capitalized PIK interest income	5,763	6	—	—	5,769
Accretion of OID	4,114	398	—	—	4,512
Net unrealized appreciation (depreciation)	(12,271)	(566)	(1,477)	4,505	(9,809)
Net realized gains (losses)	(1,159)	—	—	46	(1,113)
Fair value as of December 31, 2022	$2,047,842	$179,631	$80,625	$26,642	$2,334,740
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2022	$(12,398)	$(566)	$(1,477)	$4,505	$(9,936)
__________
(a) There was a transfer into Level 3 from Level 2 for an investment during the three months ended December 31, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of December 31, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,966,262	Market Yield	Market Yield	(b)	9.0%	-	40.0%	14.3%
	18,042	Enterprise Value	Revenue Multiple	(c)	0.2x	-	0.4x	0.3x
	77,424	Enterprise Value	EBITDA Multiple	(c)	2.3x	-	9.8x	6.0x
	132,614	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	198,833	Broker quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	32,747	Market Yield	Market Yield	(b)	10.0%	-	23.0%	10.3%
Debt Investments in the JVs	163,613	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	42,156	Enterprise Value	Revenue Multiple	(c)	0.4x	-	3.2x	0.6x
	88,566	Enterprise Value	EBITDA Multiple	(c)	1.7x	-	15.1x	6.3x
	1,001	Enterprise Value	Asset Multiple	(c)	1.0x	-	1.5x	1.4x
	4,865	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,726,123
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2023 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$430,000	$430,000	$—	$—	$430,000
OSI2 Citibank Facility payable	280,000	280,000	—	—	280,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	298,554	291,204	—	291,204	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	316,745	315,147	—	315,147	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	297,418	310,425	—	310,425	—
Total	$1,622,717	$1,626,776	$—	$916,776	$710,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2023		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,703,890	84.82%	$2,594,640	85.24%
Debt investments in the JVs	163,277	5.12%	162,986	5.35%
Preferred equity	102,877	3.23%	99,597	3.27%
Common equity and warrants	87,328	2.74%	72,261	2.37%
Subordinated debt	75,587	2.37%	59,844	1.97%
LLC equity interests of the JVs	54,791	1.72%	54,791	1.80%
Total	$3,187,750	100.00%	$3,044,119	100.00%

	December 31, 2023			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,605,288	86.31%	172.36%	$2,501,385	86.47%	165.01%
Debt investments in the JVs	163,613	5.42%	10.82%	162,673	5.62%	10.73%
Common equity and warrants	75,637	2.51%	5.00%	57,710	2.00%	3.81%
Subordinated debt	75,166	2.49%	4.97%	55,717	1.93%	3.68%
Preferred equity	69,261	2.29%	4.58%	86,057	2.98%	5.68%
LLC equity interests of the JVs	29,587	0.98%	1.96%	28,878	1.00%	1.91%
Total	$3,018,552	100.00%	199.69%	$2,892,420	100.00%	190.82%

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

	December 31, 2023		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,054,445	33.08%	$1,012,955	33.27%
West	417,364	13.09%	393,390	12.92%
Southeast	412,397	12.94%	375,247	12.33%
International	370,987	11.64%	418,595	13.75%
Midwest	365,262	11.46%	360,506	11.84%
South	222,299	6.97%	202,374	6.65%
Southwest	216,429	6.79%	153,318	5.04%
Northwest	128,567	4.03%	127,734	4.20%
Total	$3,187,750	100.00%	$3,044,119	100.00%

	December 31, 2023			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$964,560	31.95%	63.80%	$945,422	32.69%	62.37%
West	398,128	13.19%	26.34%	384,055	13.28%	25.34%
Southeast	385,269	12.76%	25.49%	354,444	12.25%	23.38%
International	374,156	12.40%	24.75%	414,079	14.32%	27.32%
Midwest	357,502	11.84%	23.65%	350,620	12.12%	23.13%
South	216,121	7.16%	14.30%	188,541	6.52%	12.44%
Southwest	196,779	6.52%	13.02%	130,455	4.51%	8.61%
Northwest	126,037	4.18%	8.34%	124,804	4.31%	8.23%
Total	$3,018,552	100.00%	199.69%	$2,892,420	100.00%	190.82%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$472,016	14.82%	$468,483	15.39%
Multi-Sector Holdings (1)	219,766	6.89	219,469	7.21
Health Care Services	137,713	4.32	81,560	2.68
Data Processing & Outsourced Services	133,399	4.18	133,410	4.38
Health Care Technology	130,701	4.10	106,915	3.51
Biotechnology	127,672	4.01	126,349	4.15
Industrial Machinery & Supplies & Components	102,785	3.22	99,511	3.27
Real Estate Operating Companies	85,374	2.68	83,754	2.75
Broadline Retail	83,290	2.61	83,290	2.74
Pharmaceuticals	74,100	2.32	84,948	2.79
Other Specialty Retail	68,033	2.13	41,088	1.35
Personal Care Products	67,619	2.12	68,146	2.24
Interactive Media & Services	66,109	2.07	19,013	0.62
Fertilizers & Agricultural Chemicals	64,689	2.03	64,720	2.13
Aerospace & Defense	63,768	2.00	51,797	1.70
Diversified Support Services	63,265	1.98	23,435	0.77
Environmental & Facilities Services	63,022	1.98	63,064	2.07
Health Care Distributors	62,010	1.95	62,044	2.04
Diversified Financial Services	61,608	1.93	61,725	2.03
Internet Services & Infrastructure	61,012	1.91	60,934	2.00
Airport Services	57,897	1.82	55,961	1.84
Metal, Glass & Plastic Containers	57,679	1.81	55,530	1.82
Insurance Brokers	52,472	1.65	52,856	1.74
Diversified Metals & Mining	49,898	1.57	49,842	1.64
Automotive Retail	49,603	1.56	57,596	1.89
Home Improvement Retail	49,001	1.54	54,236	1.78
Auto Parts & Equipment	48,462	1.52	48,536	1.59
Systems Software	45,509	1.43	23,111	0.76
Real Estate Services	44,652	1.40	44,717	1.47
Specialized Finance	42,215	1.32	73,035	2.40
Soft Drinks & Non-alcoholic Beverages	42,158	1.32	42,628	1.40
Leisure Facilities	39,724	1.25	39,076	1.28
Specialty Chemicals	37,622	1.18	38,640	1.27
Electrical Components & Equipment	32,500	1.02	32,440	1.07
Distributors	32,189	1.01	37,666	1.24
Advertising	25,597	0.80	25,597	0.84
Passenger Airlines	24,952	0.78	24,920	0.82
Real Estate Development	24,198	0.76	23,965	0.79
Gold	23,347	0.73	23,310	0.77
Home Furnishings	23,085	0.72	23,859	0.78
Health Care Equipment	22,509	0.71	22,441	0.74
Construction & Engineering	21,668	0.68	22,102	0.73
Hotels, Resorts & Cruise Lines	17,169	0.54	17,195	0.56
Oil & Gas Storage & Transportation	16,172	0.51	22,042	0.72
Integrated Telecommunication Services	14,657	0.46	18,801	0.62
Restaurants	12,617	0.40	12,603	0.41
Health Care Supplies	11,618	0.36	11,646	0.38
Cable & Satellite	8,946	0.28	4,619	0.15
Education Services	8,257	0.26	13,871	0.46
Food Distributors	7,677	0.24	5,897	0.19
Oil & Gas Refining & Marketing	6,620	0.21	—	—
Research & Consulting Services	4,862	0.15	4,871	0.16
Other Specialized REITs	4,395	0.14	4,379	0.14
Apparel Retail	4,375	0.14	4,999	0.16
Office Services & Supplies	4,162	0.13	—	—
Paper & Plastic Packaging Products & Materials	3,247	0.10	3,254	0.11
Housewares & Specialties	2,854	0.09	2,908	0.10
Leisure Products	2,070	0.06	2,055	0.07
Alternative Carriers	1,625	0.05	—	—
Diversified Chemicals	1,539	0.05	—	—
Consumer Finance	—	—	16,440	0.54
Movies & Entertainment	—	—	12,188	0.40
Air Freight & Logistics	—	—	4,925	0.16
Integrated Oil & Gas	—	—	4,894	0.16
Technology Distributors	—	—	813	0.03
	$3,187,750	100.00%	$3,044,119	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2023			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$460,072	15.23%	30.41%	$455,719	15.73%	30.03%
Multi-Sector Holdings (1)	195,163	6.47	12.91	193,431	6.69	12.76
Biotechnology	127,586	4.23	8.44	125,678	4.35	8.29
Data Processing & Outsourced Services	126,731	4.20	8.38	125,259	4.33	8.26
Health Care Services	122,076	4.04	8.08	66,683	2.31	4.40
Health Care Technology	107,574	3.56	7.12	95,404	3.30	6.29
Industrial Machinery & Supplies & Components	104,217	3.45	6.89	98,352	3.40	6.49
Real Estate Operating Companies	84,517	2.80	5.59	82,463	2.85	5.44
Pharmaceuticals	71,320	2.36	4.72	80,455	2.78	5.31
Other Specialty Retail	69,533	2.30	4.60	41,115	1.42	2.71
Interactive Media & Services	66,304	2.20	4.39	19,199	0.66	1.27
Aerospace & Defense	63,981	2.12	4.23	51,862	1.79	3.42
Fertilizers & Agricultural Chemicals	63,185	2.09	4.18	63,185	2.18	4.17
Diversified Financial Services	62,687	2.08	4.15	60,003	2.07	3.96
Diversified Support Services	62,669	2.08	4.15	23,352	0.81	1.54
Environmental & Facilities Services	62,180	2.06	4.11	62,413	2.16	4.12
Internet Services & Infrastructure	60,771	2.01	4.02	60,579	2.09	4.00
Health Care Distributors	60,654	2.01	4.01	60,865	2.10	4.02
Personal Care Products	59,562	1.97	3.94	59,928	2.07	3.95
Metal, Glass & Plastic Containers	55,586	1.84	3.68	53,459	1.85	3.53
Airport Services	55,577	1.84	3.68	54,453	1.88	3.59
Insurance Brokers	54,927	1.82	3.63	53,050	1.83	3.50
Diversified Metals & Mining	49,869	1.65	3.30	49,869	1.72	3.29
Auto Parts & Equipment	48,901	1.62	3.23	49,148	1.70	3.24
Automotive Retail	48,109	1.59	3.18	55,805	1.93	3.68
Home Improvement Retail	48,034	1.59	3.18	53,168	1.84	3.51
Systems Software	45,148	1.50	2.99	21,968	0.76	1.45
Real Estate Services	43,771	1.45	2.90	43,886	1.52	2.90
Soft Drinks & Non-alcoholic Beverages	41,868	1.39	2.77	42,391	1.47	2.80
Specialized Finance	41,677	1.38	2.76	69,590	2.41	4.59
Broadline Retail	39,230	1.30	2.60	69,040	2.39	4.55
Leisure Facilities	39,022	1.29	2.58	36,963	1.28	2.44
Specialty Chemicals	37,692	1.25	2.49	38,615	1.34	2.55
Electrical Components & Equipment	32,491	1.08	2.15	32,573	1.13	2.15
Distributors	31,221	1.03	2.07	37,311	1.29	2.46
Passenger Airlines	27,163	0.90	1.80	27,512	0.95	1.82
Real Estate Development	23,881	0.79	1.58	23,679	0.82	1.56
Gold	23,519	0.78	1.56	23,328	0.81	1.54
Health Care Equipment	21,410	0.71	1.42	22,436	0.78	1.48
Construction & Engineering	21,347	0.71	1.41	21,903	0.76	1.45
Hotels, Resorts & Cruise Lines	17,024	0.56	1.13	16,991	0.59	1.12
Oil & Gas Storage & Transportation	16,173	0.54	1.07	16,040	0.55	1.06
Home Furnishings	14,131	0.47	0.93	19,954	0.69	1.32
Integrated Telecommunication Services	13,261	0.44	0.88	16,492	0.57	1.09
Restaurants	12,847	0.43	0.85	12,464	0.43	0.82
Advertising	12,140	0.40	0.80	11,955	0.41	0.79
Health Care Supplies	11,321	0.38	0.75	11,363	0.39	0.75
Cable & Satellite	9,309	0.31	0.62	4,546	0.16	0.30
Education Services	8,396	0.28	0.56	13,618	0.47	0.90
Food Distributors	7,353	0.24	0.49	5,166	0.18	0.34
Oil & Gas Refining & Marketing	7,009	0.23	0.46	—	—	—
Research & Consulting Services	4,893	0.16	0.32	4,831	0.17	0.32
Apparel Retail	4,419	0.15	0.29	5,002	0.17	0.33
Office Services & Supplies	4,377	0.15	0.29	—	—	—
Other Specialized REITs	3,511	0.12	0.23	3,198	0.11	0.21
Paper & Plastic Packaging Products & Materials	3,048	0.10	0.20	3,061	0.11	0.20
Housewares & Specialties	2,684	0.09	0.18	2,808	0.10	0.19
Leisure Products	2,197	0.07	0.15	2,063	0.07	0.14
Alternative Carriers	1,661	0.06	0.11	—	—	—
Diversified Chemicals	1,573	0.05	0.10	—	—	—
Consumer Finance	—	—	—	15,087	0.52	1.00
Movies & Entertainment	—	—	—	11,865	0.41	0.78
Integrated Oil & Gas	—	—	—	4,785	0.17	0.32
Air Freight & Logistics	—	—	—	4,263	0.15	0.28
Technology Distributors	—	—	—	776	0.03	0.05
Total	$3,018,552	100.00%	199.69%	$2,892,420	100.00%	190.82%
___________________
(1)This industry includes the Company's investments in the JVs.
As of December 31, 2023 and September 30, 2023, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2023 and September 30, 2023, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of December 31, 2023. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2023, the revolving period of the SLF JV I Facility was scheduled to expire August 12, 2026 and the maturity date was August 17, 2026. As of December 31, 2023, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 2.00% per annum. $149.0 million of borrowings were outstanding under the SLF JV I Facility as of each of December 31, 2023 and September 30, 2023.
As of December 31, 2023 and September 30, 2023, SLF JV I had total assets of $372.8 million and $376.1 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 52 and 48 portfolio companies as of December 31, 2023 and September 30, 2023, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of December 31, 2023, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $142.2 million in aggregate, at fair value. As of September 30, 2023, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $141.5 million in aggregate, at fair value.
As of each of December 31, 2023 and September 30, 2023, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of December 31, 2023 and September 30, 2023, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Senior secured loans (1)	$334,754	$332,637
Weighted average interest rate on senior secured loans (2)	10.57%	10.62%
Number of borrowers in SLF JV I	52	48
Largest exposure to a single borrower (1)	$11,220	$11,286
Total of five largest loan exposures to borrowers (1)	$51,354	$54,051
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of December 31, 2023

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	12.11%		8/18/2028		$8,575	$8,486	$8,600
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.11%		12/18/2025		1,124	1,112	1,098	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.11%		12/18/2025		6,631	6,571	6,479	(4)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	9.64%		8/14/2026		1,786	1,722	1,670
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.00%		6/30/2025		8,681	8,629	8,117	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.47%		6/9/2028		1,596	1,488	1,513
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.47%		6/9/2028		4,944	4,734	4,688
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.91%		10/20/2028		4,811	4,751	4,050	(4)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.36%		8/11/2025		1,519	1,187	929	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(7)	(30)	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.64%		12/29/2027		4,124	4,069	3,876	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.86%		10/25/2028		5,052	4,895	3,294	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.46%		8/19/2028		5,920	5,734	5,904
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.46%		8/19/2028		613	589	612
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.71%		8/19/2028		1,985	1,884	1,981
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.61%		2/15/2029		2,394	2,364	2,387
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.61%		2/15/2029		4,309	4,081	4,296
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.45%	4.00%	12/24/2026		6,351	6,284	6,033	(4)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.71%		5/10/2027		3,990	3,884	3,957
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.61%		6/11/2027		1,749	1,737	1,684	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.61%		6/11/2027		6,290	6,231	6,057	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.53%		8/10/2027		2,348	2,318	2,125
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.53%		8/10/2027		1,978	1,951	1,790
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%	11.54%		8/10/2027		600	593	543
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.53%		8/10/2027		1,955	1,932	1,769
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.35%		10/13/2029		6,327	5,985	6,332	(4)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	9.85%		7/31/2029		8,708	8,621	8,714
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.65%		8/2/2027		7,196	7,110	7,209	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.13%		4/26/2029		8,698	8,563	8,619	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.60%		4/2/2029		2,992	2,948	2,971
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.22%		10/8/2027		2,992	2,955	2,981
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.66%		8/11/2028		7,350	7,277	6,590	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.71%		4/9/2029		$7,900	$7,720	$7,769	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.86%		6/30/2026		7,313	7,238	7,313
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.36%		3/25/2027		8,875	8,728	7,100	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.36%		8/15/2028		7,910	7,658	7,857
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.46%		10/29/2028		3,952	3,813	3,801
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.41%		10/14/2027		7,350	7,257	7,267
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.61%		5/9/2026		11,220	11,091	10,883	(4)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.19%		3/1/2029		5,925	5,653	5,916
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			2/14/2025		—	(2)	(7)	(4)(5)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.53%		2/14/2025		4,669	4,652	4,603	(4)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	9.40%		10/15/2028		2,977	2,845	2,980
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2027		—	(3)	(2)	(4)(5)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.95%		2/10/2027		8,297	8,143	8,215	(4)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.95%		2/10/2027		2,205	2,205	2,183	(4)
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.46%		9/25/2026		10,958	10,810	10,954
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.46%		11/10/2027		9,799	9,488	9,778	(4)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.21%		2/1/2028		1,995	1,994	2,002
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.21%		2/11/2028		4,000	3,930	3,962
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.61%		12/17/2027		2,410	2,299	2,395
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.70%		12/18/2028		4,503	4,435	4,120	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.56%		4/6/2027		394	379	375	(4)(5)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.56%		4/6/2027		8,116	7,869	7,807	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	10.11%		4/5/2030		4,988	4,853	5,012
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	4.00%	9.47%		3/16/2027		2,991	2,991	2,999
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%	10.61%		4/27/2024		158	158	107
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%	10.63%		4/27/2024		8,091	8,090	5,482
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.39%		4/17/2028		2,970	2,595	2,881	(4)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.47%		10/5/2027		7,661	7,622	7,646
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.71%		11/20/2028		8,820	8,697	8,743	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.96%		4/5/2029		8,801	8,459	8,842
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.35%		9/27/2030		8,000	7,880	7,926
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.95%		3/30/2029		8,194	7,570	8,025
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.48%		12/29/2028		7,194	7,091	6,996	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.61%		9/15/2028		2,992	2,944	2,987
Veritas US Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.47%		9/1/2025		6,289	6,247	5,248
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.71%		9/21/2027		3,249	3,180	3,083	(4)
Total Portfolio Investments									$334,754	$334,451	$325,769

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

_________
(1) Represents the interest rate as of December 31, 2023. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR and/or LIBOR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All the LIBOR shown above is in U.S. dollars. As of December 31, 2023, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 5.36%, the 90-day SOFR at 5.35% and the 90-day LIBOR at 5.64%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of December 31, 2023 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of December 31, 2023.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of December 31, 2023 and September 30, 2023. The Company earned interest income of $3.6 million and $2.6 million on the SLF JV I Notes for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $29.6 million, respectively, as of December 31, 2023, and $54.8 million and $28.9 million, respectively, as of September 30, 2023. The Company earned $1.4 million and $1.1 million in dividend income for the three months ended December 31, 2023 and 2022, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2023 and September 30, 2023 and for the three months ended December 31, 2023 and 2022:

	December 31, 2023	September 30, 2023
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2023: $334,451; cost September 30, 2023: $331,808)	$325,769	$322,179
Cash and cash equivalents	35,218	31,950
Restricted cash	363	2,987
Other assets	11,408	18,988
Total assets	$372,758	$376,104

Senior credit facility payable	$149,000	$149,000
Secured borrowings	30,760	38,845
SLF JV I Notes payable at fair value (proceeds December 31, 2023: $128,750; proceeds September 30, 2023: $128,750)	128,750	128,750
Other liabilities	30,648	26,630
Total liabilities	$339,158	$343,225
Members' equity	33,600	32,879
Total liabilities and members' equity	$372,758	$376,104

	Three months ended December 31, 2023	Three months ended December 31, 2022
Selected Statements of Operations Information:
Interest income	$9,708	$8,781
Other income	57	—
Total investment income	9,765	8,781
Senior credit facility and secured borrowing interest expense	3,906	3,709
SLF JV I Notes interest expense	4,093	2,982
Other expenses	71	69
Total expenses (1)	8,070	6,760
Net investment income	1,695	2,021
Net unrealized appreciation (depreciation)	947	(2,207)
Net realized gains (losses)	(322)	(992)
Net income (loss)	$2,320	$(1,178)
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
During the three months ended December 31, 2023, the Company did not sell any senior secured debt investments to SLF JV I. During the three months ended December 31, 2022, the Company sold $13.5 million of senior secured debt investments to SLF JV I for $12.9 million cash consideration, which represented the fair value at the time of sale. A loss of $0.1 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of December 31, 2023 and September 30, 2023, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (the "Glick JV Facility"), which, as of December 31, 2023, had a revolving period end date and maturity date of August 12, 2026 and August 17, 2026, respectively, and permitted borrowings of up to $80.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of December 31, 2023, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 2.00% per annum. $53.0 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of each of December 31, 2023 and September 30, 2023.
As of December 31, 2023 and September 30, 2023, the Glick JV had total assets of $139.2 million and $141.2 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 42 and 38 portfolio companies as of December 31, 2023 and September 30, 2023, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $51.0 million and $50.0 million in the aggregate at fair value as of December 31, 2023 and September 30, 2023, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of December 31, 2023 and September 30, 2023, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of December 31, 2023 and September 30, 2023, of which $73.5 million was from the Company. As of each of December 31, 2023 and September 30, 2023, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of December 31, 2023 and September 30, 2023, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Senior secured loans (1)	$130,946	$130,589
Weighted average current interest rate on senior secured loans (2)	10.58%	10.77%
Number of borrowers in the Glick JV	42	38
Largest loan exposure to a single borrower (1)	$6,147	$6,230
Total of five largest loan exposures to borrowers (1)	$27,867	$28,396
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of December 31, 2023

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.39%		8/18/2028	$1,995	$1,957	$2,001
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.11%		12/18/2025	562	557	549	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.11%		12/18/2025	3,669	3,637	3,585	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.00%		6/30/2025	6,147	6,110	5,747	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.47%		6/9/2028	3,270	3,111	3,100
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.91%		10/20/2028	2,853	2,818	2,402	(4)
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	10.45%		2/28/2028	2,993	2,917	3,000
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.36%		8/11/2025	905	703	554	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.64%		12/29/2027	1,712	1,689	1,609	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027	—	(3)	(12)	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.86%		10/25/2028	2,078	2,040	1,355	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.71%		8/19/2028	993	942	990
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.46%		8/19/2028	2,773	2,687	2,765
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.61%		2/15/2029	2,965	2,856	2,956
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.45%	4.00%	12/24/2026	3,664	3,625	3,481	(4)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.71%		5/10/2027	1,995	1,942	1,979
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.61%		6/11/2027	3,355	3,323	3,230	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.61%		6/11/2027	798	793	768	(4)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.35%		10/13/2029	2,759	2,607	2,762	(4)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	9.85%		7/31/2029	2,834	2,813	2,836
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.65%		8/2/2027	3,171	3,144	3,176	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.13%		4/26/2029	3,361	3,309	3,331	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.60%		4/2/2029	$1,496	$1,474	$1,486
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.22%		10/8/2027	1,496	1,477	1,491
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.66%		8/11/2028	3,920	3,881	3,515	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.71%		4/9/2029	3,950	3,860	3,884	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.86%		6/30/2026	3,900	3,860	3,900
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.36%		3/25/2027	2,219	2,182	1,775	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.36%		8/15/2028	3,560	3,447	3,536
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.41%		10/14/2027	3,920	3,870	3,876
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.95%		2/10/2027	1,625	1,612	1,609	(4)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2027	—	(1)	(1)	(4)(5)
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.46%		9/25/2026	3,839	3,821	3,837
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.21%		2/1/2028	997	997	1,001
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.21%		2/11/2028	2,000	1,965	1,981
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.61%		12/17/2027	681	650	677
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.70%		12/18/2028	2,842	2,799	2,600	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.56%		4/6/2027	5,182	5,040	4,985	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.56%		4/6/2027	281	271	266	(4)(5)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	4.00%	9.47%		3/16/2027	1,495	1,495	1,500
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%	10.63%		4/27/2024	6,012	6,010	4,073
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%	10.61%		4/27/2024	117	117	79
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.47%		10/5/2027	3,283	3,267	3,277
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.71%		11/20/2028	4,900	4,832	4,857	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.96%		4/5/2029	5,228	5,041	5,252
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.35%		9/27/2030	4,000	3,940	3,963
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.95%		3/30/2029	2,634	2,442	2,580
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.48%		12/29/2028	2,986	2,943	2,904	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.61%		9/15/2028	1,496	1,472	1,494
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.71%		9/21/2027	2,035	1,992	1,931	(4)
Total Portfolio Investments								$130,946	$128,333	$124,492
__________
(1) Represents the interest rate as of December 31, 2023. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2023, the reference rates for the Glick JV's variable rate loans were the 30-day

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SOFR at 5.36% and the 90-day SOFR at 5.35%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of December 31, 2023 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of December 31, 2023.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Glick JV Portfolio as of September 30, 2023

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.32%		8/18/2028	$2,000	$1,960	$1,978
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.90%		12/18/2025	574	568	564	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.15%		12/18/2025	3,746	3,709	3,678	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.04%		6/30/2025	6,230	6,185	5,819	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.43%		6/9/2028	2,478	2,367	2,307
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.81%		10/20/2028	2,860	2,825	2,514	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.15%	9.54%		11/26/2026	2,895	2,866	2,895
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	10.42%		2/28/2028	2,993	2,913	2,997
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.40%		8/11/2025	907	705	654	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.63%		12/29/2027	1,716	1,692	1,616	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027	—	(3)	(12)	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.90%		10/25/2028	2,078	2,039	1,570	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.42%		8/19/2028	1,980	1,899	1,924
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.67%		8/19/2028	995	942	968
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.68%		1/20/2029	2,423	2,244	2,158
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.57%		2/15/2029	1,772	1,674	1,744
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	11.49%		12/24/2026	3,628	3,586	3,478	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027	3,363	3,332	3,282	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027	800	795	780	(4)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.39%		10/13/2029	2,766	2,607	2,741	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	SOFR+	4.50%	9.89%		7/31/2029	2,841	2,820	2,841
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.43%		8/2/2027	2,460	2,435	2,410	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.12%		4/26/2029	2,970	2,922	2,899	(4)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.57%		8/11/2028	3,930	3,891	3,301	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.67%		4/9/2029	$3,960	$3,865	$3,759	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.90%		6/30/2026	3,910	3,866	3,915
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.40%		3/25/2027	2,250	2,210	1,770	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.32%		8/15/2028	4,500	4,350	4,349
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.32%		10/14/2027	3,930	3,877	3,876
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026	1,630	1,616	1,596	(4)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026	—	(1)	(3)	(4)(5)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	4.76%	10.15%		3/31/2025	5,198	5,192	5,159
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.43%		9/25/2026	3,849	3,830	3,843
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.65%		12/17/2027	683	650	676
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.74%		12/18/2028	2,842	2,799	2,586	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.45%		4/6/2027	5,182	5,029	4,964	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.45%		4/6/2027	226	216	211	(4)(5)
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%	10.88%		4/27/2024	6,029	6,025	4,110
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%	10.86%		4/27/2024	103	102	70
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.43%		10/5/2027	3,292	3,275	3,276
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.67%		11/20/2028	4,913	4,840	4,843	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.92%		4/5/2029	5,227	5,032	5,224
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.33%		9/27/2030	4,000	3,939	3,916
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.99%		3/30/2029	2,641	2,439	2,544
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.42%		12/29/2028	2,993	2,948	2,914	(4)
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.67%		9/21/2027	3,843	3,756	3,712	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.27%		4/30/2025	983	960	927	(4)
Total Portfolio Investments								$130,589	$127,788	$123,343
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $50.6 million and $51.0 million, respectively, as of December 31, 2023. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. For the three months ended December 31, 2023 and

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

2022, the Company's investment in the Glick JV Notes earned interest income of $1.8 million and $1.6 million, respectively. The Company did not earn dividend income for the three months ended December 31, 2023 and 2022 with respect to its investment in the LLC equity interest of the Glick JV. As of December 31, 2023, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of December 31, 2023 and September 30, 2023 and for the three months ended December 31, 2023 and 2022:

	December 31, 2023	September 30, 2023
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2023: $128,333; cost September 30, 2023: $127,788)	$124,492	$123,343
Cash and cash equivalents	8,953	12,119
Restricted cash	194	184
Other assets	5,537	5,521
Total assets	$139,176	$141,167

Senior credit facility payable	$53,000	$53,000
Glick JV Notes payable at fair value (proceeds December 31, 2023: $66,685; proceeds September 30, 2023: $66,685)	58,259	57,201
Secured borrowings	12,965	18,106
Other liabilities	14,952	12,860
Total liabilities	$139,176	$141,167
Members' equity	—	—
Total liabilities and members' equity	$139,176	$141,167

	Three months ended December 31, 2023	Three months ended December 31, 2022
Selected Statements of Operations Information:
Interest income	$3,798	$3,403
Fee income	25	—
Total investment income	3,823	3,403
Senior credit facility and secured borrowing interest expense	1,452	1,285
Glick JV Notes interest expense	1,694	1,324
Other expenses	37	53
Total expenses (1)	3,183	2,662
Net investment income	640	741
Net unrealized appreciation (depreciation)	(453)	(651)
Realized gain (loss)	(187)	(90)
Net income (loss)	$—	$—
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three months ended December 31, 2023 and 2022, the Company recorded total fee income of $1.3 million and $2.0 million, respectively, of which $0.2 million and $0.2 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees.

Note 5. Share Data and Net Assets
The share and per share information for the three months ended December 31, 2022 disclosed in Note 5 have been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2023 and 2022:

(Share amounts in thousands)	Three months ended December 31, 2023	Three months ended December 31, 2022
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$10,535	$13,172
Weighted average common shares outstanding — basic and diluted	77,840	61,142
Earnings (loss) per common share — basic and diluted	$0.14	$0.22

Changes in Net Assets

The following table presents the changes in net assets for the three months ended December 31, 2023:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2023	77,225	$772	$2,166,330	$(651,338)	$1,515,764
Net investment income	—	—	—	44,189	44,189
Net unrealized appreciation (depreciation)	—	—	—	(25,025)	(25,025)
Net realized gains (losses)	—	—	—	(8,453)	(8,453)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(176)	(176)
Distributions to stockholders	—	—	—	(48,897)	(48,897)
Issuance of common stock in connection with the "at the market" offering	1,641	17	32,296	—	32,313
Issuance of common stock under dividend reinvestment plan	99	1	1,935	—	1,936
Balance as of December 31, 2023	78,965	$790	$2,200,561	$(689,700)	$1,511,651
The following table presents the changes in net assets for the three months ended December 31, 2022:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2022	61,125	$611	$1,827,721	$(582,769)	$1,245,563
Net investment income	—	—	—	38,808	38,808
Net unrealized appreciation (depreciation)	—	—	—	(22,982)	(22,982)
Net realized gains (losses)	—	—	—	(3,203)	(3,203)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	549	549
Distributions to stockholders	—	—	—	(58,679)	(58,679)
Issuance of common stock under dividend reinvestment plan	95	1	1,932	—	1,933
Balance as of December 31, 2022	61,220	$612	$1,829,653	$(628,276)	$1,201,989

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

For income tax purposes, the Company has reported its distributions for the 2023 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2023 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2023 and 2022:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(1)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	$0.07	$5.3	million	11,133	(1)	$0.2	million
Total for the three months ended December 31, 2023				$0.62	$47.0	million	98,605		$1.9	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(1)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	$0.42	$24.8	million	41,510	(1)	$0.8	million
Total for the three months ended December 31, 2022				$0.96	$56.8	million	94,879		$1.9	million
 __________
(1) New shares were issued and distributed.

Common Stock Issuances
During the three months ended December 31, 2023 and 2022, the Company issued 98,605 and 94,879 shares, respectively, of common stock as part of the DRIP.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

In connection with the "at the market" offering, the Company issued and sold 1,641,416 shares of common stock during the three months ended December 31, 2023 for net proceeds of $32.3 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	1,641,416	$32,725	$327	$32,398	$19.94
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

As of December 31, 2023, the size of the Syndicated Facility was $1.218 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of December 31, 2023, (i) the period during which the Company may make drawings with respect to $1.035 billion of commitments will expire on June 23, 2027 and the maturity date is June 23, 2028, (ii) the period during which the Company may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at the Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of December 31, 2023, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of each of December 31, 2023 and September 30, 2023, the Company had $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $430.0 million. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 7.621% and 5.849% for the three months ended December 31, 2023 and 2022, respectively. For the three months ended December 31, 2023 and 2022, the Company recorded interest expense (inclusive of fees) of $9.6 million and $10.0 million, respectively, related to the Syndicated Facility.
Citibank Facility
On March 19, 2021, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “Citibank Facility”) with OCSL Senior Funding II LLC, the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the Company, as collateral manager and seller, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and custodian. On May 25, 2023, in connection with an amendment to the OSI2 Citibank Facility, the Citibank Facility was terminated.
As of December 31, 2023 and September 30, 2023, the Company did not have any borrowings outstanding under the Citibank Facility. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.508% for the three months ended December 31, 2022. For the three months ended December 31, 2022, the Company recorded interest expense (inclusive of fees) of $2.7 million related to the Citibank Facility.
OSI2 Citibank Facility
On January 23, 2023, as a result of the consummation of the OSI2 Merger, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “OSI2 Citibank Facility”) with OSI 2 SPV, the Company’s wholly-owned and consolidated subsidiary, as the borrower, the Company, as collateral manager, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of December 31, 2023, the Company was able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of December 31, 2023, the OSI2 Citibank Facility had a reinvestment period through May 25, 2025, during which advances may be made, and matures on January 26, 2027. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% on all other eligible loans and (b) for all other lenders, SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans, in all cases subject to a minimum overall rate of SOFR plus 2.50% per annum. After the reinvestment period, the applicable spread is 4.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of December 31, 2023 and September 30, 2023, the Company had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 8.204% for the three months ended December 31, 2023. For the three months ended December 31, 2023, the Company recorded interest expense (inclusive of fees) of $6.1 million related to the OSI2 Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2023, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15, at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2023, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15, beginning February 15, 2024, at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2023, the Company did not repurchase any of the 2029 Notes in the open market.
The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions (but giving effect to any exemptive relief granted to the Company by the SEC), as well as covenants requiring the Company to provide financial information to the holders of the 2029 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2029 Notes Indenture.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023			As of September 30, 2023
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.9)	(2.3)	(3.4)	(1.1)	(2.5)	(3.5)
Unaccreted discount	(0.6)	(0.5)	(3.2)	(0.7)	(0.6)	(3.4)
Interest rate swap fair value adjustment	—	(30.4)	4.0	—	(40.5)	(7.0)
Net carrying value	$298.5	$316.8	$297.4	$298.2	$306.4	$286.1
Fair Value	$291.2	$315.1	$310.4	$286.4	$301.8	$290.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three months ended December 31, 2023:

($ in millions)	2025 Notes	2027 Notes	2029 Notes
Coupon interest	$2.6	$2.4	$5.3
Amortization of financing costs and discount	0.3	0.2	0.3
Effect of interest rate swap	—	4.2	1.2
Total interest expense	$2.9	$6.8	$6.8
Coupon interest rate (net of effect of interest rate swaps)	3.500%	7.455%	8.679%
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
As of September 30, 2023, the Company had net capital loss carryforwards of $558.3 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $70.3 million are available to offset future short-term capital gains and $488.0 million are available to offset future long-term capital gains. A portion of such net capital loss carryforwards represented a realized loss under sections 382 and 383 of the Code, which is carried forward to future years to offset future gains subject to certain limitations.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2023 and 2022.

	Three months ended December 31, 2023	Three months ended December 31, 2022
Net increase (decrease) in net assets resulting from operations	$10,535	$13,172
Net unrealized (appreciation) depreciation	25,025	22,982
Book/tax difference due to capital losses suspended (utilized)	6,540	8,013
Other book/tax differences	(7,178)	(12,910)
Taxable/Distributable Income (1)	$34,922	$31,257
 __________
(1) The Company's taxable income for the three months ended December 31, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2023, $8.2 million of the $8.2 million deferred tax assets would not more likely than not be realized in future periods.
For the three months ended December 31, 2023, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.2 million, which was composed primarily of a current income tax expense. For the three months ended December 31, 2022, the Company recognized a total benefit for income tax related to realized and unrealized losses of $0.5 million, which was primarily all current income tax benefit.
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
During the three months ended December 31, 2023, the Company recorded an aggregate net realized loss of $8.5 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Continental Intermodal Group LP	$(6.8)
P&L Development LLC	(1.9)
Zephyr Bidco Limited (1)	(1.7)
Lift Brands Holdings, Inc.	(1.4)
Foreign currency forward contracts	4.1
Other, net	(0.8)
Total, net	$(8.5)
__________
(1)This investment was denominated in British Pounds and the realized loss shown in this table includes losses due to foreign currency translation, which was offset by gains on foreign currency forward contracts.
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
During the three months ended December 31, 2023 and 2022, the Company recorded net unrealized depreciation of $25.0 million and $23.0 million, respectively. For the three months ended December 31, 2023, this consisted of $18.8 million of net unrealized depreciation on equity investments, $13.7 million of net unrealized depreciation on debt investments and $7.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $15.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the three months ended December 31, 2022, this consisted of $18.7 million of net unrealized depreciation on debt investments and $11.0 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $3.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.8 million of net unrealized appreciation on equity investments.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Related Party Transactions

As of December 31, 2023 and September 30, 2023, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $19.0 million and $19.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three months ended December 31, 2023 and 2022, the base management fee incurred under the Investment Advisory Agreement was $10.0 million (net of waiver) and $9.2 million (net of waiver), respectively.
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

For the three months ended December 31, 2023 and 2022, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $9.0 million and $7.7 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of December 31, 2023, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of December 31, 2023 under the Investment Advisory Agreement, no Part II incentive fees would be payable.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2023 and 2022, there were no accrued capital gains incentive fees. As of December 31, 2023, the total accrued capital gains incentive fee liability was zero.
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
For the three months ended December 31, 2023 and 2022, the Company accrued administrative expenses of $0.4 million and $0.4 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2023 and September 30, 2023, $3.8 million and $4.3 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2023	Three months ended December 31, 2022 (6)
Net asset value per share at beginning of period	$19.63	$20.38
Net investment income (1)	0.57	0.63
Net unrealized appreciation (depreciation) (1)	(0.33)	(0.38)
Net realized gains (losses) (1)	(0.11)	(0.05)
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	0.01
Distributions of net investment income to stockholders	(0.62)	(0.96)
Net asset value per share at end of period	$19.14	$19.63
Per share market value at beginning of period	$20.12	$18.00
Per share market value at end of period	$20.42	$20.61
Total return (2)	4.70%	19.90%
Common shares outstanding at beginning of period	77,225	61,125
Common shares outstanding at end of period	78,965	61,220
Net assets at beginning of period	$1,515,764	$1,245,563
Net assets at end of period	$1,511,651	$1,201,989
Average net assets (3)	$1,524,243	$1,241,806
Ratio of net investment income to average net assets (7)	11.50%	12.40%
Ratio of total expenses to average net assets (7)	14.39%	13.11%
Ratio of net expenses to average net assets (7)	14.00%	12.87%
Ratio of portfolio turnover to average investments at fair value	7.36%	4.24%
Weighted average outstanding debt (4)	$1,660,435	$1,441,326
Average debt per share (1)	$21.33	$23.57
Asset coverage ratio at end of period (5)	188.66%	176.31%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,662.9 million and $1,514.4 million as of December 31, 2023 and 2022, respectively.
(6)
The share and per share information disclosed in this table has been retroactively adjusted to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(7)	Interim periods are annualized.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2023, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$36,775	€34,350	2/8/2024	$—	$1,227	Derivative liability
Foreign currency forward contract	$47,403	£38,500	2/8/2024	—	1,687	Derivative liability
				$—	$2,914
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$42,182	€38,026	11/9/2023	$1,857	$—	Derivative asset
Foreign currency forward contract	$72,098	£56,556	11/9/2023	3,053	—	Derivative asset
				$4,910	$—
In connection with the issuance of the 2027 Notes and 2029 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada pursuant to ISDA Master Agreements. As of December 31, 2023, the Company paid $26.5 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2023.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$30,415	Derivative liability
Interest rate swap	300,000	2/15/2029	4,013	—	Derivative liability
			$4,013	$30,415
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2023.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$40,519	Derivative liability
Interest rate swap	300,000	2/15/2029	—	7,000	Derivative liability
			$—	$47,519

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2023, the Company's only off-balance sheet arrangements consisted of $226.6 million of unfunded commitments, which was comprised of $199.5 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $199.5 million, approximately $165.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, the Company's only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of December 31, 2023 and September 30, 2023 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2023	September 30, 2023
107-109 Beech OAK22 LLC	$26,969	$26,969
OCSI Glick JV LLC	13,998	13,998
PetVet Care Centers, LLC	13,732	—
Senior Loan Fund JV I, LLC	13,125	13,125
Fairbridge Strategic Capital Funding LLC	9,465	13,090
BioXcel Therapeutics, Inc.	9,383	14,547
Amspec Parent LLC	9,372	—
Seres Therapeutics, Inc.	8,090	8,090
MRI Software LLC	7,260	2,261
Next Holdco, LLC	7,051	—
iCIMs, Inc.	6,924	7,466
Kings Buyer, LLC	5,462	5,189
Grove Hotel Parcel Owner, LLC	5,286	5,286
scPharmaceuticals Inc.	5,212	5,212
Avalara, Inc.	5,047	5,047
Mindbody, Inc.	4,762	4,762
Accupac, Inc.	4,500	4,500
107 Fair Street LLC	4,227	4,227
Harrow, Inc.	4,011	4,011
Inventus Power, Inc.	3,792	3,792
Dominion Diagnostics, LLC	3,484	3,484
Establishment Labs Holdings Inc.	3,384	3,384
WP CPP Holdings, LLC	3,272	—
Enverus Holdings, Inc.	3,135	—
PRGX Global, Inc.	3,127	3,127
Salus Workers' Compensation, LLC	3,102	3,102
Spanx, LLC	3,092	2,473
ADC Therapeutics SA	3,020	3,020
Relativity ODA LLC	2,762	2,762
LSL Holdco, LLC	2,650	2,650
Galileo Parent, Inc.	2,484	2,061
MND Holdings III Corp	2,280	9,122
Crewline Buyer, Inc.	2,180	—
112-126 Van Houten Real22 LLC	2,139	2,343
Coupa Holdings, LLC	2,075	2,075
Berner Food & Beverage, LLC	2,005	1,622
Oranje Holdco, Inc.	1,904	1,904
MHE Intermediate Holdings, LLC	1,786	821
Evergreen IX Borrower 2023, LLC	1,626	1,626
Acquia Inc.	1,376	1,376
PPW Aero Buyer, Inc.	1,368	1,466
SCP Eye Care Services, LLC	1,366	2,356
Coyote Buyer, LLC	1,333	400
Pluralsight, LLC	1,068	1,787
Finastra USA, Inc.	896	960
Digital.AI Software Holdings, Inc.	782	1,078
OTG Management, LLC	467	3,190
ASP-R-PAC Acquisition Co LLC	396	396
SIO2 Medical Products, Inc.	238	1,821
Telestream Holdings Corporation	148	407
Delta Leasing SPV II LLC	—	14,639
Assembled Brands Capital LLC	—	7,514
Impel Pharmaceuticals Inc.	—	2,458
Supreme Fitness Group NY Holdings, LLC	—	2,199
Tahoe Bidco B.V.	—	2,162
Liquid Environmental Solutions Corporation	—	1,383
Total	$226,613	$232,740

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2023, except as discussed below.
Distribution Declaration
On January 26, 2024, the Company’s Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on March 29, 2024 to stockholders of record on March 15, 2024.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2023

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2023	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2023	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	—	27,638	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	—	16,173	—	16,173	1.1%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.50%		8/28/2025		$14,033	—	391	14,068	—	(35)	14,033	0.9%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.46%		8/28/2025		1,393	—	58	2,090	—	(696)	1,394	0.1%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.50%		8/28/2025		5,574	—	150	5,574	—	—	5,574	0.4%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	2,711	—	—	2,711	0.2%
First Star Speir Aviation Limited	Airlines	Equity Interest								786	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.94%		10/20/2028		58,349	—	1,773	50,017	940	—	50,957	3.4%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.44%		12/29/2028		112,656	—	3,581	112,656	—	—	112,656	7.5%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	1,400	28,878	709	—	29,587	2.0%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		16,355	—	540	15,874	534	(53)	16,355	1.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,005	—	69	1,359	1,646	—	3,005	0.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	36,226	—	—	36,226	2.4%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$211,365	$786	$7,962	$297,091	$20,002	$(784)	$316,309	20.9%

Affiliate Investments
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver								—	329	21,823	33	(21,856)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	89	1,159	(251)	997	0.1%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity								—	—	1,005	154	(1,159)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	12/15/2024		5,065	—	—	—	4,657	(367)	4,290	0.3%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	12/15/2024		20,871	—	—	—	19,217	(494)	18,723	1.2%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		—	—	432	—	—	432	—%
Total Affiliate Investments									$25,936	$—	$329	$23,349	$25,220	$(24,127)	$24,442	1.6%
Total Control & Affiliate Investments									$237,301	$786	$8,291	$320,440	$45,222	$(24,911)	$340,751	22.5%

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

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2022

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2022	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2022	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829	$—	$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460	—	—	—	27,638	—	—	27,638	2.3%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	LIBOR+	5.00%	9.73%		2/28/2024		14,297	—	331	14,333	—	(36)	14,297	1.2%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	LIBOR+	5.00%			2/28/2024		—	—	14	—	—	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031	—	—	—	4,946	—	(719)	4,227	0.4%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	LIBOR+	4.50%	7.67%		10/20/2028		59,049	—	1,624	50,283	380	(1,127)	49,536	4.1%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	LIBOR+	7.00%	10.17%		12/29/2028		112,656	—	2,611	96,250	16,406	—	112,656	9.4%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%	—	—	1,050	20,715	5,469	(2,076)	24,108	2.0%
Total Control Investments									$186,002	$—	$5,630	$214,165	$22,255	$(3,958)	$232,462	19.3%

Affiliate Investments
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver	LIBOR+	6.75%	11.48%		10/17/2023		21,464	—	646	24,225	55	(3,028)	21,252	1.8%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						1,609,201	—	—	—	370	—	(16)	354	—%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity						1,019,169	—	—	—	1,223	20	—	1,243	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						70,425	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,399	—	—	—	378	—	(54)	324	—%
Total Affiliate Investments									$21,464	$—	$646	$26,196	$75	$(3,098)	$23,173	1.9%
Total Control & Affiliate Investments									$207,466	$—	$6,276	$240,361	$22,330	$(7,056)	$255,635	21.2%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments, included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2022.
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
•the ability of Oaktree Fund Advisors, LLC, or Oaktree, to implement Oaktree's future plans with respect to our business and to achieve our investment objective;
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023 and elsewhere in this quarterly report on Form 10-Q.
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

On January 23, 2023, we acquired Oaktree Strategic Income II, Inc. (“OSI2”) pursuant to that certain Agreement and Plan of Merger (the “OSI2 Merger Agreement”), dated as of September 14, 2022, by and among OSI2, the Company, Project Superior Merger Sub, Inc., our wholly-owned subsidiary , and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OSI2 Merger Agreement, OSI2 was merged with and into us in a two-step transaction with us as the surviving company (the “OSI2 Merger”).

Business Environment and Developments

Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, elevated interest rates, a potential slowdown in economic activity and the current conflicts in the Middle East have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

We are unable to predict the full effects of these macroeconomic events or how they might evolve. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.

Against this backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.

Critical Accounting Estimates
Fair Value Measurements
Oaktree, as the valuation designee of our Board of Directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
The fair value of our investments as of December 31, 2023 and September 30, 2023 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of December 31, 2023, 93.5% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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

As of December 31, 2023, we held $3,018.6 million of investments at fair value, up from $2,892.4 million held at September 30, 2023, primarily driven by purchases of investments during the three months ended December 31, 2023. As of December 31, 2023 and September 30, 2023, approximately 92.4% and 89.9%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Some of our investments provide for deferred interest payments or payment-in-kind, or PIK, interest income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2023, there were seven investments on non-accrual status that in the aggregate represented 5.9% and 4.2% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were there four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively.
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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies, Senior Loan Fund JV I, LLC, or SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities, and OCSI Glick JV LLC, or the Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co- invest primarily in senior secured loans of middle-market companies. We refer to SLF JV I and the Glick JV collectively as the JVs. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).

During the three months ended December 31, 2023, we originated $370.3 million of investment commitments in 14 new and 10 existing portfolio companies and funded $367.6 million of investments.
During the three months ended December 31, 2023, we received $213.5 million of proceeds from prepayments, exits, other paydowns and sales and exited 10 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2023	September 30, 2023
Cost:
Senior secured debt	84.82%	85.24%
Debt investments in the JVs	5.12	5.35
Preferred equity	3.23	3.27
Common equity and warrants	2.74	2.37
Subordinated debt	2.37	1.97
LLC equity interests of the JVs	1.72	1.80
Total	100.00%	100.00%

	December 31, 2023	September 30, 2023
Fair value:
Senior secured debt	86.31%	86.47%
Debt investments in the JVs	5.42	5.62
Common equity and warrants	2.51	2.00
Subordinated debt	2.49	1.93
Preferred equity	2.29	2.98
LLC equity interests of the JVs	0.98	1.00
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2023	September 30, 2023
Cost:
Application Software	14.82%	15.39%
Multi-Sector Holdings (1)	6.89	7.21
Health Care Services	4.32	2.68
Data Processing & Outsourced Services	4.18	4.38
Health Care Technology	4.10	3.51
Biotechnology	4.01	4.15
Industrial Machinery & Supplies & Components	3.22	3.27
Real Estate Operating Companies	2.68	2.75
Broadline Retail	2.61	2.74
Pharmaceuticals	2.32	2.79
Other Specialty Retail	2.13	1.35
Personal Care Products	2.12	2.24
Interactive Media & Services	2.07	0.62
Fertilizers & Agricultural Chemicals	2.03	2.13
Aerospace & Defense	2.00	1.70
Diversified Support Services	1.98	0.77
Environmental & Facilities Services	1.98	2.07
Health Care Distributors	1.95	2.04
Diversified Financial Services	1.93	2.03
Internet Services & Infrastructure	1.91	2.00
Airport Services	1.82	1.84
Metal, Glass & Plastic Containers	1.81	1.82
Insurance Brokers	1.65	1.74
Diversified Metals & Mining	1.57	1.64
Automotive Retail	1.56	1.89
Home Improvement Retail	1.54	1.78
Auto Parts & Equipment	1.52	1.59
Systems Software	1.43	0.76
Real Estate Services	1.40	1.47
Specialized Finance	1.32	2.40
Soft Drinks & Non-alcoholic Beverages	1.32	1.40
Leisure Facilities	1.25	1.28
Specialty Chemicals	1.18	1.27
Electrical Components & Equipment	1.02	1.07
Distributors	1.01	1.24
Advertising	0.80	0.84
Passenger Airlines	0.78	0.82
Real Estate Development	0.76	0.79
Gold	0.73	0.77
Home Furnishings	0.72	0.78
Health Care Equipment	0.71	0.74
Construction & Engineering	0.68	0.73
Hotels, Resorts & Cruise Lines	0.54	0.56
Oil & Gas Storage & Transportation	0.51	0.72
Integrated Telecommunication Services	0.46	0.62
Restaurants	0.40	0.41
Health Care Supplies	0.36	0.38
Cable & Satellite	0.28	0.15
Education Services	0.26	0.46
Food Distributors	0.24	0.19
Oil & Gas Refining & Marketing	0.21	—
Research & Consulting Services	0.15	0.16
Other Specialized REITs	0.14	0.14
Apparel Retail	0.14	0.16
Office Services & Supplies	0.13	—
Paper & Plastic Packaging Products & Materials	0.10	0.11
Housewares & Specialties	0.09	0.10
Leisure Products	0.06	0.07
Alternative Carriers	0.05	—
Diversified Chemicals	0.05	—
Consumer Finance	—	0.54
Movies & Entertainment	—	0.40
Air Freight & Logistics	—	0.16
Integrated Oil & Gas	—	0.16
Technology Distributors	—	0.03
Total	100.00%	100.00%

	December 31, 2023	September 30, 2023
Fair value:
Application Software	15.23%	15.73%
Multi-Sector Holdings (1)	6.47	6.69
Biotechnology	4.23	4.35
Data Processing & Outsourced Services	4.20	4.33
Health Care Services	4.04	2.31
Health Care Technology	3.56	3.30
Industrial Machinery & Supplies & Components	3.45	3.40
Real Estate Operating Companies	2.80	2.85
Pharmaceuticals	2.36	2.78
Other Specialty Retail	2.30	1.42
Interactive Media & Services	2.20	0.66
Aerospace & Defense	2.12	1.79
Fertilizers & Agricultural Chemicals	2.09	2.18
Diversified Financial Services	2.08	2.07
Diversified Support Services	2.08	0.81
Environmental & Facilities Services	2.06	2.16
Internet Services & Infrastructure	2.01	2.09
Health Care Distributors	2.01	2.10
Personal Care Products	1.97	2.07
Metal, Glass & Plastic Containers	1.84	1.85
Airport Services	1.84	1.88
Insurance Brokers	1.82	1.83
Diversified Metals & Mining	1.65	1.72
Auto Parts & Equipment	1.62	1.70
Automotive Retail	1.59	1.93
Home Improvement Retail	1.59	1.84
Systems Software	1.50	0.76
Real Estate Services	1.45	1.52
Soft Drinks & Non-alcoholic Beverages	1.39	1.47
Specialized Finance	1.38	2.41
Broadline Retail	1.30	2.39
Leisure Facilities	1.29	1.28
Specialty Chemicals	1.25	1.34
Electrical Components & Equipment	1.08	1.13
Distributors	1.03	1.29
Passenger Airlines	0.90	0.95
Real Estate Development	0.79	0.82
Gold	0.78	0.81
Health Care Equipment	0.71	0.78
Construction & Engineering	0.71	0.76
Hotels, Resorts & Cruise Lines	0.56	0.59
Oil & Gas Storage & Transportation	0.54	0.55
Home Furnishings	0.47	0.69
Integrated Telecommunication Services	0.44	0.57
Restaurants	0.43	0.43
Advertising	0.40	0.41
Health Care Supplies	0.38	0.39
Cable & Satellite	0.31	0.16
Education Services	0.28	0.47
Food Distributors	0.24	0.18
Oil & Gas Refining & Marketing	0.23	—
Research & Consulting Services	0.16	0.17
Apparel Retail	0.15	0.17
Office Services & Supplies	0.15	—
Other Specialized REITs	0.12	0.11
Paper & Plastic Packaging Products & Materials	0.10	0.11
Housewares & Specialties	0.09	0.10
Leisure Products	0.07	0.07
Alternative Carriers	0.06	—
Diversified Chemicals	0.05	—
Consumer Finance	—	0.52
Movies & Entertainment	—	0.41
Integrated Oil & Gas	—	0.17
Air Freight & Logistics	—	0.15
Technology Distributors	—	0.03
Total	100.00%	100.00%
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
As of December 31, 2023 and September 30, 2023, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of December 31, 2023 and September 30, 2023, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of December 31, 2023 and September 30, 2023, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of December 31, 2023 and September 30, 2023. We earned interest income of $3.6 million and $2.6 million on the SLF JV I Notes for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $29.6 million, respectively, as of December 31, 2023, and $54.8 million and $28.9 million, respectively, as of September 30, 2023. We earned $1.4 million and $1.1 million in dividend income for the three months ended December 31, 2023 and 2022, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Senior secured loans (1)	$334,451	$332,637
Weighted average interest rate on senior secured loans (2)	10.57%	10.62%
Number of borrowers in SLF JV I	52	48
Largest exposure to a single borrower (1)	$11,220	$11,286
Total of five largest loan exposures to borrowers (1)	$51,354	$54,051
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
As of December 31, 2023 and September 30, 2023, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of December 31, 2023 and September 30, 2023, of which $73.5 million was from us. As of each of December 31, 2023 and September 30, 2023, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of December 31, 2023 and September 30, 2023, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $50.6 million and $51.0 million, respectively, as of December 31, 2023. The cost and fair value of our aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. For the three months ended December 31, 2023 and 2022, our investment in the Glick JV Notes earned interest income of $1.8 million and $1.6 million, respectively. We did not earn any dividend income for the three months ended December 31, 2023 and 2022 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Senior secured loans (1)	$130,946	$130,589
Weighted average current interest rate on senior secured loans (2)	10.58%	10.77%
Number of borrowers in the Glick JV	42	38
Largest loan exposure to a single borrower (1)	$6,147	$6,230
Total of five largest loan exposures to borrowers (1)	$27,867	$28,396
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
Comparison of Three Months ended December 31, 2023 and December 31, 2022
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended December 31, 2023 and 2022 was $98.0 million and $79.2 million, respectively. For the three months ended December 31, 2023, this amount consisted of $95.3 million of interest income from portfolio investments (which included $3.8 million of PIK interest), $1.3 million of fee income and $1.4 million of dividend income. For the three months ended December 31, 2022, this amount consisted of $76.1 million of interest income from portfolio investments (which included $6.1 million of PIK interest), $2.0 million of fee income and $1.1 million of dividend income. The increase of $18.8 million, or 23.8%, in our total investment income for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, was due primarily to a $19.2 million increase in interest income, which was primarily driven by the impact of higher base rates on our floating rate debt portfolio and a larger investment portfolio primarily from the assets acquired in the OSI2 Merger. This was partially offset by a $0.7 million decrease in fee income due to lower amendment fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2023 and 2022 were $53.8 million and $40.3 million, respectively. Net expenses increased for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, by $13.5 million, or 33.5%. The increase in net expenses was primarily driven by $11.5 million of higher interest expense due to the impact of rising interest rates on our floating rate liabilities and an increase in average borrowings outstanding. Further contributing to the increase were $1.3 million of increased part I incentive fees as a result of higher adjusted net investment income and $0.8 million of higher management fees (net of waivers) as a result of a larger investment portfolio.
Net Investment Income
Net investment income for the three months ended December 31, 2023 increased by $5.4 million compared to the three months ended December 31, 2022, primarily as a result of the $18.8 million increase in total investment income and the $13.5 million increase in net expenses.
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
During the three months ended December 31, 2023 and 2022, we recorded aggregate net realized losses of $8.5 million and $3.2 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2023 and 2022.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2023 and 2022, we recorded net unrealized depreciation of $25.0 million and $23.0 million, respectively. For the three months ended December 31, 2023, this consisted of $18.8 million of net unrealized depreciation on equity investments, $13.7 million of net unrealized depreciation on debt investments and $7.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $15.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the three months ended December 31, 2022, this consisted of $18.7 million of net unrealized depreciation on debt investments and $11.0 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $3.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.8 million of net unrealized appreciation on equity investments.
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2023, we had $1,662.9 million in senior securities and our asset coverage ratio was 188.66%. As of December 31, 2023, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.02x.
For the three months ended December 31, 2023, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $13.8 million. During that period, net cash provided by operating activities was $1.1 million, primarily from $217.6 million of principal payments and sale proceeds received, the cash activities related to $44.2 million of net investment income, $77.8 million of net decreases in receivables and net increases in payables from unsettled transactions and a $27.7 million decrease in due from broker, partially offset by funding $359.9 million of investments. During the same period, net cash used by financing activities was $14.6 million, primarily consisting of $47.0 million of cash distributions paid to our stockholders, partially offset by $32.4 million of proceeds from the issuance of shares under the "at the market" offering.
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
As of December 31, 2023, we had $131.7 million in cash and cash equivalents (including $19.3 million of restricted cash), portfolio investments (at fair value) of $3.0 billion, $43.0 million of interest, dividends and fees receivable, $7.9 million of due from portfolio companies, $907.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $33.3 million of net payables from unsettled transactions, $710.0 million of borrowings outstanding under our credit facilities and $912.7 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).

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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2023, our only off-balance sheet arrangements consisted of $226.6 million of unfunded commitments, which was comprised of $199.5 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $199.5 million, approximately $165.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, our only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of December 31, 2023, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes (each as defined below):

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of December 31, 2023	Weighted average debt outstanding for the three months ended December 31, 2023	Maximum debt outstanding for the three months ended December 31, 2023
Syndicated Facility	$430,000	$430,000	$430,435	$450,000
OSI2 Citibank Facility	280,000	280,000	280,000	280,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
Total debt	$1,660,000	$1,660,000	$1,660,435

The following table reflects our contractual obligations arising from the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes:

	Payments due by period as of December 31, 2023
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$430,000	$—	$—	$430,000	$—
Interest due on Syndicated Facility	144,019	32,131	64,262	47,626	—
OSI2 Citibank Facility	280,000	—	—	280,000	—
Interest due on OSI2 Citibank Facility	67,965	22,110	44,220	1,635	—
2025 Notes	300,000	—	300,000	—	—
Interest due on 2025 Notes	12,140	10,500	1,640	—	—
2027 Notes	350,000	—	—	350,000	—
Interest due on 2027 Notes (a)	77,914	25,597	51,194	1,123	—
2029 Notes	300,000	—	—	—	300,000
Interest due on 2029 Notes (a)	130,934	25,516	51,031	51,031	3,356
Total	$2,092,972	$115,854	$512,347	$1,161,415	$303,356
__________
(a) The interest due on the 2027 Notes and the 2029 Notes was calculated net of the interest rate swaps.

Equity Issuances
During the three months ended December 31, 2023, we issued an aggregate of 98,605 shares of common stock as part of the DRIP.
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
In connection with the "at the market" offering, we issued and sold 1,641,416 shares of common stock during the year ended December 31, 2023 for net proceeds of $32.3 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	1,641,416	$32,725	$327	$32,398	$19.94
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465	$ 27.2 million		35,990	$ 0.8 million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5 million		34,804	0.8 million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4 million		43,676	0.9 million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51	30.2 million		51,181	1.0 million
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	0.54	32.0 million		53,369	1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million		41,510	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million		68,412	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3 million		57,279	1.1 million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	1.5 million
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	0.55	41.7	million	87,472	1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	0.2	million
 ______________
(1) Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021, March 31, 2022, December 30, 2022, September 30, 2023 and December 31, 2023. New shares were issued with respect to distributions paid on December 31, 2021, March 31, 2022, December 30, 2022, September 30, 2023 and December 31, 2023.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.

Syndicated Facility

As of December 31, 2023, (i) the size of the our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.218 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings on $1.035 billion of commitments will expire on June 23, 2027 and the maturity date was June 23, 2028, (iii) the period during which we may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iv) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

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
The following table describes significant financial covenants, as of December 31, 2023, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	September 30, 2023 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$770 million	$1,516 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.88:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.52:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,105 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2023. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of each of December 31, 2023 and September 30, 2023, we had $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $430.0 million. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 7.621% and 5.849% for the three months ended December 31, 2023 and 2022, respectively. For the three months ended December 31, 2023 and 2022, we recorded interest expense (inclusive of fees) of $9.6 million and $10.0 million, respectively, related to the Syndicated Facility.
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
Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.508% for the three months ended December 31, 2022. For the three months ended December 31, 2022, we recorded interest expense (inclusive of fees) of $2.7 million related to the Citibank Facility.

OSI2 Citibank Facility
On January 23, 2023, as a result of the consummation of the OSI2 Merger, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the OSI2 Citibank Facility., with OSI 2 Senior Lending SPV, LLC, or OSI 2 SPV, our wholly-owned and consolidated subsidiary, as the borrower, us, as collateral manager, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of December 31, 2023, we were able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of December 31, 2023, the OSI2 Citibank Facility had a reinvestment period through May 25, 2025, during which advances may be made, and matures on January 26, 2027. Following the reinvestment period, OSI

2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans and (b) for all other lenders under the OSI2 Citibank Facility, SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans, subject in all cases to a minimum overall rate of SOFR plus 2.50% per annum. After the reinvestment period, the applicable spread is 4.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of December 31, 2023 and September 30, 2023, we had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 8.204% for the three months ended December 31, 2023. For the three months ended December 31, 2023, we recorded interest expense (inclusive of fees) of $6.1 million related to the OSI2 Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023			As of September 30, 2023
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.9)	(2.3)	(3.4)	(1.1)	(2.5)	(3.5)
Unaccreted discount	(0.6)	(0.5)	(3.2)	(0.7)	(0.6)	(3.4)
Interest rate swap fair value adjustment	—	(30.4)	4.0	—	(40.5)	(7.0)
Net carrying value	$298.5	$316.8	$297.4	$298.2	$306.4	$286.1
Fair Value	$291.2	$315.1	$310.4	$286.4	$301.8	$290.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes, and the 2029 Notes for the three months ended December 31, 2023:

($ in millions)	2025 Notes	2027 Notes	2029 Notes
Coupon interest	$2.6	$2.4	$5.3
Amortization of financing costs and discount	0.3	0.2	0.3
Effect of interest rate swap	—	4.2	1.2
Total interest expense	$2.9	$6.8	$6.8
Coupon interest rate (net of effect of interest rate swaps)	3.500%	7.455%	8.679%
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
Recent Developments
Distribution Declaration
On January 26, 2024, our Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on March 29, 2024 to stockholders of record on March 15, 2024.

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
As of December 31, 2023, 84.3% of our debt investment portfolio (at fair value) and 84.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2023, 86.2% of our debt investment portfolio (at fair value) and 86.4% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2023 and September 30, 2023, was as follows:

	December 31, 2023		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$267,929	11.2%	$169,693	7.2%
>0% and <1%	543,821	22.7%	522,027	22.3%
1%	1,325,797	55.3%	1,405,134	59.9%
>1%	260,117	10.8%	248,351	10.6%
Total Floating Rate Investments	$2,397,664	100.0%	$2,345,205	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$63,148	$(34,000)	$29,148
200	50,458	(27,200)	23,258
150	37,767	(20,400)	17,367
100	25,077	(13,600)	11,477
50	12,538	(6,800)	5,738

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,538)	$6,800	$(5,738)
100	(25,077)	13,600	(11,477)
150	(37,615)	20,400	(17,215)
200	(50,154)	27,200	(22,954)
250	(62,683)	34,000	(28,683)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$8,722	$—	$83,262	$—
Prime rate	33,664	—	2,221	—
LIBOR
30 day	—	—	26,692	—
90 day	—	—	45,671	—
180 day	—	—	54,559	—
EURIBOR
30 day	—	—	€5,500	—
90 day	€24,731	—	24,731	—
180 day	6,666	—	6,666	—
SOFR
30 day	$805,045	430,000	$682,693	430,000
90 day (a)	1,584,126	930,000	1,533,240	930,000
180 day	32,894	—	32,894	—
SONIA	£50,945	—	£53,250	—
Fixed rate	$463,577	300,000	$392,019	300,000
__________
(a)Borrowings include the 2027 Notes and 2029 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
Date: January 31, 2024