Form 10-Q
period 2024-03-31
Oaktree Specialty Lending Corp
filed 2024-04-30
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 81,395,954 shares of common stock outstanding as of April 26, 2024.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2024 (unaudited)	September 30, 2023
ASSETS
Investments at fair value:
Control investments (cost March 31, 2024: $366,987; cost September 30, 2023: $345,245)	$313,979	$297,091
Affiliate investments (cost March 31, 2024: $38,016; cost September 30, 2023: $24,898)	35,635	23,349
Non-control/Non-affiliate investments (cost March 31, 2024: $2,838,769; cost September 30, 2023: $2,673,976)	2,697,831	2,571,980
Total investments at fair value (cost March 31, 2024: $3,243,772; cost September 30, 2023: $3,044,119)	3,047,445	2,892,420
Cash and cash equivalents	125,031	136,450
Restricted cash	12,461	9,089
Interest, dividends and fees receivable	36,504	44,570
Due from portfolio companies	1,797	6,317
Receivables from unsettled transactions	20,372	55,441
Due from broker	40,630	54,260
Deferred financing costs	11,113	12,541
Deferred offering costs	90	160
Derivative assets at fair value	—	4,910
Other assets	2,496	1,681
Total assets	$3,297,939	$3,217,839
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,775	$2,950
Base management fee and incentive fee payable	18,556	19,547
Due to affiliate	3,773	4,310
Interest payable	16,069	16,007
Payables from unsettled transactions	61,020	11,006
Derivative liability at fair value	35,005	47,519
Deferred tax liability	—	5
Credit facilities payable	730,000	710,000
Unsecured notes payable (net of $6,001 and $7,076 of unamortized financing costs as of March 31, 2024 and September 30, 2023, respectively)	905,642	890,731
Total liabilities	1,773,840	1,702,075
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 81,396 and 77,225 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	814	772
Additional paid-in-capital	2,248,363	2,166,330
Accumulated overdistributed earnings	(725,078)	(651,338)
Total net assets (equivalent to $18.72 and $19.63 per common share as of March 31, 2024 and September 30, 2023, respectively) (Note 11)	1,524,099	1,515,764
Total liabilities and net assets	$3,297,939	$3,217,839

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Interest income:
Control investments	$5,949	$5,191	$11,954	$9,758
Affiliate investments	10	648	334	1,289
Non-control/Non-affiliate investments	77,803	82,149	160,524	146,447
Interest on cash and cash equivalents	1,494	757	3,858	1,229
Total interest income	85,256	88,745	176,670	158,723
PIK interest income:
Control investments	598	—	1,142	—
Non-control/Non-affiliate investments	4,218	4,123	7,523	10,253
Total PIK interest income	4,816	4,123	8,665	10,253
Fee income:
Control investments	13	12	26	25
Affiliate investments	—	5	5	10
Non-control/Non-affiliate investments	2,533	2,363	3,822	4,366
Total fee income	2,546	2,380	3,853	4,401
Dividend income:
Control investments	1,400	1,050	2,800	2,100
Non-control/Non-affiliate investments	11	4	26	4
Total dividend income	1,411	1,054	2,826	2,104
Total investment income	94,029	96,302	192,014	175,481
Expenses:
Base management fee	11,604	11,483	23,081	21,400
Part I incentive fee	8,452	9,007	17,480	16,710
Professional fees	1,213	2,075	2,717	3,575
Directors fees	160	160	320	320
Interest expense	31,881	27,804	64,051	48,523
Administrator expense	326	315	692	613
General and administrative expenses	526	1,255	1,117	2,001
Total expenses	54,162	52,099	109,458	93,142
Fees waived	(1,500)	(1,775)	(3,000)	(2,525)
Net expenses	52,662	50,324	106,458	90,617
Net investment income before taxes	41,367	45,978	85,556	84,864
Excise tax	—	—	—	(78)
Net investment income	41,367	45,978	85,556	84,786
Unrealized appreciation (depreciation):
Control investments	(6,193)	1,675	(4,854)	(1,634)
Affiliate investments	93	(454)	(832)	(451)
Non-control/Non-affiliate investments	(21,396)	(21,124)	(39,011)	(29,799)
Foreign currency forward contracts	2,244	1,624	(5,580)	(9,377)
Net unrealized appreciation (depreciation)	(25,252)	(18,279)	(50,277)	(41,261)
Realized gains (losses):
Control investments	—	—	786	—
Non-control/Non-affiliate investments	(5,433)	(2,459)	(18,773)	(10,110)
Foreign currency forward contracts	(1,170)	(3,652)	2,931	796
Net realized gains (losses)	(6,603)	(6,111)	(15,056)	(9,314)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(175)	(66)	(351)	483
Net realized and unrealized gains (losses), net of taxes	(32,030)	(24,456)	(65,684)	(50,092)
Net increase (decrease) in net assets resulting from operations	$9,337	$21,522	$19,872	$34,694
Net investment income per common share — basic and diluted (1)	$0.52	$0.63	$1.09	$1.26
Earnings (loss) per common share — basic and diluted (Note 5) (1)	$0.12	$0.29	$0.25	$0.52
Weighted average common shares outstanding — basic and diluted (1)	79,763	73,203	78,797	67,106
__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis as necessary.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Operations:
Net investment income	$41,367	$45,978	$85,556	$84,786
Net unrealized appreciation (depreciation)	(25,252)	(18,279)	(50,277)	(41,261)
Net realized gains (losses)	(6,603)	(6,111)	(15,056)	(9,314)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(175)	(66)	(351)	483
Net increase (decrease) in net assets resulting from operations	9,337	21,522	19,872	34,694
Stockholder transactions:
Distributions to stockholders	(44,715)	(42,395)	(93,612)	(101,074)
Net increase (decrease) in net assets from stockholder transactions	(44,715)	(42,395)	(93,612)	(101,074)
Capital share transactions:
Issuance of common stock in connection with the OSI2 Merger	—	334,034	—	334,034
Issuance of common stock under dividend reinvestment plan	1,853	1,295	3,789	3,228
Repurchase of common stock under dividend reinvestment plan	—	(1,295)	—	(1,295)
Issuance of common stock in connection with the "at the market" offering	45,973	—	78,286	—
Net increase (decrease) in net assets from capital share transactions	47,826	334,034	82,075	335,967
Total increase (decrease) in net assets	12,448	313,161	8,335	269,587
Net assets at beginning of period	1,511,651	1,201,989	1,515,764	1,245,563
Net assets at end of period	$1,524,099	$1,515,150	$1,524,099	$1,515,150
Net asset value per common share (1)	$18.72	$19.66	$18.72	$19.66
Common shares outstanding at end of period (1)	81,396	77,080	81,396	77,080

__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis as necessary.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2024	Six months ended March 31, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$19,872	$34,694
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	50,277	41,261
Net realized (gains) losses	15,056	9,314
PIK interest income	(8,665)	(10,253)
Accretion of original issue discount on investments	(8,281)	(9,943)
Accretion of original issue discount on unsecured notes payable	652	339
Amortization of deferred financing costs	2,495	1,836
Deferred taxes	(5)	(105)
Purchases of investments	(733,474)	(362,035)
Proceeds from the sales and repayments of investments	540,176	262,860
Cash received in the OSI2 Merger	—	22,317
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	3,625	13,061
(Increase) decrease in due from portfolio companies	4,520	20,578
(Increase) decrease in receivables from unsettled transactions	35,069	(9,740)
(Increase) decrease in due from broker	13,630	(160)
(Increase) decrease in other assets	(815)	(966)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	825	(52,464)
Increase (decrease) in base management fee and incentive fee payable	(991)	(646)
Increase (decrease) in due to affiliate	(537)	111
Increase (decrease) in interest payable	62	3,222
Increase (decrease) in payables from unsettled transactions	50,014	(26,981)
Increase (decrease) in director fees payable	—	(18)
Net cash provided by (used in) operating activities	(16,495)	(63,718)
Financing activities:
Distributions paid in cash	(89,823)	(97,846)
Borrowings under credit facilities	70,000	292,000
Repayments of borrowings under credit facilities	(50,000)	(102,000)
Shares issued under the "at the market" offering	78,455	—
Repurchases of common stock under dividend reinvestment plan	—	(1,295)
Deferred offering costs paid	(170)	(50)
Net cash provided by (used in) financing activities	8,462	90,809
Effect of exchange rate changes on foreign currency	(14)	(442)
Net increase (decrease) in cash and cash equivalents and restricted cash	(8,047)	26,649
Cash and cash equivalents and restricted cash, beginning of period	145,539	26,364
Cash and cash equivalents and restricted cash, end of period	$137,492	$53,013
Supplemental information:
Cash paid for interest	$60,842	$39,433
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$3,789	$3,228
Offering costs	—	136
Issuance of shares in connection with the OSI2 Merger	—	334,034
Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2024	September 30, 2023
Cash and cash equivalents	$125,031	$136,450
Restricted cash	12,461	9,089
Total cash and cash equivalents and restricted cash	$137,492	$145,539
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	27,638	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		3,137	3,200	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	13,806	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.46%		8/28/2025		$13,998	13,998	13,113	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.46%		8/28/2025		5,574	5,574	5,222	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.96%		10/20/2028		58,349	50,958	51,285	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.46%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	29,686	(11)(12)(14)(16)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		961	942	961	(15)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		16,846	15,175	16,846	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,340	3,284	3,340	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,094	36,226	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)
Total Control Investments (20.6% of net assets)										$366,987	$313,979

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	9.33%		9/29/2026		$1,800	$1,723	$1,723	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	10.33%		3/29/2027		3,600	3,428	3,427	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,366	3,026	3,026	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	9.33%		3/29/2026		1,560	1,506	1,506	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	1,622	(15)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,371	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	12/15/2024		5,065	4,657	4,206	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	12/15/2024		20,871	19,216	18,527	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		875	227	(15)
Total Affiliate Investments (2.3% of net assets)										$38,016	$35,635

Non-Control/Non-Affiliate Investments												(18)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		$1,269	$1,262	$1,214	(10)(15)(19)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		18,869	18,694	18,525	(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		4,890	4,885	4,842	(10)(15)(19)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			14.25%		9/13/2029		21,434	21,597	21,488	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/15/2024		6,693	6,660	6,677	(11)(15)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.33%		8/18/2028		1,995	1,985	2,000	(6)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%			1/16/2026		$—	$(2)	$(8)	(6)(15)(19)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%	11.48%		1/16/2026		20,129	20,064	20,089	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Revolver	SOFR+	6.00%	11.48%		1/16/2026		2,468	2,453	2,463	(6)(15)(19)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.74%		10/31/2025		6,400	6,350	6,406	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.74%		10/31/2025		25,332	25,298	25,357	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	12.43%		10/31/2025		899	892	899	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.07%		12/18/2025		3,275	3,249	3,193	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.07%		12/18/2025		925	914	902	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.07%		12/18/2025		17,039	16,922	16,613	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.96%		8/15/2029		6,589	6,329	6,389	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	59	(11)(15)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	13.18%		12/21/2029		16,032	15,852	15,919	(6)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,494	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	4.92%	11.99%	10/14/2027		9,610	9,065	8,817	(6)(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						598,283		642	1,226	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.96%		6/30/2025		16,598	16,549	15,021	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		28,964	28,852	28,674	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		28,178	28,088	27,896	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,159	1,981	2,137	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			8.50%	3.50%	11/16/2026		2,100	1,926	2,079	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						136,051		322	1,663	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	411	(11)(13)(15)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.46%		12/30/2027		2,500	2,482	2,490	(6)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	14.21%		1/2/2029		17,048	16,498	16,068	(6)(15)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.83%		10/20/2028		10,720	10,114	9,353	(6)
Amspec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.05%		12/5/2030		33,558	32,758	32,796	(6)(15)
Amspec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			12/5/2030		—	(60)	(55)	(6)(15)(19)
Amspec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			12/5/2029		—	(107)	(101)	(6)(15)(19)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.32%		8/11/2025		3,681	3,051	2,697	(6)
Anchorage Capital CLO 20	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.93%		1/20/2035		750	715	739	(6)(11)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	10.83%		12/6/2027		47,810	47,140	47,193	(6)(15)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	12.45%		4/15/2034		3,500	3,396	3,464	(6)(11)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.57%		12/29/2027		3,260	3,251	3,072	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.44%		12/29/2027		67	56	45	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.82%		10/25/2028		15,688	13,243	10,119	(6)(15)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		4,960	4,398	4,542
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	21,578	(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		13,171	13,203	12,776	(11)(15)(21)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.41%	4.00%	12/24/2026		30,099	29,807	28,774	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.56%		10/19/2028		$50,470	$49,757	$50,344	(6)(15)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(97)	(13)	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.57%		6/11/2027		3,230	3,200	3,114	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.57%		6/11/2027		1,255	1,261	1,210	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.07%		6/11/2028		2,091	2,071	1,840	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.07%		6/11/2028		4,361	4,298	3,838	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.07%		6/11/2028		8,920	8,818	7,850	(6)(15)
Bain Capital Credit CLO, Limited	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	12.87%		4/20/2034		1,750	1,733	1,733	(6)(11)
Ballyrock CLO 19 Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	12.43%		4/20/2035		1,000	992	997	(6)(11)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	10.96%		7/30/2027		40,453	40,262	39,968	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	PRIME+	4.50%	13.00%		7/30/2026		2,682	2,654	2,643	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.00%	4.81%	4/19/2027		2,858	2,858	2,665	(6)(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.00%	4.81%	4/19/2027		6,890	6,720	6,425	(6)(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						32,664		225	41	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						9,382		—	13	(11)(15)
Birch Grove CLO 2 LTD	Multi-Sector Holdings	CLO Notes	SOFR+	7.21%	12.52%		10/19/2034		1,500	1,497	1,503	(6)(11)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	5.00%	10.33%		3/12/2029		36,384	35,662	36,488	(6)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,050	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	453	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	142	(15)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.10%	12.68%		7/17/2034		489	458	461	(6)(11)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	6.00%	11.29%		6/21/2028		£18,685	23,207	23,621	(6)(11)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.75%	10.94%		3/1/2029		14,807	18,455	18,618	(6)(11)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		$10,720	10,296	9,842
Connect U.S. Finco LLC	Alternative Carriers	Fixed Rate Bond			6.75%		10/1/2026		1,310	1,278	1,285	(11)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(11)	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.81%		2/27/2030		13,157	12,878	12,960	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(18)	(14)	(6)(15)(19)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.31%		10/13/2029		14,676	14,146	14,711	(6)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	12.06%		11/8/2030		20,924	20,431	20,459	(6)(15)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(51)	(48)	(6)(15)(19)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.75%	10.07%		1/30/2031		14,000	13,860	14,099	(6)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		2,390	2,390	2,390	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		33,146	33,146	33,146	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	505	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		$—	$—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	9.00%		14.46%	8/4/2026		$20,757	20,254	19,667	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		681	680	638	(15)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	64	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.30%		8/10/2028		54,736	54,735	54,189	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.30%		8/10/2028		2,954	2,925	2,924	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			8/10/2028		—	—	(60)	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.69%		8/2/2029		4,412	4,389	4,416
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.06%		4/26/2029		4,925	4,853	4,931	(6)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	SOFR+	7.50%	12.95%		8/14/2026		8,974	8,884	8,077	(6)(15)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	11.06%		2/13/2031		26,590	26,068	26,077	(6)(15)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(56)	(55)	(6)(15)(19)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	11.06%		2/13/2030		96	40	40	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.83%		12/24/2029		24,865	24,492	24,512	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(18)	(18)	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			12/24/2029		—	(27)	(27)	(6)(15)(19)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,345	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,826	1,805	1,767	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		11,401	11,305	11,030	(11)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.31%		9/30/2030		14,699	14,358	14,646	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(37)	(6)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		60,500	60,500	60,500	(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	4	(11)(12)(15)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.46%		9/13/2029		11,742	11,529	11,507	(6)(11)(15)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.57%		9/13/2029		226	204	201	(6)(11)(15)(19)
Finthrive Software Intermediate Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	4.00%	9.42%		12/18/2028		4,313	3,529	3,640	(6)
FINThrive Software Intermediate Holdings, Inc.	Health Care Technology	Second Lien Term Loan	SOFR+	6.75%	12.19%		12/17/2029		31,074	29,253	19,785	(6)
Fortress Biotech, Inc.	Biotechnology	First Lien Term Loan			11.00%		8/27/2025		11,918	11,693	11,144	(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						417,011		427	125	(11)(15)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		4,881	4,495	4,140	(11)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.56%		5/3/2029		23,655	23,053	23,300	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.56%		5/3/2029		1,638	1,544	1,583	(6)(15)(19)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.82%		1/20/2032		€1,000	883	1,067	(6)(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		$—	$(47)	$(70)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.43%		6/21/2027		17,356	17,211	17,009	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(23)	(35)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.68%		4/9/2029		8,516	8,217	8,463	(6)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(64)	(40)	(6)(11)(15)(19)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.95%		1/19/2026		1,432	1,406	1,418	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.95%		1/19/2026		7,448	7,329	7,374	(6)(11)(15)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		8,350	6,875	7,351	(11)
HPS Loan Management 10-2016	Multi-Sector Holdings	CLO Notes	SOFR+	6.67%	11.99%		4/20/2034		2,250	2,134	2,134	(6)(11)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/1/2029		15,243	15,025	15,302	(6)(11)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			9.00%		2/15/2029		12,453	12,453	12,893	(11)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.56%		5/16/2028		23,975	23,382	23,555	(6)(11)(15)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.80%		1/25/2030		10,446	10,243	10,250	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(19)	(19)	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		8/18/2028		24,919	24,659	24,072	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		8/18/2028		3,636	3,606	3,578	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.05%		8/18/2028		151	112	75	(6)(15)(19)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		831	819	557	(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		1,855	1,803	1,243	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		696	654	466	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		25,497	24,393	7,784	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	Warrants						350,241		—	—
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						112,990		300	—	(11)(15)
Integral Development Corporation	Diversified Financial Services	Warrants						1,078,284		113	—	(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.94%		6/30/2025		33,247	32,626	32,495	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(71)	(86)	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.31%		3/25/2027		43,313	41,955	34,650	(6)(15)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.98%		10/1/2026		40,587	40,044	38,761	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.93%		10/29/2027		37,920	37,423	37,412	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.90%		10/29/2027		16,637	16,508	16,414	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	5.50%	14.00%		10/29/2027		315	273	273	(6)(15)(19)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	5.50%	14.00%		10/29/2027		231	206	200	(6)(15)(19)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.43%		10/29/2028		19,450	18,897	19,097	(6)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.98%		10/12/2027		26,289	24,980	27,319	(6)(11)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	5.50%	10.83%		6/30/2028		31,012	30,935	30,964	(6)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.56%		5/9/2026		45,007	44,585	43,657	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	9.50%	5.00%	9.91%	11/30/2026		3,087	3,043	2,917	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	9.50%	5.00%	9.91%	11/30/2026		$5,674	$5,628	$5,362	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	282	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.43%		1/31/2028		2,722	2,598	2,523	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.43%		1/31/2028		23,375	23,053	21,664	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	11.43%		1/31/2028		1,060	1,024	866	(6)(15)(19)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,508	8,139	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,568	8,508	8,139	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		4,284	4,254	4,070	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		7,660	7,288	7,296	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						66,817		23	170	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						259,877		545	455	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.46%		7/21/2027		2,617	2,574	2,591	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.46%		7/21/2027		11,176	11,072	11,064	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%			7/21/2027		—	(24)	(18)	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.46%		9/30/2025		51,356	50,977	50,534	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.46%		9/30/2025		2,294	2,251	2,257	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2025		—	(37)	(84)	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.81%		2/28/2031		38,422	37,846	37,861	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(24)	(24)	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(71)	(70)	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%	10.59%	3.25%	7/2/2026		49,264	49,026	47,983	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.90%		2/10/2027		21,217	20,911	20,984	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.90%		2/10/2027		13,901	13,864	13,748	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%			2/10/2027		—	—	—	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2027		—	(53)	(30)	(6)(15)(19)
NeuAG, LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	9.50%	14.81%		9/11/2024		64,606	64,660	63,185	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.32%		11/12/2030		19,995	19,695	19,729	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(38)	(34)	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(27)	(25)	(6)(15)(19)
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	8.88%	12.31%	2.00%	9/19/2026		65,801	65,134	63,498	(6)(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	2,308	(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	2,308	(11)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.72%		7/20/2034		700	682	692	(6)(11)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	12.43%		9/25/2027		9,323	9,223	9,195	(6)(15)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.80%		4/20/2034		1,105	1,047	1,050	(6)(11)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.50%	12.81%		2/1/2029		15,231	14,924	15,003	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.50%			2/1/2029		—	(38)	(29)	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	9.50%	14.81%		2/11/2030		11,214	9,619	11,214	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	14,450	(15)
OZLM XXIII Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.28%	12.86%		4/15/2034		1,000	967	959	(6)(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	11.16%		7/12/2027		$22,375	$22,214	$21,928	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.33%		11/15/2030		52,507	51,514	51,568	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(61)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(129)	(120)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	4,712	(15)
Picard Parent, Inc.	Application Software	Fixed Rate Bond			6.50%		3/31/2029		2,300	2,129	2,185
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.65%		12/18/2028		28,820	28,047	27,955	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.47%		4/6/2027		67,244	66,480	60,587	(6)(15)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.47%		4/6/2027		4,790	4,722	4,316	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	12.33%		2/15/2029		10,841	10,488	10,515	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%	12.33%		2/15/2029		704	656	660	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	6.50%	11.80%		3/3/2026		28,254	27,989	28,254	(6)(15)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Revolver	SOFR+	6.50%			3/3/2026		—	(27)	—	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		109	309	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	12.55%		1/23/2029		27,708	27,431	27,459	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.56%		9/20/2030		20,325	19,920	19,919	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(42)	(42)	(6)(15)(19)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.97%		1/31/2028		£9,739	12,063	11,786	(6)(11)(15)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
Relativity ODA LLC	Application Software	First Lien Term Loan	SOFR+	6.50%	11.93%		5/12/2027		$32,329	32,106	31,844	(6)(15)
Relativity ODA LLC	Application Software	First Lien Revolver	SOFR+	6.50%			5/12/2027		—	(37)	(41)	(6)(15)(19)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.75%	13.69%	0.50%	8/31/2026		8,808	8,567	8,301	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.75%	13.69%	0.50%	8/31/2026		29,185	28,415	27,507	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454		1,202	777	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.33%		10/7/2026		25,349	24,702	24,588	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(79)	(93)	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019		327	476	(15)
SCIH Salt Holdings Inc.	Diversified Chemicals	Fixed Rate Bond			4.88%		5/1/2028		1,680	1,546	1,567
Scilex Holding Co	Biotechnology	Common Stock						9,307		78	15	(11)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.18%		10/7/2030		990	941	990	(6)(15)(19)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.18%		10/7/2030		8,010	7,814	8,010	(6)(15)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						1,037		1,037	1,037	(15)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		5,212	5,015	5,069	(6)(15)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700		175	153	(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		$7,191	$6,958	$6,867	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		2,697	2,609	2,576	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	Warrants						58,210		182	17	(11)(15)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.07%		4/17/2028		4,429	3,858	4,272	(6)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.00%	13.57%		4/16/2029		12,034	11,308	10,530	(6)(15)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000		139	1	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.68%		11/20/2028		18,151	17,972	17,998	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.00%			11/18/2027		—	(37)	(15)	(6)(15)(19)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			8.75%		4/1/2030		1,590	1,533	1,607
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.44%		4/16/2026		22,005	21,782	21,830	(6)
SumUp Holdings Luxembourg S.À.R.L.	Diversified Financial Services	First Lien Term Loan	E+	8.25%	12.18%		3/10/2026		€23,731	26,648	25,565	(6)(11)(15)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.33%		12/16/2028		$49,270	48,386	48,787	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.59%		12/31/2026		2,735	2,716	2,601	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.59%		12/31/2026		3,290	3,170	3,129	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.59%		12/31/2026		31,941	31,737	30,379	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026		—	(10)	(76)	(6)(15)(19)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	SOFR+	6.75%			7/28/2028		25,462	23,170	14,131	(6)(15)(20)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%	15.18%		10/15/2025		25,329	25,167	24,468	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%	15.18%		10/15/2025		1,354	1,343	1,281	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.33%		5/26/2028		19,789	18,962	19,126	(6)(15)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		50,419	49,953	50,158	(11)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	9.00%			12/18/2026		46,832	47,185	16,391	(6)(15)(20)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	8.00%			7/1/2024		2,854	2,797	2,797	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Preferred Equity						358,299		2,912	—	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						10,616		120	—	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						60,862		1,207	—	(15)
Thrasio, LLC	Broadline Retail	Preferred Equity						32,447		33,353	—	(15)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.41%		12/29/2028		11,642	11,619	11,321	(6)(15)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	12.40%		1/25/2034		905	850	858	(6)(11)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.03%		4/22/2034		1,000	820	950	(6)(11)
Uniti Group LP	Cable & Satellite	Fixed Rate Bond			6.50%		2/15/2029		2,830	2,562	2,196	(11)
WIN Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	19.47%		1/23/2026		1,223	1,212	1,131	(6)(15)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	19.47%		1/23/2026		1,446	1,434	1,338	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	14	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						127,452		2,057	1,540	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.72%	4.13%	11/28/2029		30,075	29,372	29,407	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(77)	(73)	(6)(15)(19)
Zep Inc.	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	9.31%		10/2/2028		19,529	19,505	19,529	(6)(15)
Total Non-Control/Non-Affiliate Investments (177.0% of net assets)										$2,838,769	$2,697,831
Total Portfolio Investments (200.0% of net assets)										$3,243,772	$3,047,445

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$7,370	$7,370
Other cash accounts										130,122	130,122
Total Cash and Cash Equivalents and Restricted Cash (9.0% of net assets)										$137,492	$137,492
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (209.0% of net assets)										$3,381,264	$3,184,937

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$28,312	€26,350	5/9/2024	JPMorgan Chase Bank, N.A.	$(188)
Foreign currency forward contract	$32,738	£26,292	5/9/2024	JPMorgan Chase Bank, N.A.	(482)
					$(670)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(32,511)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	(1,824)
						$(34,335)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2024
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.33%, the 90-day SOFR at 5.31%, the 180-day SOFR at 5.23%, the PRIME at 8.50%, the SONIA at 5.19% and the 90-day EURIBOR at 3.88%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2024 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2024, qualifying assets represented 74.6% of the Company's total assets and non-qualifying assets represented 25.4% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)This investment represents Seller Earn Out Shares in Alvotech SA. The Seller Earn Out Shares will vest if, at any time through June 16, 2027, the Alvotech SA common share price is at or above a volume weighted average price ("VWAP") of $20.00 per share for any ten trading days within any twenty trading day period.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.
(15)As of March 31, 2024, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of March 31, 2024.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2023 for transactions during the year ended September 30, 2023 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
On March 19, 2021, the Company acquired Oaktree Strategic Income Corporation (“OCSI”) pursuant to that certain Agreement and Plan of Merger (the “OCSI Merger Agreement”), dated as of October 28, 2020, by and among OCSI, the Company, Lion Merger Sub, Inc., a wholly-owned subsidiary of the Company, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OCSI Merger Agreement, OCSI was merged with and into the Company in a two-step transaction, with the Company as the surviving company (the "OCSI Merger”).
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
Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts and common shares outstanding have been retroactively adjusted as necessary to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
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
The fair value of the Company's investments as of March 31, 2024 and September 30, 2023 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and, as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2024, there were five investments on non-accrual status that in aggregate represented 4.3% and 2.4% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively.
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
As of March 31, 2024, included in restricted cash was $12.5 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $12.5 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility. As of September 30, 2023, included in restricted cash was $9.1 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. For calendar year 2022, the Company incurred $0.1 million of excise tax. The Company did not incur any U.S. federal excise tax for calendar year 2023. The Company does not expect to incur a U.S. federal excise tax for calendar year 2024.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2021, 2022 and 2023. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to materially impact its consolidated financial statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of March 31, 2024, 200.0% of net assets at fair value, or $3.0 billion, was invested in 151 portfolio companies, including (i) $142.3 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $51.3 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of March 31, 2024, 9.0% of net assets at fair value, or $137.5 million, was invested in cash and cash equivalents (including $12.5 million of restricted cash). In comparison, as of September 30, 2023, 190.8% of net assets at fair value, or $2.9 billion, was invested in 143 portfolio investments, including (i) $141.5 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $50.0 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2023, 9.6% of net assets at fair value, or $145.5 million, was invested in cash and cash equivalents (including $9.1 million of restricted cash). As of March 31, 2024, 86.3% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.9% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2023, 86.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.5% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2024, the Company recorded net realized losses of $6.6 million and $15.1 million, respectively. During the three and six months ended March 31, 2023, the Company recorded net realized losses of $6.1 million and $9.3 million, respectively. During the three and six months ended March 31, 2024, the Company recorded net unrealized depreciation of $25.3 million and $50.3 million, respectively. During the three and six months ended March 31, 2023, the Company recorded net unrealized depreciation of $18.3 million and $41.3 million, respectively.
The composition of the Company's investments as of March 31, 2024 and September 30, 2023 at cost and fair value was as follows:

	March 31, 2024		September 30, 2023
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,809,294	$2,707,635	$2,654,484	$2,557,102
Investments in equity securities	216,073	146,183	171,858	143,767
Debt investments in the JVs	163,614	163,941	162,986	162,673
Equity investments in the JVs	54,791	29,686	54,791	28,878
Total	$3,243,772	$3,047,445	$3,044,119	$2,892,420

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of March 31, 2024 and September 30, 2023 at fixed rates and floating rates:

	March 31, 2024		September 30, 2023
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,451,780	85.38%	$2,345,205	86.23%
Fixed rate debt securities	419,796	14.62	374,570	13.77
Total	$2,871,576	100.00%	$2,719,775	100.00%

The following table presents the financial instruments carried at fair value as of March 31, 2024 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$301,894	$2,327,422	$—	$2,629,316
Investments in debt securities (subordinated, including the debt investments in the JVs and CLO Notes)	—	42,145	200,115	—	242,260
Investments in equity securities (preferred)	—	—	62,602	—	62,602
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	1,679	4,616	77,286	29,686	113,267
Total investments at fair value	1,679	348,655	2,667,425	29,686	3,047,445
Cash equivalents	7,370	—	—	—	7,370
Total assets at fair value	$9,049	$348,655	$2,667,425	$29,686	$3,054,815
Derivative liability	$—	$35,005	$—	$—	$35,005
Total liabilities at fair value	$—	$35,005	$—	$—	$35,005
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2023 to March 31, 2024 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2023	$2,393,175	$196,360	$69,261	$67,327	$2,726,123
Purchases	177,005	2,388	3,138	1,580	184,111
Sales and repayments	(221,585)	—	(205)	(74)	(221,864)
Transfers in (a)(b)	10,230	—	—	22,372	32,602
Transfers out (b)(c)	(22,372)	—	—	(283)	(22,655)
Capitalized PIK interest income	7,450	1,058	—	—	8,508
Accretion of OID	1,450	337	—	—	1,787
Net unrealized appreciation (depreciation)	(9,331)	(28)	(9,592)	(13,342)	(32,293)
Net realized gains (losses)	(8,600)	—	—	(294)	(8,894)
Fair value as of March 31, 2024	$2,327,422	$200,115	$62,602	$77,286	$2,667,425
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2024	$(19,394)	$(28)	$(9,592)	$(13,710)	$(42,724)
__________
(a) There was a $10.2 million transfer into Level 3 from Level 2 for an investment during the three months ended March 31, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There was an investment restructuring during the three months ended March 31, 2024 in which $22.4 million of Level 3 senior secured debt was exchanged for Level 3 common equity.
(c) There was a transfer out of Level 3 for an equity investment during the three months ended March 31, 2024 in which $0.3 million of Level 3 common stock was converted to Level 1 common stock.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2023 to March 31, 2024 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2023	$2,292,691	$189,724	$86,057	$51,440	$2,619,912
Purchases	463,419	17,027	7,578	1,580	489,604
Sales and repayments	(394,467)	(4,932)	(205)	(860)	(400,464)
Transfers in (a)(b)	23,535	—	—	39,702	63,237
Transfers out (b)	(38,544)	(4,657)	(1,159)	(283)	(44,643)
Capitalized PIK interest income	11,285	1,071	—	—	12,356
Accretion of OID	5,498	635	—	—	6,133
Net unrealized appreciation (depreciation)	(18,363)	1,201	(29,669)	(12,680)	(59,511)
Net realized gains (losses)	(17,632)	46	—	(1,613)	(19,199)
Fair value as of March 31, 2024	$2,327,422	$200,115	$62,602	$77,286	$2,667,425
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2024	$(43,469)	$620	$(29,821)	$(14,345)	$(87,015)
__________
(a) There was a $18.9 million transfer into Level 3 from Level 2 for an investment during the six months ended March 31, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were investment restructurings during the six months ended March 31, 2024 in which (1) $38.5 million of
Level 3 senior secured debt was exchanged for Level 3 common equity, (2) $4.7 million of Level 3 subordinated debt was exchanged for Level 3 senior secured debt, (3) $1.2 million of Level 3 preferred equity was exchanged for Level 3 common equity and (4) $0.3 million of Level 3 common stock was converted to Level 1 common stock.

The following table provides a roll-forward in the changes in fair value from September 30, 2022 to March 31, 2023 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of March 31, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,995,222	Market Yield	Market Yield	(b)	8.0%	-	33.0%	14.1%
	37,538	Enterprise Value	Revenue Multiple	(c)	0.7x	-	3.3x	2.2x
	42,585	Enterprise Value	EBITDA Multiple	(c)	5.5x	-	9.0x	6.5x
	21,800	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	230,277	Broker quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	36,174	Market Yield	Market Yield	(b)	10.0%	-	26.0%	10.3%
Debt Investments in the JVs	163,941	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	67,237	Enterprise Value	Revenue Multiple	(c)	0.1x	-	3.3x	2.0x
	66,057	Enterprise Value	EBITDA Multiple	(c)	0.3x	-	15.1x	9.7x
	1,375	Enterprise Value	Asset Multiple	(c)	1.0x	-	1.5x	1.5x
	5,219	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,667,425
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$450,000	$450,000	$—	$—	$450,000
OSI2 Citibank Facility payable	280,000	280,000	—	—	280,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	298,867	293,640	—	293,640	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	314,875	317,748	—	317,748	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	291,900	311,100	—	311,100	—
Total	$1,635,642	$1,652,488	$—	$922,488	$730,000

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,731,240	84.20%	$2,594,640	85.24%
Debt investments in the JVs	163,614	5.04%	162,986	5.35%
Common equity and warrants	110,263	3.40%	72,261	2.37%
Preferred equity	105,810	3.26%	99,597	3.27%
Subordinated debt	78,054	2.41%	59,844	1.97%
LLC equity interests of the JVs	54,791	1.69%	54,791	1.80%
Total	$3,243,772	100.00%	$3,044,119	100.00%

	March 31, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,629,316	86.29%	172.52%	$2,501,385	86.47%	165.01%
Debt investments in the JVs	163,941	5.38%	10.76%	162,673	5.62%	10.73%
Common equity and warrants	83,581	2.74%	5.48%	57,710	2.00%	3.81%
Subordinated debt	78,319	2.57%	5.14%	55,717	1.93%	3.68%
Preferred equity	62,602	2.05%	4.11%	86,057	2.98%	5.68%
LLC equity interests of the JVs	29,686	0.97%	1.95%	28,878	1.00%	1.91%
Total	$3,047,445	100.00%	199.95%	$2,892,420	100.00%	190.82%

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

	March 31, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,083,806	33.42%	$1,012,955	33.27%
Southeast	444,300	13.70%	375,247	12.33%
Midwest	397,458	12.25%	360,506	11.84%
West	380,655	11.73%	393,390	12.92%
International	369,259	11.38%	418,595	13.75%
South	249,754	7.70%	202,374	6.65%
Southwest	188,794	5.82%	153,318	5.04%
Northwest	129,746	4.00%	127,734	4.20%
Total	$3,243,772	100.00%	$3,044,119	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$958,628	31.46%	62.89%	$945,422	32.69%	62.37%
Southeast	418,257	13.72%	27.44%	354,444	12.25%	23.38%
Midwest	389,747	12.79%	25.57%	350,620	12.12%	23.13%
International	372,003	12.21%	24.41%	414,079	14.32%	27.32%
West	359,320	11.79%	23.58%	384,055	13.28%	25.34%
South	244,414	8.02%	16.04%	188,541	6.52%	12.44%
Southwest	181,765	5.96%	11.93%	130,455	4.51%	8.61%
Northwest	123,311	4.05%	8.09%	124,804	4.31%	8.23%
Total	$3,047,445	100.00%	199.95%	$2,892,420	100.00%	190.82%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$546,701	16.93%	$468,483	15.39%
Multi-Sector Holdings (1)	234,579	7.23	219,469	7.21
Health Care Services	136,031	4.19	81,560	2.68
Health Care Technology	128,387	3.96	106,915	3.51
Biotechnology	126,154	3.89	126,349	4.15
Industrial Machinery & Supplies & Components	121,576	3.75	99,511	3.27
Data Processing & Outsourced Services	98,717	3.04	133,410	4.38
Broadline Retail	87,574	2.70	83,290	2.74
Real Estate Operating Companies	84,373	2.60	83,754	2.75
Pharmaceuticals	74,686	2.30	84,948	2.79
Personal Care Products	67,521	2.08	68,146	2.24
Diversified Support Services	67,178	2.07	23,435	0.77
Interactive Media & Services	66,102	2.04	19,013	0.62
Aerospace & Defense	65,036	2.00	51,797	1.70
Fertilizers & Agricultural Chemicals	64,660	1.99	64,720	2.13
Environmental & Facilities Services	63,644	1.96	63,064	2.07
Health Care Distributors	63,035	1.94	62,044	2.04
Airport Services	61,756	1.90	55,961	1.84
Metal, Glass & Plastic Containers	59,495	1.83	55,530	1.82
Internet Services & Infrastructure	53,191	1.64	60,934	2.00
Diversified Financial Services	51,711	1.59	61,725	2.03
Diversified Metals & Mining	49,953	1.54	49,842	1.64
Home Improvement Retail	49,026	1.51	54,236	1.78
Auto Parts & Equipment	48,386	1.49	48,536	1.59
Systems Software	45,562	1.40	23,111	0.76
Specialized Finance	44,795	1.38	73,035	2.40
Real Estate Services	44,585	1.37	44,717	1.47
Soft Drinks & Non-alcoholic Beverages	42,916	1.32	42,628	1.40
Other Specialty Retail	41,662	1.28	41,088	1.35
Automotive Retail	40,714	1.26	57,596	1.89
Office Services & Supplies	40,679	1.25	—	—
Leisure Facilities	38,101	1.17	39,076	1.28
Electrical Components & Equipment	32,555	1.00	32,440	1.07
Movies & Entertainment	30,935	0.95	12,188	0.40
Distributors	27,699	0.85	37,666	1.24
Construction Machinery & Heavy Transportation Equipment	26,052	0.80	—	—
Passenger Airlines	24,980	0.77	24,920	0.82
Real Estate Development	24,841	0.77	23,965	0.79
Gold	23,382	0.72	23,310	0.77
Home Furnishings	23,170	0.71	23,859	0.78
Health Care Equipment	22,576	0.70	22,441	0.74
Construction & Engineering	21,085	0.65	22,102	0.73
Packaged Foods & Meats	19,878	0.61	—	—
Specialty Chemicals	19,505	0.60	38,640	1.27
Oil & Gas Storage & Transportation	19,309	0.60	22,042	0.72
Apparel Retail	17,935	0.55	4,999	0.16
Hotels, Resorts & Cruise Lines	17,141	0.53	17,195	0.56
Alternative Carriers	15,138	0.47	—	—
Food Distributors	12,063	0.37	5,897	0.19
Health Care Supplies	11,619	0.36	11,646	0.38
Advertising	11,305	0.35	25,597	0.84
Education Services	8,217	0.25	13,871	0.46
Cable & Satellite	6,951	0.21	4,619	0.15
Integrated Telecommunication Services	6,552	0.20	18,801	0.62
Research & Consulting Services	4,853	0.15	4,871	0.16
Paper & Plastic Packaging Products & Materials	3,307	0.10	3,254	0.11
Housewares & Specialties	2,692	0.08	2,908	0.10
Diversified Chemicals	1,546	0.05	—	—
Insurance Brokers	—	—	52,856	1.74
Consumer Finance	—	—	16,440	0.54
Restaurants	—	—	12,603	0.41
Air Freight & Logistics	—	—	4,925	0.16
Integrated Oil & Gas	—	—	4,894	0.16
Other Specialized REITs	—	—	4,379	0.14
Leisure Products	—	—	2,055	0.07
Technology Distributors	—	—	813	0.03
	$3,243,772	100.00%	$3,044,119	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$533,862	17.52%	35.03%	$455,719	15.73%	30.03%
Multi-Sector Holdings (1)	210,234	6.90	13.79	193,431	6.69	12.76
Biotechnology	126,139	4.14	8.28	125,678	4.35	8.29
Industrial Machinery & Supplies & Components	125,375	4.11	8.23	98,352	3.40	6.49
Health Care Services	117,352	3.85	7.70	66,683	2.31	4.40
Health Care Technology	102,105	3.35	6.70	95,404	3.30	6.29
Data Processing & Outsourced Services	92,689	3.04	6.08	125,259	4.33	8.26
Real Estate Operating Companies	83,237	2.73	5.46	82,463	2.85	5.44
Pharmaceuticals	71,263	2.34	4.68	80,455	2.78	5.31
Diversified Support Services	66,835	2.19	4.39	23,352	0.81	1.54
Interactive Media & Services	66,319	2.18	4.35	19,199	0.66	1.27
Aerospace & Defense	65,392	2.15	4.29	51,862	1.79	3.42
Fertilizers & Agricultural Chemicals	63,185	2.07	4.15	63,185	2.18	4.17
Environmental & Facilities Services	62,860	2.06	4.12	62,413	2.16	4.12
Health Care Distributors	61,692	2.02	4.05	60,865	2.10	4.02
Personal Care Products	59,891	1.97	3.93	59,928	2.07	3.95
Metal, Glass & Plastic Containers	57,373	1.88	3.76	53,459	1.85	3.53
Airport Services	54,438	1.79	3.57	54,453	1.88	3.59
Internet Services & Infrastructure	52,707	1.73	3.46	60,579	2.09	4.00
Diversified Financial Services	50,536	1.66	3.32	60,003	2.07	3.96
Diversified Metals & Mining	50,158	1.65	3.29	49,869	1.72	3.29
Auto Parts & Equipment	48,787	1.60	3.20	49,148	1.70	3.24
Home Improvement Retail	47,983	1.57	3.15	53,168	1.84	3.51
Systems Software	45,227	1.48	2.97	21,968	0.76	1.45
Specialized Finance	44,765	1.47	2.94	69,590	2.41	4.59
Real Estate Services	43,657	1.43	2.86	43,886	1.52	2.90
Soft Drinks & Non-alcoholic Beverages	42,611	1.40	2.80	42,391	1.47	2.80
Other Specialty Retail	42,239	1.39	2.77	41,115	1.42	2.71
Office Services & Supplies	40,927	1.34	2.69	—	—	—
Automotive Retail	39,230	1.29	2.57	55,805	1.93	3.68
Leisure Facilities	37,378	1.23	2.45	36,963	1.28	2.44
Electrical Components & Equipment	32,409	1.06	2.13	32,573	1.13	2.15
Movies & Entertainment	30,964	1.02	2.03	11,865	0.41	0.78
Distributors	27,766	0.91	1.82	37,311	1.29	2.46
Passenger Airlines	27,319	0.90	1.79	27,512	0.95	1.82
Construction Machinery & Heavy Transportation Equipment	26,062	0.86	1.71	—	—	—
Real Estate Development	24,581	0.81	1.61	23,679	0.82	1.56
Gold	23,555	0.77	1.55	23,328	0.81	1.54
Construction & Engineering	20,708	0.68	1.36	21,903	0.76	1.45
Health Care Equipment	20,369	0.67	1.34	22,436	0.78	1.48
Packaged Foods & Meats	19,877	0.65	1.30	—	—	—
Specialty Chemicals	19,529	0.64	1.28	38,615	1.34	2.55
Broadline Retail	19,188	0.63	1.26	69,040	2.39	4.55
Apparel Retail	17,983	0.59	1.18	5,002	0.17	0.33
Oil & Gas Storage & Transportation	17,006	0.56	1.12	16,040	0.55	1.06
Hotels, Resorts & Cruise Lines	16,904	0.55	1.11	16,991	0.59	1.12
Alternative Carriers	15,384	0.50	1.01	—	—	—
Home Furnishings	14,131	0.46	0.93	19,954	0.69	1.32
Food Distributors	11,786	0.39	0.77	5,166	0.18	0.34
Health Care Supplies	11,321	0.37	0.74	11,363	0.39	0.75
Advertising	11,304	0.37	0.74	11,955	0.41	0.79
Education Services	8,463	0.28	0.56	13,618	0.47	0.90
Cable & Satellite	6,612	0.22	0.43	4,546	0.16	0.30
Integrated Telecommunication Services	5,680	0.19	0.37	16,492	0.57	1.09
Research & Consulting Services	4,931	0.16	0.32	4,831	0.17	0.32
Paper & Plastic Packaging Products & Materials	3,117	0.10	0.20	3,061	0.11	0.20
Housewares & Specialties	2,483	0.08	0.16	2,808	0.10	0.19
Diversified Chemicals	1,567	0.05	0.10	—	—	—
Insurance Brokers	—	—	—	53,050	1.83	3.50
Consumer Finance	—	—	—	15,087	0.52	1.00
Restaurants	—	—	—	12,464	0.43	0.82
Integrated Oil & Gas	—	—	—	4,785	0.17	0.32
Air Freight & Logistics	—	—	—	4,263	0.15	0.28
Other Specialized REITs	—	—	—	3,198	0.11	0.21
Leisure Products	—	—	—	2,063	0.07	0.14
Technology Distributors	—	—	—	776	0.03	0.05
Total	$3,047,445	100.00%	199.95%	$2,892,420	100.00%	190.82%
___________________
(1)This industry includes the Company's investments in the JVs and CLOs.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2024 and September 30, 2023, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2024 and September 30, 2023, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of March 31, 2024. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2024, the revolving period of the SLF JV I Facility was scheduled to expire August 12, 2026 and the maturity date was August 17, 2026. As of March 31, 2024, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 2.00% per annum. As of March 31, 2024 and September 30, 2023, $190.0 million and $149.0 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of March 31, 2024 and September 30, 2023, SLF JV I had total assets of $398.7 million and $376.1 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 54 and 48 portfolio companies as of March 31, 2024 and September 30, 2023, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of March 31, 2024, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $142.3 million in aggregate, at fair value. As of September 30, 2023, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $141.5 million in aggregate, at fair value.
As of each of March 31, 2024 and September 30, 2023, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of March 31, 2024 and September 30, 2023, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Senior secured loans (1)	$370,208	$332,637
Weighted average interest rate on senior secured loans (2)	10.09%	10.62%
Number of borrowers in SLF JV I	54	48
Largest exposure to a single borrower (1)	$11,191	$11,286
Total of five largest loan exposures to borrowers (1)	$53,643	$54,051
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of March 31, 2024

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.33%		8/18/2028		$10,548	$10,449	$10,573	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.07%		12/18/2025		1,092	1,081	1,064	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.07%		12/18/2025		6,445	6,393	6,284	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.96%		6/30/2025		8,564	8,521	7,750	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.44%		6/9/2028		5,715	5,466	5,013
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.83%		10/20/2028		4,799	4,739	4,187	(4)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.32%		8/11/2025		1,515	1,184	1,110	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.81%		2/15/2031		7,500	7,444	7,538
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.44%		12/29/2027		85	79	56	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.57%		12/29/2027		4,113	4,062	3,877	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.82%		10/25/2028		5,052	4,902	3,259	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.43%		8/19/2028		7,315	7,110	7,063
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.68%		8/19/2028		1,980	1,885	1,916
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.58%		2/15/2029		9,080	8,813	9,017
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.41%	4.00%	12/24/2026		6,414	6,353	6,132	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.68%		5/10/2027		7,970	7,795	7,896
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.57%		6/11/2027		1,744	1,733	1,681	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.57%		6/11/2027		6,274	6,215	6,048	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.48%		8/10/2027		2,348	2,321	1,996
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.48%		8/10/2027		1,978	1,953	1,681
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%	11.48%		8/10/2027		600	593	510
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.48%		8/10/2027		1,955	1,933	1,662
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.31%		10/13/2029		6,311	5,983	6,327	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.75%	10.07%		1/30/2031		8,000	7,920	8,057	(4)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	9.81%		7/31/2029		8,686	8,602	8,741
Dealer Tire Financial, LLC	Distributors	First Lien Term Loan	SOFR+	3.75%	9.08%		12/14/2027		9,975	9,951	10,062
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.69%		8/2/2029		7,034	6,952	7,040	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.06%		4/26/2029		9,075	8,946	9,086	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.55%		4/2/2029		4,481	4,436	4,449
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.19%		10/8/2027		3,733	3,692	3,729
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.68%		4/9/2029		7,880	7,709	7,831	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/1/2029		3,952	3,895	3,967	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.69%		6/30/2026		$7,294	$7,227	$7,285
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.31%		3/25/2027		8,750	8,616	7,000	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.33%		8/15/2028		7,910	7,667	7,935
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.43%		10/29/2028		6,934	6,732	6,808	(4)
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.33%		10/14/2027		7,331	7,244	7,313
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.56%		5/9/2026		11,191	11,075	10,855	(4)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.18%		3/1/2029		5,910	5,651	5,913
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	9.19%		10/15/2028		2,970	2,845	2,974
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.43%		9/25/2026		10,930	10,793	10,937
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.18%		2/1/2028		1,990	1,988	1,992
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.18%		2/11/2028		5,989	5,919	5,984
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.56%		12/17/2027		2,404	2,300	2,400
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.65%		12/18/2028		4,503	4,435	4,368	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.47%		4/6/2027		507	493	457	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.47%		4/6/2027		8,116	7,888	7,312	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.58%		4/5/2030		8,965	8,826	8,993
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	4.00%	9.44%		3/16/2027		2,981	2,981	2,990
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	9.33%		2/12/2031		7,000	6,930	7,020
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%			9/12/2024		139	140	92	(6)
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%			9/12/2024		8,152	8,233	5,381	(6)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.07%		4/17/2028		2,962	2,610	2,857	(4)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.44%		10/5/2027		7,641	7,603	7,658
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.93%		4/5/2029		8,801	8,475	8,848
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.44%		4/16/2026		5,000	4,950	4,960	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.31%		9/27/2030		8,000	7,880	7,961
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.58%		3/27/2031		4,500	4,455	4,486
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.58%		3/31/2031		5,500	5,473	5,507
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	4.00%	9.33%		1/31/2031		11,000	10,973	11,024
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.91%		3/30/2029		8,173	7,580	8,145
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.41%		12/29/2028		7,194	7,096	6,996	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.57%		9/15/2028		2,985	2,939	2,989
Veritas US Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.44%		9/1/2025		6,273	6,237	5,820
Total Portfolio Investments									$370,208	$370,558	$362,545

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

_________
(1) Represents the interest rate as of March 31, 2024. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2024, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 5.33%, and the 90-day SOFR at 5.31%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of March 31, 2024 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of March 31, 2024.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of March 31, 2024.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2023

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.32%		8/18/2028		$8,596	$8,503	$8,499
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.90%		12/18/2025		1,149	1,135	1,128	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.15%		12/18/2025		6,771	6,701	6,648	(4)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	9.63%		8/14/2026		2,969	2,853	2,810
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.04%		6/30/2025		8,798	8,737	8,218	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.43%		6/9/2028		4,957	4,734	4,614
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.81%		10/20/2028		4,824	4,763	4,239	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.15%	9.54%		11/26/2026		7,720	7,643	7,720
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.40%		8/11/2025		1,523	1,191	1,099	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(7)	(29)	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.63%		12/29/2027		4,134	4,076	3,892	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.90%		10/25/2028		5,052	4,888	3,817	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.42%		8/19/2028		4,950	4,747	4,809
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.67%		8/19/2028		1,990	1,884	1,937
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.68%		1/20/2029		4,346	4,036	3,871
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.57%		2/15/2029		4,320	4,080	4,251
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	11.49%		12/24/2026		6,289	6,216	6,028	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027		1,753	1,742	1,711	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027		6,306	6,247	6,155	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.55%		8/10/2027		2,354	2,322	2,281
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.55%		8/10/2027		1,983	1,954	1,921
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%	11.57%		8/10/2027		600	592	581
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.55%		8/10/2027		1,960	1,935	1,899
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.39%		10/13/2029		6,343	5,983	6,285	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	SOFR+	4.50%	9.89%		7/31/2029		8,730	8,642	8,730
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.43%		8/2/2027		5,799	5,715	5,681	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.12%		4/26/2029		7,920	7,792	7,729	(4)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.57%		8/11/2028		7,369	7,295	6,190	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.67%		4/9/2029		7,920	7,731	7,517	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.90%		6/30/2026		7,331	7,249	7,340

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.40%		3/25/2027		$9,000	$8,839	$7,080	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.32%		8/15/2028		10,000	9,666	9,665
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.42%		10/29/2028		3,962	3,815	3,955
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.32%		10/14/2027		7,369	7,269	7,267
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.65%		5/9/2026		11,249	11,106	10,912	(4)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.18%		3/1/2029		5,940	5,654	5,812
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			2/14/2025		—	(2)	(8)	(4)(5)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.52%		2/14/2025		4,669	4,648	4,594	(4)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	9.18%		10/15/2028		2,985	2,845	2,941
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026		—	(3)	(7)	(4)(5)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026		8,319	8,164	8,147	(4)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026		2,211	2,210	2,165	(4)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	4.76%	10.15%		3/31/2025		6,615	6,608	6,565
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.43%		9/25/2026		10,987	10,827	10,971
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.42%		11/10/2027		9,825	9,492	9,698	(4)
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.65%		12/17/2027		2,416	2,298	2,390
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.74%		12/18/2028		4,503	4,435	4,098	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.45%		4/6/2027		318	301	297	(4)(5)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.45%		4/6/2027		8,116	7,850	7,773	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	9.99%		4/5/2030		5,000	4,860	4,969
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%	10.86%		4/27/2024		138	138	94
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%	10.88%		4/27/2024		8,113	8,111	5,531
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.38%		4/17/2028		2,977	2,580	2,799	(4)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.43%		10/5/2027		7,680	7,642	7,643
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.67%		11/20/2028		8,843	8,713	8,717	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.92%		4/5/2029		8,801	8,442	8,794
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.33%		9/19/2030		8,000	7,880	7,834
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.99%		3/30/2029		8,215	7,559	7,913
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.42%		12/29/2028		7,212	7,103	7,022	(4)
Veritas US Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.43%		9/1/2025		6,305	6,257	5,500
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.67%		9/21/2027		6,148	6,008	5,939	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.27%		4/30/2025		1,965	1,920	1,855	(4)
Total Portfolio Investments									$332,637	$331,808	$322,179
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of March 31, 2024 and September 30, 2023. The Company earned interest income of $3.5 million and $7.1 million on the SLF JV I Notes for the three and six months ended March 31, 2024, respectively. The Company earned interest income of $3.2 million and $5.8 million on the SLF JV I Notes for the three and six months ended March 31, 2023, respectively. As of March 31, 2024, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $29.7 million, respectively, as of March 31, 2024, and $54.8 million and $28.9 million, respectively, as of September 30, 2023. The Company earned $1.4 million and $2.8 million in dividend income for the three and six months ended March 31, 2024, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $1.1 million and $2.1 million in dividend income for the three and six months ended March 31, 2023, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2024 and September 30, 2023 and for the three and six months ended March 31, 2024 and 2023:

	March 31, 2024	September 30, 2023
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2024: $370,558; cost September 30, 2023: $331,808)	$362,545	$322,179
Cash and cash equivalents	29,039	31,950
Restricted cash	3,450	2,987
Other assets	3,688	18,988
Total assets	$398,722	$376,104

Senior credit facility payable	$190,000	$149,000
Secured borrowings	17,705	38,845
SLF JV I Notes payable at fair value (proceeds March 31, 2024: $128,750; proceeds September 30, 2023: $128,750)	128,750	128,750
Other liabilities	28,354	26,630
Total liabilities	$364,809	$343,225
Members' equity	33,913	32,879
Total liabilities and members' equity	$398,722	$376,104

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Selected Statements of Operations Information:
Interest income	$9,494	$10,013	$19,202	$18,794
Other income	102	62	159	62
Total investment income	9,596	10,075	19,361	18,856
Senior credit facility and secured borrowing interest expense	3,933	4,105	7,839	7,813
SLF JV I Notes interest expense	4,055	3,670	8,148	6,652
Other expenses	129	107	200	176
Total expenses (1)	8,117	7,882	16,187	14,641
Net investment income	1,479	2,193	3,174	4,215
Net unrealized appreciation (depreciation)	672	3,630	1,618	1,423
Net realized gains (losses)	(237)	(1,722)	(559)	(2,713)
Net income (loss)	$1,914	$4,101	$4,233	$2,925
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
During the six months ended March 31, 2024, the Company purchased $14.0 million of senior secured debt investments from SLF JV I for $13.3 million cash consideration, which represented the fair value at the time of purchase. During the six months ended March 31, 2023, the Company sold $18.8 million of senior secured debt investments to SLF JV I for

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

$18.0 million cash consideration, which represented the fair value at the time of sale. A loss of $0.2 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of March 31, 2024 and September 30, 2023, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (the "Glick JV Facility"), which, as of March 31, 2024, had a revolving period end date and maturity date of August 12, 2026 and August 17, 2026, respectively, and permitted borrowings of up to $80.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of March 31, 2024, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 2.00% per annum. $74.0 million and $53.0 million of borrowings were outstanding under the Glick JV Deutsche Bank Facility as of March 31, 2024 and September 30, 2023, respectively.
As of March 31, 2024 and September 30, 2023, the Glick JV had total assets of $154.7 million and $141.2 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 49 and 38 portfolio companies as of March 31, 2024 and September 30, 2023, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $51.3 million and $50.0 million in the aggregate at fair value as of March 31, 2024 and September 30, 2023, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of March 31, 2024 and September 30, 2023, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of March 31, 2024 and September 30, 2023, of which $73.5 million was from the Company. As of each of March 31, 2024 and September 30, 2023, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of March 31, 2024 and September 30, 2023, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Senior secured loans (1)	$147,645	$130,589
Weighted average current interest rate on senior secured loans (2)	10.09%	10.77%
Number of borrowers in the Glick JV	49	38
Largest loan exposure to a single borrower (1)	$6,161	$6,230
Total of five largest loan exposures to borrowers (1)	$27,151	$28,396
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of March 31, 2024

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.33%		8/18/2028	$1,990	$1,954	$1,995	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.07%		12/18/2025	546	541	532	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.07%		12/18/2025	3,566	3,538	3,477	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.96%		6/30/2025	6,064	6,033	5,488	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.44%		6/9/2028	3,262	3,112	2,861
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.83%		10/20/2028	2,846	2,810	2,483	(4)
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.55%		2/28/2028	2,978	2,907	2,992
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.32%		8/11/2025	903	701	661	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.81%		2/15/2031	2,500	2,481	2,513
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.57%		12/29/2027	1,708	1,686	1,610	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.44%		12/29/2027	35	33	23	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.82%		10/25/2028	2,078	2,042	1,340	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.68%		8/19/2028	990	943	958
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.43%		8/19/2028	3,165	3,081	3,056
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.58%		2/15/2029	2,957	2,854	2,937
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.41%	4.00%	12/24/2026	3,701	3,665	3,538	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.57%		6/11/2027	3,346	3,315	3,226	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.57%		6/11/2027	796	791	767	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.68%		5/10/2027	2,987	2,920	2,960
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.31%		10/13/2029	2,752	2,607	2,759	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.75%	10.07%		1/30/2031	3,000	2,970	3,021	(4)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	9.81%		7/31/2029	2,827	2,806	2,844
Dealer Tire Financial, LLC	Distributors	First Lien Term Loan	SOFR+	3.75%	9.08%		12/14/2027	4,084	4,075	4,120
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.69%		8/2/2029	3,099	3,073	3,102	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.06%		4/26/2029	3,552	3,502	3,557	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.55%		4/2/2029	1,492	1,471	1,482

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.19%		10/8/2027	$1,866	$1,846	$1,865
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.68%		4/9/2029	3,940	3,854	3,915	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/1/2029	2,433	2,399	2,442	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.69%		6/30/2026	3,890	3,854	3,885
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.31%		3/25/2027	2,188	2,154	1,750	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.33%		8/15/2028	3,560	3,453	3,571
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.43%		10/29/2028	997	976	979	(4)
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.33%		10/14/2027	3,910	3,864	3,900
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.43%		9/25/2026	3,829	3,811	3,831
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.18%		2/1/2028	995	994	996
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.18%		2/11/2028	1,995	1,962	1,993
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.56%		12/17/2027	679	650	679
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.65%		12/18/2028	2,842	2,799	2,757	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.47%		4/6/2027	5,182	5,051	4,669	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.47%		4/6/2027	359	352	325	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.58%		4/5/2030	1,995	1,990	2,001
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	4.00%	9.44%		3/16/2027	1,491	1,491	1,495
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	9.33%		2/12/2031	3,000	2,970	3,008
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%			9/12/2024	6,058	6,119	3,998	(6)
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%			9/12/2024	103	104	68	(6)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.44%		10/5/2027	3,275	3,258	3,282
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.93%		4/5/2029	5,228	5,050	5,256
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.44%		4/16/2026	2,000	1,985	1,984	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.31%		9/27/2030	4,000	3,940	3,980
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.58%		3/27/2031	1,500	1,485	1,495
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.58%		3/31/2031	2,000	1,990	2,002
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	4.00%	9.33%		1/31/2031	4,000	3,990	4,009
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.91%		3/30/2029	2,627	2,445	2,618
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.41%		12/29/2028	2,986	2,945	2,904	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.57%		9/15/2028	1,493	1,470	1,495
Total Portfolio Investments								$147,645	$145,162	$141,454
__________
(1) Represents the interest rate as of March 31, 2024. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2024, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

at 5.33% and the 90-day SOFR at 5.31%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of March 31, 2024 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of March 31, 2024.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of March 31, 2024.

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

The cost and fair value of the Company's aggregate investment in the Glick JV was $51.0 million and $51.3 million, respectively, as of March 31, 2024. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. For the three and six months ended March 31, 2024,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the Company's investment in the Glick JV Notes earned interest income of $1.8 million and $3.6 million, respectively. For the three and six months ended March 31, 2023, the Company's investment in the Glick JV Notes earned interest income of $1.6 million and $3.2 million, respectively. The Company did not earn dividend income for the three and six months ended March 31, 2024 and 2023 with respect to its investment in the LLC equity interest of the Glick JV. As of March 31, 2024, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of March 31, 2024 and September 30, 2023 and for the three and six months ended March 31, 2024 and 2023:

	March 31, 2024	September 30, 2023
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2024: $145,162; cost September 30, 2023: $127,788)	$141,454	$123,343
Cash and cash equivalents	9,565	12,119
Restricted cash	1,406	184
Other assets	2,268	5,521
Total assets	$154,693	$141,167

Senior credit facility payable	$74,000	$53,000
Glick JV Notes payable at fair value (proceeds March 31, 2024: $66,685; proceeds September 30, 2023: $66,685)	58,589	57,201
Secured borrowings	9,380	18,106
Other liabilities	12,724	12,860
Total liabilities	$154,693	$141,167
Members' equity	—	—
Total liabilities and members' equity	$154,693	$141,167

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Selected Statements of Operations Information:
Interest income	$3,523	$3,509	$7,321	$6,912
Fee income	35	35	60	35
Total investment income	3,558	3,544	7,381	6,947
Senior credit facility and secured borrowing interest expense	1,525	1,317	2,977	2,602
Glick JV Notes interest expense	1,679	1,493	3,373	2,817
Other expenses	41	25	78	78
Total expenses (1)	3,245	2,835	6,428	5,497
Net investment income	313	709	953	1,450
Net unrealized appreciation (depreciation)	(196)	61	(649)	(590)
Realized gain (loss)	(117)	(770)	(304)	(860)
Net income (loss)	$—	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the six months ended March 31, 2024, the Company purchased $4.9 million of senior secured debt investments from Glick JV for $4.9 million cash consideration, which represented the fair value at the time of purchase.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three and six months ended March 31, 2024, the Company recorded total fee income of $2.5 million and $3.9 million, respectively, of which $0.1 million and $0.3 million, respectively, was recurring in nature. For the three and six months ended March 31, 2023, the Company recorded total fee income of $2.4 million and $4.4 million, respectively, of which $0.3 million and $0.6 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees.

Note 5. Share Data and Net Assets
The share and per share information disclosed in Note 5 have been retroactively adjusted as necessary to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2024 and 2023:

(Share amounts in thousands)	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$9,337	$21,522	$19,872	$34,694
Weighted average common shares outstanding — basic and diluted	79,763	73,203	78,797	67,106
Earnings (loss) per common share — basic and diluted	$0.12	$0.29	$0.25	$0.52

Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2024:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2023	77,225	$772	$2,166,330	$(651,338)	$1,515,764
Net investment income	—	—	—	44,189	44,189
Net unrealized appreciation (depreciation)	—	—	—	(25,025)	(25,025)
Net realized gains (losses)	—	—	—	(8,453)	(8,453)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(176)	(176)
Distributions to stockholders	—	—	—	(48,897)	(48,897)
Issuance of common stock in connection with the "at the market" offering	1,641	17	32,296	—	32,313
Issuance of common stock under dividend reinvestment plan	99	1	1,935	—	1,936
Balance as of December 31, 2023	78,965	$790	$2,200,561	$(689,700)	$1,511,651
Net investment income	—	—	—	41,367	41,367
Net unrealized appreciation (depreciation)	—	—	—	(25,252)	(25,252)
Net realized gains (losses)	—	—	—	(6,603)	(6,603)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(175)	(175)
Distributions to stockholders	—	—	—	(44,715)	(44,715)
Issuance of common stock in connection with the "at the market" offering	2,334	23	45,950	—	45,973
Issuance of common stock under dividend reinvestment plan	97	1	1,852	—	1,853
Balance as of March 31, 2024	81,396	$814	$2,248,363	$(725,078)	$1,524,099

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2024 and 2023:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(1)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	$0.07	$5.3	million	11,133	(1)	$0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	$0.55	$42.8	million	96,850	(1)	$1.9	million
Total for the six months ended March 31, 2024				$1.17	$89.8	million	195,455		$3.8	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(1)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	$0.42	$24.8	million	41,510	(1)	$0.8	million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	$0.55	$41.1	million	68,412	(2)	$1.3	million
Total for the six months ended March 31, 2023				$1.51	$97.9	million	163,291		$3.2	million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.

Common Stock Issuances
During the three and six months ended March 31, 2024, the Company issued 96,850 and 195,455 shares of common stock, respectively, as part of the DRIP. During the three and six months ended March 31, 2023, the Company issued zero and 94,879 shares of common stock, respectively, as part of the DRIP.
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
In connection with the "at the market" offering, the Company issued and sold 3,975,169 shares of common stock during the six months ended March 31, 2024 for net proceeds of $78.3 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	3,975,169	$79,248	$792	$78,455	$19.94
(1) Net proceeds excludes offering costs of $0.2 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
In connection with the "at the market" offering, the Company did not issue or sell any shares of common stock during the six months ended March 31, 2023.

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

As of March 31, 2024, the size of the Syndicated Facility was $1.218 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of March 31, 2024, (i) the period during which the Company may make drawings with respect to $1.035 billion of commitments will expire on June 23, 2027 and the maturity date is June 23, 2028, (ii) the period during which the Company may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at the Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of March 31, 2024, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of March 31, 2024 and September 30, 2023, the Company had $450.0 million and $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $450.0 million and $430.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 7.579% and 6.255% for the six months ended March 31, 2024 and 2023, respectively. For the three and six months ended March 31, 2024, the Company recorded interest expense (inclusive of fees) of $9.6 million and $19.1 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2023, the Company recorded interest expense (inclusive of fees) of $13.1 million and $23.1 million, respectively, related to the Syndicated Facility.
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
As of March 31, 2024 and September 30, 2023, the Company did not have any borrowings outstanding under the Citibank Facility. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.678% for the six months ended March 31, 2023. For the three and six months ended March 31, 2023, the Company recorded interest expense (inclusive of fees) of $2.9 million and $5.6 million, respectively, related to the Citibank Facility.
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
As of March 31, 2024, the Company was able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2024, the OSI2 Citibank Facility had a reinvestment period through May 25, 2025, during which advances may be made, and matures on January 26, 2027. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% on all other eligible loans and (b) for all other lenders, SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans, in all cases subject to a minimum overall rate of SOFR plus 2.50% per annum. After the reinvestment period, the applicable spread is 4.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of March 31, 2024 and September 30, 2023, the Company had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 8.079% and 7.172% for the six months ended March 31, 2024 and the period from January 23, 2023 to March 31, 2023, respectively. For the three and six months ended March 31, 2024, the Company recorded interest expense (inclusive of fees) of $6.0 million and $12.1 million, respectively, related to the OSI2 Citibank Facility. For the period from January 23, 2023 to March 31, 2023, the Company recorded interest expense (inclusive of fees) of $3.1 million related to the OSI2 Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2024, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2024, the Company did not repurchase any of the 2027 Notes in the open market.
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
In connection with the 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.700% and pays a floating interest rate of the three-month SOFR plus 1.658% plus a SOFR adjustment of 0.26161% on a notional amount of $350.0 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swap.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2024, the Company did not repurchase any of the 2029 Notes in the open market.
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
In connection with the 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.100% and pays a floating interest rate of the three-month SOFR plus 3.1255% on a notional amount of $300.0 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swap.

The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024			As of September 30, 2023
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.7)	(2.1)	(3.2)	(1.1)	(2.5)	(3.5)
Unaccreted discount	(0.5)	(0.5)	(3.1)	(0.7)	(0.6)	(3.4)
Interest rate swap fair value adjustment	—	(32.5)	(1.8)	—	(40.5)	(7.0)
Net carrying value	$298.8	$314.9	$291.9	$298.2	$306.4	$286.1
Fair Value	$293.6	$317.7	$311.1	$286.4	$301.8	$290.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three and six months ended March 31, 2024:

($ in millions)	2025 Notes		2027 Notes		2029 Notes
	Three months ended March 31, 2024	Six months ended March 31, 2024	Three months ended March 31, 2024	Six months ended March 31, 2024	Three months ended March 31, 2024	Six months ended March 31, 2024
Coupon interest	$2.6	$5.3	$2.4	$4.7	$5.3	$10.7
Amortization of financing costs and discount	0.3	0.6	0.2	0.5	0.3	0.6
Effect of interest rate swap	—	—	4.1	8.2	1.1	2.3
Total interest expense	$2.9	$5.9	$6.7	$13.4	$6.7	$13.6
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	7.280%	7.286%	8.476%	8.483%

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2024 and 2023.

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Net increase (decrease) in net assets resulting from operations	$9,337	$21,522	$19,872	$34,694
Net unrealized (appreciation) depreciation	25,252	18,279	50,277	41,261
Book/tax difference due to capital losses suspended (utilized)	10,320	249	16,860	8,262
Other book/tax differences	(3,771)	1,823	(10,949)	(11,087)
Taxable/Distributable Income (1)	$41,138	$41,873	$76,060	$73,130
 __________
(1) The Company's taxable income for the three and six months ended March 31, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of March 31, 2024, $8.6 million of the $8.6 million deferred tax assets would not more likely than not be realized in future periods.
For the three months ended March 31, 2024, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.2 million, which was composed primarily of a current income tax expense. For the three months ended March 31, 2023, the Company recognized a total expense for income tax related to realized and unrealized losses of $0.1 million, which was primarily current income tax expense.
For the six months ended March 31, 2024, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.4 million, which was composed primarily of a current income tax expense. For the six months ended March 31, 2023, the Company recognized a total benefit for income tax related to realized and unrealized losses of $0.5 million, which was composed of (i) a current income tax benefit of approximately $0.4 million, and (ii) a deferred income tax benefit of approximately $0.1 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended March 31, 2024, the Company recorded an aggregate net realized loss of $6.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
All Web Leads Inc	$(13.4)
Ardonagh Midco 3 PLC (1)	4.6
Alvotech	3.9
Other, net	(1.7)
Total, net	$(6.6)
__________
(1)This investment was denominated in British Pounds and the realized gain shown in this table includes gains due to foreign currency translation.
During the three months ended March 31, 2023, the Company recorded an aggregate net realized loss of $6.1 million, which consisted primarily of $3.7 million of realized losses on foreign currency forward contracts. The remainder was the result of various exits across the investment portfolio.
During the six months ended March 31, 2024, the Company recorded an aggregate net realized loss of $15.1 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
All Web Leads Inc	$(13.4)
Continental Intermodal Group LP	(6.8)
P&L Development LLC	(1.9)
Zephyr Bidco Limited (1)	(1.7)
Lift Brands Holdings, Inc.	(1.4)
Alvotech	4.7
Ardonagh Midco 3 PLC (1)	4.6
Foreign currency forward contracts	2.9
Other, net	(2.1)
Total, net	$(15.1)
__________
(1) This investment was denominated in British Pounds and the realized gain (loss) shown in this table includes gains (losses) due to foreign currency translation, which was offset by gains (losses) on foreign currency forward contracts.

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
During the three months ended March 31, 2024 and 2023, the Company recorded net unrealized depreciation of $25.3 million and $18.3 million, respectively. For the three months ended March 31, 2024, this consisted of $24.8 million of net unrealized depreciation on equity investments and $13.5 million of net unrealized depreciation on debt investments, partially offset by $10.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended March 31, 2023, this consisted of $24.5 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $9.5 million of net unrealized appreciation on equity investments and $1.6 million of net unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2024 and 2023, the Company recorded net unrealized depreciation of $50.3 million and $41.3 million, respectively. For the six months ended March 31, 2024, this consisted of $43.6 million of net unrealized depreciation on equity investments, $36.3 million of net unrealized depreciation on debt investments and $5.6 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $35.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the six months ended March 31, 2023, this consisted of $44.0 million of net unrealized depreciation on debt investments and $9.4 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $8.3 million of net unrealized appreciation on equity investments and $3.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
Note 9. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances are in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 10. Related Party Transactions

As of March 31, 2024 and September 30, 2023, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $18.6 million and $19.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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

On April 26, 2024, Oaktree waived additional base management fees such that the total amount of waived base management fees (including those waived in connection with the OSI2 Merger described above) will be $1.5 million for each of the three months ended March 31, 2024 and June 30, 2024. In addition, effective July 1, 2024, the base management fee will be calculated (net of base management fees previously waived by Oaktree) at an annual rate of 1.00% of total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents.
For the three and six months ended March 31, 2024, the base management fee incurred under the Investment Advisory Agreement was $10.1 million (net of waiver) and $20.1 million (net of waiver), respectively. For the three and six months ended March 31, 2023, the base management fee incurred under the Investment Advisory Agreement was $9.7 million (net of waiver) and $18.9 million (net of waiver), respectively.
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

For the three and six months ended March 31, 2024, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $8.5 million and $17.5 million, respectively. For the three and six months ended March 31, 2023, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $9.0 million and $16.7 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of March 31, 2024, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of March 31, 2024 under the Investment Advisory Agreement, no Part II incentive fees would be payable.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2024 and 2023, there were no accrued capital gains incentive fees. As of March 31, 2024, the total accrued capital gains incentive fee liability was zero.
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
For each of the three months ended March 31, 2024 and 2023, the Company accrued administrative expenses of $0.4 million, including $0.1 million of general and administrative expenses. For the six months ended March 31, 2024 and 2023, the Company accrued administrative expenses of $0.9 million and $0.8 million, respectively, including $0.2 million and $0.2 million of general and administrative expenses, respectively.
As of March 31, 2024 and September 30, 2023, $3.8 million and $4.3 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Net asset value per share at beginning of period	$19.14	$19.63	$19.63	$20.38
Net investment income (1)	0.52	0.63	1.09	1.26
Net unrealized appreciation (depreciation) (1)	(0.31)	0.03	(0.64)	(0.34)
Net realized gains (losses) (1)	(0.08)	(0.08)	(0.19)	(0.14)
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	—	0.01
Distributions of net investment income to stockholders	(0.55)	(0.55)	(1.17)	(1.51)
Net asset value per share at end of period	$18.72	$19.66	$18.72	$19.66
Per share market value at beginning of period	$20.42	$20.61	$20.12	$18.00
Per share market value at end of period	$19.66	$18.77	$19.66	$18.77
Total return (2)	(0.96)%	(6.28)%	3.70%	9.19%
Common shares outstanding at beginning of period	78,965	61,220	77,225	61,125
Common shares outstanding at end of period	81,396	77,080	81,396	77,080
Net assets at beginning of period	$1,511,651	$1,201,989	$1,515,764	$1,245,563
Net assets at end of period	$1,524,099	$1,515,150	$1,524,099	$1,515,150
Average net assets (3)	$1,523,792	$1,457,362	$1,524,019	$1,348,400
Ratio of net investment income to average net assets (7)	10.92%	12.79%	11.23%	12.61%
Ratio of total expenses to average net assets (7)	14.30%	14.50%	14.36%	13.85%
Ratio of net expenses to average net assets (7)	13.90%	14.00%	13.97%	13.48%
Ratio of portfolio turnover to average investments at fair value	10.63%	5.02%	18.09%	9.23%
Weighted average outstanding debt (4)	$1,670,440	$1,725,222	$1,665,410	$1,581,714
Average debt per share (1)	$20.94	$23.57	$21.14	$23.57
Asset coverage ratio at end of period (5)	188.04%	183.39%	188.04%	183.39%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,680.7 million and $1,767.6 million as of March 31, 2024 and 2023, respectively.
(6)
The share and per share information disclosed in this table has been retroactively adjusted as necessary to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(7)	Interim periods are annualized.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$28,312	€26,350	5/9/2024	$—	$188	Derivative liability
Foreign currency forward contract	$32,738	£26,292	5/9/2024	—	482	Derivative liability
				$—	$670
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$42,182	€38,026	11/9/2023	$1,857	$—	Derivative asset
Foreign currency forward contract	$72,098	£56,556	11/9/2023	3,053	—	Derivative asset
				$4,910	$—
In connection with the issuance of the 2027 Notes and 2029 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada pursuant to ISDA Master Agreements. As of March 31, 2024, the Company paid $40.6 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of March 31, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$32,511	Derivative liability
Interest rate swap	300,000	2/15/2029	—	1,824	Derivative liability
			$—	$34,335
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2023.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$40,519	Derivative liability
Interest rate swap	300,000	2/15/2029	—	7,000	Derivative liability
			$—	$47,519

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2024, the Company's only off-balance sheet arrangements consisted of $236.2 million of unfunded commitments, which was comprised of $209.1 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $209.1 million, approximately $179.0 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, the Company's only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of March 31, 2024 and September 30, 2023 is shown in the table below:

	March 31, 2024	September 30, 2023
107-109 Beech OAK22 LLC	$26,969	$26,969
OCSI Glick JV LLC	13,998	13,998
PetVet Care Centers, LLC	13,732	—
Senior Loan Fund JV I, LLC	13,125	13,125
Fairbridge Strategic Capital Funding LLC	9,465	13,090
BioXcel Therapeutics, Inc.	9,383	14,547
Amspec Parent LLC	9,372	—
Seres Therapeutics, Inc.	8,090	8,090
Monotype Imaging Holdings Inc.	8,005	—
MRI Software LLC	7,260	2,261
Next Holdco, LLC	7,051	—
iCIMs, Inc.	6,906	7,466
Digital.AI Software Holdings, Inc.	6,045	1,078
Ecco Holdings Corp.	5,654	—
Grove Hotel Parcel Owner, LLC	5,286	5,286
Mindbody, Inc.	5,238	4,762
scPharmaceuticals Inc.	5,212	5,212
Avalara, Inc.	5,047	5,047
Kings Buyer, LLC	4,915	5,189
107 Fair Street LLC	4,227	4,227
Accupac, Inc.	4,065	4,500
Harrow, Inc.	4,011	4,011
Inventus Power, Inc.	3,792	3,792
Establishment Labs Holdings Inc.	3,384	3,384
WP CPP Holdings, LLC	3,272	—
Enverus Holdings, Inc.	3,135	—
PRGX Global, Inc.	3,127	3,127
Salus Workers' Compensation, LLC	3,102	3,102
Spanx, LLC	3,092	2,473
Relativity ODA LLC	2,762	2,762
Crewline Buyer, Inc.	2,180	—
Protein For Pets Opco, LLC	2,117	—
Coupa Holdings, LLC	2,075	2,075
Galileo Parent, Inc.	2,061	2,061
Oranje Holdco, Inc.	1,904	1,904
Acquia Inc.	1,810	1,376
MHE Intermediate Holdings, LLC	1,786	821

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Evergreen IX Borrower 2023, LLC	1,626	1,626
LSL Holdco, LLC	1,590	2,650
Supreme Fitness Group NY Holdings, LLC	1,552	2,199
112-126 Van Houten Real22 LLC	1,523	2,343
SCP Eye Care Services, LLC	1,366	2,356
Berner Food & Beverage, LLC	1,160	1,622
Icefall Parent, Inc.	995	—
Finastra USA, Inc.	992	960
Telestream Holdings Corporation	813	407
PPW Aero Buyer, Inc.	762	1,466
SIO2 Medical Products, Inc.	633	1,821
ASP-R-PAC Acquisition Co LLC	329	396
All Web Leads, Inc.	240	—
Delta Leasing SPV II LLC	—	14,639
MND Holdings III Corp	—	9,122
Assembled Brands Capital LLC	—	7,514
Dominion Diagnostics, LLC	—	3,484
OTG Management, LLC	—	3,190
ADC Therapeutics SA	—	3,020
Impel Pharmaceuticals Inc.	—	2,458
Tahoe Bidco B.V.	—	2,162
Pluralsight, LLC	—	1,787
Liquid Environmental Solutions Corporation	—	1,383
Coyote Buyer, LLC	—	400
Total	$236,236	$232,740

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2024, except as discussed below.
Distribution Declaration
On April 26, 2024, the Company’s Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on June 28, 2024 to stockholders of record on June 14, 2024.
Fee Waiver
On April 26, 2024, the Company and Oaktree entered into a letter agreement pursuant to which Oaktree waived additional base management fees such that the total amount of waived base management fees (including those waived in connection with the OSI2 Merger) will be $1.5 million for each of the three months ended March 31, 2024 and June 30, 2024. In addition, effective July 1, 2024, the base management fee will be calculated (net of base management fees previously waived by Oaktree) at an annual rate of 1.00% of total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents.

Oaktree Specialty Lending Corporation                Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2024
(unaudited)

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2023	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2024	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	—	27,638	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		—	—	—	3,200	—	3,200	0.2%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	—	16,172	(2,366)	13,806	0.9%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.46%		8/28/2025		$13,998	—	776	14,068	—	(955)	13,113	0.9%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.46%		8/28/2025		—	—	69	2,090	—	(2,090)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.46%		8/28/2025		5,574	—	298	5,574	—	(352)	5,222	0.3%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	2,711	—	(2,711)	—	—%
First Star Speir Aviation Limited	Airlines	Equity Interest						100.00%		786	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.96%		10/20/2028		58,349	—	3,580	50,017	1,268	—	51,285	3.4%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.46%		12/29/2028		112,656	—	7,130	112,656	—	—	112,656	7.4%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	2,800	28,878	807	—	29,686	1.9%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		961	—	12	—	961	—	961	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		16,846	—	1,087	15,874	1,075	(103)	16,846	1.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,340	—	170	1,359	1,980	—	3,340	0.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	36,226	—	—	36,226	2.4%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$211,724	$786	$15,922	$297,091	$25,463	$(8,577)	$313,979	20.6%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	9.33%		9/29/2026		1,800	—	2	—	1,723	—	1,723	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	10.33%		3/29/2027		3,600	—	7	—	3,427	—	3,427	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,366	—	—	—	3,026	—	3,026	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	9.33%		3/29/2026		1,560	—	1	—	1,506	—	1,506	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	—	1,622	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver								—	329	21,823	33	(21,856)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	89	1,282	—	1,371	0.1%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity								—	—	1,005	154	(1,159)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	12/15/2024		5,065	—	—	—	4,656	(450)	4,206	0.3%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	12/15/2024		20,871	—	—	—	19,216	(689)	18,527	1.2%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		—	—	432	—	(205)	227	—%
Total Affiliate Investments									$36,262	$—	$339	$23,349	$36,645	$(24,359)	$35,635	2.3%
Total Control & Affiliate Investments									$247,986	$786	$16,261	$320,440	$62,108	$(32,936)	$349,614	22.9%

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments, included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2023.
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
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by inflation and an elevated interest rate environment;
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

Against this backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies.

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
The fair value of our investments as of March 31, 2024 and September 30, 2023 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of March 31, 2024, 99.9% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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

As of March 31, 2024, we held $3,047.4 million of investments at fair value, up from $2,892.4 million held at September 30, 2023, primarily driven by purchases of investments during the six months ended March 31, 2024. As of March 31, 2024 and September 30, 2023, approximately 92.4% and 89.9%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2024, there were five investments on non-accrual status that in the aggregate represented 4.3% and 2.4% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were there four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively.
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

During the six months ended March 31, 2024, we originated $765.9 million of investment commitments in 34 new and 25 existing portfolio companies and funded $745.0 million of investments.
During the six months ended March 31, 2024, we received $536.2 million of proceeds from prepayments, exits, other paydowns and sales and exited 25 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2024	September 30, 2023
Cost:
Senior secured debt	84.20%	85.24%
Debt investments in the JVs	5.04	5.35
Common equity and warrants	3.40	2.37
Preferred equity	3.26	3.27
Subordinated debt	2.41	1.97
LLC equity interests of the JVs	1.69	1.80
Total	100.00%	100.00%

	March 31, 2024	September 30, 2023
Fair value:
Senior secured debt	86.29%	86.47%
Debt investments in the JVs	5.38	5.62
Common equity and warrants	2.74	2.00
Subordinated debt	2.57	1.93
Preferred equity	2.05	2.98
LLC equity interests of the JVs	0.97	1.00
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2024	September 30, 2023
Cost:
Application Software	16.93%	15.39%
Multi-Sector Holdings (1)	7.23	7.21
Health Care Services	4.19	2.68
Health Care Technology	3.96	3.51
Biotechnology	3.89	4.15
Industrial Machinery & Supplies & Components	3.75	3.27
Data Processing & Outsourced Services	3.04	4.38
Broadline Retail	2.70	2.74
Real Estate Operating Companies	2.60	2.75
Pharmaceuticals	2.30	2.79
Personal Care Products	2.08	2.24
Diversified Support Services	2.07	0.77
Interactive Media & Services	2.04	0.62
Aerospace & Defense	2.00	1.70
Fertilizers & Agricultural Chemicals	1.99	2.13
Environmental & Facilities Services	1.96	2.07
Health Care Distributors	1.94	2.04
Airport Services	1.90	1.84
Metal, Glass & Plastic Containers	1.83	1.82
Internet Services & Infrastructure	1.64	2.00
Diversified Financial Services	1.59	2.03
Diversified Metals & Mining	1.54	1.64
Home Improvement Retail	1.51	1.78
Auto Parts & Equipment	1.49	1.59
Systems Software	1.40	0.76
Specialized Finance	1.38	2.40
Real Estate Services	1.37	1.47
Soft Drinks & Non-alcoholic Beverages	1.32	1.40
Other Specialty Retail	1.28	1.35
Automotive Retail	1.26	1.89
Office Services & Supplies	1.25	—
Leisure Facilities	1.17	1.28
Electrical Components & Equipment	1.00	1.07
Movies & Entertainment	0.95	0.40
Distributors	0.85	1.24
Construction Machinery & Heavy Transportation Equipment	0.80	—
Passenger Airlines	0.77	0.82
Real Estate Development	0.77	0.79
Gold	0.72	0.77
Home Furnishings	0.71	0.78
Health Care Equipment	0.70	0.74
Construction & Engineering	0.65	0.73
Packaged Foods & Meats	0.61	—
Specialty Chemicals	0.60	1.27
Oil & Gas Storage & Transportation	0.60	0.72
Apparel Retail	0.55	0.16
Hotels, Resorts & Cruise Lines	0.53	0.56
Alternative Carriers	0.47	—
Food Distributors	0.37	0.19
Health Care Supplies	0.36	0.38
Advertising	0.35	0.84
Education Services	0.25	0.46
Cable & Satellite	0.21	0.15
Integrated Telecommunication Services	0.20	0.62
Research & Consulting Services	0.15	0.16
Paper & Plastic Packaging Products & Materials	0.10	0.11
Housewares & Specialties	0.08	0.10
Diversified Chemicals	0.05	—
Insurance Brokers	—	1.74
Consumer Finance	—	0.54
Restaurants	—	0.41
Air Freight & Logistics	—	0.16
Integrated Oil & Gas	—	0.16
Other Specialized REITs	—	0.14
Leisure Products	—	0.07
Technology Distributors	—	0.03
Total	100.00%	100.00%

	March 31, 2024	September 30, 2023
Fair value:
Application Software	17.52%	15.73%
Multi-Sector Holdings (1)	6.90	6.69
Biotechnology	4.14	4.35
Industrial Machinery & Supplies & Components	4.11	3.40
Health Care Services	3.85	2.31
Health Care Technology	3.35	3.30
Data Processing & Outsourced Services	3.04	4.33
Real Estate Operating Companies	2.73	2.85
Pharmaceuticals	2.34	2.78
Diversified Support Services	2.19	0.81
Interactive Media & Services	2.18	0.66
Aerospace & Defense	2.15	1.79
Fertilizers & Agricultural Chemicals	2.07	2.18
Environmental & Facilities Services	2.06	2.16
Health Care Distributors	2.02	2.10
Personal Care Products	1.97	2.07
Metal, Glass & Plastic Containers	1.88	1.85
Airport Services	1.79	1.88
Internet Services & Infrastructure	1.73	2.09
Diversified Financial Services	1.66	2.07
Diversified Metals & Mining	1.65	1.72
Auto Parts & Equipment	1.60	1.70
Home Improvement Retail	1.57	1.84
Systems Software	1.48	0.76
Specialized Finance	1.47	2.41
Real Estate Services	1.43	1.52
Soft Drinks & Non-alcoholic Beverages	1.40	1.47
Other Specialty Retail	1.39	1.42
Office Services & Supplies	1.34	—
Automotive Retail	1.29	1.93
Leisure Facilities	1.23	1.28
Electrical Components & Equipment	1.06	1.13
Movies & Entertainment	1.02	0.41
Distributors	0.91	1.29
Passenger Airlines	0.90	0.95
Construction Machinery & Heavy Transportation Equipment	0.86	—
Real Estate Development	0.81	0.82
Gold	0.77	0.81
Construction & Engineering	0.68	0.76
Health Care Equipment	0.67	0.78
Packaged Foods & Meats	0.65	—
Specialty Chemicals	0.64	1.34
Broadline Retail	0.63	2.39
Apparel Retail	0.59	0.17
Oil & Gas Storage & Transportation	0.56	0.55
Hotels, Resorts & Cruise Lines	0.55	0.59
Alternative Carriers	0.50	—
Home Furnishings	0.46	0.69
Food Distributors	0.39	0.18
Health Care Supplies	0.37	0.39
Advertising	0.37	0.41
Education Services	0.28	0.47
Cable & Satellite	0.22	0.16
Integrated Telecommunication Services	0.19	0.57
Research & Consulting Services	0.16	0.17
Paper & Plastic Packaging Products & Materials	0.10	0.11
Housewares & Specialties	0.08	0.10
Diversified Chemicals	0.05	—
Insurance Brokers	—	1.83
Consumer Finance	—	0.52
Restaurants	—	0.43
Integrated Oil & Gas	—	0.17
Air Freight & Logistics	—	0.15
Other Specialized REITs	—	0.11
Leisure Products	—	0.07
Technology Distributors	—	0.03
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in the JVs and CLOs.

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
As of March 31, 2024 and September 30, 2023, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of March 31, 2024 and September 30, 2023, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of March 31, 2024 and September 30, 2023, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of March 31, 2024 and September 30, 2023. We earned interest income of $3.5 million and $7.1 million on the SLF JV I Notes for the three and six months ended March 31, 2024, respectively. We earned interest income of $3.2 million and $5.8 million on the SLF JV I Notes for the three and six months ended March 31, 2023, respectively. As of March 31, 2024, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $29.7 million, respectively, as of March 31, 2024, and $54.8 million and $28.9 million, respectively, as of September 30, 2023. We earned $1.4 million and $2.8 million in dividend income for the three and six months ended March 31, 2024, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $1.1 million and $2.1 million in dividend income for the three and six months ended March 31, 2023, respectively, with respect to its investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Senior secured loans (1)	$370,208	$332,637
Weighted average interest rate on senior secured loans (2)	10.09%	10.62%
Number of borrowers in SLF JV I	54	48
Largest exposure to a single borrower (1)	$11,191	$11,286
Total of five largest loan exposures to borrowers (1)	$53,643	$54,051
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
As of March 31, 2024 and September 30, 2023, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of March 31, 2024 and September 30, 2023, of which $73.5 million was from us. As of each of March 31, 2024 and September 30, 2023, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of March 31, 2024 and September 30, 2023, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $51.0 million and $51.3 million, respectively, as of March 31, 2024. The cost and fair value of our aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. For the three and six months ended March 31, 2024, our investment in the Glick JV Notes earned interest income of $1.8 million and $3.6 million, respectively. For the three and six months ended March 31, 2023, our investment in the Glick JV Notes earned interest income of $1.6 million and $3.2 million, respectively. We did not earn any dividend income for the three and six months ended March 31, 2024 and 2023 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Senior secured loans (1)	$147,645	$130,589
Weighted average current interest rate on senior secured loans (2)	10.09%	10.77%
Number of borrowers in the Glick JV	49	38
Largest loan exposure to a single borrower (1)	$6,161	$6,230
Total of five largest loan exposures to borrowers (1)	$27,151	$28,396
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
Comparison of Three and Six Months ended March 31, 2024 and March 31, 2023
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended March 31, 2024 and 2023 was $94.0 million and $96.3 million, respectively. For the three months ended March 31, 2024, this amount consisted of $90.1 million of interest income from portfolio investments (which included $4.8 million of PIK interest), $2.5 million of fee income and $1.4 million of dividend income. For the three months ended March 31, 2023, this amount consisted of $92.9 million of interest income from portfolio investments (which included $4.1 million of PIK interest), $2.4 million of fee income and $1.1 million of dividend income. The decrease of $2.3 million, or 2.4%, in our total investment income for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due primarily to a $2.8 million decrease in interest income, which resulted from purchase premium acceleration in connection with an exit, partially offset by a $0.4 million increase in dividend income and $0.2 million increase in fee income due to higher amendment fees.
Total investment income for the six months ended March 31, 2024 and 2023 was $192.0 million and $175.5 million, respectively. For the six months ended March 31, 2024, this amount consisted of $185.3 million of interest income from portfolio investments (which included $8.7 million of PIK interest), $3.9 million of fee income and $2.8 million of dividend income. For the six months ended March 31, 2023, this amount consisted of $169.0 million of interest income from portfolio investments (which included $10.3 million of PIK interest), $4.4 million of fee income and $2.1 million of dividend income. The increase of $16.5 million, or 9.4%, in our total investment income for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, was due primarily to a $16.4 million increase in interest income, which was primarily driven by the impact of higher base rates on our floating rate debt portfolio and a larger investment portfolio primarily from the assets acquired in the OSI2 Merger, and a $0.7 million increase in dividend income. This was partially offset by a $0.5 million decrease in fee income due to lower exit fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended March 31, 2024 and 2023 were $52.7 million and $50.3 million, respectively. Net expenses increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, by $2.3 million, or 4.6%. The increase in net expenses was primarily driven by $4.1 million of higher interest expense due to the impact of rising interest rates on our floating rate liabilities. This was partially offset by $0.9 million of lower professional fees and $0.7 million of lower general and administrative expenses.
Net expenses (expenses net of fee waivers) for the six months ended March 31, 2024 and 2023 were $106.5 million and $90.6 million, respectively. Net expenses increased for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, by $15.8 million, or 17.5%. The increase in net expenses was primarily driven by $15.5 million of higher interest expense due to the impact of rising interest rates on our floating rate liabilities and an increase in average borrowings outstanding. Further contributing to the increase were $0.8 million of increased part I incentive fees as a result of higher adjusted net investment income and $1.2 million of higher management fees (net of waivers) as a result of a larger investment portfolio. This was partially offset by $0.9 million of lower professional fees and $0.9 million of lower general and administrative expenses.
Net Investment Income
Net investment income for the three months ended March 31, 2024 decreased by $4.6 million compared to the three months ended March 31, 2023, primarily as a result of the $2.3 million decrease in total investment income and the $2.3 million increase in net expenses.

Net investment income for the six months ended March 31, 2024 increased by $0.8 million compared to the six months ended March 31, 2023, primarily as a result of the $16.5 million increase in total investment income and the $15.8 million increase in net expenses.
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
During the three months ended March 31, 2024 and 2023, we recorded aggregate net realized losses of $6.6 million and $6.1 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. During the six months ended March 31, 2024 and 2023, we recorded aggregate net realized losses of $15.1 million and $9.3 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2024 and 2023.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2024 and 2023, we recorded net unrealized depreciation of $25.3 million and $18.3 million, respectively. For the three months ended March 31, 2024, this consisted of $24.8 million of net unrealized depreciation on equity investments and $13.5 million of net unrealized depreciation on debt investments, partially offset by $10.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts. For the three months ended March 31, 2023, this consisted of $24.5 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $9.5 million of net unrealized appreciation on equity investments and $1.6 million of net unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2024 and 2023, we recorded net unrealized depreciation of $50.3 million and $41.3 million, respectively. For the six months ended March 31, 2024, this consisted of $43.6 million of net unrealized depreciation on equity investments, $36.3 million of net unrealized depreciation on debt investments and $5.6 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $35.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the six months ended March 31, 2023, this consisted of $44.0 million of net unrealized depreciation on debt investments and $9.4 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $8.3 million of net unrealized appreciation on equity investments and $3.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on

June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of March 31, 2024, we had $1,680.7 million in senior securities and our asset coverage ratio was 188.04%. As of March 31, 2024, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.02x.
For the six months ended March 31, 2024, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $8.0 million. During that period, net cash used in operating activities was $16.5 million, primarily from funding $733.5 million of investments, partially offset by $540.2 million of principal payments and sale proceeds received, the cash activities related to $85.6 million of net investment income, $85.1 million of net decreases in receivables and net increases in payables from unsettled transactions and a $13.6 million decrease in due from broker. During the same period, net cash provided by financing activities was $8.5 million, primarily consisting of $78.5 million of proceeds from the issuance of shares under the "at the market" offering and $20.0 million net borrowings under credit facilities, partially offset by $89.8 million of cash distributions paid to our stockholders.
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
As of March 31, 2024, we had $137.5 million in cash and cash equivalents (including $12.5 million of restricted cash), portfolio investments (at fair value) of $3.0 billion, $36.5 million of interest, dividends and fees receivable, $1.8 million of due from portfolio companies, $887.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $40.6 million of net payables from unsettled transactions, $730.0 million of borrowings outstanding under our credit facilities and $905.6 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2024, our only off-balance sheet arrangements consisted of $236.2 million of unfunded commitments, which was comprised of $209.1 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $209.1 million, approximately $179.0 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, our only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of March 31, 2024, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes (each as defined below):

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of March 31, 2024	Weighted average debt outstanding for the six months ended March 31, 2024	Maximum debt outstanding for the six months ended March 31, 2024
Syndicated Facility	$430,000	$450,000	$433,989	$460,000
OSI2 Citibank Facility	280,000	280,000	281,421	300,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
Total debt	$1,660,000	$1,680,000	$1,665,410

The following table reflects our contractual obligations arising from the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes:

	Payments due by period as of March 31, 2024
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$450,000	$—	$—	$450,000	$—
Interest due on Syndicated Facility	141,780	33,495	66,990	41,295	—
OSI2 Citibank Facility	280,000	—	280,000	—	—
Interest due on OSI2 Citibank Facility	62,989	22,300	40,689	—	—
2025 Notes	300,000	300,000	—	—	—
Interest due on 2025 Notes	9,522	9,522	—	—	—
2027 Notes	350,000	—	350,000	—	—
Interest due on 2027 Notes (a)	71,532	25,597	45,935	—	—
2029 Notes	300,000	—	—	300,000	—
Interest due on 2029 Notes (a)	123,507	25,297	50,595	47,615	—
Total	$2,089,330	$416,211	$834,209	$838,910	$—
__________
(a) The interest due on the 2027 Notes and the 2029 Notes was calculated net of the interest rate swaps.
Equity Issuances
During the three and six months ended March 31, 2024, we issued an aggregate of 96,850 and 195,455 shares, respectively, of common stock as part of the DRIP.
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

In connection with the "at the market" offering, we issued and sold 3,975,169 shares of common stock during the six months ended March 31, 2024 for net proceeds of $78.3 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	3,975,169	$79,248	$792	$78,455	$19.94
(1) Net proceeds excludes offering costs of $0.2 million.
(2) Represents the gross sales price before deducting placement agent fees and estimated offering expenses.
In connection with the "at the market" offering, we did not issue or sell any shares of common stock during the six months ended March 31, 2023.
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465	$ 27.2 million		35,990	(2)	$ 0.8 million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5 million		34,804	(2)	0.8 million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4 million		43,676	(1)	0.9 million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51	30.2 million		51,181	(1)	1.0 million
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	0.54	32.0 million		53,369	(1)	1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million		41,510	(2)	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million		68,412	(1)	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3 million		57,279	(1)	1.1 million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	(2)	1.5 million
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	0.55	41.7	million	87,472	(2)	1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
 ______________
(1) Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021, March 31, 2022, December 30, 2022, September 29, 2023, December 29, 2023 and March 29, 2024.
(2) New shares were issued with respect to distributions paid on December 31, 2021, March 31, 2022, December 30, 2022, September 29, 2023, December 29, 2023 and March 29, 2024.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of March 31, 2024, (i) the size of the our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.218 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings on $1.035 billion of commitments will expire on June 23, 2027 and the maturity date was June 23, 2028, (iii) the period during which we may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iv) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

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
The following table describes significant financial covenants, as of March 31, 2024, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2023 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$787 million	$1,512 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.89:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.44:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,056 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of March 31, 2024 and September 30, 2023, we had $450.0 million and $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $450.0 million and $430.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 7.579% and 6.255% for the six months ended March 31, 2024 and 2023, respectively. For the three and six months ended March 31, 2024, we recorded interest expense (inclusive of fees) of $9.6 million and $19.1 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2023, we recorded interest expense (inclusive of fees) of $13.1 million and $23.1 million, respectively, related to the Syndicated Facility.
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
Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.678% for the six months ended March 31, 2023. For the three and six months ended March 31, 2023, we recorded interest expense (inclusive of fees) of $2.9 million and $5.6 million, respectively, related to the Citibank Facility.

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
As of March 31, 2024, we were able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2024, the OSI2 Citibank Facility had a reinvestment period through May 25, 2025, during which advances may be made, and matures on January 26, 2027. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans and (b) for all other lenders under the OSI2 Citibank Facility, SOFR plus 2.00% per annum on broadly syndicated loans and 2.75% per annum on all other eligible loans, subject in all cases to a minimum overall rate of SOFR plus 2.50% per annum. After the reinvestment period, the applicable spread is 4.00% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of March 31, 2024 and September 30, 2023, we had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 8.079% and 7.172% for the six months ended March 31, 2024 and the period from January 23, 2023 to March 31, 2023, respectively. For the three and six months ended March 31, 2024, we recorded interest expense (inclusive of fees) of $6.0 million and $12.1 million, respectively, related to the OSI2 Citibank Facility. For the period from January 23, 2023 to March 31, 2023, we recorded interest expense (inclusive of fees) of $3.1 million related to the OSI2 Citibank Facility.
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
In connection with the 2027 Notes, we entered into an interest rate swap to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 2.700% and pay a floating interest rate of the three-month SOFR plus 1.658% plus a SOFR adjustment of 0.26161% on a notional amount of $350.0 million. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship.
2029 Notes
On August 15, 2023, we issued $300.0 million in aggregate principal amount of the 2029 Notes for net proceeds of $292.9 million after deducting OID of $3.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.6 million. The OID on the 2029 Notes is amortized based on the effective interest method over the term of the notes.
In connection with the 2029 Notes, we entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 7.100% and pays a floating interest rate of the three-month SOFR plus 3.1255% on a notional amount of $300.0 million. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swap.
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024			As of September 30, 2023
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.7)	(2.1)	(3.2)	(1.1)	(2.5)	(3.5)
Unaccreted discount	(0.5)	(0.5)	(3.1)	(0.7)	(0.6)	(3.4)
Interest rate swap fair value adjustment	—	(32.5)	(1.8)	—	(40.5)	(7.0)
Net carrying value	$298.8	$314.9	$291.9	$298.2	$306.4	$286.1
Fair Value	$293.6	$317.7	$311.1	$286.4	$301.8	$290.0

The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three and six months ended March 31, 2024:

($ in millions)	2025 Notes		2027 Notes		2029 Notes
	Three months ended March 31, 2024	Six months ended March 31, 2024	Three months ended March 31, 2024	Six months ended March 31, 2024	Three months ended March 31, 2024	Six months ended March 31, 2024
Coupon interest	$2.6	$5.3	$2.4	$4.7	$5.3	$10.7
Amortization of financing costs and discount	0.3	0.6	0.2	0.5	0.3	0.6
Effect of interest rate swap	—	—	4.1	8.2	1.1	2.3
Total interest expense	$2.9	$5.9	$6.7	$13.4	$6.7	$13.6
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	7.280%	7.286%	8.476%	8.483%
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
To maintain RIC tax treatment, we must, among other things, distribute (or be deemed to distribute) dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar year 2021. For the calendar year 2022, we incurred $0.1 million of excise tax. We did not incur a U.S. federal excise tax for calendar year 2023. We do not expect to incur a U.S. federal excise tax for calendar year 2024.
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
Recent Developments
Distribution Declaration
On April 26, 2024, our Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on June 28, 2024 to stockholders of record on June 14, 2024.
Fee Waiver
On April 26, 2024, we and Oaktree entered into a letter agreement pursuant to which Oaktree waived additional base management fees such that the total amount of waived base management fees (including those waived in connection with the OSI2 Merger) will be $1.5 million for each of the three months ended March 31, 2024 and June 30, 2024. In addition, effective July 1, 2024, the base management fee will be calculated (net of base management fees previously waived by Oaktree) at an annual rate of 1.00% of total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including SOFR, EURIBOR, SONIA and prime rates, to the extent our debt investments include floating interest rates.
As of March 31, 2024, 85.4% of our debt investment portfolio (at fair value) and 85.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2023, 86.2% of our debt investment portfolio (at fair value) and 86.4% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2024 and September 30, 2023, was as follows:

	March 31, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$359,402	14.7%	$169,693	7.2%
>0% and <1%	579,682	23.6%	522,027	22.3%
1%	1,302,336	53.1%	1,405,134	59.9%
>1%	210,360	8.6%	248,351	10.6%
Total Floating Rate Investments	$2,451,780	100.0%	$2,345,205	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$64,250	$(34,500)	$29,750
200	51,342	(27,600)	23,742
150	38,435	(20,700)	17,735
100	25,527	(13,800)	11,727
50	12,764	(6,900)	5,864

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,813)	$6,900	$(5,913)
100	(25,626)	13,800	(11,826)
150	(38,439)	20,700	(17,739)
200	(51,252)	27,600	(23,652)
250	(64,038)	34,500	(29,538)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$7,370	$—	$83,262	$—
Prime rate	3,228	—	2,221	—
LIBOR
30 day	—	—	26,692	—
90 day	—	—	45,671	—
180 day	—	—	54,559	—
EURIBOR
30 day	—	—	€5,500	—
90 day	€24,731	—	24,731	—
180 day	—	—	6,666	—
SOFR
30 day	$871,119	450,000	$682,693	430,000
60 day	28,254	—	—	—
90 day (a)	1,594,625	930,000	1,533,240	930,000
180 day	26,231	—	32,894	—
SONIA	£43,231	—	£53,250	—
Fixed rate	$431,442	300,000	$392,019	300,000
__________
(a)Borrowings include the 2027 Notes and 2029 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

10.1*	Letter Agreement, dated as of April 26, 2024, by and between the Registrant and Oaktree Fund Advisors, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: April 29, 2024