Form 10-Q
period 2024-06-30
Oaktree Specialty Lending Corp
filed 2024-08-01
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 82,245,319 shares of common stock outstanding as of July 30, 2024.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2024 (unaudited)	September 30, 2023
ASSETS
Investments at fair value:
Control investments (cost June 30, 2024: $369,660; cost September 30, 2023: $345,245)	$299,072	$297,091
Affiliate investments (cost June 30, 2024: $38,101; cost September 30, 2023: $24,898)	35,396	23,349
Non-control/Non-affiliate investments (cost June 30, 2024: $2,885,171; cost September 30, 2023: $2,673,976)	2,787,235	2,571,980
Total investments at fair value (cost June 30, 2024: $3,292,932; cost September 30, 2023: $3,044,119)	3,121,703	2,892,420
Cash and cash equivalents	96,321	136,450
Restricted cash	10,993	9,089
Interest, dividends and fees receivable	27,609	44,570
Due from portfolio companies	954	6,317
Receivables from unsettled transactions	18,760	55,441
Due from broker	30,310	54,260
Deferred financing costs	12,418	12,541
Deferred offering costs	78	160
Derivative assets at fair value	436	4,910
Other assets	2,599	1,681
Total assets	$3,322,181	$3,217,839
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,070	$2,950
Base management fee and incentive fee payable	15,415	19,547
Due to affiliate	4,803	4,310
Interest payable	19,329	16,007
Payables from unsettled transactions	51,595	11,006
Derivative liabilities at fair value	33,672	47,519
Deferred tax liability	—	5
Credit facilities payable	790,000	710,000
Unsecured notes payable (net of $5,468 and $7,076 of unamortized financing costs as of June 30, 2024 and September 30, 2023, respectively)	907,164	890,731
Total liabilities	1,826,048	1,702,075
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 82,245 and 77,225 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	822	772
Additional paid-in-capital	2,264,449	2,166,330
Accumulated overdistributed earnings	(769,138)	(651,338)
Total net assets (equivalent to $18.19 and $19.63 per common share as of June 30, 2024 and September 30, 2023, respectively) (Note 11)	1,496,133	1,515,764
Total liabilities and net assets	$3,322,181	$3,217,839

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Interest income:
Control investments	$5,924	$5,568	$17,878	$15,326
Affiliate investments	192	681	526	1,970
Non-control/Non-affiliate investments	78,681	88,069	239,205	234,516
Interest on cash and cash equivalents	1,156	992	5,014	2,221
Total interest income	85,953	95,310	262,623	254,033
PIK interest income:
Control investments	677	—	1,819	—
Affiliate investments	11	—	11	—
Non-control/Non-affiliate investments	5,461	3,967	12,984	14,220
Total PIK interest income	6,149	3,967	14,814	14,220
Fee income:
Control investments	13	13	39	38
Affiliate investments	—	5	5	15
Non-control/Non-affiliate investments	1,447	1,555	5,269	5,921
Total fee income	1,460	1,573	5,313	5,974
Dividend income:
Control investments	1,400	1,050	4,200	3,150
Non-control/Non-affiliate investments	4	—	30	4
Total dividend income	1,404	1,050	4,230	3,154
Total investment income	94,966	101,900	286,980	277,381
Expenses:
Base management fee	11,781	11,983	34,862	33,383
Part I incentive fee	8,341	9,590	25,821	26,300
Professional fees	1,091	1,387	3,808	4,962
Directors fees	160	160	480	480
Interest expense	32,513	30,793	96,564	79,316
Administrator expense	391	322	1,083	935
General and administrative expenses	824	752	1,941	2,753
Total expenses	55,101	54,987	164,559	148,129
Management fees waived	(1,500)	(1,500)	(4,500)	(4,025)
Part I incentive fees waived	(3,210)	—	(3,210)	—
Net expenses	50,391	53,487	156,849	144,104
Net investment income before taxes	44,575	48,413	130,131	133,277
Excise tax	—	—	—	(78)
Net investment income	44,575	48,413	130,131	133,199
Unrealized appreciation (depreciation):
Control investments	(17,580)	734	(22,434)	(900)
Affiliate investments	(324)	149	(1,156)	(302)
Non-control/Non-affiliate investments	42,997	(6,497)	3,986	(36,296)
Foreign currency forward contracts	1,106	4,575	(4,474)	(4,802)
Net unrealized appreciation (depreciation)	26,199	(1,039)	(24,078)	(42,300)
Realized gains (losses):
Control investments	—	—	786	—
Non-control/Non-affiliate investments	(69,163)	(4,294)	(87,936)	(14,404)
Foreign currency forward contracts	(289)	(6,309)	2,642	(5,513)
Net realized gains (losses)	(69,452)	(10,603)	(84,508)	(19,917)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(202)	(86)	(553)	397
Net realized and unrealized gains (losses), net of taxes	(43,455)	(11,728)	(109,139)	(61,820)
Net increase (decrease) in net assets resulting from operations	$1,120	$36,685	$20,992	$71,379
Net investment income per common share — basic and diluted (1)	$0.54	$0.63	$1.63	$1.89
Earnings (loss) per common share — basic and diluted (Note 5) (1)	$0.01	$0.48	$0.26	$1.01
Weighted average common shares outstanding — basic and diluted (1)	81,830	77,080	79,804	70,431
__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis as necessary.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Operations:
Net investment income	$44,575	$48,413	$130,131	$133,199
Net unrealized appreciation (depreciation)	26,199	(1,039)	(24,078)	(42,300)
Net realized gains (losses)	(69,452)	(10,603)	(84,508)	(19,917)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(202)	(86)	(553)	397
Net increase (decrease) in net assets resulting from operations	1,120	36,685	20,992	71,379
Stockholder transactions:
Distributions to stockholders	(45,180)	(42,394)	(138,792)	(143,468)
Net increase (decrease) in net assets from stockholder transactions	(45,180)	(42,394)	(138,792)	(143,468)
Capital share transactions:
Issuance of common stock in connection with the OSI2 Merger	—	—	—	334,034
Issuance of common stock under dividend reinvestment plan	1,873	1,123	5,662	4,351
Repurchase of common stock under dividend reinvestment plan	—	(1,123)	—	(2,418)
Issuance of common stock in connection with the "at the market" offering	14,221	—	92,507	—
Net increase (decrease) in net assets from capital share transactions	16,094	—	98,169	335,967
Total increase (decrease) in net assets	(27,966)	(5,709)	(19,631)	263,878
Net assets at beginning of period	1,524,099	1,515,150	1,515,764	1,245,563
Net assets at end of period	$1,496,133	$1,509,441	$1,496,133	$1,509,441
Net asset value per common share (1)	$18.19	$19.58	$18.19	$19.58
Common shares outstanding at end of period (1)	82,245	77,080	82,245	77,080

__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis as necessary.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$20,992	$71,379
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	24,078	42,300
Net realized (gains) losses	84,508	19,917
PIK interest income	(14,814)	(14,220)
Accretion of original issue discount on investments	(12,017)	(15,554)
Accretion of original issue discount on unsecured notes payable	978	509
Amortization of deferred financing costs	3,762	3,407
Deferred taxes	(5)	(1,030)
Purchases of investments	(1,025,659)	(597,662)
Proceeds from the sales and repayments of investments	723,758	521,163
Cash received in the OSI2 Merger	—	22,317
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	12,518	12,866
(Increase) decrease in due from portfolio companies	5,363	20,520
(Increase) decrease in receivables from unsettled transactions	36,681	(34,562)
(Increase) decrease in due from broker	23,950	5,540
(Increase) decrease in other assets	(918)	(548)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	120	(52,290)
Increase (decrease) in base management fee and incentive fee payable	(4,132)	37
Increase (decrease) in due to affiliate	493	3,823
Increase (decrease) in interest payable	3,322	1,278
Increase (decrease) in payables from unsettled transactions	40,589	(24,196)
Increase (decrease) in director fees payable	—	(9)
Net cash provided by (used in) operating activities	(76,433)	(15,015)
Financing activities:
Distributions paid in cash	(133,130)	(139,117)
Borrowings under credit facilities	205,000	572,000
Repayments of borrowings under credit facilities	(125,000)	(362,000)
Shares issued under the "at the market" offering	92,748	—
Repurchases of common stock under dividend reinvestment plan	—	(2,418)
Deferred financing costs paid	(1,039)	(7,314)
Deferred offering costs paid	(117)	(186)
Net cash provided by (used in) financing activities	38,462	60,965
Effect of exchange rate changes on foreign currency	(254)	346
Net increase (decrease) in cash and cash equivalents and restricted cash	(38,225)	46,296
Cash and cash equivalents and restricted cash, beginning of period	145,539	26,364
Cash and cash equivalents and restricted cash, end of period	$107,314	$72,660
Supplemental information:
Cash paid for interest	$88,502	$70,429
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$5,662	1,933
Deferred financing costs	1,000	125
Issuance of shares in connection with the OSI2 Merger	—	334,034
Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2024	September 30, 2023
Cash and cash equivalents	$96,321	$136,450
Restricted cash	10,993	9,089
Total cash and cash equivalents and restricted cash	$107,314	$145,539
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	27,638	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		3,137	3,263	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	14,474	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.48%		8/28/2025		$13,963	13,963	13,081	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.48%		8/28/2025		5,574	5,574	5,222	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.94%		10/20/2028		58,349	51,307	49,886	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.44%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	25,817	(11)(12)(14)(16)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		2,682	2,629	2,682	(15)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		17,363	15,743	17,363	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,442	3,389	3,442	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,093	23,548	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)
Total Control Investments (20.0% of net assets)										$369,660	$299,072

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	7.34%	2.00%	9/29/2026		$1,809	$1,740	$1,731	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	8.34%	2.00%	3/29/2027		3,602	3,444	3,429	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,451	3,026	3,102	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	9.34%		3/30/2026		1,560	1,513	1,506	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	1,622	(15)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,246	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,065	4,657	4,112	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		20,917	19,261	18,421	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		875	227	(15)
Total Affiliate Investments (2.4% of net assets)										$38,101	$35,396

Non-Control/Non-Affiliate Investments												(18)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			13.00%		11/17/2024		$1,269	$1,256	$1,214	(10)(15)(19)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		18,869	18,697	18,640	(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			13.00%		11/4/2024		5,035	5,021	4,986	(10)(15)(19)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			14.25%		9/13/2029		21,434	21,590	21,541	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/30/2024		7,074	7,028	7,056	(11)(15)(20)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.33%		8/18/2028		1,990	1,980	2,005	(6)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%			1/16/2026		$—	$(2)	$(8)	(6)(15)(19)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%	11.50%		1/16/2026		20,077	20,021	20,037	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Revolver	SOFR+	6.00%	11.48%		1/16/2026		2,613	2,600	2,608	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.45%		10/31/2025		6,400	6,358	6,400	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.45%		10/31/2025		25,332	25,304	25,332	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	12.46%		10/31/2025		1,084	1,077	1,084	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.82%		12/18/2025		3,177	3,155	3,078	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.09%		12/18/2025		900	891	873	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.10%		12/18/2025		16,546	16,449	16,049	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.98%		8/15/2029		6,589	6,341	6,424	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,211,412		—	—	(11)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	36	(11)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,157	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	4.94%	11.99%	10/14/2027		9,903	9,396	9,086	(6)(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						598,283		642	1,226	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.98%		6/30/2025		16,371	16,332	15,143	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			12.00%		11/16/2026		28,964	28,866	28,964	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			12.00%		11/16/2026		28,178	28,100	28,178	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			12.00%		11/16/2026		2,159	1,981	2,159	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Fixed Rate Bond			12.00%		11/16/2026		2,100	1,926	2,100	(11)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						118,744		206	1,444	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	627	(11)(13)(15)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.48%		12/30/2027		2,494	2,476	2,495	(6)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	14.23%		1/2/2029		17,048	16,527	16,110	(6)(15)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.84%		10/20/2028		7,489	6,974	5,461	(6)
Amspec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.08%		12/5/2030		33,474	32,706	33,474	(6)(15)
Amspec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			12/5/2030		—	(60)	(60)	(6)(15)(19)
Amspec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			12/5/2029		—	(103)	—	(6)(15)(19)
Anchorage Capital CLO 20, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.94%		1/20/2035		750	715	735	(6)(11)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	10.84%		12/6/2027		47,690	47,067	47,690	(6)(15)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	12.46%		4/15/2034		3,500	3,398	3,514	(6)(11)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.59%		12/29/2027		3,251	3,242	3,091	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.46%		12/29/2027		162	151	143	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	12.08%		2/25/2028		7,927	7,828	7,273	(6)(15)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.58%		10/25/2028		12,537	10,534	5,881	(6)(15)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		3,177	2,827	2,928
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	22,650	(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan				15.89%	5/31/2031		13,562	13,591	13,324	(11)(15)(21)
Aurelia Netherlands Midco 2 B.V.	Interactive Media & Services	First Lien Term Loan	E+	5.75%	9.55%		5/29/2031		€28,022	29,705	29,447	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.43%	4.00%	12/24/2026		$30,406	$30,141	$29,372	(6)(11)(15)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		10/19/2028		50,470	49,796	50,470	(6)(15)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(92)	—	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.60%		6/11/2027		3,222	3,192	3,096	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.60%		6/11/2027		1,252	1,258	1,203	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.10%		6/11/2028		6,452	6,386	5,704	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	14.10%		6/11/2028		8,920	8,818	7,885	(6)(15)
Bain Capital Credit CLO, Limited	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	12.87%		4/20/2034		1,750	1,733	1,784	(6)(11)
Ballyrock CLO 19 Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	12.43%		4/20/2035		1,000	992	1,000	(6)(11)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	10.98%		7/30/2027		40,349	40,173	39,946	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.50%	10.98%		7/30/2026		2,528	2,503	2,497	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.03%	4.81%	4/19/2027		2,893	2,891	2,587	(6)(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.03%	4.81%	4/19/2027		6,974	6,819	6,237	(6)(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						32,664		225	3	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						9,382		—	1	(11)(15)
Birch Grove CLO 2 LTD	Multi-Sector Holdings	CLO Notes	SOFR+	7.21%	12.54%		10/19/2034		1,500	1,498	1,503	(6)(11)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	5.00%	10.34%		3/12/2029		36,384	35,698	36,509	(6)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,085	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	457	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	154	(15)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	12.68%		7/17/2034		489	458	468	(6)(11)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.75%	11.06%		6/21/2028		£1,500	1,866	1,900	(6)(11)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.75%	10.95%		6/21/2028		14,807	18,461	18,771	(6)(11)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.50%	10.70%		6/21/2028		13,225	16,445	16,755	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	3.00%	8.33%	3.50%	4/12/2030		$12,712	12,408	12,417	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			4/12/2030		—	(35)	(33)	(6)(15)(19)
Cloud Software Group, Inc.	Application Software	Fixed Rate Bond			6.50%		3/31/2029		2,300	2,136	2,210
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		10,720	10,310	9,911
Connect U.S. Finco LLC	Alternative Carriers	Fixed Rate Bond			6.75%		10/1/2026		1,310	1,281	1,265	(11)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.83%		4/6/2029		6,494	6,339	6,347	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.50%			2/27/2030		—	(15)	—	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.83%		2/27/2030		13,157	12,890	13,157	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/27/2029		—	(18)	—	(6)(15)(19)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.33%		10/13/2029		14,639	14,132	14,189	(6)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	12.08%		11/8/2030		20,924	20,449	20,506	(6)(15)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(49)	(44)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.75%	10.08%		1/30/2031		$14,000	$13,860	$14,055	(6)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		8,393	8,393	8,393	(11)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		33,726	33,726	33,726	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	505	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	9.00%		16.48%	8/4/2026		22,683	22,233	20,302	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	9.00%		14.48%	2/4/2027		627	627	561	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	9.00%		14.48%	4/8/2025		620	620	555	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		694	690	359	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		935	—	484	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	4/8/2025		928	—	480	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	—	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.33%		8/10/2028		54,595	54,592	54,268	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.32%		8/10/2028		2,946	2,919	2,929	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			8/10/2028		—	—	(36)	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.71%		8/2/2029		4,311	4,288	4,297
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.09%		4/26/2029		4,913	4,844	4,939	(6)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	SOFR+	7.50%	12.98%		8/14/2026		8,974	8,884	8,121	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		12/24/2029		24,803	24,431	24,803	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(17)	—	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			12/24/2029		—	(26)	—	(6)(15)(19)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,345	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,854	1,835	1,821	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		11,576	11,487	11,373	(11)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.33%		9/30/2030		14,662	14,335	14,662	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(36)	—	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	10.93%		10/5/2029		4,379	4,296	4,296	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%			10/5/2029		—	(66)	(125)	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						169		169	176	(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,037		1,037	1,078	(15)(23)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		56,900	56,900	56,900	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	4	(11)(12)(15)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.46%		9/13/2029		11,713	11,510	11,566	(6)(11)(15)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.58%		9/13/2029		129	108	114	(6)(11)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Finthrive Software Intermediate Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	4.00%	9.61%		12/18/2028		$4,302	$3,562	$3,522	(6)
FINThrive Software Intermediate Holdings, Inc.	Health Care Technology	Second Lien Term Loan	SOFR+	6.75%	12.21%		12/17/2029		31,074	29,316	21,493	(6)
Fortress Biotech, Inc.	Biotechnology	First Lien Term Loan			11.00%		8/27/2025		11,918	11,733	11,918	(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						417,011		427	63	(11)(15)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		7,881	6,993	6,868	(11)
Frontier Issuer LLC	Specialized Finance	CLO Notes			11.16%		6/20/2054		7,439	7,438	7,451	(11)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.58%		5/3/2029		23,595	23,025	23,595	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.59%		5/3/2029		2,219	2,130	2,219	(6)(15)(19)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.75%		1/20/2032		€1,000	887	1,064	(6)(11)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		$—	(43)	(70)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.44%		6/21/2027		17,312	17,179	16,966	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(22)	(35)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.70%		4/9/2029		8,494	8,211	8,105	(6)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(55)	—	(6)(11)(15)(19)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.98%		1/19/2026		1,432	1,410	1,432	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.98%		1/19/2026		7,448	7,345	7,448	(6)(11)(15)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		8,085	6,671	7,379	(11)
HPS Loan Management 10-2016	Multi-Sector Holdings	CLO Notes	SOFR+	6.67%	12.00%		4/20/2034		2,250	2,135	2,238	(6)(11)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			9.00%		2/15/2029		1,551	1,551	1,608	(11)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.57%		5/16/2028		23,975	23,418	23,867	(6)(11)(15)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.83%		1/25/2030		10,446	10,252	10,266	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(18)	(17)	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		8/18/2028		25,155	24,910	24,325	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		8/18/2028		3,636	3,607	3,578	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.08%		8/18/2028		315	189	154	(6)(15)(19)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		822	810	548	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		1,834	1,783	1,223	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		689	647	459	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		25,364	24,265	7,657	(6)(15)(20)
Impel Pharmaceuticals Inc.	Health Care Technology	Warrants						350,241		—	—
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						112,990		300	—	(11)(15)
Integral Development Corporation	Diversified Financial Services	Warrants						1,078,284		113	—	(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.96%		6/30/2025		33,120	32,791	32,371	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(57)	(86)	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.35%		3/25/2027		42,694	41,467	35,863	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.96%		10/1/2026		$40,587	$40,098	$39,572	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.90%		10/29/2027		37,825	37,364	37,352	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	12.50%		10/29/2027		16,637	16,508	16,429	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	12.50%		10/29/2027		787	748	747	(6)(15)(19)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	12.50%		10/29/2027		579	551	491	(6)(15)(19)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.44%		10/29/2028		19,401	18,879	19,188	(6)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.95%		10/12/2027		26,223	25,009	26,924	(6)(11)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	5.50%	10.84%		6/30/2028		30,934	30,857	31,176	(6)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.60%		5/9/2026		44,889	44,517	43,542	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	9.50%	5.00%	9.93%	11/30/2026		3,165	3,120	2,999	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	9.50%	5.00%	9.93%	11/30/2026		5,818	5,776	5,512	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	238	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.44%		1/31/2028		2,715	2,600	2,545	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.44%		1/31/2028		23,315	23,015	21,858	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	11.44%		1/31/2028		2,120	2,086	1,955	(6)(15)(19)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,353	8,302	7,894	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		4,070	4,045	3,846	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		4,177	4,151	3,947	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		7,660	7,323	7,296	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						66,817		23	251	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						259,877		545	689	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.48%		7/21/2027		2,611	2,568	2,582	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.48%		7/21/2027		11,176	11,080	11,055	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%			7/21/2027		—	(23)	(19)	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.48%		9/30/2025		51,356	51,059	50,688	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.48%		9/30/2025		2,294	2,253	2,264	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2025		—	(29)	(68)	(6)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	10.35%		5/13/2030		7,056	6,917	6,918	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			5/10/2026		—	(11)	(12)	(6)(11)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			5/10/2026		—	(11)	(12)	(6)(11)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			5/13/2030		—	(14)	(14)	(6)(11)(15)(19)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	9.85%		7/1/2031		28,870	28,293	28,216	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.85%		2/28/2031		38,422	37,846	37,899	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(24)	(22)	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(68)	(65)	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%	10.58%	3.25%	7/2/2026		49,669	49,457	48,378	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.93%		2/10/2027		21,162	20,873	21,043	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.93%		2/10/2027		13,865	13,830	13,787	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	11.08%		2/10/2027		$841	$837	$841	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2027		—	(52)	(15)	(6)(15)(19)
NeuAG, LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	9.50%	14.82%		9/11/2024		64,606	64,630	63,185	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.32%		11/12/2030		19,945	19,646	19,945	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(38)	(38)	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(26)	—	(6)(15)(19)
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	8.88%	12.32%	2.00%	9/19/2026		64,253	63,671	62,326	(6)(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,459	(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	716	(11)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.73%		7/20/2034		700	682	701	(6)(11)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.81%		4/20/2034		1,105	1,048	1,072	(6)(11)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.50%	12.83%		2/1/2029		15,231	14,940	15,193	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	12.59%		2/1/2029		4,047	3,969	3,966	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.50%			2/1/2029		—	(36)	(5)	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	9.50%		14.82%	2/11/2030		11,629	10,102	11,629	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	14,032	(15)
OZLM XXIII Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.28%	12.87%		4/15/2034		1,000	967	990	(6)(11)
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	11.11%		7/12/2027		22,375	22,226	22,375	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.34%		11/15/2030		52,376	51,422	51,234	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(69)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(123)	(150)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	4,828	(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%			4/6/2027		67,244	66,488	32,949	(6)(15)(20)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%			4/6/2027		4,790	4,723	2,347	(6)(15)(20)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	11.83%		2/15/2029		10,813	10,480	10,813	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	10.84%		2/15/2029		2,047	1,922	1,828	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	6.00%	11.84%		2/15/2029		269	192	237	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	6.50%	11.98%		3/3/2026		26,282	26,068	26,282	(6)(15)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Revolver	SOFR+	6.50%			3/3/2026		—	(23)	—	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		109	399	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	12.57%		1/23/2029		27,176	26,904	26,940	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.59%		9/20/2030		20,325	19,936	19,951	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(41)	(39)	(6)(15)(19)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.98%		1/31/2028		£9,739	12,073	11,942	(6)(11)(15)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.70%		1/31/2028		2,123	2,534	2,550	(6)(11)(15)(19)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
Relativity ODA LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.44%		5/12/2027		$32,329	32,124	32,200	(6)(15)
Relativity ODA LLC	Application Software	First Lien Revolver	SOFR+	6.50%			5/12/2027		—	(34)	(11)	(6)(15)(19)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	13.84%	0.50%	8/31/2026		8,812	8,596	8,305	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	13.84%	0.50%	8/31/2026		29,198	28,503	27,519	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
RumbleOn, Inc.	Automotive Retail	Warrants						204,454		$1,202	$399	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.33%		10/7/2026		$25,279	24,698	24,394	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(71)	(109)	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019		327	277	(15)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	10.65%		12/31/2029		24,500	24,500	24,500	(6)(11)(15)(22)
SCIH Salt Holdings Inc.	Diversified Chemicals	Fixed Rate Bond			4.88%		5/1/2028		1,680	1,553	1,565
Scilex Holding Co	Biotechnology	Common Stock						9,307		78	18	(11)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027			—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(6)(15)(19)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		5,212	5,029	5,056	(6)(15)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700		175	121	(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(6)(11)(15)(19)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		7,191	6,969	7,191	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		2,697	2,614	2,697	(6)(11)(15)
Seres Therapeutics, Inc.	Biotechnology	Warrants						58,210		182	20	(11)(15)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.09%		4/17/2028		4,418	3,883	4,368	(6)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.00%	13.59%		4/16/2029		12,034	11,338	10,650	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	11.09%		4/19/2029		48,642	47,708	47,747	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(104)	(100)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000		139	1	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.69%		11/20/2028		18,104	17,930	18,079	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.00%			11/18/2027		—	(35)	(15)	(6)(15)(19)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			8.75%		4/1/2030		1,109	1,072	1,140
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	11.08%		9/4/2029		13,780	13,232	12,674	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029		6,835	6,771	6,504
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	10.32%		4/25/2031		€18,846	20,199	19,945	(6)(11)(15)(19)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.34%		12/16/2028		$49,146	48,310	48,654	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.56%		12/31/2026		2,728	2,711	2,595	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.56%		12/31/2026		3,282	3,165	3,121	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.56%		12/31/2026		31,859	31,674	30,301	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026		—	(9)	(76)	(6)(15)(19)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	SOFR+	8.25%			7/28/2028		27,164	23,170	15,076	(6)(15)(20)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	12.32%		5/1/2029		25,094	24,366	24,391	(6)(11)(15)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(91)	(94)	(6)(11)(15)(19)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%	5.44%	9.75%	10/15/2025		25,618	25,482	23,056	(6)(15)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%	5.44%	9.75%	10/15/2025		1,809	1,798	1,590	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.34%		5/26/2028		19,789	19,012	19,126	(6)(15)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		50,419	50,006	50,419	(11)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		15.31%	6/18/2029		6,063	5,864	5,942	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)(6)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		$18,605	$16,279	$16,326	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058		—	—	(15)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.43%		12/29/2028		11,582	11,561	11,337	(6)(15)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	12.40%		1/25/2034		905	851	860	(6)(11)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.04%		4/22/2034		1,000	822	969	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	11.07%		2/13/2031		26,524	26,022	26,051	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(54)	(51)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	11.08%		2/13/2030		128	42	46	(6)(15)(19)
Uniti Group LP	Cable & Satellite	Fixed Rate Bond			6.50%		2/15/2029		2,830	2,573	1,808	(11)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		2,512	2,463	2,465	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		3,198	3,134	3,138	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(11)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(11)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2024		4,568	4,568	4,568	(11)(15)(21)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2025		—	—	—	(11)(15)(19)(21)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	13.45%	6.00%	1/23/2026		2,726	2,704	2,508	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	4	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						127,452		2,057	1,657	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.72%	4.13%	11/28/2029		30,324	29,654	30,142	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(74)	(20)	(6)(15)(19)
Zep Inc.	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	9.33%		10/2/2028		19,480	19,457	19,482	(6)(15)
Total Non-Control/Non-Affiliate Investments (186.3% of net assets)										$2,885,171	$2,787,235
Total Portfolio Investments (208.7% of net assets)										$3,292,932	$3,121,703
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$37,364	$37,364
Other cash accounts										69,950	69,950
Total Cash and Cash Equivalents and Restricted Cash (7.2% of net assets)										$107,314	$107,314
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (215.8% of net assets)										$3,400,246	$3,229,017

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$54,193	€49,683	8/8/2024	JPMorgan Chase Bank, N.A.	$849
Foreign currency forward contract	$55,206	£43,988	8/8/2024	JPMorgan Chase Bank, N.A.	(413)
					$436

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(30,683)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	(2,989)
						$(33,672)

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.34%, the 90-day SOFR at 5.32%, the 180-day SOFR at 5.23%, the PRIME at 8.50%, the SONIA at 5.23% and the 90-day EURIBOR at 3.82%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2024 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, qualifying assets represented 72.7% of the Company's total assets and non-qualifying assets represented 27.3% of the Company's total assets.
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
(15)As of June 30, 2024, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
(16)This investment was valued using net asset value as a practical expedient for fair value. Consistent with ASC 820, these investments are excluded from the hierarchical levels.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

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
(20)This investment was on non-accrual status as of June 30, 2024.
(21)This investment represents a revenue interest financing term loan in which the Company receives periodic interest payments based on a percentage of revenues earned at the respective portfolio company over the life of the loan.
(22)This investment represents a credit default swap that functions, in substance, like a credit linked note and represents a credit risk transfer for a pool of reference assets owned by a bank. The Company fully funded margin up front and in return the Company receives periodic interest payments. The Company’s risk of loss is limited to the principal amount disclosed herein. The reference assets are primarily composed of investment grade corporate debt. The Company may be exposed to counterparty risk, which could make it difficult for the Company to collect on obligations, thereby resulting in potentially significant losses. In addition, the Company only has a contractual relationship with the counterparty bank, and not with the reference obligors of the reference assets. Accordingly, the Company generally may have no right to directly enforce compliance by the reference obligors with the terms of the reference assets. The Company will not directly benefit from the reference assets and will not have the benefit of the remedies that would normally be available to a holder of such reference assets. In addition, in the event of the insolvency of the counterparty bank, the Company may be treated as a general creditor of such counterparty bank, and will not have any claim with respect to the reference assets.
(23)This investment was renamed during the three months ended June 30, 2024. For the periods prior to June 30, 2024, this investment was referenced as SCP Eye Care Services, LLC.

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

Fair Value Measurements:
Oaktree, as the valuation designee of the Company's Board of Directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of the Company's assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of June 30, 2024 and September 30, 2023 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2024, there were eight investments on non-accrual status that in aggregate represented 5.7% and 3.7% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively.
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
As of June 30, 2024, included in restricted cash was $11.0 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $11.0 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility. As of September 30, 2023, included in restricted cash was $9.1 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of June 30, 2024, 208.7% of net assets at fair value, or $3.1 billion, was invested in 158 portfolio companies, including (i) $138.5 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $49.9 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of June 30, 2024, 7.2% of net assets at fair value, or $107.3 million, was invested in cash and cash equivalents (including $11.0 million of restricted cash). In comparison, as of September 30, 2023, 190.8% of net assets at fair value, or $2.9 billion, was invested in 143 portfolio investments, including (i) $141.5 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $50.0 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2023, 9.6% of net assets at fair value, or $145.5 million, was invested in cash and cash equivalents (including $9.1 million of restricted cash). As of June 30, 2024, 86.0% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.0% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2023, 86.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.5% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2024, the Company recorded net realized losses of $69.5 million and $84.5 million, respectively. During the three and nine months ended June 30, 2023, the Company recorded net realized losses of $10.6 million and $19.9 million, respectively. During the three and nine months ended June 30, 2024, the Company recorded net unrealized appreciation (depreciation) of $26.2 million and $(24.1) million, respectively. During the three and nine months ended June 30, 2023, the Company recorded net unrealized depreciation of $1.0 million and $42.3 million, respectively.
The composition of the Company's investments as of June 30, 2024 and September 30, 2023 at cost and fair value was as follows:

	June 30, 2024		September 30, 2023
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,895,645	$2,801,310	$2,654,484	$2,557,102
Investments in equity securities	178,533	132,034	171,858	143,767
Debt investments in the JVs	163,963	162,542	162,986	162,673
Equity investments in the JVs	54,791	25,817	54,791	28,878
Total	$3,292,932	$3,121,703	$3,044,119	$2,892,420

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of June 30, 2024 and September 30, 2023 at fixed rates and floating rates:

	June 30, 2024		September 30, 2023
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,526,904	85.26%	$2,345,205	86.23%
Fixed rate debt securities	436,948	14.74	374,570	13.77
Total	$2,963,852	100.00%	$2,719,775	100.00%

The following table presents the financial instruments carried at fair value as of June 30, 2024 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$291,086	$2,393,159	$—	$2,684,245
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	49,123	230,484	—	279,607
Investments in equity securities (preferred)	—	—	63,892	—	63,892
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	1,463	2,175	64,504	25,817	93,959
Total investments at fair value	1,463	342,384	2,752,039	25,817	3,121,703
Cash equivalents	37,364	—	—	—	37,364
Derivative assets	—	436	—	—	436
Total assets at fair value	$38,827	$342,820	$2,752,039	$25,817	$3,159,503
Derivative liabilities	$—	$33,672	$—	$—	$33,672
Total liabilities at fair value	$—	$33,672	$—	$—	$33,672
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of September 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$208,694	$2,292,691	$—	$2,501,385
Investments in debt securities (subordinated, including the debt investments in the JVs and CLO Notes)	—	28,666	189,724	—	218,390
Investments in equity securities (preferred)	—	—	86,057	—	86,057
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	4,317	1,953	51,440	28,878	86,588
Total investments at fair value	4,317	239,313	2,619,912	28,878	2,892,420
Cash equivalents	83,262	—	—	—	83,262
Derivative assets	—	4,910	—	—	4,910
Total assets at fair value	$87,579	$244,223	$2,619,912	$28,878	$2,980,592
Derivative liabilities	$—	$47,519	$—	$—	$47,519
Total liabilities at fair value	$—	$47,519	$—	$—	$47,519
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2024 to June 30, 2024 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2024	$2,327,422	$200,115	$62,602	$77,286	$2,667,425
Purchases	193,956	30,480	—	169	224,605
Sales and repayments	(113,234)	—	—	—	(113,234)
Capitalized PIK interest income	6,287	614	—	—	6,901
Accretion of OID	2,600	349	—	—	2,949
Net unrealized appreciation (depreciation)	7,640	(1,074)	38,883	(12,951)	32,498
Net realized gains (losses)	(31,512)	—	(37,593)	—	(69,105)
Fair value as of June 30, 2024	$2,393,159	$230,484	$63,892	$64,504	$2,752,039
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2024	$(36,501)	$(1,074)	$1,287	$(14,762)	$(51,050)
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2023 to June 30, 2024 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2023	$2,292,691	$189,724	$86,057	$51,440	$2,619,912
Purchases	656,630	47,507	7,578	1,749	713,464
Sales and repayments	(506,977)	(4,932)	(205)	(860)	(512,974)
Transfers in (a)(b)	23,535	—	—	39,702	63,237
Transfers out (b)	(38,544)	(4,657)	(1,159)	(283)	(44,643)
Capitalized PIK interest income	17,571	1,685	—	—	19,256
Accretion of OID	8,099	984	—	—	9,083
Net unrealized appreciation (depreciation)	(10,702)	127	9,214	(25,631)	(26,992)
Net realized gains (losses)	(49,144)	46	(37,593)	(1,613)	(88,304)
Fair value as of June 30, 2024	$2,393,159	$230,484	$63,892	$64,504	$2,752,039
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2024	$(54,217)	$(454)	$3,276	$(28,733)	$(80,128)
__________
(a) There was a $18.9 million transfer into Level 3 from Level 2 for an investment during the nine months ended June 30, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were investment restructurings during the nine months ended June 30, 2024 in which (1) $38.5 million of
Level 3 senior secured debt was exchanged for Level 3 common equity, (2) $4.7 million of Level 3 subordinated debt was exchanged for Level 3 senior secured debt, (3) $1.2 million of Level 3 preferred equity was exchanged for Level 3 common equity and (4) $0.3 million of Level 3 common stock was converted to Level 1 common stock.

The following table provides a roll-forward in the changes in fair value from September 30, 2022 to June 30, 2023 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of June 30, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$2,110,682	Market Yield	Market Yield	(b)	9.0%	-	39.0%	13.8%
	58,783	Enterprise Value	Revenue Multiple	(c)	1.5x	-	5.5x	3.1x
	33,379	Enterprise Value	EBITDA Multiple	(c)	5.5x	-	6.0x	5.8x
	4,199	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	186,116	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	43,442	Market Yield	Market Yield	(b)	10.0%	-	40.0%	11.1%
	24,500	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Debt Investments in the JVs	162,542	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	59,829	Enterprise Value	Revenue Multiple	(c)	0.4x	-	6.3x	2.5x
	67,317	Enterprise Value	EBITDA Multiple	(c)	0.3x	-	15.1x	9.9x
	1,250	Enterprise Value	Asset Multiple	(c)	1.0x	-	1.4x	1.4x
Total	$2,752,039
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$505,000	$505,000	$—	$—	$505,000
OSI2 Citibank Facility payable	285,000	285,000	—	—	285,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	299,179	294,900	—	294,900	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	316,931	317,695	—	317,695	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	291,054	303,642	—	303,642	—
Total	$1,697,164	$1,706,237	$—	$916,237	$790,000

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,779,708	84.42%	$2,594,640	85.24%
Debt investments in the JVs	163,963	4.98%	162,986	5.35%
Subordinated debt	115,937	3.52%	59,844	1.97%
Common equity and warrants	110,315	3.35%	72,261	2.37%
Preferred equity	68,218	2.07%	99,597	3.27%
LLC equity interests of the JVs	54,791	1.66%	54,791	1.80%
Total	$3,292,932	100.00%	$3,044,119	100.00%

	June 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,684,245	85.98%	179.42%	$2,501,385	86.47%	165.01%
Debt investments in the JVs	162,542	5.21%	10.86%	162,673	5.62%	10.73%
Subordinated debt	117,065	3.75%	7.82%	55,717	1.93%	3.68%
Common equity and warrants	68,142	2.18%	4.55%	57,710	2.00%	3.81%
Preferred equity	63,892	2.05%	4.27%	86,057	2.98%	5.68%
LLC equity interests of the JVs	25,817	0.83%	1.73%	28,878	1.00%	1.91%
Total	$3,121,703	100.00%	208.65%	$2,892,420	100.00%	190.82%

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

	June 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,050,743	31.91%	$1,012,955	33.27%
Southeast	471,176	14.31%	375,247	12.33%
Midwest	428,884	13.02%	360,506	11.84%
International	376,328	11.43%	418,595	13.75%
West	351,116	10.66%	393,390	12.92%
South	250,457	7.61%	202,374	6.65%
Southwest	234,429	7.12%	153,318	5.04%
Northwest	129,799	3.94%	127,734	4.20%
Total	$3,292,932	100.00%	$3,044,119	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$989,346	31.69%	66.12%	$945,422	32.69%	62.37%
Southeast	433,279	13.88%	28.96%	354,444	12.25%	23.38%
Midwest	422,065	13.52%	28.21%	350,620	12.12%	23.13%
International	380,934	12.20%	25.46%	414,079	14.32%	27.32%
West	328,442	10.52%	21.95%	384,055	13.28%	25.34%
South	245,294	7.86%	16.40%	188,541	6.52%	12.44%
Southwest	228,456	7.32%	15.27%	130,455	4.51%	8.61%
Northwest	93,887	3.01%	6.28%	124,804	4.31%	8.23%
Total	$3,121,703	100.00%	208.65%	$2,892,420	100.00%	190.82%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2024 and September 30, 2023:

	June 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$557,095	16.95%	$468,483	15.39%
Multi-Sector Holdings (1)	234,940	7.13	219,469	7.21
Health Care Services	131,615	4.00	81,560	2.68
Health Care Technology	127,243	3.86	106,915	3.51
Biotechnology	126,528	3.84	126,349	4.15
Data Processing & Outsourced Services	96,836	2.94	133,410	4.38
Interactive Media & Services	95,784	2.91	19,013	0.62
Industrial Machinery & Supplies & Components	93,198	2.83	99,511	3.27
Pharmaceuticals	86,764	2.63	84,948	2.79
Real Estate Operating Companies	80,818	2.45	83,754	2.75
Diversified Financial Services	69,766	2.12	61,725	2.03
Aerospace & Defense	67,329	2.04	51,797	1.70
Diversified Support Services	67,151	2.04	23,435	0.77
Environmental & Facilities Services	64,630	1.96	63,064	2.07
Fertilizers & Agricultural Chemicals	64,630	1.96	64,720	2.13
Personal Care Products	64,086	1.95	68,146	2.24
Health Care Distributors	64,059	1.95	62,044	2.04
Airport Services	62,573	1.90	55,961	1.84
Metal, Glass & Plastic Containers	61,854	1.88	55,530	1.82
Specialized Finance	58,612	1.78	73,035	2.40
Internet Services & Infrastructure	53,283	1.62	60,934	2.00
Diversified Metals & Mining	50,006	1.52	49,842	1.64
Systems Software	49,583	1.51	23,111	0.76
Home Improvement Retail	49,457	1.50	54,236	1.78
Auto Parts & Equipment	48,310	1.47	48,536	1.59
Communications Equipment	47,604	1.45	—	—
Real Estate Services	44,517	1.35	44,717	1.47
Soft Drinks & Non-alcoholic Beverages	42,676	1.30	42,628	1.40
Automotive Retail	40,831	1.24	57,596	1.89
Office Services & Supplies	38,882	1.18	—	—
Leisure Facilities	38,029	1.15	39,076	1.28
Other Specialty Retail	36,772	1.12	41,088	1.35
Electrical Components & Equipment	32,734	0.99	32,440	1.07
Movies & Entertainment	30,857	0.94	12,188	0.40
Construction Machinery & Heavy Transportation Equipment	26,010	0.79	—	—
Health Care Equipment	25,812	0.78	22,441	0.74
Passenger Airlines	25,009	0.76	24,920	0.82
Real Estate Development	24,974	0.76	23,965	0.79
Wireless Telecommunication Services	24,275	0.74	—	—
Gold	23,418	0.71	23,310	0.77
Home Furnishings	23,170	0.70	23,859	0.78
Broadline Retail	22,143	0.67	83,290	2.74
Construction & Engineering	20,495	0.62	22,102	0.73
Packaged Foods & Meats	19,895	0.60	—	—
Specialty Chemicals	19,457	0.59	38,640	1.27
Oil & Gas Storage & Transportation	19,309	0.59	22,042	0.72
Apparel Retail	17,895	0.54	4,999	0.16
Hotels, Resorts & Cruise Lines	17,114	0.52	17,195	0.56
Alternative Carriers	15,141	0.46	—	—
Food Distributors	14,607	0.44	5,897	0.19
Health Care Supplies	11,561	0.35	11,646	0.38
Advertising	11,345	0.34	25,597	0.84
Integrated Telecommunication Services	9,050	0.27	18,801	0.62
Distributors	8,707	0.26	37,666	1.24
Education Services	8,211	0.25	13,871	0.46
Financial Exchanges & Data	6,881	0.21	—	—
Cable & Satellite	6,861	0.21	4,619	0.15
Research & Consulting Services	4,844	0.15	4,871	0.16
Paper & Plastic Packaging Products & Materials	3,393	0.10	3,254	0.11
Housewares & Specialties	2,750	0.08	2,908	0.10
Diversified Chemicals	1,553	0.05	—	—
Insurance Brokers	—	—	52,856	1.74
Consumer Finance	—	—	16,440	0.54
Restaurants	—	—	12,603	0.41
Air Freight & Logistics	—	—	4,925	0.16
Integrated Oil & Gas	—	—	4,894	0.16
Other Specialized REITs	—	—	4,379	0.14
Leisure Products	—	—	2,055	0.07
Technology Distributors	—	—	813	0.03
	$3,292,932	100.00%	$3,044,119	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$513,205	16.47%	34.33%	$455,719	15.73%	30.03%
Multi-Sector Holdings (1)	205,257	6.58	13.72	193,431	6.69	12.76
Biotechnology	128,673	4.12	8.60	125,678	4.35	8.29
Health Care Services	112,704	3.61	7.53	66,683	2.31	4.40
Health Care Technology	103,893	3.33	6.94	95,404	3.30	6.29
Interactive Media & Services	96,263	3.08	6.43	19,199	0.66	1.27
Industrial Machinery & Supplies & Components	94,189	3.02	6.30	98,352	3.40	6.49
Data Processing & Outsourced Services	90,828	2.91	6.07	125,259	4.33	8.26
Pharmaceuticals	83,557	2.68	5.58	80,455	2.78	5.31
Real Estate Operating Companies	79,437	2.54	5.31	82,463	2.85	5.44
Diversified Financial Services	69,007	2.21	4.61	60,003	2.07	3.96
Aerospace & Defense	68,814	2.20	4.60	51,862	1.79	3.42
Diversified Support Services	67,642	2.17	4.52	23,352	0.81	1.54
Environmental & Facilities Services	63,768	2.04	4.26	62,413	2.16	4.12
Fertilizers & Agricultural Chemicals	63,185	2.02	4.22	63,185	2.18	4.17
Health Care Distributors	62,922	2.02	4.21	60,865	2.10	4.02
Specialized Finance	58,702	1.88	3.92	69,590	2.41	4.59
Personal Care Products	58,500	1.87	3.91	59,928	2.07	3.95
Airport Services	55,033	1.76	3.68	54,453	1.88	3.59
Internet Services & Infrastructure	52,884	1.69	3.53	60,579	2.09	4.00
Diversified Metals & Mining	50,419	1.62	3.37	49,869	1.72	3.29
Systems Software	49,527	1.59	3.31	21,968	0.76	1.45
Auto Parts & Equipment	48,654	1.56	3.25	49,148	1.70	3.24
Home Improvement Retail	48,378	1.55	3.23	53,168	1.84	3.51
Communications Equipment	47,647	1.53	3.18	—	—	—
Metal, Glass & Plastic Containers	47,035	1.51	3.14	53,459	1.85	3.53
Real Estate Services	43,542	1.39	2.91	43,886	1.52	2.90
Soft Drinks & Non-alcoholic Beverages	42,443	1.36	2.84	42,391	1.47	2.80
Automotive Retail	38,919	1.25	2.60	55,805	1.93	3.68
Office Services & Supplies	38,366	1.23	2.56	—	—	—
Other Specialty Retail	37,426	1.20	2.50	41,115	1.42	2.71
Leisure Facilities	37,286	1.19	2.49	36,963	1.28	2.44
Electrical Components & Equipment	32,285	1.03	2.16	32,573	1.13	2.15
Movies & Entertainment	31,176	1.00	2.08	11,865	0.41	0.78
Passenger Airlines	26,924	0.86	1.80	27,512	0.95	1.82
Construction Machinery & Heavy Transportation Equipment	26,046	0.83	1.74	—	—	—
Real Estate Development	24,840	0.80	1.66	23,679	0.82	1.56
Wireless Telecommunication Services	24,297	0.78	1.62	—	—	—
Gold	23,867	0.76	1.60	23,328	0.81	1.54
Health Care Equipment	22,741	0.73	1.52	22,436	0.78	1.48
Broadline Retail	22,268	0.71	1.49	69,040	2.39	4.55
Construction & Engineering	20,000	0.64	1.34	21,903	0.76	1.45
Packaged Foods & Meats	19,912	0.64	1.33	—	—	—
Specialty Chemicals	19,482	0.62	1.30	38,615	1.34	2.55
Apparel Retail	18,064	0.58	1.21	5,002	0.17	0.33
Oil & Gas Storage & Transportation	17,737	0.57	1.19	16,040	0.55	1.06
Hotels, Resorts & Cruise Lines	16,861	0.54	1.13	16,991	0.59	1.12
Alternative Carriers	15,320	0.49	1.02	—	—	—
Home Furnishings	15,076	0.48	1.01	19,954	0.69	1.32
Food Distributors	14,492	0.46	0.97	5,166	0.18	0.34
Advertising	11,390	0.36	0.76	11,955	0.41	0.79
Health Care Supplies	11,337	0.36	0.76	11,363	0.39	0.75
Integrated Telecommunication Services	8,525	0.27	0.57	16,492	0.57	1.09
Education Services	8,105	0.26	0.54	13,618	0.47	0.90
Distributors	7,618	0.24	0.51	37,311	1.29	2.46
Financial Exchanges & Data	6,880	0.22	0.46	—	—	—
Cable & Satellite	6,105	0.20	0.41	4,546	0.16	0.30
Research & Consulting Services	4,939	0.16	0.33	4,831	0.17	0.32
Paper & Plastic Packaging Products & Materials	3,234	0.10	0.22	3,061	0.11	0.20
Housewares & Specialties	2,512	0.08	0.17	2,808	0.10	0.19
Diversified Chemicals	1,565	0.05	0.10	—	—	—
Insurance Brokers	—	—	—	53,050	1.83	3.50
Consumer Finance	—	—	—	15,087	0.52	1.00
Restaurants	—	—	—	12,464	0.43	0.82
Integrated Oil & Gas	—	—	—	4,785	0.17	0.32
Air Freight & Logistics	—	—	—	4,263	0.15	0.28
Other Specialized REITs	—	—	—	3,198	0.11	0.21
Leisure Products	—	—	—	2,063	0.07	0.14
Technology Distributors	—	—	—	776	0.03	0.05
Total	$3,121,703	100.00%	208.65%	$2,892,420	100.00%	190.82%
___________________
(1)This industry includes the Company's investments in the JVs and CLOs.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2024 and September 30, 2023, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2024 and September 30, 2023, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of June 30, 2024. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2024, the revolving period of the SLF JV I Facility was scheduled to expire April 17, 2027 and the maturity date was April 22, 2027. As of June 30, 2024, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 1.70% per annum. As of June 30, 2024 and September 30, 2023, $198.0 million and $149.0 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of June 30, 2024 and September 30, 2023, SLF JV I had total assets of $390.8 million and $376.1 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 49 and 48 portfolio companies as of June 30, 2024 and September 30, 2023, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of June 30, 2024, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $138.5 million in aggregate, at fair value. As of September 30, 2023, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $141.5 million in aggregate, at fair value.
As of each of June 30, 2024 and September 30, 2023, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of June 30, 2024 and September 30, 2023, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Senior secured loans (1)	$353,579	$332,637
Weighted average interest rate on senior secured loans (2)	9.83%	10.62%
Number of borrowers in SLF JV I	49	48
Largest exposure to a single borrower (1)	$11,161	$11,286
Total of five largest loan exposures to borrowers (1)	$53,328	$54,051
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of June 30, 2024

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.33%		8/18/2028		$10,522	$10,426	$10,602	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.82%		12/18/2025		1,092	1,082	1,059	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.10%		12/18/2025		6,258	6,216	6,071	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.98%		6/30/2025		8,446	8,413	7,813	(4)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.84%		10/20/2028		3,352	3,311	2,445	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.83%		2/15/2031		7,481	7,425	7,530
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.46%		12/29/2027		205	199	180	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.59%		12/29/2027		4,103	4,055	3,901	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	12.08%		2/25/2028		2,553	2,499	2,342	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.58%		10/25/2028		4,037	2,108	1,894	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.44%		8/19/2028		7,795	7,598	7,720
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.69%		8/19/2028		1,975	1,886	1,963
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.59%		2/15/2029		9,057	8,801	9,038
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.43%	4.00%	12/24/2026		6,480	6,424	6,260	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.60%		6/11/2027		1,740	1,728	1,672	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.60%		6/11/2027		6,258	6,199	6,014	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.69%		5/10/2027		9,196	9,025	9,110
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.49%		8/10/2027		2,348	2,323	1,928
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	12.64%		8/10/2027		1,979	1,956	1,625
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%	11.50%		8/10/2027		600	594	492	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	12.49%		8/10/2027		1,955	1,935	1,605
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.33%		3/30/2029		8,173	7,610	8,177
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.33%		10/13/2029		6,295	5,982	6,102	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.75%	10.08%		1/30/2031		8,000	7,920	8,032	(4)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%	9.33%		7/31/2029		8,665	8,581	8,713
Dealer Tire Financial, LLC	Distributors	First Lien Term Loan	SOFR+	3.75%	9.09%		12/14/2027		9,950	9,928	9,953
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.71%		8/2/2029		6,872	6,793	6,851	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.09%		4/26/2029		9,052	8,929	9,100	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.58%		4/2/2029		1,181	1,179	1,151
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.21%		10/8/2027		3,723	3,685	3,726
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.85%		7/1/2031		7,000	6,965	7,000
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.70%		4/9/2029		7,860	7,698	7,500	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029		$3,952	$3,897	$3,966
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.71%		6/30/2026		7,275	7,216	7,266
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.35%		3/25/2027		8,625	8,504	7,245	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	9.84%		8/15/2028		8,890	8,661	8,925
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.44%		10/29/2028		6,917	6,725	6,841	(4)
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.33%		10/14/2027		7,313	7,232	7,343
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	10.60%		5/9/2026		11,161	11,060	10,826	(4)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.25%	8.58%		3/1/2029		5,910	5,665	5,911
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	8.59%		6/17/2031		5,000	4,975	4,964
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.19%		2/1/2028		1,983	1,983	1,987
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.19%		2/11/2028		7,969	7,888	7,956
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%			4/6/2027		507	493	248	(4)(6)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%			4/6/2027		8,116	7,890	3,977	(4)(6)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.60%		4/5/2030		8,943	8,810	8,947
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	8.83%		3/16/2027		2,972	2,972	2,978
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	9.34%		2/12/2031		7,000	6,930	7,057
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	8.00%	13.44%		8/29/2024		940	893	940
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%			4/27/2024		139	140	120	(6)
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%			4/27/2024		8,194	8,233	7,031	(6)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.09%		4/17/2028		2,954	2,625	2,921	(4)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	9.09%		10/5/2027		8,623	8,585	8,652
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.50%	8.84%		4/5/2029		7,045	6,796	7,094
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	11.08%		9/4/2029		5,349	5,136	4,920	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	9.08%		9/27/2030		7,980	7,860	7,983
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.59%		4/19/2031		4,489	4,444	4,501
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.56%		4/4/2031		5,500	5,473	5,522
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	4.00%	9.34%		1/31/2031		10,973	10,945	11,033
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.43%		12/29/2028		7,157	7,065	7,005	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.34%		9/15/2028		7,500	7,500	7,519
Total Portfolio Investments									$353,579	$353,263	$344,930

_________
(1) Represents the interest rate as of June 30, 2024. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2024, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 5.34% and the 90-day SOFR at 5.32%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2024 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(4) This investment was held by both the Company and SLF JV I as of June 30, 2024.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of June 30, 2024.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of June 30, 2024 and September 30, 2023. The Company earned interest income of $3.5 million and $10.7 million on the SLF JV I Notes for the three and nine months ended June 30, 2024, respectively. The Company earned interest income of $3.4 million and $9.2 million on the SLF JV I Notes for the three and nine months ended June 30, 2023, respectively. As of June 30, 2024, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $25.8 million, respectively, as of June 30, 2024, and $54.8 million and $28.9 million, respectively, as of September 30, 2023. The Company earned $1.4 million and $4.2 million in dividend income for the three and nine months ended June 30, 2024, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $1.1 million and $3.2 million in dividend income for the three and nine months ended June 30, 2023, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2024 and September 30, 2023 and for the three and nine months ended June 30, 2024 and 2023:

	June 30, 2024	September 30, 2023
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2024: $353,263; cost September 30, 2023: $331,808)	$344,930	$322,179
Cash and cash equivalents	24,006	31,950
Restricted cash	6,994	2,987
Other assets	14,840	18,988
Total assets	$390,770	$376,104

Senior credit facility payable	$198,000	$149,000
Secured borrowings	13,292	38,845
SLF JV I Notes payable at fair value (proceeds June 30, 2024: $128,750; proceeds September 30, 2023: $128,750)	128,750	128,750
Other liabilities	21,222	26,630
Total liabilities	$361,264	$343,225
Members' equity	29,506	32,879
Total liabilities and members' equity	$390,770	$376,104

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Selected Statements of Operations Information:
Interest income	$9,463	$10,312	$28,665	$29,106
Other income	—	—	159	62
Total investment income	9,463	10,312	28,824	29,168
Senior credit facility and secured borrowing interest expense	4,071	4,190	11,910	12,004
SLF JV I Notes interest expense	4,048	3,859	12,196	10,511
Other expenses	46	73	246	249
Total expenses (1)	8,165	8,122	24,352	22,764
Net investment income	1,298	2,190	4,472	6,404
Net unrealized appreciation (depreciation)	(319)	2,652	1,299	4,075
Net realized gains (losses)	(3,784)	(2,137)	(4,343)	(4,850)
Net income (loss)	$(2,805)	$2,705	$1,428	$5,629
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
During the nine months ended June 30, 2024, the Company purchased $14.0 million of senior secured debt investments from SLF JV I for $13.3 million cash consideration, which represented the fair value at the time of purchase. During the nine months ended June 30, 2023, the Company sold $18.8 million of senior secured debt investments to SLF JV I for $18.0 million

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

cash consideration, which represented the fair value at the time of sale. A loss of $0.2 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of June 30, 2024 and September 30, 2023, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of June 30, 2024, had a revolving period end date and maturity date of April 17, 2027 and April 22, 2027, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of June 30, 2024, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 1.70% per annum. $78.0 million and $53.0 million of borrowings were outstanding under the Glick JV Facility as of June 30, 2024 and September 30, 2023, respectively.
As of June 30, 2024 and September 30, 2023, the Glick JV had total assets of $150.2 million and $141.2 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 45 and 38 portfolio companies as of June 30, 2024 and September 30, 2023, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $49.9 million and $50.0 million in the aggregate at fair value as of June 30, 2024 and September 30, 2023, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of June 30, 2024 and September 30, 2023, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of June 30, 2024 and September 30, 2023, of which $73.5 million was from the Company. As of each of June 30, 2024 and September 30, 2023, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of June 30, 2024 and September 30, 2023, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Senior secured loans (1)	$139,298	$130,589
Weighted average current interest rate on senior secured loans (2)	9.53%	10.77%
Number of borrowers in the Glick JV	45	38
Largest loan exposure to a single borrower (1)	$6,891	$6,230
Total of five largest loan exposures to borrowers (1)	$27,461	$28,396
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of June 30, 2024

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.33%		8/18/2028	$1,985	$1,951	$2,000	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.82%		12/18/2025	546	542	529	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.10%		12/18/2025	3,462	3,440	3,359	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.98%		6/30/2025	5,981	5,956	5,532	(4)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.84%		10/20/2028	1,988	1,963	1,450	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.83%		2/15/2031	2,494	2,475	2,510
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.59%		12/29/2027	1,703	1,684	1,620	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.46%		12/29/2027	85	83	75	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	12.08%		2/25/2028	1,050	1,037	963	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.58%		10/25/2028	1,661	1,665	779	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.69%		8/19/2028	988	943	981
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.44%		8/19/2028	3,157	3,077	3,126
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.59%		2/15/2029	2,950	2,852	2,944
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	8.43%	4.00%	12/24/2026	3,738	3,706	3,611	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.60%		6/11/2027	3,337	3,306	3,207	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.60%		6/11/2027	794	789	763	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.69%		5/10/2027	3,728	3,660	3,693
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.33%		3/30/2029	2,627	2,454	2,629
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.33%		10/13/2029	2,745	2,607	2,661	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.75%	10.08%		1/30/2031	3,000	2,970	3,012	(4)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%	9.33%		7/31/2029	2,820	2,799	2,836
Dealer Tire Financial, LLC	Distributors	First Lien Term Loan	SOFR+	3.75%	9.09%		12/14/2027	4,074	4,065	4,076
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.71%		8/2/2029	3,028	3,002	3,018	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.09%		4/26/2029	3,543	3,496	3,562	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.58%		4/2/2029	393	388	383
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.85%		7/1/2031	3,000	2,985	3,000

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.21%		10/8/2027	$1,862	$1,842	$1,863
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.70%		4/9/2029	3,930	3,849	3,750	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029	2,433	2,400	2,442
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.71%		6/30/2026	3,880	3,848	3,875
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.35%		3/25/2027	2,156	2,126	1,811	(4)
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	9.84%		8/15/2028	3,551	3,448	3,565
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.44%		10/29/2028	995	974	984	(4)
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.33%		10/14/2027	3,900	3,857	3,916
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	8.59%		6/17/2031	2,500	2,488	2,482
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.19%		2/1/2028	992	992	993
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.19%		2/11/2028	2,987	2,949	2,982
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%			4/6/2027	5,182	5,052	2,539	(4)(6)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%			4/6/2027	360	349	176	(4)(6)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.60%		4/5/2030	1,990	1,985	1,991
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	8.83%		3/16/2027	1,486	1,486	1,489
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	9.34%		2/12/2031	3,000	2,970	3,025
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%			4/27/2024	6,089	6,119	5,224	(6)
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%			4/27/2024	104	104	89	(6)
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	8.00%	13.44%		8/29/2024	698	664	698
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	9.09%		10/5/2027	3,275	3,258	3,286
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.50%	8.84%		4/5/2029	4,185	4,049	4,214
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	11.08%		9/4/2029	1,919	1,843	1,765	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	9.08%		9/27/2030	3,990	3,930	3,992
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.59%		4/19/2031	1,496	1,481	1,500
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.56%		4/4/2031	2,000	1,990	2,008
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	4.00%	9.34%		1/31/2031	3,990	3,980	4,012
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.43%		12/29/2028	2,971	2,932	2,908	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.34%		9/15/2028	2,500	2,500	2,507
Total Portfolio Investments								$139,298	$137,360	$132,405
__________
(1) Represents the interest rate as of June 30, 2024. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2024, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 5.34% and the 90-day SOFR at 5.32%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2024 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of June 30, 2024.

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
(6) This investment was on non-accrual status as of June 30, 2024.

Glick JV Portfolio as of September 30, 2023

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.32%		8/18/2028	$2,000	$1,960	$1,978
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.90%		12/18/2025	574	568	564	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.15%		12/18/2025	3,746	3,709	3,678	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	13.04%		6/30/2025	6,230	6,185	5,819	(4)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.43%		6/9/2028	2,478	2,367	2,307
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.81%		10/20/2028	2,860	2,825	2,514	(4)
Amplify Finco Pty Ltd.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.15%	9.54%		11/26/2026	2,895	2,866	2,895
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	10.42%		2/28/2028	2,993	2,913	2,997
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.40%		8/11/2025	907	705	654	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.63%		12/29/2027	1,716	1,692	1,616	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027	—	(3)	(12)	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.90%		10/25/2028	2,078	2,039	1,570	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.42%		8/19/2028	1,980	1,899	1,924
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.67%		8/19/2028	995	942	968
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.68%		1/20/2029	2,423	2,244	2,158
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.57%		2/15/2029	1,772	1,674	1,744
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	11.49%		12/24/2026	3,628	3,586	3,478	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027	3,363	3,332	3,282	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.65%		6/11/2027	800	795	780	(4)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.39%		10/13/2029	2,766	2,607	2,741	(4)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	SOFR+	4.50%	9.89%		7/31/2029	2,841	2,820	2,841
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.43%		8/2/2027	2,460	2,435	2,410	(4)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.12%		4/26/2029	2,970	2,922	2,899	(4)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.57%		8/11/2028	3,930	3,891	3,301	(4)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.67%		4/9/2029	3,960	3,865	3,759	(4)
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.90%		6/30/2026	3,910	3,866	3,915
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	11.40%		3/25/2027	2,250	2,210	1,770	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.32%		8/15/2028	4,500	4,350	4,349

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
LaserAway Intermediate Holdings II, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	11.32%		10/14/2027	$3,930	$3,877	$3,876
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026	1,630	1,616	1,596	(4)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2026	—	(1)	(3)	(4)(5)
Northern Star Industries Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	4.76%	10.15%		3/31/2025	5,198	5,192	5,159
OEConnection LLC	Application Software	First Lien Term Loan	SOFR+	4.00%	9.43%		9/25/2026	3,849	3,830	3,843
Planview Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.65%		12/17/2027	683	650	676
Planview Parent, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.25%	12.74%		12/18/2028	2,842	2,799	2,586	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.45%		4/6/2027	5,182	5,029	4,964	(4)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.45%		4/6/2027	226	216	211	(4)(5)
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.25%	10.88%		4/27/2024	6,029	6,025	4,110
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	5.23%	10.86%		4/27/2024	103	102	70
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.43%		10/5/2027	3,292	3,275	3,276
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.67%		11/20/2028	4,913	4,840	4,843	(4)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.92%		4/5/2029	5,227	5,032	5,224
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.33%		9/27/2030	4,000	3,939	3,916
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.99%		3/30/2029	2,641	2,439	2,544
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.42%		12/29/2028	2,993	2,948	2,914	(4)
Windstream Services II, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	6.25%	11.67%		9/21/2027	3,843	3,756	3,712	(4)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.27%		4/30/2025	983	960	927	(4)
Total Portfolio Investments								$130,589	$127,788	$123,343
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $51.3 million and $49.9 million, respectively, as of June 30, 2024. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. For the three and nine months ended June 30, 2024, the Company's investment in the Glick JV Notes earned interest income of $1.8 million and $5.4 million, respectively. For the three and nine months ended June 30, 2023, the Company's investment in the Glick JV Notes earned interest income of $1.8 million and $5.0 million, respectively. The Company did not earn dividend income for the three and nine months ended June 30, 2024 and 2023 with respect to its investment in the LLC equity interest of the Glick JV. As of June 30, 2024, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for the Glick JV as of June 30, 2024 and September 30, 2023 and for the three and nine months ended June 30, 2024 and 2023:

	June 30, 2024	September 30, 2023
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2024: $137,360; cost September 30, 2023: $127,788)	$132,405	$123,343
Cash and cash equivalents	13,109	12,119
Restricted cash	—	184
Other assets	4,655	5,521
Total assets	$150,169	$141,167

Senior credit facility payable	$78,000	$53,000
Glick JV Notes payable at fair value (proceeds June 30, 2024: $66,685; proceeds September 30, 2023: $66,685)	57,012	57,201
Secured borrowings	6,576	18,106
Other liabilities	8,581	12,860
Total liabilities	$150,169	$141,167
Members' equity	—	—
Total liabilities and members' equity	$150,169	$141,167

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Selected Statements of Operations Information:
Interest income	$3,605	$3,576	$10,926	$10,488
Fee income	4	—	64	35
Total investment income	3,609	3,576	10,990	10,523
Senior credit facility and secured borrowing interest expense	1,631	1,400	4,608	4,002
Glick JV Notes interest expense	1,675	1,577	5,048	4,394
Other expenses	32	70	110	148
Total expenses (1)	3,338	3,047	9,766	8,544
Net investment income	271	529	1,224	1,979
Net unrealized appreciation (depreciation)	328	431	(321)	(159)
Realized gain (loss)	(599)	(960)	(903)	(1,820)
Net income (loss)	$—	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the nine months ended June 30, 2024, the Company purchased $4.9 million of senior secured debt investments from Glick JV for $4.9 million cash consideration, which represented the fair value at the time of purchase.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three and nine months ended June 30, 2024, the Company recorded total fee income of $1.5 million and $5.3 million, respectively, of which $0.2 million and $0.5 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2023, the Company recorded total fee income of $1.6 million and $6.0 million, respectively, of which $0.2 million and $0.8 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees.

Note 5. Share Data and Net Assets
The share and per share information disclosed in Note 5 have been retroactively adjusted as necessary to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2024 and 2023:

(Share amounts in thousands)	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$1,120	$36,685	$20,992	$71,379
Weighted average common shares outstanding — basic and diluted	81,830	77,080	79,804	70,431
Earnings (loss) per common share — basic and diluted	$0.01	$0.48	$0.26	$1.01
Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2024:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2023	77,225	$772	$2,166,330	$(651,338)	$1,515,764
Net investment income	—	—	—	44,189	44,189
Net unrealized appreciation (depreciation)	—	—	—	(25,025)	(25,025)
Net realized gains (losses)	—	—	—	(8,453)	(8,453)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(176)	(176)
Distributions to stockholders	—	—	—	(48,897)	(48,897)
Issuance of common stock in connection with the "at the market" offering	1,641	17	32,296	—	32,313
Issuance of common stock under dividend reinvestment plan	99	1	1,935	—	1,936
Balance as of December 31, 2023	78,965	$790	$2,200,561	$(689,700)	$1,511,651
Net investment income	—	—	—	41,367	41,367
Net unrealized appreciation (depreciation)	—	—	—	(25,252)	(25,252)
Net realized gains (losses)	—	—	—	(6,603)	(6,603)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(175)	(175)
Distributions to stockholders	—	—	—	(44,715)	(44,715)
Issuance of common stock in connection with the "at the market" offering	2,334	23	45,950	—	45,973
Issuance of common stock under dividend reinvestment plan	97	1	1,852	—	1,853
Balance as of March 31, 2024	81,396	$814	$2,248,363	$(725,078)	$1,524,099
Net investment income	—	—	—	44,575	44,575
Net unrealized appreciation (depreciation)	—	—	—	26,199	26,199
Net realized gains (losses)	—	—	—	(69,452)	(69,452)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(202)	(202)
Distributions to stockholders	—	—	—	(45,180)	(45,180)
Issuance of common stock in connection with the "at the market" offering	749	7	14,214	—	14,221
Issuance of common stock under dividend reinvestment plan	100	1	1,872	—	1,873
Balance as of June 30, 2024	82,245	$822	$2,264,449	$(769,138)	$1,496,133

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2024 and 2023:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(1)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	$0.07	$5.3	million	11,133	(1)	$0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	$0.55	$42.8	million	96,850	(1)	$1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	$0.55	$43.3	million	100,029	(1)	$1.9	million
Total for the nine months ended June 30, 2024				$1.72	$133.1	million	295,484		$5.7	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(1)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	$0.42	$24.8	million	41,510	(1)	$0.8	million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	$0.55	$41.1	million	68,412	(2)	$1.3	million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	$0.55	$41.3	million	57,279	(2)	$1.1	million
Total for the nine months ended June 30, 2023				$2.06	$139.1	million	220,570		$4.4	million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.
(3) Totals may not sum due to rounding.

Common Stock Issuances
During the three and nine months ended June 30, 2024, the Company issued 100,029 and 295,484 shares of common stock, respectively, as part of the DRIP. During the three and nine months ended June 30, 2023, the Company issued zero and 94,879 shares of common stock, respectively, as part of the DRIP.
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
In connection with the "at the market" offering, the Company issued and sold 4,724,506 shares of common stock during the nine months ended June 30, 2024 for net proceeds of $92.5 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	4,724,506	$93,685	$937	$92,748	$19.83
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

As of June 30, 2024, the size of the Syndicated Facility was $1.218 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of June 30, 2024, (i) the period during which the Company may make drawings with respect to $1.035 billion of commitments will expire on June 23, 2027 and the maturity date is June 23, 2028, (ii) the period during which the Company may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at the Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of June 30, 2024, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of June 30, 2024 and September 30, 2023, the Company had $505.0 million and $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $505.0 million and $430.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 7.576% and 6.584% for the nine months ended June 30, 2024 and 2023, respectively. For the three and nine months ended June 30, 2024, the Company recorded interest expense (inclusive of fees) of $10.2 million and $29.3 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2023, the Company recorded interest expense (inclusive of fees) of $14.3 million and $37.4 million, respectively, related to the Syndicated Facility.
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
As of June 30, 2024 and September 30, 2023, the Company did not have any borrowings outstanding under the Citibank Facility. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.762% for the nine months ended June 30, 2023. For the three and nine months ended June 30, 2023, the Company recorded interest expense (inclusive of fees) of $2.4 million and $8.0 million, respectively, related to the Citibank Facility.

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
As of June 30, 2024, the Company was able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of June 30, 2024, the OSI2 Citibank Facility had a reinvestment period through May 25, 2027, during which advances may be made, and matures on January 26, 2029. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to SOFR plus 2.35% per annum. After the reinvestment period, the applicable spread is 3.35% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of June 30, 2024 and September 30, 2023, the Company had $285.0 million and $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $285.0 million and $280.0 million, respectively. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 8.029% and 7.275% for the nine months ended June 30, 2024 and the period from January 23, 2023 to June 30, 2023, respectively. For the three and nine months ended June 30, 2024, the Company recorded interest expense (inclusive of fees) of $6.1 million and $18.1 million, respectively, related to the OSI2 Citibank Facility. For the three months ended June 30, 2023 and the period from January 23, 2023 to June 30, 2023, the Company recorded interest expense (inclusive of fees) of $4.9 million and $8.0 million, respectively, related to the OSI2 Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2024, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2024, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2024, the Company did not repurchase any of the 2029 Notes in the open market.
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

The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024			As of September 30, 2023
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.5)	(1.9)	(3.0)	(1.1)	(2.5)	(3.5)
Unaccreted discount	(0.3)	(0.5)	(2.9)	(0.7)	(0.6)	(3.4)
Interest rate swap fair value adjustment	—	(30.7)	(3.0)	—	(40.5)	(7.0)
Net carrying value	$299.2	$316.9	$291.1	$298.2	$306.4	$286.1
Fair Value	$294.9	$317.7	$303.6	$286.4	$301.8	$290.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three and nine months ended June 30, 2024:

($ in millions)	2025 Notes		2027 Notes		2029 Notes
	Three months ended June 30, 2024	Nine months ended June 30, 2024	Three months ended June 30, 2024	Nine months ended June 30, 2024	Three months ended June 30, 2024	Nine months ended June 30, 2024
Coupon interest	$2.6	$7.9	$2.4	$7.1	$5.3	$16.0
Amortization of financing costs and discount	0.3	0.9	0.2	0.7	0.3	1.0
Effect of interest rate swap	—	—	4.0	12.3	1.1	3.4
Total interest expense	$2.9	$8.8	$6.6	$20.1	$6.7	$20.4
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	7.213%	7.262%	8.440%	8.469%

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2024 and 2023.

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Net increase (decrease) in net assets resulting from operations	$1,120	$36,685	$20,992	$71,379
Net unrealized (appreciation) depreciation	(26,199)	1,039	24,078	42,300
Book/tax difference due to capital losses suspended (utilized)	70,156	12,118	87,016	20,380
Other book/tax differences	(2,349)	(3,825)	(13,298)	(14,912)
Taxable/Distributable Income (1)	$42,728	$46,017	$118,788	$119,147
 __________
(1) The Company's taxable income for the three and nine months ended June 30, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of June 30, 2024, $8.7 million of the $8.7 million deferred tax assets would not more likely than not be realized in future periods.
For the three months ended June 30, 2024, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.2 million, which was composed primarily of a current income tax expense. For the three months ended June 30, 2023, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.1 million, which was composed of (i) a current income tax expense of approximately $1.0 million and (ii) a deferred income tax benefit of approximately $0.9 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the nine months ended June 30, 2024, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.6 million, which was composed primarily of a current income tax expense. For the nine months ended June 30, 2023, the Company recognized a total benefit for income tax related to realized and unrealized gains (losses) of $0.4 million, which was composed of (i) a current income tax expense of approximately $0.6 million and (ii) a deferred income tax benefit of approximately $1.0 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
During the three months ended June 30, 2024, the Company recorded an aggregate net realized loss of $69.5 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Thrasio, LLC	$(68.5)
Other, net	(1.0)
Total, net	$(69.5)
During the three months ended June 30, 2023, the Company recorded an aggregate net realized loss of $10.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$(6.3)
Aden & Anais Merger Sub Inc.	(5.2)
Radiology Partners Inc.	(3.8)
WP CPP Holdings LLC	(1.3)
Tersera Therapeutics LLC	5.2
Other, net	0.8
Total, net	$(10.6)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the nine months ended June 30, 2024, the Company recorded an aggregate net realized loss of $84.5 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Thrasio, LLC	$(68.5)
All Web Leads Inc	(13.4)
Continental Intermodal Group LP	(6.8)
P&L Development LLC	(1.9)
American Tire Distributors Inc.	(1.8)
Zephyr Bidco Limited (1)	(1.7)
Lift Brands Holdings, Inc.	(1.4)
Alvotech	4.8
Ardonagh Midco 3 PLC (1)	4.6
Foreign currency forward contracts	2.6
Other, net	(1.0)
Total, net	$(84.5)
__________
(1) This investment was denominated in foreign currency and the realized gain (loss) shown in this table includes gains (losses) due to foreign currency translation, which was offset by gains (losses) on foreign currency forward contracts.
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
During the three months ended June 30, 2024 and 2023, the Company recorded net unrealized appreciation (depreciation) of $26.2 million and $(1.0) million, respectively. For the three months ended June 30, 2024, this consisted of $83.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.1 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $38.6 million of net unrealized depreciation on debt investments and $19.9 million of net unrealized depreciation on equity investments. For the three months ended June 30, 2023, this consisted of $9.8 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on equity investments, partially offset by $5.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $4.6 million of net unrealized appreciation of foreign currency forward contracts.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the nine months ended June 30, 2024 and 2023, the Company recorded net unrealized depreciation of $24.1 million and $42.3 million, respectively. For the nine months ended June 30, 2024, this consisted of $49.6 million of net unrealized depreciation on debt investments, $30.5 million of net unrealized depreciation on equity investments and $4.5 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $60.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the nine months ended June 30, 2023, this consisted of $54.3 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $11.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $5.1 million of net unrealized appreciation on equity investments.
Note 9. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances are in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 10. Related Party Transactions

As of June 30, 2024 and September 30, 2023, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $15.4 million and $19.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
Base Management Fee

Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.50% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. Effective May 3, 2019 and through June 30, 2024, the base management fee on the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, that exceed the product of (A) 200% and (B) the Company’s net asset value will be 1.00%. For the avoidance of doubt, the 200% will be calculated in accordance with the Investment Company Act and will give effect to exemptive relief the Company received from the SEC with respect to debentures issued by a small business investment company subsidiary. In connection with the OCSI Merger, Oaktree waived an aggregate of $6 million of base management fees otherwise payable to Oaktree in the two years following the closing of the OCSI Merger on March 19, 2021 at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter). In connection with the OSI2 Merger, Oaktree waived an aggregate of $9.0 million of base management fees payable to Oaktree as follows: $6.0 million at a rate of $1.5 million per quarter (with such amount appropriately prorated for any partial quarter) in the first year following closing of the OSI2 Merger on January 23, 2023 and $3.0 million at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter) in the second year following closing of the OSI2 Merger.

On April 26, 2024, Oaktree waived additional base management fees such that the total amount of waived base management fees (including those waived in connection with the OSI2 Merger described above) was $1.5 million for each of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the three months ended March 31, 2024 and June 30, 2024. In addition, effective July 1, 2024, the base management fee is calculated (net of base management fees previously waived by Oaktree) at an annual rate of 1.00% of total gross assets, including any investments made with borrowings, but excluding cash and cash equivalents.
For the three and nine months ended June 30, 2024, the base management fee incurred under the Investment Advisory Agreement was $10.3 million (net of waiver) and $30.4 million (net of waiver), respectively. For the three and nine months ended June 30, 2023, the base management fee incurred under the Investment Advisory Agreement was $10.5 million (net of waiver) and $29.4 million (net of waiver), respectively.
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

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle. For the three months ended June 30, 2024, Oaktree waived $3.2 million of Part I incentive fees.

For the three and nine months ended June 30, 2024, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $5.1 million (net of waiver) and $22.6 million (net of waiver), respectively. For the three and nine months ended June 30, 2023, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $9.6 million and $26.3 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of June 30, 2024, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). Part II incentive fees are contractually calculated and paid at the end of the fiscal year in accordance with the Investment Advisory Agreement, which, as described above, differs from Part II incentive fees accrued under GAAP. Hypothetically, if Part II incentive fees were calculated as of June 30, 2024 under the Investment Advisory Agreement, no Part II incentive fees would be payable.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2024 and 2023, there were no accrued capital gains incentive fees. As of June 30, 2024, the total accrued capital gains incentive fee liability was zero.
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
For the three months ended June 30, 2024 and 2023, the Company accrued administrative expenses of $0.5 million and $0.4 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively. For the nine months ended June 30, 2024 and 2023, the Company accrued administrative expenses of $1.3 million and $1.2 million, respectively, including $0.3 million and $0.2 million of general and administrative expenses, respectively.
As of June 30, 2024 and September 30, 2023, $4.8 million and $4.3 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023 (6)
Net asset value per share at beginning of period	$18.72	$19.66	$19.63	$20.38
Net investment income (1)	0.54	0.63	1.63	1.89
Net unrealized appreciation (depreciation) (1)	0.33	(0.02)	(0.28)	(0.36)
Net realized gains (losses) (1)	(0.85)	(0.14)	(1.06)	(0.28)
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	(0.01)	0.01
Distributions of net investment income to stockholders	(0.55)	(0.55)	(1.72)	(2.06)
Net asset value per share at end of period	$18.19	$19.58	$18.19	$19.58
Per share market value at beginning of period	$19.66	$18.77	$20.12	$18.00
Per share market value at end of period	$18.81	$19.43	$18.81	$19.43
Total return (2)	(1.51)%	6.42%	2.13%	19.58%
Common shares outstanding at beginning of period	81,396	77,080	77,225	61,125
Common shares outstanding at end of period	82,245	77,080	82,245	77,080
Net assets at beginning of period	$1,524,099	$1,515,150	$1,515,764	$1,245,563
Net assets at end of period	$1,496,133	$1,509,441	$1,496,133	$1,509,441
Average net assets (3)	$1,524,503	$1,526,644	$1,524,180	$1,407,814
Ratio of net investment income to average net assets (7)	11.76%	12.72%	11.40%	12.65%
Ratio of total expenses to average net assets (7)	14.54%	14.45%	14.42%	14.07%
Ratio of net expenses to average net assets (7)	13.29%	14.05%	13.75%	13.69%
Ratio of portfolio turnover to average investments at fair value	5.95%	7.48%	23.97%	18.43%
Weighted average outstanding debt (4)	$1,711,978	$1,756,758	$1,680,876	$1,640,062
Average debt per share (1)	$20.92	$22.79	$21.06	$23.29
Asset coverage ratio at end of period (5)	183.36%	182.05%	183.36%	182.05%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,743.4 million and $1,785.0 million as of June 30, 2024 and 2023, respectively.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$54,193	€49,683	8/8/2024	$849	$—	Derivative asset
Foreign currency forward contract	$55,206	£43,988	8/8/2024	—	413	Derivative liability
				$849	$413
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$42,182	€38,026	11/9/2023	$1,857	$—	Derivative asset
Foreign currency forward contract	$72,098	£56,556	11/9/2023	3,053	—	Derivative asset
				$4,910	$—
In connection with the issuance of the 2027 Notes and 2029 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada pursuant to ISDA Master Agreements. As of June 30, 2024, the Company paid $30.3 million to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of June 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$30,683	Derivative liability
Interest rate swap	300,000	2/15/2029	—	2,989	Derivative liability
			$—	$33,672
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2023.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$40,519	Derivative liability
Interest rate swap	300,000	2/15/2029	—	7,000	Derivative liability
			$—	$47,519

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2024, the Company's only off-balance sheet arrangements consisted of $291.4 million of unfunded commitments, which was comprised of $264.3 million to provide debt and equity

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $264.3 million, approximately $219.4 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, the Company's only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of June 30, 2024 and September 30, 2023 is shown in the table below:

	June 30, 2024	September 30, 2023
107-109 Beech OAK22 LLC	$26,969	$26,969
Verona Pharma, Inc.	14,846	—
OCSI Glick JV LLC	13,998	13,998
PPW Aero Buyer, Inc.	13,804	1,466
PetVet Care Centers, LLC	13,732	—
Senior Loan Fund JV I, LLC	13,125	13,125
BioXcel Therapeutics, Inc.	9,383	14,547
Amspec Parent LLC	9,372	—
Kings Buyer, LLC	8,804	5,189
Seres Therapeutics, Inc.	8,090	8,090
Monotype Imaging Holdings Inc.	8,005	—
Next Holdco, LLC	7,051	—
iCIMs, Inc.	6,591	7,466
Eyesouth Eye Care Holdco LLC	6,585	—
MRI Software LLC	6,420	2,261
Quantum Bidco Limited	6,311	—
Telephone and Data Systems, Inc.	6,273	—
Digital.AI Software Holdings, Inc.	6,045	1,078
Truck-Lite Co., LLC	5,654	—
Sorenson Communications, LLC	5,409	—
Grove Hotel Parcel Owner, LLC	5,286	5,286
Mindbody, Inc.	5,238	4,762
scPharmaceuticals Inc.	5,212	5,212
SumUp Holdings Luxembourg	5,101	—
Avalara, Inc.	5,047	5,047
107 Fair Street LLC	4,227	4,227
Harrow, Inc.	4,011	4,011
Accupac, Inc.	3,920	4,500
Inventus Power, Inc.	3,792	3,792
Delta Leasing SPV II LLC	3,581	14,639
Establishment Labs Holdings Inc.	3,384	3,384
WP CPP Holdings, LLC	3,272	—
Enverus Holdings, Inc.	3,135	—
PRGX Global, Inc.	3,127	3,127
Salus Workers' Compensation, LLC	3,102	3,102
Spanx, LLC	3,092	2,473
Minotaur Acquisition, Inc.	3,058	—
Relativity ODA LLC	2,762	2,762
Crewline Buyer, Inc.	2,180	—
Protein For Pets Opco, LLC	2,117	—
Coupa Holdings, LLC	2,075	2,075
Oranje Holdco, Inc.	1,904	1,904
MHE Intermediate Holdings, LLC	1,786	821
Evergreen IX Borrower 2023, LLC	1,626	1,626

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2024	September 30, 2023
Acquia Inc.	$1,625	$1,376
Supreme Fitness Group NY Holdings, LLC	1,552	2,199
Galileo Parent, Inc.	1,480	2,061
Centralsquare Technologies, LLC	1,436	—
112-126 Van Houten Real22 LLC	1,378	2,343
Berner Food & Beverage, LLC	1,314	1,622
Finastra USA, Inc.	1,089	960
Icefall Parent, Inc.	995	—
SIO2 Medical Products, Inc.	554	1,821
LSL Holdco, LLC	530	2,650
Telestream Holdings Corporation	379	407
All Web Leads, Inc.	240	—
ASP-R-PAC Acquisition Co LLC	234	396
ADB Companies, LLC	98	—
Fairbridge Strategic Capital Funding LLC	—	13,090
MND Holdings III Corp	—	9,122
Assembled Brands Capital LLC	—	7,514
Dominion Diagnostics, LLC	—	3,484
OTG Management, LLC	—	3,190
ADC Therapeutics SA	—	3,020
Impel Pharmaceuticals Inc.	—	2,458
SCP Eye Care Services, LLC	—	2,356
Tahoe Bidco B.V.	—	2,162
Pluralsight, LLC	—	1,787
Liquid Environmental Solutions Corporation	—	1,383
Coyote Buyer, LLC	—	400
Total	$291,406	$232,740

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended June 30, 2024, except as discussed below.
Distribution Declaration
On July 26, 2024, the Company’s Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on September 30, 2024 to stockholders of record on September 16, 2024.

Oaktree Specialty Lending Corporation                Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2024
(unaudited)

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2023	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2024	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	—	27,638	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		—	—	—	3,263	—	3,263	0.2%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	—	16,172	(1,698)	14,474	1.0%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.48%		8/28/2025		$13,963	—	1,159	14,068	—	(987)	13,081	0.9%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.48%		8/28/2025		—	—	69	2,090	—	(2,090)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	10.48%		8/28/2025		5,574	—	445	5,574	—	(352)	5,222	0.3%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	2,711	—	(2,711)	—	—%
First Star Speir Aviation Limited	Airlines	Equity Interest						100.00%		786	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.94%		10/20/2028		58,349	—	5,395	50,017	978	(1,109)	49,886	3.3%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.44%		12/29/2028		112,656	—	10,672	112,656	—	—	112,656	7.5%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	4,200	28,878	—	(3,061)	25,817	1.7%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		2,682	—	71	—	2,682	—	2,682	0.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		17,363	—	1,650	15,874	1,643	(154)	17,363	1.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,442	—	275	1,359	2,083	—	3,442	0.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	36,226	—	(12,678)	23,548	1.6%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$214,029	$786	$23,936	$297,091	$26,821	$(24,840)	$299,072	20.0%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	7.34%	2.00%	9/29/2026		1,809	—	52	—	1,731	—	1,731	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	8.34%	2.00%	3/29/2027		3,602	—	116	—	3,429	—	3,429	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,451	—	—	—	3,102	—	3,102	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	9.34%		3/30/2026		1,560	—	45	—	1,506	—	1,506	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	—	1,622	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver								—	329	21,823	33	(21,856)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	89	1,159	(2)	1,246	0.1%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity								—	—	1,005	153	(1,158)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,065	—	—	—	4,657	(545)	4,112	0.3%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		20,917	—	—	—	19,262	(841)	18,421	1.2%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		—	—	432	—	(205)	227	—%
Total Affiliate Investments									$36,404	$—	$542	$23,349	$36,654	$(24,607)	$35,396	2.4%
Total Control & Affiliate Investments									$250,433	$786	$24,478	$320,440	$63,475	$(49,447)	$334,468	22.4%

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments, included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2023.
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

On January 23, 2023, we acquired Oaktree Strategic Income II, Inc. (“OSI2”) pursuant to that certain Agreement and Plan of Merger (the “OSI2 Merger Agreement”), dated as of September 14, 2022, by and among OSI2, us, Project Superior Merger Sub, Inc., our wholly-owned subsidiary, and, solely for the limited purposes set forth therein, Oaktree. Pursuant to the OSI2 Merger Agreement, OSI2 was merged with and into us in a two-step transaction with us as the surviving company (the “OSI2 Merger”).

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
The fair value of our investments as of June 30, 2024 and September 30, 2023 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of June 30, 2024, 94.2% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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

As of June 30, 2024, we held $3,121.7 million of investments at fair value, up from $2,892.4 million held at September 30, 2023, primarily driven by purchases of investments during the nine months ended June 30, 2024. As of June 30, 2024 and September 30, 2023, approximately 94.0% and 89.9%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2024, there were eight investments on non-accrual status that in the aggregate represented 5.7% and 3.7% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively.
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

During the nine months ended June 30, 2024, we originated $1,104.6 million of investment commitments in 45 new and 34 existing portfolio companies and funded $1,038.2 million of investments.
During the nine months ended June 30, 2024, we received $721.7 million of proceeds from prepayments, exits, other paydowns and sales and exited 28 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2024	September 30, 2023
Cost:
Senior secured debt	84.42%	85.24%
Debt investments in the JVs	4.98	5.35
Subordinated debt	3.52	1.97
Common equity and warrants	3.35	2.37
Preferred equity	2.07	3.27
LLC equity interests of the JVs	1.66	1.80
Total	100.00%	100.00%

	June 30, 2024	September 30, 2023
Fair value:
Senior secured debt	85.98%	86.47%
Debt investments in the JVs	5.21	5.62
Subordinated debt	3.75	1.93
Common equity and warrants	2.18	2.00
Preferred equity	2.05	2.98
LLC equity interests of the JVs	0.83	1.00
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2024	September 30, 2023
Cost:
Application Software	16.95%	15.39%
Multi-Sector Holdings (1)	7.13	7.21
Health Care Services	4.00	2.68
Health Care Technology	3.86	3.51
Biotechnology	3.84	4.15
Data Processing & Outsourced Services	2.94	4.38
Interactive Media & Services	2.91	0.62
Industrial Machinery & Supplies & Components	2.83	3.27
Pharmaceuticals	2.63	2.79
Real Estate Operating Companies	2.45	2.75
Diversified Financial Services	2.12	2.03
Aerospace & Defense	2.04	1.70
Diversified Support Services	2.04	0.77
Environmental & Facilities Services	1.96	2.07
Fertilizers & Agricultural Chemicals	1.96	2.13
Personal Care Products	1.95	2.24
Health Care Distributors	1.95	2.04
Airport Services	1.90	1.84
Metal, Glass & Plastic Containers	1.88	1.82
Specialized Finance	1.78	2.40
Internet Services & Infrastructure	1.62	2.00
Diversified Metals & Mining	1.52	1.64
Systems Software	1.51	0.76
Home Improvement Retail	1.50	1.78
Auto Parts & Equipment	1.47	1.59
Communications Equipment	1.45	—
Real Estate Services	1.35	1.47
Soft Drinks & Non-alcoholic Beverages	1.30	1.40
Automotive Retail	1.24	1.89
Office Services & Supplies	1.18	—
Leisure Facilities	1.15	1.28
Other Specialty Retail	1.12	1.35
Electrical Components & Equipment	0.99	1.07
Movies & Entertainment	0.94	0.40
Construction Machinery & Heavy Transportation Equipment	0.79	—
Health Care Equipment	0.78	0.74
Passenger Airlines	0.76	0.82
Real Estate Development	0.76	0.79
Wireless Telecommunication Services	0.74	—
Gold	0.71	0.77
Home Furnishings	0.70	0.78
Broadline Retail	0.67	2.74
Construction & Engineering	0.62	0.73
Packaged Foods & Meats	0.60	—
Specialty Chemicals	0.59	1.27
Oil & Gas Storage & Transportation	0.59	0.72
Apparel Retail	0.54	0.16
Hotels, Resorts & Cruise Lines	0.52	0.56
Alternative Carriers	0.46	—
Food Distributors	0.44	0.19
Health Care Supplies	0.35	0.38
Advertising	0.34	0.84
Integrated Telecommunication Services	0.27	0.62
Distributors	0.26	1.24
Education Services	0.25	0.46
Financial Exchanges & Data	0.21	—
Cable & Satellite	0.21	0.15
Research & Consulting Services	0.15	0.16
Paper & Plastic Packaging Products & Materials	0.10	0.11
Housewares & Specialties	0.08	0.10
Diversified Chemicals	0.05	—
Insurance Brokers	—	1.74
Consumer Finance	—	0.54
Restaurants	—	0.41
Air Freight & Logistics	—	0.16
Integrated Oil & Gas	—	0.16
Other Specialized REITs	—	0.14
Leisure Products	—	0.07
Technology Distributors	—	0.03
Total	100.00%	100.00%

	June 30, 2024	September 30, 2023
Fair value:
Application Software	16.47%	15.73%
Multi-Sector Holdings (1)	6.58	6.69
Biotechnology	4.12	4.35
Health Care Services	3.61	2.31
Health Care Technology	3.33	3.30
Interactive Media & Services	3.08	0.66
Industrial Machinery & Supplies & Components	3.02	3.40
Data Processing & Outsourced Services	2.91	4.33
Pharmaceuticals	2.68	2.78
Real Estate Operating Companies	2.54	2.85
Diversified Financial Services	2.21	2.07
Aerospace & Defense	2.20	1.79
Diversified Support Services	2.17	0.81
Environmental & Facilities Services	2.04	2.16
Fertilizers & Agricultural Chemicals	2.02	2.18
Health Care Distributors	2.02	2.10
Specialized Finance	1.88	2.41
Personal Care Products	1.87	2.07
Airport Services	1.76	1.88
Internet Services & Infrastructure	1.69	2.09
Diversified Metals & Mining	1.62	1.72
Systems Software	1.59	0.76
Auto Parts & Equipment	1.56	1.70
Home Improvement Retail	1.55	1.84
Communications Equipment	1.53	—
Metal, Glass & Plastic Containers	1.51	1.85
Real Estate Services	1.39	1.52
Soft Drinks & Non-alcoholic Beverages	1.36	1.47
Automotive Retail	1.25	1.93
Office Services & Supplies	1.23	—
Other Specialty Retail	1.20	1.42
Leisure Facilities	1.19	1.28
Electrical Components & Equipment	1.03	1.13
Movies & Entertainment	1.00	0.41
Passenger Airlines	0.86	0.95
Construction Machinery & Heavy Transportation Equipment	0.83	—
Real Estate Development	0.80	0.82
Wireless Telecommunication Services	0.78	—
Gold	0.76	0.81
Health Care Equipment	0.73	0.78
Broadline Retail	0.71	2.39
Construction & Engineering	0.64	0.76
Packaged Foods & Meats	0.64	—
Specialty Chemicals	0.62	1.34
Apparel Retail	0.58	0.17
Oil & Gas Storage & Transportation	0.57	0.55
Hotels, Resorts & Cruise Lines	0.54	0.59
Alternative Carriers	0.49	—
Home Furnishings	0.48	0.69
Food Distributors	0.46	0.18
Advertising	0.36	0.41
Health Care Supplies	0.36	0.39
Integrated Telecommunication Services	0.27	0.57
Education Services	0.26	0.47
Distributors	0.24	1.29
Financial Exchanges & Data	0.22	—
Cable & Satellite	0.20	0.16
Research & Consulting Services	0.16	0.17
Paper & Plastic Packaging Products & Materials	0.10	0.11
Housewares & Specialties	0.08	0.10
Diversified Chemicals	0.05	—
Insurance Brokers	—	1.83
Consumer Finance	—	0.52
Restaurants	—	0.43
Integrated Oil & Gas	—	0.17
Air Freight & Logistics	—	0.15
Other Specialized REITs	—	0.11
Leisure Products	—	0.07
Technology Distributors	—	0.03
Total	100.00%	100.00%

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
As of June 30, 2024 and September 30, 2023, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of June 30, 2024 and September 30, 2023, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of June 30, 2024 and September 30, 2023, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of June 30, 2024 and September 30, 2023. We earned interest income of $3.5 million and $10.7 million on the SLF JV I Notes for the three and nine months ended June 30, 2024, respectively. We earned interest income of $3.4 million and $9.2 million on the SLF JV I Notes for the three and nine months ended June 30, 2023, respectively. As of June 30, 2024, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $25.8 million, respectively, as of June 30, 2024, and $54.8 million and $28.9 million, respectively, as of September 30, 2023. We earned $1.4 million and $4.2 million in dividend income for the three and nine months ended June 30, 2024, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $1.1 million and $3.2 million in dividend income for the three and nine months ended June 30, 2023, respectively, with respect to its investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Senior secured loans (1)	$353,579	$332,637
Weighted average interest rate on senior secured loans (2)	9.83%	10.62%
Number of borrowers in SLF JV I	49	48
Largest exposure to a single borrower (1)	$11,161	$11,286
Total of five largest loan exposures to borrowers (1)	$53,328	$54,051
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
As of June 30, 2024 and September 30, 2023, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of June 30, 2024 and September 30, 2023, of which $73.5 million was from us. As of each of June 30, 2024 and September 30, 2023, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of June 30, 2024 and September 30, 2023, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $51.3 million and $49.9 million, respectively, as of June 30, 2024. The cost and fair value of our aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. For the three and nine months ended June 30, 2024, our investment in the Glick JV Notes earned interest income of $1.8 million and $5.4 million, respectively. For the three and nine months ended June 30, 2023, our investment in the Glick JV Notes earned interest income of $1.8 million and $5.0 million, respectively. We did not earn any dividend income for the three and nine months ended June 30, 2024 and 2023 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Senior secured loans (1)	$139,298	$130,589
Weighted average current interest rate on senior secured loans (2)	9.53%	10.77%
Number of borrowers in the Glick JV	45	38
Largest loan exposure to a single borrower (1)	$6,891	$6,230
Total of five largest loan exposures to borrowers (1)	$27,461	$28,396
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
Comparison of Three and Nine Months ended June 30, 2024 and June 30, 2023
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended June 30, 2024 and 2023 was $95.0 million and $101.9 million, respectively. For the three months ended June 30, 2024, this amount consisted of $92.1 million of interest income from portfolio investments (which included $6.1 million of PIK interest), $1.5 million of fee income and $1.4 million of dividend income. For the three months ended June 30, 2023, this amount consisted of $99.3 million of interest income from portfolio investments (which included $4.0 million of PIK interest), $1.6 million of fee income and $1.1 million of dividend income. The decrease of $6.9 million, or 6.8%, in our total investment income for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was due primarily to a $7.2 million decrease in interest income, which resulted from a lower average investment portfolio, an increase in the number of non-accrual investments, and lower OID acceleration, partially offset by a $0.4 million increase in dividend income.
Total investment income for the nine months ended June 30, 2024 and 2023 was $287.0 million and $277.4 million, respectively. For the nine months ended June 30, 2024, this amount consisted of $277.4 million of interest income from portfolio investments (which included $14.8 million of PIK interest), $5.3 million of fee income and $4.2 million of dividend income. For the nine months ended June 30, 2023, this amount consisted of $268.3 million of interest income from portfolio investments (which included $14.2 million of PIK interest), $6.0 million of fee income and $3.2 million of dividend income. The increase of $9.6 million, or 3.5%, in our total investment income for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, was due primarily to a $9.2 million increase in interest income, which was primarily driven by the impact of higher base rates on our floating rate debt portfolio and a larger investment portfolio primarily from the assets acquired in the OSI2 Merger, and a $1.1 million increase in dividend income. This was partially offset by a $0.7 million decrease in fee income due to lower exit fees.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended June 30, 2024 and 2023 were $50.4 million and $53.5 million, respectively. Net expenses decreased for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, by $3.1 million, or 5.8%. The decrease in net expenses was primarily driven by a $4.5 million reduction in Part I incentive fees due to waivers and lower adjusted net investment income and $0.3 million of lower professional fees. This was partially offset by $1.7 million of higher interest expense due to the impact of rising interest rates on our floating rate liabilities.
Net expenses (expenses net of fee waivers) for the nine months ended June 30, 2024 and 2023 were $156.8 million and $144.1 million, respectively. Net expenses increased for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, by $12.7 million, or 8.8%. The increase in net expenses was primarily driven by $17.2 million of higher interest expense due to the impact of rising interest rates on our floating rate liabilities and an increase in average borrowings outstanding. Further contributing to the increase were 1.0 million of higher management fees (net of waivers) as a result of a larger investment portfolio. This was partially offset by a $3.7 million reduction in Part I incentive fees, $1.2 million of lower professional fees and $0.8 million of lower general and administrative expenses.
Net Investment Income
Net investment income for the three months ended June 30, 2024 decreased by $3.8 million compared to the three months ended June 30, 2023, primarily as a result of the $6.9 million decrease in total investment income and the $3.1 million decrease in net expenses.

Net investment income for the nine months ended June 30, 2024 decreased by $3.1 million compared to the nine months ended June 30, 2023, primarily as a result of the $9.6 million increase in total investment income and the $12.7 million increase in net expenses.
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
During the three months ended June 30, 2024 and 2023, we recorded aggregate net realized losses of $69.5 million and $10.6 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. During the nine months ended June 30, 2024 and 2023, we recorded aggregate net realized losses of $84.5 million and $19.9 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2024 and 2023.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2024 and 2023, we recorded net unrealized appreciation (depreciation) of $26.2 million and $(1.0) million, respectively. For the three months ended June 30, 2024, this consisted of $83.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.1 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $38.6 million of net unrealized depreciation on debt investments and $19.9 million of net unrealized depreciation on equity investments. For the three months ended June 30, 2023, this consisted of $9.8 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on equity investments, partially offset by $5.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $4.6 million of net unrealized appreciation of foreign currency forward contracts.
During the nine months ended June 30, 2024 and 2023, we recorded net unrealized depreciation of $24.1 million and $42.3 million, respectively. For the nine months ended June 30, 2024, this consisted of $49.6 million of net unrealized depreciation on debt investments, $30.5 million of net unrealized depreciation on equity investments and $4.5 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $60.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the nine months ended June 30, 2023, this consisted of $54.3 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $11.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $5.1 million of net unrealized appreciation on equity investments.
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the

Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2024, we had $1,743.4 million in senior securities and our asset coverage ratio was 183.36%. As of June 30, 2024, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.10x.
For the nine months ended June 30, 2024, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $38.2 million. During that period, net cash used in operating activities was $76.4 million, primarily from funding $1,025.7 million of investments, partially offset by $723.8 million of principal payments and sale proceeds received, the cash activities related to $130.1 million of net investment income, $77.3 million of net decreases in receivables and net increases in payables from unsettled transactions and a $24.0 million decrease in due from broker. During the same period, net cash provided by financing activities was $38.5 million, primarily consisting of $92.7 million of proceeds from the issuance of shares under the "at the market" offering and $80.0 million net borrowings under credit facilities, partially offset by $133.1 million of cash distributions paid to our stockholders.
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
As of June 30, 2024, we had $107.3 million in cash and cash equivalents (including $11.0 million of restricted cash), portfolio investments (at fair value) of $3.1 billion, $27.6 million of interest, dividends and fees receivable, $1.0 million of due from portfolio companies, $827.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $32.8 million of net payables from unsettled transactions, $790.0 million of borrowings outstanding under our credit facilities and $907.2 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2024, our only off-balance sheet arrangements consisted of $291.4 million of unfunded commitments, which was comprised of $264.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $264.3 million, approximately $219.4 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, our only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of June 30, 2024, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes (each as defined below):

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of June 30, 2024	Weighted average debt outstanding for the nine months ended June 30, 2024	Maximum debt outstanding for the nine months ended June 30, 2024
Syndicated Facility	$430,000	$505,000	$446,770	$505,000
OSI2 Citibank Facility	280,000	285,000	284,106	300,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
Total debt	$1,660,000	$1,740,000	$1,680,876

The following table reflects our contractual obligations arising from the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes:

	Payments due by period as of June 30, 2024
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated Facility	$505,000	$—	$—	$505,000	$—
Interest due on Syndicated Facility	151,785	38,103	76,206	37,476	—
OSI2 Citibank Facility	285,000	—	—	285,000	—
Interest due on OSI2 Citibank Facility	102,862	22,468	44,936	35,458	—
2025 Notes	300,000	300,000	—	—	—
Interest due on 2025 Notes	6,904	6,904	—	—	—
2027 Notes	350,000	—	350,000	—	—
Interest due on 2027 Notes (a)	64,568	25,369	39,199	—	—
2029 Notes	300,000	—	—	300,000	—
Interest due on 2029 Notes (a)	117,414	25,344	50,687	41,383	—
Total	$2,183,533	$418,188	$561,028	$1,204,317	$—
__________
(a) The interest due on the 2027 Notes and the 2029 Notes was calculated net of the interest rate swaps.
Equity Issuances
During the three and nine months ended June 30, 2024, we issued an aggregate of 100,029 and 295,484 shares, respectively, of common stock as part of the DRIP.
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

In connection with the "at the market" offering, we issued and sold 4,724,506 shares of common stock during the nine months ended June 30, 2024 for net proceeds of $92.5 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	4,724,506	$93,685	$937	$92,748	$19.83
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465	$ 27.2 million		35,990	(2)	$ 0.8 million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5 million		34,804	(2)	0.8 million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4 million		43,676	(1)	0.9 million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51	30.2 million		51,181	(1)	1.0 million
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	0.54	32.0 million		53,369	(1)	1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million		41,510	(2)	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million		68,412	(1)	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3 million		57,279	(1)	1.1 million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	(2)	1.5 million
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	0.55	41.7	million	87,472	(2)	1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
 ______________
(1) Shares were purchased on the open market and distributed other than with respect to the distributions paid on December 31, 2021, March 31, 2022, December 30, 2022, September 29, 2023, December 29, 2023, March 29, 2024 and June 28, 2024.
(2) New shares were issued with respect to distributions paid on December 31, 2021, March 31, 2022, December 30, 2022, September 29, 2023, December 29, 2023, March 29, 2024 and June 28, 2024.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of June 30, 2024, (i) the size of the our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.218 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings on $1.035 billion of commitments will expire on June 23, 2027 and the maturity date was June 23, 2028, (iii) the period during which we may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iv) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

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
The following table describes significant financial covenants, as of June 30, 2024, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2024 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$811 million	$1,524 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.88:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.40:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$989 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of June 30, 2024 and September 30, 2023, we had $505.0 million and $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $505.0 million and $430.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 7.576% and 6.584% for the nine months ended June 30, 2024 and 2023, respectively. For the three and nine months ended June 30, 2024, we recorded interest expense (inclusive of fees) of $10.2 million and $29.3 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2023, we recorded interest expense (inclusive of fees) of $14.3 million and $37.4 million, respectively, related to the Syndicated Facility.
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
Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.762% for the nine months ended June 30, 2023. For the three and nine months ended June 30, 2023, we recorded interest expense (inclusive of fees) of $2.4 million and $8.0 million, respectively, related to the Citibank Facility.

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
As of June 30, 2024, we were able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of June 30, 2024, the OSI2 Citibank Facility had a reinvestment period through May 25, 2027, during which advances may be made, and matures on January 26, 2029. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to SOFR plus 2.35% per annum. After the reinvestment period, the applicable spread is 3.35% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of June 30, 2024 and September 30, 2023, we had $285.0 million and $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $285.0 million and $280.0 million, respectively. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 8.029% and 7.275% for the nine months ended June 30, 2024 and the period from January 23, 2023 to June 30, 2023, respectively. For the three and nine months ended June 30, 2024, we recorded interest expense (inclusive of fees) of $6.1 million and $18.1 million, respectively, related to the OSI2 Citibank Facility. For the three months ended June 30, 2023 and the period from January 23, 2023 to June 30, 2023, we recorded interest expense (inclusive of fees) of $4.9 million and $8.0 million, respectively, related to the OSI2 Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024			As of September 30, 2023
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.5)	(1.9)	(3.0)	(1.1)	(2.5)	(3.5)
Unaccreted discount	(0.3)	(0.5)	(2.9)	(0.7)	(0.6)	(3.4)
Interest rate swap fair value adjustment	—	(30.7)	(3.0)	—	(40.5)	(7.0)
Net carrying value	$299.2	$316.9	$291.1	$298.2	$306.4	$286.1
Fair Value	$294.9	$317.7	$303.6	$286.4	$301.8	$290.0

The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three and nine months ended June 30, 2024:

($ in millions)	2025 Notes		2027 Notes		2029 Notes
	Three months ended June 30, 2024	Nine months ended June 30, 2024	Three months ended June 30, 2024	Nine months ended June 30, 2024	Three months ended June 30, 2024	Nine months ended June 30, 2024
Coupon interest	$2.6	$7.9	$2.4	$7.1	$5.3	$16.0
Amortization of financing costs and discount	0.3	0.9	0.2	0.7	0.3	1.0
Effect of interest rate swap	—	—	4.0	12.3	1.1	3.4
Total interest expense	$2.9	$8.8	$6.6	$20.1	$6.7	$20.4
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	7.213%	7.262%	8.440%	8.469%
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
Recent Developments
Distribution Declaration
On July 26, 2024, our Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on September 30, 2024 to stockholders of record on September 16, 2024.

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
As of June 30, 2024, 85.3% of our debt investment portfolio (at fair value) and 85.7% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2023, 86.2% of our debt investment portfolio (at fair value) and 86.4% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2024 and September 30, 2023, was as follows:

	June 30, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$337,615	13.3%	$169,693	7.2%
>0% and <1%	593,985	23.5%	522,027	22.3%
1%	1,313,463	52.0%	1,405,134	59.9%
>1%	281,841	11.2%	248,351	10.6%
Total Floating Rate Investments	$2,526,904	100.0%	$2,345,205	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$66,406	$(36,000)	$30,406
200	53,122	(28,800)	24,322
150	39,838	(21,600)	18,238
100	26,554	(14,400)	12,154
50	13,277	(7,200)	6,077

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(13,327)	$7,200	$(6,127)
100	(26,653)	14,400	(12,253)
150	(39,980)	21,600	(18,380)
200	(53,306)	28,800	(24,506)
250	(66,586)	36,000	(30,586)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2024 and September 30, 2023:

	June 30, 2024		September 30, 2023
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$37,364	$—	$83,262	$—
Prime rate	1,366	25,000	2,221	—
LIBOR
30 day	—	—	26,692	—
90 day	—	—	45,671	—
180 day	—	—	54,559	—
EURIBOR
30 day	—	—	€5,500	—
90 day	€47,868	—	24,731	—
180 day	—	—	6,666	—
SOFR
30 day	$849,934	480,000	$682,693	430,000
60 day	—	—	—	—
90 day (a)	1,692,027	935,000	1,533,240	930,000
180 day	34,088	—	32,894	—
SONIA	£41,394	—	£53,250	—
Fixed rate	$448,362	300,000	$392,019	300,000
__________
(a)Borrowings include the 2027 Notes and 2029 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

10.1	Letter Agreement, dated as of April 26, 2024, by and between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 814-00755) filed on April 30, 2024).

10.2	Seventh Amendment to Loan and Security Agreement, dated as of May 20, 2024, by and among the Company, OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 1.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on May 22, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: July 31, 2024