Form 10-K
period 2024-09-30
Oaktree Specialty Lending Corp
filed 2024-11-19
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2024 was $1,559.2 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded shares held by its current directors and officers. The registrant had 82,245,319 shares of common stock outstanding as of November 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2024

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
We are externally managed by Oaktree Fund Advisors, LLC, which we also refer to as “Oaktree” or our “Adviser,” pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree is an affiliate of Oaktree Capital Management, L.P., or OCM, the Company's external investment adviser from October 17, 2017 through May 3, 2020, and is under common control of Oaktree Capital Group, LLC, or OCG. In 2019, Brookfield Corporation (f/k/a Brookfield Asset Management Inc.), which collectively with its affiliates we refer to as "Brookfield," acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator,” a subsidiary of OCM, provides certain administrative and other services necessary for us to operate.
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
Our portfolio totaled $3.0 billion at fair value as of September 30, 2024 and was composed of 144 portfolio companies. These included debt investments in 122 companies, equity investments in 42 companies and our investments in Senior Loan Fund JV I, LLC, or SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities, and OCSI Glick JV LLC, or the Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies. 22 of our equity investments were in companies in which we also had a debt investment. At fair value, 94.2% of our portfolio consisted of debt investments, including our debt investments in SLF JV I and Glick JV, and 85.2% of our portfolio consisted of senior secured loans as of September 30, 2024. The weighted average annual yield of our debt investments at fair value as of September 30, 2024, including the return on our debt investments in SLF JV I and Glick JV, was approximately 11.2%, including 10.0% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders. See “—Investments—SLF JV I” and “—Investments—Glick JV ” below for additional information regarding our investments in SLF JV I and Glick JV.

We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. We generally expect to target a long-term debt to equity ratio of 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding). As of September 30, 2024, we had a net debt to equity ratio of 1.07x (i.e., one dollar of equity for each $1.07 of debt outstanding). At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity.
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
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100 year history and approximately $1 trillion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. OCG's founders, senior management and current and former employee-unitholders of OCG are able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and OCM is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Oaktree believes that its defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed Oaktree to attract and retain a talented group of investment professionals, or the Investment Professionals, as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2024, Oaktree had more than 1,200 professionals in 21 cities and 17 countries, including a deep and broad credit platform drawing from more than 350 highly experienced investment professionals with significant origination, structuring and underwriting expertise. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of approximately 40 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Co-Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in the discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
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
Strategic Credit
Our Adviser's affiliates officially launched the Strategic Credit strategy in early 2013 as a step-out from the Distressed Debt strategy to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high-yield bond creditors. The strategy seeks to achieve an attractive total return by investing in public and private revenue-generating, performing debt.
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

•Stressed Sector/Rescue Lending. Individual businesses or sectors experiencing stress or reduced access to capital can create attractive private lending opportunities. Broad market weakness or sector-specific issues can constrain borrowers’ access to capital. Further, certain factors such as regulation may cause entire industries (e.g., energy) to be rebuffed by more traditional lenders (e.g., commercial banks) such that all borrowers in the industry lose access to capital, regardless of their individual financial condition. Oftentimes, by sifting through an industry issuer-by-issuer, the Investment Professionals can identify attractive investment opportunities that are over-secured by valuable assets. Examples of these opportunities may include debtor-in-possession loans or loans to companies in sectors temporarily impacted by macro events.

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
Investments
Debt Investments
At fair value, 94.2% of our portfolio consisted of debt investments and 85.2% of our portfolio consisted of senior secured loans as of September 30, 2024. Our debt investments generally consist of the following:

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
SLF JV I
We and Kemper co-invest through SLF JV I, an unconsolidated Delaware limited liability company, or LLC. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2024, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of September 30, 2024, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional subordinated notes issued by SLF JV I, or the SLF JV I Notes, and approximately $3.3 million was to fund LLC equity interests in SLF JV I. Additionally, SLF JV I has a revolving credit facility with Bank of America, N.A., or the SLF JV I Facility, which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2024. Borrowings under the SLF JV I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. SLF JV I is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required). As of September 30, 2024, our investment in SLF JV I was approximately $135.2 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
Glick JV
On March 19, 2021, as a result of the consummation of the OCSI Merger, we became party to the LLC agreement of the Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. Approximately $84.0 million in aggregate commitments was funded to the Glick JV as of September 30, 2024, of which $73.5 million was from us. As of September 30, 2024, we had aggregate unfunded commitments to Glick JV of approximately $14.0 million, of which approximately $12.4 million was to fund additional subordinated notes issued by the Glick JV, or the Glick JV Notes, and approximately $1.6 million was to fund LLC equity interests in the Glick JV. The Glick JV has a revolving credit facility with Bank of America, N.A., or the Glick JV Facility, which permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations) as of September 30, 2024. Borrowings under the Glick JV Facility are secured by all of the assets of a special purpose financing subsidiary of Glick JV. The Glick JV is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). As of September 30, 2024, our investment in the Glick JV was approximately $48.9 million at fair value. We do not consolidate Glick JV in our Consolidated Financial Statements.
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

Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement. The investment advisory agreement with Oaktree was amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger, on January 23, 2023 in connection with the closing of the OSI2 Merger and on November 14, 2024 to reflect a reduced base management fee. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree.
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
Base Management Fee
Effective as of July 1, 2024, the base management fee is calculated at an annual rate of 1.00% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents; provided, however, that for the period from July 1, 2024 to January 23, 2025, the base management is calculated at such an annual rate as to cause (1) the base management fee less (2) previously agreed waivers of $750,000 of base management fees per quarter (with such amount appropriately prorated for any partial quarter) to equal 1.00% of our gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents. From May 3, 2019 through June 30, 2024, the base management fee was 1.50% of total gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, provided that the base management fee on gross assets that exceeded the product of (A) 200% and (B) the Company’s net asset value was 1.00%. The 200% was calculated in accordance with the Investment Company Act. In connection with the OCSI Merger, we and Oaktree entered into an amended and restated investment advisory agreement, which among other items, waived an aggregate of $6 million of base management fees otherwise payable to Oaktree in the two years following the closing of the OCSI Merger on March 19, 2021 at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter). In connection with the OSI2 Merger, Oaktree waived an aggregate of $9.0 million of base management fees payable to Oaktree as follows: $6.0 million at a rate of $1.5 million per quarter (with such amount appropriately prorated for any partial quarter) in the first year following closing of the OSI2 Merger on January 23, 2023 and $3.0 million at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter) in the second year following closing of the OSI2 Merger. Oaktree also waived additional base management fees such that the total amount of waived base management fees (including those waived in connection with the OSI2 Merger described above) was $1.5 million for each of the three months ended March 31, 2024 and June 30, 2024.
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
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.80%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
    (investment income - (management fee + other expenses)) = 1.35%

Pre-incentive fee net investment income does not exceed the preferred return under the Investment Advisory Agreement, therefore there is no incentive fee on income under the Investment Advisory Agreement.

Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.25%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
    (investment income - (management fee + other expenses)) = 1.80%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to “catch-up”3
= 100% × (1.80% - 1.50%)
= 0.30%

Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.375%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.25%
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
2.Represents 1.00% annualized management fee and does not reflect any waivers of the management fee.

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
Board Approval of the Investment Advisory Agreement
At the meeting held on November 7, 2024, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

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
In addition, affiliates of our Adviser have received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as our Adviser, as well as proprietary accounts (subject to certain conditions) to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. On September 11, 2024, we, the Adviser and certain of its affiliates received a further modified exemptive order that allows us to participate in follow-on investments with private funds that are not already invested in the issuer. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.
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
•Global economic, political and market conditions have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.
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
Risks Relating to Our Business and Structure
Global economic, political and market conditions have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

Any disruptions in the capital markets may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events during the initial onset of the COVID-19 pandemic negatively impacted the fair value of the investments that we held and, if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. More recently, the fair value of our investments was adversely affected by increasing market yields.

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

We may be adversely affected by the foregoing events or by similar or other events in the future. In the longer term, there may be significant new regulations that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of continued severe worldwide economic downturn. Consequently, we may not be capable of, or successful at, preserving the value of our assets, generating positive investment returns or effectively managing risks.

The current state of global credit markets, coupled with the threat of a double-dip recession, may affect the value of our investments. Further disruption and deterioration of the global debt markets (particularly the U.S. debt markets) or a significant rise in market perception of counterparty default risk would be likely to significantly reduce investor demand for, and liquidity of, all securities. Oaktree itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets may affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could generate realized losses in, and lose anticipated profits from, any affected investments.

Recent developments in global financial markets have illustrated that the current environment is one of uncertainty for financial services companies. The existence of such events has had, and the continuation or worsening of any such events, or other events, may have or continue to have, a material adverse effect on the availability of credit to businesses generally and may lead to further overall weakening of the U.S. and global economies. Any resulting economic downturn could adversely affect the financial resources of our investments, which in turn may adversely affect or restrict our ability to sell or liquidate investments at favorable times or at favorable prices or which otherwise may have an adverse impact on our activities and operations, restrict our investment activities and/or impede our ability to effectively achieve our investment objective. In addition, new regulations may be issued in response to economic or political developments that could limit our activities and investment opportunities.
Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate, or SOFR, the Sterling Overnight Index Average, or SONIA, the federal funds rate, prime rate or any other offered rate benchmark or index. Increases in interest rates made it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increased defaults even where our investment income increased. Rising interest rates also caused borrowers to shift cash from other productive uses to the payment of interest. Additionally, if interest rates were to increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated if interest rates were to again rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, as interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow to fund our investments, a portion of our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, elevated interest rates increased our interest expense as may the incurrence of additional fixed rate borrowings. In future periods of rising interest rates, our cost of funds would again increase, which would tend to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
Elevated interest rates have the effect of increasing our net investment income, which makes it easier for our Adviser to receive incentive fees.
Elevated interest rates have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, in an elevated interest rate environment, it is easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement, which has resulted in, and may in the future result in, an increase in the amount of the income-based incentive fee payable to our Adviser.
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

Recent developments in the banking sector could materially affect the success of our activities and investments.
Recent insolvency, closure, receivership or other financial distress or difficulty and related events experienced by certain U.S. and non-U.S. banks, each, a Distress Event, have caused uncertainty and fear of instability in the global financial system generally. In addition, eroding market sentiment and speculation of potential future Distress Events have caused other financial institutions – in particular smaller and/or regional banks – to experience volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions, potentially triggering the occurrence of additional Distress Events. Notwithstanding intervention by certain U.S. and non-U.S. governmental agencies to protect the uninsured depositors of banks that have recently experienced Distress Events, there is no guarantee that depositors (which depositors could include us and/or our portfolio companies) that have assets in excess of the amount insured by governmental agencies on deposit with a financial institution that experiences a Distress Event will be made whole or, even if made whole, that such deposits will become available for withdrawal or other usage on a timely basis.
There is a risk that other banks, other lenders, or other financial institutions (including such financial institutions in their respective capacities as brokers, hedging counterparties, custodians, loan servicers, administrators, intermediary or other service providers (the foregoing, together with banks, each, a “Financial Institution”)) may be similarly impacted, and it is uncertain what steps (if any) government or other regulators may take in such circumstances. As a consequence, for example, Oaktree, us and/or our portfolio companies may be delayed or prevented from accessing funds or other assets, making any required payments under debt or other contractual obligations, paying distributions or pursuing key strategic initiatives. In addition, such bank or other Financial Institution Distress Events and/or attendant instability could adversely affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us or being consummated by us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. Distress Events could also impact the ability of Oaktree, us and/or portfolio companies to access hedging, loan servicing, monitoring, compliance (including compliance with anti-money laundering and related laws and regulations), administration, intermediation or other services, either permanently or for an extended period of time.
In addition, in the event that a Financial Institution that provides credit facilities and/or other financing to us, any of our affiliates, and/or one or more of our portfolio companies closes or experiences any other Distress Event, there can be no assurance that such Financial Institution will honor its obligations to provide such financing or that we or such portfolio company will be able to secure replacement financing or credit accommodations at all or on similar terms, or be able to do so without suffering delays or incurring losses or significant additional expenses. Similarly, if a Distress Event leads to a loss of access to a Financial Institution’s other services (in addition to financing and other credit accommodations), it is also possible that we or our portfolio companies will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). We and our portfolio companies are subject to similar risks if a Financial Institution utilized by our investors or by suppliers, vendors, brokers, dealers, custodians, loan and portfolio servicers, hedging and other service providers or other counterparties of us or our portfolio companies becomes subject to a Distress Event, which could have a material adverse effect on us. We, our affiliates, and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular Financial Institutions (including, without limitation, in connection with a credit facility or other financing transaction). Accordingly, although each of Oaktree and us seeks to do business with Financial Institutions that it believes are creditworthy and capable of fulfilling their respective obligations, there can be no expectation that any of the foregoing, or any of their respective affiliates or portfolio companies will establish banking relationships or financial arrangements with multiple Financial Institutions or maintain account balances at or below the relevant insured amounts with respect to any Financial Institution.
Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other Financial Institutions – could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us, our portfolio companies or our respective financial performance.
The ongoing conflict between Russia and Ukraine could materially affect the success of our activities and investments.
In 2022, the Russian military commenced a full-scale invasion of Russia’s forces into Ukraine. In response, the United States, United Kingdom, the European Union, or EU, and other countries have imposed significant sanctions targeting the Russian financial system, petroleum sector and extractive industries, heavy manufacturing, and other sectors. These and other jurisdictions have also imposed prohibitions on most new investment in Russia, prohibitions on trade in many Russian securities, and prohibitions on the provision of a number of services to certain sectors of the Russian economy. Since the invasion, the sanctions and export controls landscape has been and is likely to continue to be dynamic. Russia’s invasion of Ukraine, the resulting displacement of persons both within Ukraine and to neighboring countries and the increasing international sanctions could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our investments. Furthermore, given the ongoing and evolving nature of the conflict between the two nations and its ongoing escalation (including with respect to the use of nuclear weapons and cyberwarfare against military and civilian targets globally), it is difficult to predict the conflict’s ultimate impact on global economic and market conditions, and, as a result, the situation presents material uncertainty and risk with respect to us and the performance of its investments or operations, and our ability to achieve our investment objectives.
The ongoing conflict between Israel and Hamas could materially affect the success of our activities and investments.
On October 7, 2023, Hamas (an organization which governs Gaza and which has been designated as a terrorist organization by the United States, the United Kingdom, the EU, Australia and other nations) committed a terrorist attack within Israel, or the October 7 Attacks. As of the date hereof, Israel and Hamas remain in active armed conflict. The ongoing conflict and rapidly evolving measures in response could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict and, as a result, present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability to achieve our investment objectives. For example, the armed conflict may expand and may ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran, Yemen and/or other countries or terrorist organizations, any of which may exacerbate the risks described above. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the October 7 Attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future.
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
We are subject to risks associated with respect to ESG matters.
Oaktree has established an ESG Policy, which the Adviser intends to apply to our investments as applicable, consistent with and subject to applicable fiduciary duties and any legal, regulatory or contractual requirements. Depending on the investment, ESG factors could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material ESG factors is subjective by nature, Oaktree may be subject to competing demands from different investors and other stakeholder groups with divergent views on ESG matters, including the role of ESG factors in the investment process, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party ESG advisor will reflect the beliefs or values, internal policies or preferred practices of any particular investor or other asset managers or reflect market trends. Although Oaktree views the consideration of ESG to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its ESG program, which depends in part on qualitative judgments, will positively impact the performance of any individual investment or us as a whole. Similarly, to the extent the Adviser or a third-party ESG advisor engages with portfolio investments on ESG-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Adviser or a third-party ESG advisor will depend on the Adviser’s or any relevant third-party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material ESG and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of ESG factors on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. ESG factors, issues, and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by us, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In evaluating a prospective investment, the Adviser often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s ESG practices and/or related risks and opportunities. The Adviser does not intend to independently verify certain of the ESG information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any ESG reporting will be provided in the Adviser’s sole discretion.
In addition, Oaktree’s ESG Policy and associated procedures and practices are expected to change over time. Oaktree is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its ESG initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to ESG risk and opportunity management, whether with respect to one or more individual investments or to our portfolio generally. ESG-related statements, initiatives and goals as described in this annual report on Form 10-K with respect to our investment strategy, portfolio, and investments are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures, including those made pursuant to the Sustainable Finance Disclosure Regulation (SFDR).
Further, ESG integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Oaktree’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Oaktree’s ESG Policy does not represent a universally recognized standard for assessing ESG considerations. Any ESG-related initiatives to which Oaktree is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that Oaktree will remain a signatory, supporter or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks.
Moreover, in recent years anti-ESG sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since the decision, which has escalated scrutiny of certain practices and initiatives related to diversity, equity, and inclusion, or DEI. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in Oaktree facing additional compliance obligations, becoming the subject of investigations or enforcement actions, or sustaining reputational harm, or require certain investors to divest or discourage certain investors from investing in us.
There is growing regulatory interest across jurisdictions, particularly in the U.S., UK and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers identify and manage financially material ESG risks as well as how they define and measure ESG performance, in order to allow investors to better understand and validate sustainability-related claims. Compliance with regulations concerning asset managers’ sustainability and ESG disclosures, including those set forth below, results in management burdens and costs because of, for example, the need to obtain advice from third-party advisors; implement specific governance, risk management systems, and internal controls; and collect information from and about investments. Further, changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject the Adviser or us to additional compliance burdens, costs, and/or enforcement risks, or impact our ability to deliver on our investment strategy. Oaktree cannot guarantee that its current approach to ESG (including the ESG Policy) will meet future regulatory requirements.

The SEC established a Climate and ESG Enforcement Task Force in March 2021. On May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning ESG factors, which rules are not in final form and therefore it cannot be determined how they may affect us.
We, Oaktree and/or our portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters, or Sustainability Disclosure Laws. For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings; these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. In the Fall of 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act (AB-1305), which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. In Europe, the Corporate Sustainability Reporting Directive introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks and opportunities on a “double materiality” basis. In addition to assessing the financial materiality of a sustainability matter, sustainability matters that pertain to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-, or long-term must be disclosed. Impacts may include those connected with the entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board), as well as laws requiring reporting of information on other ESG topics, such as human capital. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.
We, Oaktree and/or our portfolio companies may be subject to laws and regulations requiring due diligence processes and internal compliance systems in relation to a range of human rights and environmental matters, or Sustainability Due Diligence Laws. For example, a number of jurisdictions have passed or proposed mandatory due diligence requirements in relation to forced labor and human rights matters across corporate groups and supply chains. Compliance with Sustainability Due Diligence Laws may require the development or update of internal compliance and enterprise risk management policies and related procedures; assigning board and/or management oversight as well as day-to-day operational responsibility for in-scope human rights and environmental matters; implementation of periodic compliance risk assessments; updates to contractual frameworks and agreements; the development of preventative and/or corrective action plans; changes to purchasing, design, and distribution practices, where relevant; and the development or update of notification mechanisms and complaints procedures. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Due Diligence Laws may lead to investigations and audits, fines, exclusion from public procurement, other enforcement action or liabilities, including civil liability or liability from third-party claims, and reputational damage.
There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing and/or utilizing may not align with other asset managers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks, including the Green Loan, Social Loan, and/or Sustainability-Linked Loan Principles published by the Loan Market Association, Loan Syndications and Trading Association, and the Asia Pacific Loan Market Association, or the Principles. Furthermore, to the extent any of such financing arrangement is considered to be aligned with any relevant Principles at origination by us, there is no guarantee that such financing will maintain alignment with the Principles over the relevant term. Any declassification and/or deviation with the applicable Principles may expose us and/or Oaktree to certain investigations, claims, and/or allegations, which may lead to increased costs and/or result in adverse consequences for certain investors with sustainability-aligned portfolio mandates.
We are subject to risks associated with inflation.

High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Certain countries, including the United States, have recently seen increased levels of inflation, and persistently high levels of inflation could have a material and adverse impact on our investments and our aggregated returns. For example, if a portfolio company were unable to increase its revenue while the cost of relevant inputs were increasing, the company’s profitability would likely suffer. Likewise, to the extent a portfolio company has revenue streams that are slow or unable to adjust to changes in inflation, including by contractual arrangements or otherwise, the portfolio company could increase revenue by less than its expenses increase. Conversely, as inflation declines, a portfolio company may see its competitors’ costs stabilize sooner or more rapidly than its own. Moreover, increasing inflation will also impact currencies and can lead to significant currency fluctuations. This has recently resulted in a strengthening of the U.S. dollar vis-à-vis many other currencies but there can be no assurances that such trends will continue and/or that this trend will not reverse such that the U.S. dollar is weakened vis-à-vis other currencies. Additionally, because the hurdle is not linked to the rate of inflation, as the rate of inflation increases the proportion of real returns (i.e., the nominal rate of return less the rate of inflation), it is easier for the Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement, which may result in an increase in the amount of the income-based incentive fee payable to our Adviser. There can be no assurance that high rates of inflation will not have a material adverse effect on our investments.
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
Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas, or GHG, emissions may expose real estate and similar assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to GHG emissions). Oaktree cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real estate and similar assets once undertaken, any of which could have a material adverse effect on an investment, or us.
We may face significant environmental liability in connection with our investments.
We may face significant environmental liability in connection with our investments. When compared to the United States, the historical lack or inadequacy of environmental regulation in certain non-U.S. countries has led to the widespread pollution of air, ground and water resources. The legislative framework for environmental liability in these countries has not been fully established or implemented. The extent of the responsibility, if any, for the costs of abating environmental hazards may be unclear when we are considering an investment. We may engage the services of qualified environmental consultants as necessary to assess the environmental condition of property which may be or is an investment. Nevertheless, we or a company in which we invest may be considered an owner or operator of properties on or in which asbestos or other hazardous or toxic substances exist and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and costs of injuries to persons and property. These costs can be substantially in excess of the value of the property. The presence of environmental contamination, pollutants or other hazardous or toxic substances on or emanating from a property (whether known at the time of acquisition or not) could also result in personal injury (and associated liability) to persons on or in the vicinity of the property and persons removing such materials, future or continuing property damage (which may adversely affect property value) or claims by third parties, including as a result of exposure to or damage from such materials through the spread of contaminants.

Environmental laws, regulations and regulatory initiatives play a significant role in the energy and utility industries and can have a substantial impact on investments in this industry. For example, global initiatives to minimize pollution have played a major role in the increase in demand for gas and alternative energy sources, creating numerous new investment opportunities. Conversely, required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. The energy and utility industries will continue to face considerable oversight from environmental regulatory authorities. We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements. There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio companies or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and there can be no assurance that portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements. Past practices or future operations of portfolio companies could also result in material personal injury or property damage claims, which could have an adverse effect on our performance.
Economic and trade sanctions and anti-bribery laws could make it more difficult or costly for us to conduct our operations or achieve our business objectives.
Economic and trade sanctions laws in the United States and other jurisdictions may prohibit Oaktree, the Investment Professionals and us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We, Oaktree and the Investment Professionals may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where Oaktree or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.
At the same time, Oaktree may be obligated to comply with certain anti-boycott laws and regulations that prevent Oaktree and us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. Oaktree’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject Oaktree or us to fines, penalties, and adverse legal and reputational consequences.
In some countries, there is a greater acceptance than in the United States and the UK of government involvement in commercial activities and of activities constituting corruption in the United States and the UK. Certain countries, including the United States and the UK, have laws prohibiting governmental and private commercial, or commercial, bribery. We and Oaktree are committed to complying with the U.S. Foreign Corrupt Practices Act, or the FCPA, the UK Bribery Act 2010, or the UK Bribery Act, and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which we are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for portfolio companies to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and have devoted greater scrutiny to investments by private equity sponsors. In addition, the UK, with enactment of the UK Bribery Act, has expanded the reach of its anti-bribery laws significantly. While Oaktree has developed and implemented policies and procedures designed to ensure strict compliance by Oaktree and its personnel with the FCPA and the UK Bribery Act and the sanctions regimes that apply to Oaktree, such policies and procedures may not be effective in all instances to prevent violations or offenses. In addition, in spite of Oaktree’s policies and procedures, affiliates of portfolio companies, particularly in cases in which we or an Other Oaktree Fund do not control such portfolio company, may engage in activities that could result in FCPA, UK Bribery Act or other violations of law. Any determination that Oaktree has violated or committed an offense under the FCPA, UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws or sanctions requirements could subject Oaktree to, among other things, civil and criminal penalties, reputational damage, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disclosure obligations and a general loss of investor confidence, any one of which could adversely affect Oaktree’s business prospects and/or financial position, as well as our ability to achieve its investment objective and/or conduct its operations.
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
For example, California has passed the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, each of which broadly impacts businesses that handle various types of personal data. Such laws impose stringent legal and operational obligations on regulated businesses, as well as the potential for significant penalties. Other jurisdictions, including other U.S. states, already have, have proposed or are considering similar Privacy Laws, which impose, or could impose if enacted, similarly significant costs, potential liabilities and operational and legal obligations. Such Privacy Laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which could include Oaktree and us and/or our portfolio companies.
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
Actual and potential conflicts between Oaktree and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages or sub-advises other funds and accounts, or collectively, the Other Oaktree Funds, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. Many of the investments targeted by us will be appropriate for certain Other Oaktree Funds, and in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for an Other Oaktree Fund, and vice versa. Many of the investments targeted by us may be appropriate for Other Oaktree Funds within those strategies. Our stockholders have no ability to challenge such allocation. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees, carried interest or incentive fees and liquidity provisions may differ significantly between us and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.
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
In addition, affiliates of our Adviser have received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as our Adviser, as well as proprietary accounts (subject to certain conditions) to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. On September 11, 2024, we, the Adviser and certain of its affiliates received a further modified exemptive order that allows us to participate in follow-on investments with private funds that are not already invested in the issuer. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.

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

In addition, we may make investments in different parts of the capital structure of companies in which Other Oaktree Funds already hold an investment. Generally speaking, Oaktree expects that we will make such investments only when, at the time of investment, Oaktree believes that (a) such investment is in our best interests and (b)(i) the possibility of actual adversity between us, on the one hand, and the Other Oaktree Fund, on the other hand, is remote, (ii) either the potential investment by us or the investment of such Other Oaktree Fund is not large enough to control any actions taken by the collective holders of securities of such company or asset or (iii) in light of the particular circumstances, Oaktree determines in its discretion and in good faith that such investment is appropriate for us, notwithstanding the potential for conflict. If any conflict were to arise, however, Oaktree will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing us to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting certain Other Oaktree Funds, and not us. Given that we generally intend to invest higher in the capital structure, it is likely we will remain passive in the event of a conflict, meaning that we must rely on other investors holding the same types of securities or obligations to advocate on behalf of our class. Oaktree has no obligation to advise these other holders of any potential claims they may have of which Oaktree may be aware or to consider their interests when advocating on behalf of the Other Oaktree Funds that hold investments in lower parts of the capital structure.

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

The Adviser may offer other investors the opportunity to participate in investments side by side with us.

The Adviser may in its sole discretion offer strategic and other investors the opportunity to participate in one or more of our investments on a side-by-side basis, subject to compliance with the applicable provisions of the Investment Company Act and the allocation procedures described in “Item 1. Business—Allocation of Investment Opportunities and Potential Conflicts of Interest”. The terms of any such investment opportunity shall be determined by the Adviser, including any management fee or incentive fee charged in connection therewith, and may vary with respect to any such investment opportunity. In addition, Oaktree and the Investment Team currently manage, and in the future are expected to manage additional assets for one or more advisory clients through a separate account or similar arrangement employing an investment strategy investing in parallel with, or similar to, our strategy. Such arrangements potentially will afford those clients different terms than us. Advisory clients that have been granted additional access to portfolio information or enhanced transparency may be able to make investment decisions based on information and at times not generally available to other investors, including unitholders. Any such investment decisions made by these advisory clients on the basis of such information, including any substantial withdrawals or redemptions, could adversely affect the market value of our portfolio and therefore the value of our common stock.

Oaktree personnel work on matters related to Other Oaktree Funds.

The Adviser will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, Oaktree personnel will work on matters related to Other Oaktree Funds and other Oaktree managed strategies, including providing transaction-related, legal, management and other services to Other Oaktree Funds and portfolio companies. Conflicts may arise in the allocation of personnel among us and such other funds and strategies. As a result, Oaktree personnel will work on other projects, and conflicts may therefore arise in the allocation of personnel among us and such other projects. For example, certain members of the Investment Team are contractually required to, and will, devote substantial portions of their business time to the management and operation of the Other Oaktree Funds.

We may realize different investment returns than Other Oaktree Funds.

We and Other Oaktree Funds have the potential to make investments at different times and/or on different terms or exit any of such investments at different times and/or on different terms compared to such investment made on behalf of us. In addition, we likely will not invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such Other Oaktree Funds. This likely will result in differences in price, investment terms, leverage and associated costs between us and any Other Oaktree Funds. Therefore, we may realize different investment returns than such Other Oaktree Funds, with respect to any investment made alongside some or all of such entities. Oaktree shall have sole discretion in determining what investments we will be offered to pursue. As a result, there is no guarantee that we will be offered the opportunity to invest in any particular investments or type of investments alongside any Other Oaktree Funds. The terms, conditions and the time of investment and disposition of investments held by us may be materially different from those of any such Other Oaktree Funds.

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

As of September 30, 2024, we had $710.0 million of outstanding indebtedness under our credit facilities, $300.0 million of outstanding 2025 Notes, $350.0 million of outstanding 2027 Notes and $300.0 million of outstanding 2029 Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2024 was 6.7% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2024 total assets of at least 3.55%. If we are unable to meet the financial obligations under our credit facilities, the lenders under such credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2025 Notes, 2027 Notes or 2029 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

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

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-28.50%	-17.98%	-7.46%	3.06%	13.58%

For purposes of this table, we have assumed $3,130.3 million in total assets (less all liabilities and indebtedness not represented by senior securities), $1,660.0 million in debt outstanding, $1,487.8 million in net assets as of September 30, 2024, and a weighted average interest rate of 6.7% as of September 30, 2024 (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). Actual interest payments may be different.

Substantially all of our assets are subject to security interests under our credit facilities and if we default on our obligations under any such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of September 30, 2024, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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
Among other things, our portfolio companies:
•may have limited financial resources, may be more susceptible to elevated and/or rising interest rates and inflation, may have limited or negative EBITDA and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;
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

Non-performance or defaults by our portfolio companies would harm our operating results.
Our investment program is comprised of investments in loans or other debt instruments, focused on direct lending transactions. These obligations are subject to unique risks, including (a) the possible invalidation of investment transactions as fraudulent conveyances or preferential payments under relevant creditors’ rights and bankruptcy laws or the subordination of claims under so-called “equitable subordination” common law principles, (b) so-called lender-liability claims by the issuer of the obligations and (c) environmental liabilities that may arise with respect to collateral securing the obligations. In analyzing each loan or other debt instrument, we will compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, its affiliates and certain other individuals, will be borne by us.
Loans or other debt instruments made or otherwise acquired by us may become non-performing following their origination or acquisition for a wide variety of reasons. Such non-performing loans or debt instruments may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of principal. It is possible that we may find it necessary or desirable to foreclose on collateral securing one or more loans purchased by us. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to conclude. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property.
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
As of September 30, 2024, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
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
We may invest in transactions on an expedited basis.
Investment analyses and decisions by Oaktree may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to Oaktree at the time of making an investment decision may be limited, and Oaktree may not have access to detailed information regarding the underlying asset. Therefore, no assurance can be given that Oaktree will have knowledge of all circumstances that may adversely affect an investment. In addition, Oaktree expects to rely upon certain independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants, and we may incur liability as a result of such consultants’ actions.

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
The Investment Company Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is stockholder approval, within one year prior, of any such sales of common stock. On March 4, 2024, our stockholders approved a proposal to authorize us, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share, provided that the number of shares issued does not exceed 25% of our then outstanding common stock. Such authorization will expire on March 3, 2025, but we expect to seek similar authorizations from our stockholders in the future. Any decision to sell common stock at a price below its then current net asset value will be subject to the determination by the Board of Directors that such issuance is in our and our stockholders’ best interests. If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sales price and the net asset value per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10% of our common stock at a 5% discount from net asset value, an existing stockholder who did not participate in that offering for its proportionate interest would suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

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
The 2025 Notes, the 2027 Notes and the 2029 Notes, which we refer to collectively as the "Notes", are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2024, we had $710 million of outstanding borrowings under our credit facilities, all of which is secured.

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
Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2024, our subsidiaries had $280.0 million of outstanding borrowings under the OSI2 Citibank Facility, all of which is structurally senior to the Notes.
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

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Several EU countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In addition, the fiscal policy of large foreign nations, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the global stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide have used stimulus measures recently to reduce volatility in the financial markets, volatility has returned as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on the cybersecurity strategy and policies implemented by Oaktree. Oaktree maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated into Oaktree’s overall risk management processes and focuses on the corporate information technology environment. The audit committee of the board of directors of Brookfield Oaktree Holdings, LLC oversees Oaktree’s cybersecurity program. The cybersecurity team briefs the audit committee of Brookfield Oaktree Holdings, LLC on the effectiveness of Oaktree’s cyber risk management program. The Internal Audit team also shares the results of its annual cybersecurity audits with the audit committee of Brookfield Oaktree Holdings, LLC.
The underlying controls of the cyber risk management program are designed to meet Oaktree’s business requirements, security risks and organization profile, and leverages many elements of the National Institute of Standards and Technology Cybersecurity Framework and the International Organization Standardization 27001 Information Security Management System Requirements. The Internal Audit team conducts an annual internal audit of the Company’s cyber risk management program utilizing the services of a third-party provider. Additionally, Oaktree hires a third party provider to conduct an annual penetration test of Oaktree's systems. Oaktree has developed and implemented controls and processes to oversee and manage its engagements with third-party vendors. These procedures encompass pre-engagement due diligence efforts and the ongoing monitoring of the third-party vendors that are considered to be high-risk. Although these controls and processes are designed to mitigate risks associated with third-party engagements, they do not guarantee the elimination of all potential risks. The effectiveness of these controls and processes is dependent on a variety of factors, some of which are outside Oaktree’s and our control.
A third party Managed Security Service Provider manages Oaktree’s Security Operations Center to provide 24/7 monitoring of its global systems and to coordinate the investigation of alerts of potential security incidents. Alerts are then escalated to the Oaktree Cybersecurity team for investigation and remediation, if necessary. Cyber partners are a key part of Oaktree’s cybersecurity infrastructure. Oaktree partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. Oaktree engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in Oaktree’s environment. A Managing Director in Oaktree’s information technology department heads Oaktree’s cybersecurity team. This individual reports to Oaktree’s Chief Information Officer. and is responsible for assessing and managing Oaktree’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of collective experience selecting, deploying and operating cybersecurity technologies, initiatives and processes and relies on threat intelligence as well as other information obtained from governmental, public and private sources, including external consultants engaged by Oaktree.
The head of Oaktree’s cybersecurity team has substantial information technology and cybersecurity experience, with a career spanning over 30 years in managing global IT operations in a wide range of areas, including cybersecurity, IT governance, controls, compliance, data center operations, network engineering and cloud computing.
Our board of directors oversees our cybersecurity program and receives quarterly updates from the cybersecurity team on matters including Oaktree’s cyber risk management program (and risks to us related to cybersecurity) and updates to the cybersecurity program, including active and recently completed initiatives.
We and Oaktree face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition or results of operations. We and Oaktree have experienced, and will continue to experience, cyber incidents in the normal course of its business. However, we are not currently aware of any current or past cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or are reasonably likely to materially affect, our business, financial condition or results of operations. See “Risk Factors – Risks Relating to Our Business and Structure – We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.”

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

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2023
First quarter	$19.63	$21.69	$17.58	10.5%	(10.4)%	$0.960
Second quarter	$19.66	$21.48	$17.70	9.3%	(10.0)%	$0.550
Third quarter	$19.58	$20.05	$17.99	2.4%	(8.1)%	$0.550
Fourth quarter	$19.63	$20.71	$19.24	5.5%	(2.0)%	$0.550
Year ended September 30, 2024
First quarter	$19.14	$20.79	$18.41	8.6%	(3.8)%	$0.620
Second quarter	$18.72	$21.64	$18.95	15.6%	1.2%	$0.550
Third quarter	$18.19	$19.95	$18.58	9.7%	2.1%	$0.550
Fourth quarter	$18.09	$18.93	$15.56	4.6%	(14.0)%	$0.550
Year ending September 30, 2025
First quarter (through November 15, 2024)	*	$16.66	$15.55	*	*	$0.550 (4)
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
(4)On November 7, 2024, our Board of Directors declared a quarterly distribution of $0.55 per share payable on December 31, 2024 to stockholders of record on December 16, 2024.
The last reported price for our common stock on November 15, 2024 was $16.03 per share, which represented a 11.4% discount to our NAV as of September 30, 2024. As of November 15, 2024, we had 49 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2024.
Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Financial Services Index and the S&P BDC Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2019 and its relative performance is tracked through September 30, 2024.

	September 30, 2019	September 30, 2020	September 30, 2021	September 30, 2022	September 30, 2023	September 30, 2024
Oaktree Specialty Lending Corporation	$100.00	$101.61	$160.27	$149.66	$190.71	$174.48
S&P 500	$100.00	$115.15	$149.70	$126.54	$153.89	$209.84
S&P BDC Index	$100.00	$80.26	$123.88	$105.51	$141.81	$164.88
Russell 2000 Financial Services	$100.00	$75.91	$125.89	$106.72	$102.56	$142.19

Stock Repurchase Program
We did not repurchase shares of our common stock during the years ended September 30, 2024 and 2023.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	Up to $15	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	2.10%	(5)
Incentive fees (17.5%)	2.40%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	8.08%	(7)
Other expenses	0.64%	(8)
Acquired fund fees and expenses	1.63%	(9)
Total annual expenses	14.85%	(10)
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
(5)Effective July 1, 2024, the base management fee is calculated at an annual rate of 1.00% of our total gross assets at the end of each quarter, including any investments made with borrowings, but excluding cash and cash equivalents; provided, however, that for the period from July 1, 2024 to January 23, 2025, the base management is calculated at such an annual rate as to cause (1) the base management fee less (2) previously agreed waivers of $750,000 of base management fees per quarter (with such amount appropriately prorated for any partial quarter) to equal 1.00% of our gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents. For purposes of this table, we have assumed $3.1 billion of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2024. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee.”
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

Under the Investment Advisory Agreement, the second part of the incentive fee (the “capital gains incentive fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee” for additional information. The incentive fee referenced in the table above is based on actual amounts of the incentive fee on income incurred during the three months ended September 30, 2024 annualized for a full year and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2024 and does not reflect any waiver of the incentive fee or income by the Adviser.

(7)“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as (1) the weighted average interest rate in effect as of September 30, 2024 multiplied by the actual debt outstanding as of September 30, 2024 of $1,660.0 million plus (2) unused fees and the expected amortization of deferred financing costs and discounts based on the unamortized financing costs and discounts as of September 30, 2024. The weighted average interest rate for our borrowings as of September 30, 2024 was 6.7% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.
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
(9)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be an investment company under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act ("Acquired Funds") in which we invest. This amount includes the annual expenses of SLF JV I and the Glick JV, which we refer to collectively as the "JVs". There are no fees paid by the JVs to the Adviser. See Note 3 to our Consolidated Financial Statements in this Form 10-K for more information on the JVs. The annual expenses of the JVs include interest payments on the subordinated notes held by Kemper and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, as applicable, which represented 11.7% of such expenses, and exclude interest payments on the subordinated notes held by us.
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

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$120	$348	$559	$1,017
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$128	$369	$589	$1,053
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
Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2024	Year ended September 30, 2023(6)	Year ended September 30, 2022(6)	Year ended September 30, 2021(6)	Year ended September 30, 2020(6)
Net asset value per share at beginning of period	$19.63	$20.38	$21.84	$19.47	$19.81
Net investment income (1)	2.18	2.51	2.45	1.80	1.53
Net unrealized appreciation (depreciation) (1)(7)	0.25	(0.17)	(2.23)	2.19	(0.44)
Net realized gains (losses) (1)	(1.70)	(0.46)	0.28	0.49	(0.30)
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	(0.02)	(0.01)	(0.02)	0.04
Distributions of net investment income to stockholders	(2.27)	(2.61)	(1.95)	(1.52)	(1.17)
Issuance of common stock	—	—	—	(0.57)	—
Net asset value per share at end of period	$18.09	$19.63	$20.38	$21.84	$19.47
Per share market value at beginning of period	$20.12	$18.00	$21.18	$14.52	$15.54
Per share market value at end of period	$16.31	$20.12	$18.00	$21.18	$14.52
Total return (2)	(8.47)%	27.30%	(6.71)%	57.61%	2.10%
Common shares outstanding at beginning of period	77,225	61,125	60,120	46,987	46,987
Common shares outstanding at end of period	82,245	77,225	61,125	60,120	46,987
Net assets at beginning of period	$1,515,764	$1,245,563	$1,312,823	$914,879	$930,630
Net assets at end of period	$1,487,811	$1,515,764	$1,245,563	$1,312,823	$914,879
Average net assets (3)	$1,520,016	$1,437,728	$1,308,518	$1,150,662	$871,305
Ratio of net investment income to average net assets (3)	11.52%	12.57%	11.36%	8.44%	8.26%
Ratio of total expenses to average net assets (3)	14.23%	14.19%	8.68%	9.65%	7.57%
Ratio of net expenses to average net assets (3)	13.59%	13.81%	8.45%	9.51%	8.16%
Ratio of portfolio turnover to average investments at fair value	35.96%	26.12%	26.99%	39.66%	38.99%
Weighted average outstanding debt (4)	$1,683,757	$1,659,701	$1,361,151	$964,390	$647,080
Average debt per share (1)	$20.94	$23.01	$22.41	$17.85	$13.77
Asset coverage ratio at end of period (5)	188.14%	187.74%	188.64%	201.68%	227.22%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under our DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,663.8 million, $1,660.0 million, $1,350.0 million, $1,280.0 million and $714.8 million as of September 30, 2024, 2023, 2022, 2021 and 2020, respectively.
(6)
The share and per share information disclosed in this table has been retrospectively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(7)	For the year ended September 30, 2023, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OSI2 Merger. For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OCSI Merger.

(Share amounts in thousands)	Year ended September 30, 2019 (7)	Year ended September 30, 2018 (1)(7)	Year ended September 30, 2017 (7)	Year ended September 30, 2016 (7)	Year Ended September 30, 2015 (7)
Net asset value at beginning of period	$18.26	$18.47	$23.92	$27.01	$28.93
Net investment income (5)	1.45	1.28	1.54	2.17	2.25
Net unrealized appreciation (depreciation) (5)	0.82	2.17	(2.09)	(0.97)	(1.39)
Net realized gains (losses) (5)	0.44	(2.47)	(3.64)	(2.55)	(0.56)
Distributions of net investment income to stockholders	(0.02)	(0.81)	(1.41)	(2.01)	(2.37)
Tax return of capital	(1.14)	(0.38)	—	(0.15)	—
Net issuance/repurchase of common stock	—	—	0.15	0.42	0.15
Net asset value at end of period	$19.81	$18.26	$18.47	$23.92	$27.01
Per share market value at beginning of period	$14.88	$16.41	$17.43	$18.51	$27.54
Per share market value at end of period	$15.54	$14.88	$16.41	$17.43	$18.51
Total return (2)	12.56%	(1.49)%	2.84%	7.02%	(27.18)%
Common shares outstanding at beginning of period	46,987	46,987	47,753	50,088	51,113
Common shares outstanding at end of period	46,987	46,987	46,987	47,753	50,088
Net assets at beginning of period	$858,035	$867,657	$1,142,288	$1,353,094	$1,478,475
Net assets at end of period	$930,630	$858,035	$867,657	$1,142,288	$1,353,094
Average net assets (3)	$909,264	$841,583	$1,018,498	$1,229,639	$1,413,357
Ratio of net investment income to average net assets (3)	7.47%	7.13%	7.13%	8.68%	8.13%
Ratio of total expenses to average net assets (3)	9.65%	9.51%	10.49%	13.09%	10.69%
Ratio of net expenses to average net assets (3)	8.78%	9.35%	10.35%	11.48%	10.65%
Ratio of portfolio turnover to average investments at fair value	32.50%	67.66%	39.06%	23.39%	23.02%
Weighted average outstanding debt (4)	$573,891	$608,553	$982,372	$1,190,105	$1,228,413
Average debt per share (5)	$12.21	$12.95	$20.84	$24.22	$24.06
Asset coverage ratio at end of period (6)	294.91%	232.98%	227.40%	220.84%	238.95%
 __________

(1)	Beginning on October 17, 2017, we are externally managed by Oaktree or its affiliates. Prior to October 17, 2017, we were externally managed by the Fifth Street Management LLC.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.
(6)	Based on outstanding senior securities of $476.1 million, $643.4 million, $680.7 million, $946.5 million and $975.3 million as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively.
(7)
The share and per share information disclosed in this table has been retrospectively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

Item 6.     Reserved
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
•the cost or potential outcome of any litigation to which we may be a party, and
•the impact of current global economic conditions, including those caused by inflation, an elevated (but decreasing) interest rate environment and geopolitical events or all of the foregoing.
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

Business Environment and Developments

Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain including ongoing conflict in the Middle East and signs of an economic slowdown outside the United States. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of September 30, 2024 and September 30, 2023 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of September 30, 2024, 94.5% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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
As of September 30, 2024, we held $3,021.3 million of investments at fair value, up from $2,892.4 million held at September 30, 2023, primarily driven by purchases of investments during the year ended September 30, 2024. As of

September 30, 2024 and September 30, 2023, approximately 94.5% and 89.9%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of OID is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2024, there were nine investments on non-accrual status that in the aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively.
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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies, SLF JV I, a joint venture through which we and Kemper co-invest in senior secured loans of middle-market companies and other corporate debt securities, and Glick JV, a joint venture through which we and GF Equity Funding co-invest primarily in senior secured loans of middle-market companies. We refer to SLF JV I and the Glick JV collectively as the JVs. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).
During the year ended September 30, 2024, we originated $1,363.6 million of investment commitments in 54 new and 44 existing portfolio companies and funded $1,270.9 million of investments.

During the year ended September 30, 2024, we received $1,060.0 million of proceeds from prepayments, exits, other paydowns and sales and exited 51 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2024	September 30, 2023
Cost:
Senior secured debt	83.14%	85.24%
Debt investments in the JVs	5.23	5.35
Common equity and warrants	4.28	2.37
Subordinated debt	3.44	1.97
Preferred equity	2.17	3.27
LLC equity interests of the JVs	1.74	1.80
Total	100.00%	100.00%

	September 30, 2024	September 30, 2023
Fair value:
Senior secured debt	85.21%	86.47%
Debt investments in the JVs	5.35	5.62
Subordinated debt	3.64	1.93
Common equity and warrants	2.85	2.00
Preferred equity	2.20	2.98
LLC equity interests of the JVs	0.75	1.00
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2024	September 30, 2023
Cost:
Application Software	16.85%	15.39%
Multi-Sector Holdings (1)	7.26	7.21
Health Care Services	4.77	2.68
Health Care Technology	3.37	3.51
Interactive Media & Services	3.04	0.62
Pharmaceuticals	3.01	2.79
Industrial Machinery & Supplies & Components	2.63	3.27
Data Processing & Outsourced Services	2.55	4.38
Diversified Support Services	2.54	0.77
Aerospace & Defense	2.32	1.70
Real Estate Operating Companies	2.32	2.75
Diversified Financial Services	2.12	2.03
Environmental & Facilities Services	2.07	2.07
Metal, Glass & Plastic Containers	2.06	1.82
Personal Care Products	2.02	2.24
Airport Services	2.01	1.84
Health Care Distributors	1.92	2.04
Real Estate Services	1.76	1.47
Fertilizers & Agricultural Chemicals	1.74	2.13
Internet Services & Infrastructure	1.70	2.00
Diversified Metals & Mining	1.59	1.64
Home Improvement Retail	1.59	1.78
Communications Equipment	1.49	—
Specialized Finance	1.44	2.40
Biotechnology	1.39	4.15
Soft Drinks & Non-alcoholic Beverages	1.36	1.40
Automotive Retail	1.30	1.89
Systems Software	1.25	0.76
Office Services & Supplies	1.24	—
Real Estate Development	1.22	0.79
Leisure Facilities	1.21	1.28
Other Specialty Retail	1.17	1.35
Electrical Components & Equipment	1.04	1.07
Construction & Engineering	1.00	0.73
Movies & Entertainment	0.98	0.40
Health Care Equipment	0.92	0.74
Construction Machinery & Heavy Transportation Equipment	0.82	—
Specialized Consumer Services	0.82	—
Passenger Airlines	0.80	0.82
Wireless Telecommunication Services	0.77	—
Home Furnishings	0.77	0.78
Gold	0.75	0.77
Broadline Retail	0.71	2.74
Hotels, Resorts & Cruise Lines	0.66	0.56
Packaged Foods & Meats	0.63	—
Specialty Chemicals	0.62	1.27
Oil & Gas Storage & Transportation	0.61	0.72
Insurance Brokers	0.61	1.74
Paper & Plastic Packaging Products & Materials	0.58	0.11
Apparel Retail	0.57	0.16
Food Distributors	0.47	0.19
Health Care Supplies	0.46	0.38
Advertising	0.36	0.84
Education Services	0.26	0.46
Financial Exchanges & Data	0.26	—
Housewares & Specialties	0.09	0.10
Integrated Telecommunication Services	0.07	0.62
Distributors	0.06	1.24
Auto Parts & Equipment	—	1.59
Consumer Finance	—	0.54
Restaurants	—	0.41
Air Freight & Logistics	—	0.16
Integrated Oil & Gas	—	0.16
Research & Consulting Services	—	0.16
Cable & Satellite	—	0.15
Other Specialized REITs	—	0.14
Leisure Products	—	0.07
Technology Distributors	—	0.03
Total	100.00%	100.00%

	September 30, 2024	September 30, 2023
Fair value:
Application Software	17.34%	15.73%
Multi-Sector Holdings (1)	6.41	6.69
Health Care Services	4.23	2.31
Health Care Technology	3.47	3.30
Interactive Media & Services	3.21	0.66
Pharmaceuticals	3.04	2.78
Industrial Machinery & Supplies & Components	2.81	3.40
Diversified Support Services	2.67	0.81
Aerospace & Defense	2.46	1.79
Data Processing & Outsourced Services	2.44	4.33
Real Estate Operating Companies	2.36	2.85
Diversified Financial Services	2.20	2.07
Environmental & Facilities Services	2.12	2.16
Health Care Distributors	1.95	2.10
Personal Care Products	1.90	2.07
Airport Services	1.83	1.88
Fertilizers & Agricultural Chemicals	1.81	2.18
Real Estate Services	1.79	1.52
Internet Services & Infrastructure	1.75	2.09
Diversified Metals & Mining	1.67	1.72
Home Improvement Retail	1.61	1.84
Metal, Glass & Plastic Containers	1.56	1.85
Communications Equipment	1.55	—
Biotechnology	1.52	4.35
Specialized Finance	1.47	2.41
Soft Drinks & Non-alcoholic Beverages	1.41	1.47
Systems Software	1.32	0.76
Other Specialty Retail	1.31	1.42
Automotive Retail	1.29	1.93
Real Estate Development	1.27	0.82
Office Services & Supplies	1.26	—
Leisure Facilities	1.24	1.28
Electrical Components & Equipment	1.07	1.13
Construction & Engineering	1.03	0.76
Movies & Entertainment	1.02	0.41
Passenger Airlines	0.88	0.95
Construction Machinery & Heavy Transportation Equipment	0.88	—
Health Care Equipment	0.87	0.78
Specialized Consumer Services	0.85	—
Gold	0.83	0.81
Wireless Telecommunication Services	0.80	—
Broadline Retail	0.75	2.39
Hotels, Resorts & Cruise Lines	0.67	0.59
Packaged Foods & Meats	0.66	—
Specialty Chemicals	0.64	1.34
Insurance Brokers	0.64	1.83
Paper & Plastic Packaging Products & Materials	0.61	0.11
Apparel Retail	0.60	0.17
Oil & Gas Storage & Transportation	0.52	0.55
Food Distributors	0.51	0.18
Health Care Supplies	0.47	0.39
Advertising	0.38	0.41
Home Furnishings	0.31	0.69
Education Services	0.27	0.47
Financial Exchanges & Data	0.27	—
Housewares & Specialties	0.08	0.10
Distributors	0.07	1.29
Integrated Telecommunication Services	0.05	0.57
Auto Parts & Equipment	—	1.70
Consumer Finance	—	0.52
Restaurants	—	0.43
Research & Consulting Services	—	0.17
Integrated Oil & Gas	—	0.17
Cable & Satellite	—	0.16
Air Freight & Logistics	—	0.15
Other Specialized REITs	—	0.11
Leisure Products	—	0.07
Technology Distributors	—	0.03
Total	100.00%	100.00%
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
As of September 30, 2024 and September 30, 2023, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of September 30, 2024 and September 30, 2023, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of September 30, 2024 and September 30, 2023, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of September 30, 2024 and September 30, 2023. We earned interest income of $14.3 million, $12.7 million and $8.0 million on the SLF JV I Notes for the years ended September 30, 2024, 2023 and 2022, respectively. As of September 30, 2024, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $22.5 million, respectively, as of September 30, 2024, and $54.8 million and $28.9 million, respectively, as of September 30, 2023. We earned $5.3 million, $4.2 million and $2.9 million in dividend income for the years ended September 30, 2024, 2023 and 2022, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
Senior secured loans (1)	$330,094	$332,637
Weighted average interest rate on senior secured loans (2)	9.56%	10.62%
Number of borrowers in SLF JV I	48	48
Largest exposure to a single borrower (1)	$10,495	$11,286
Total of five largest loan exposures to borrowers (1)	$49,413	$54,051
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
As of September 30, 2024 and September 30, 2023, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of September 30, 2024 and September 30, 2023, of which $73.5 million was from us. As of each of September 30, 2024 and September 30, 2023, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of September 30, 2024 and September 30, 2023, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. The cost and fair value of our aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. For the years ended September 30, 2024, 2023 and 2022, our investment in the Glick JV Notes earned interest income of $7.2 million, $6.7 million and $4.7 million, respectively. We did not earn any dividend income for the years ended September 30, 2024, 2023 and 2022 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
Senior secured loans (1)	$125,405	$130,589
Weighted average current interest rate on senior secured loans (2)	9.65%	10.77%
Number of borrowers in the Glick JV	44	38
Largest loan exposure to a single borrower (1)	$5,898	$6,230
Total of five largest loan exposures to borrowers (1)	$22,152	$28,396
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
Comparison of Years ended September 30, 2024 and September 30, 2023
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the years ended September 30, 2024 and 2023 was $381.7 million and $379.3 million, respectively. For the year ended September 30, 2024, this amount consisted of $367.1 million of interest income from portfolio investments (which included $20.8 million of PIK interest), $9.2 million of fee income and $5.4 million of dividend income. For the year ended September 30, 2023, this amount consisted of $368.5 million of interest income from portfolio investments (which included $19.8 million of PIK interest), $6.5 million of fee income and $4.2 million of dividend income. The increase of $2.4 million, or 0.6%, in our total investment income for the year ended September 30, 2024, as compared to the year ended September 30, 2023, was due primarily to $2.7 million of higher fee income from increased prepayment and amendment fees and a $1.1 million increase in dividend income from our investment in SLF JV I. This was partially offset by a $1.4 million decrease in interest income, which resulted from lower OID accretion and an increase in the number of non-accrual investments.
Expenses
Net expenses (expenses net of fee waivers) for the years ended September 30, 2024 and 2023 were $206.6 million and $198.5 million, respectively. Net expenses increased for the year ended September 30, 2024, as compared to the year ended September 30, 2023, by $8.1 million, or 4.1%. The increase in net expenses was primarily driven by $17.0 million of higher interest expense due to the impact of rising interest rates on our floating rate liabilities. This was partially offset by a $5.5 million reduction in Part I incentive fees (net of waivers), $2.2 million of lower operating expenses and $1.2 million of lower management fees (net of waivers).
Net Investment Income
Net investment income for the year ended September 30, 2024 decreased by $5.6 million compared to the year ended September 30, 2023, as a result of the $2.4 million increase in total investment income and the $8.1 million increase in net expenses.
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
During the years ended September 30, 2024 and 2023, we recorded aggregate net realized losses of $136.4 million and $33.2 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2024 and 2023.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the years ended September 30, 2024 and 2023, we recorded net unrealized appreciation (depreciation) of $19.1 million and $(28.6) million, respectively. For the year ended September 30, 2024, this consisted of $69.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $37.5 million of net unrealized depreciation on equity investments, $8.8 million of net unrealized depreciation of foreign currency forward contracts and $4.4 million of net unrealized depreciation on debt investments. For the year ended September 30, 2023, this consisted of $49.1 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation on equity investments, partially offset by $25.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of net unrealized appreciation of foreign currency forward contracts.
Comparison of Years ended September 30, 2023 and September 30, 2022
The comparison of the fiscal years ended September 30, 2023 and 2022 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2023.
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2024, we had $1,663.8 million in senior securities and our asset coverage ratio was 188.14%. As of September 30, 2024, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.07x.
For the year ended September 30, 2024, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $67.0 million. During that period, net cash provided by operating activities was $19.1 million, primarily from $1,086.2 million of principal payments and sale proceeds received, the cash activities related to $175.1 million of net investment income, $42.6 million of net decreases in receivables and net increases in payables from unsettled transactions and a $37.2 million decrease in due from broker, partially offset by funding $1,281.4 million of investments. During the same period, net cash used in financing activities was $86.8 million, primarily consisting of $176.8 million of cash distributions paid to our stockholders, partially offset by $92.7 million of proceeds from the issuance of shares under the "at the market" offering.
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
As of September 30, 2024, we had $78.5 million in cash and cash equivalents (including $14.6 million of restricted cash), portfolio investments (at fair value) of $3.0 billion, $38.8 million of interest, dividends and fees receivable, $12.5 million of due from portfolio companies, $907.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $1.9 million of net receivables from unsettled transactions, $710.0 million of borrowings outstanding under our credit facilities and $928.7 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2024, our only off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, our only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of September 30, 2024, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes (each as defined below):

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of September 30, 2024	Weighted average debt outstanding for the year ended September 30, 2024	Maximum debt outstanding for the year ended September 30, 2024
Syndicated Facility	$430,000	$430,000	$450,273	$505,000
OSI2 Citibank Facility	280,000	280,000	283,484	330,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
Total debt	$1,660,000	$1,660,000	$1,683,757

The following table reflects our contractual obligations arising from the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes:

	Payments due by period as of September 30, 2024
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$430,000	$—	$—	$430,000
Interest due on Syndicated Facility	115,704	31,007	62,014	22,683
OSI2 Citibank Facility	280,000	—	—	280,000
Interest due on OSI2 Citibank Facility	84,229	19,470	38,940	25,819
2025 Notes	300,000	300,000	—	—
Interest due on 2025 Notes	4,258	4,258	—	—
2027 Notes	350,000	—	350,000	—
Interest due on 2027 Notes (a)	57,956	25,273	32,683	—
2029 Notes	300,000	—	—	300,000
Interest due on 2029 Notes (a)	108,341	24,731	49,462	34,148
Total	$2,030,488	$404,739	$533,099	$1,092,650
__________
(a) The interest due on the 2027 Notes and the 2029 Notes was calculated net of the interest rate swaps.
Equity Issuances
On January 23, 2023, in connection with the OSI2 Merger, we issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders. During the years ended September 30, 2024, 2023 and 2022, we issued 295,484, 171,645 and 70,794 shares of common stock as part of the DRIP, respectively.
We are party to an equity distribution agreement, dated February 7, 2022, as amended, by and among us, the Adviser and Oaktree Administrator and Keefe, Bruyette & Woods, Inc., Citizens JMP Securities, LLC, Jefferies LLC and Raymond James & Associates, Inc., pursuant to which we may offer and sell shares of our common stock from time to time having an aggregate offering price of up to $300.0 million under our current shelf registration statement. Sales of the common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
In connection with the "at the market" offering, we issued and sold 4,724,506 shares of common stock during the year ended September 30, 2024 for net proceeds of $92.5 million (net of offering costs).

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
Distributions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2022. The distributions per share and shares issued under our DRIP information disclosed in this table for dates prior to January 23, 2023 have been retroactively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$ 32.0 million		53,369	(2)	$ 1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million		41,510	(2)	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million		68,412	(1)	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3 million		57,279	(1)	1.1 million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	(2)	1.5 million
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	0.55	41.7	million	87,472	(2)	1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(1)	1.6	million
 ______________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of September 30, 2024, (i) the size of the our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.218 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings on $1.035 billion of commitments will expire on June 23, 2027 and the maturity date was June 23, 2028, (iii) the period during which we may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iv) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

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
The following table describes significant financial covenants, as of September 30, 2024, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2024 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$819 million	$1,496 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.83:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.33:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,012 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Annual Report on Form 10-K.
As of each of September 30, 2024 and September 30, 2023, we had $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $430.0 million. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 7.443%, 6.792% and 2.876% for the years ended September 30, 2024, 2023 and 2022, respectively. For the years ended September 30, 2024, 2023 and 2022, we recorded interest expense (inclusive of fees) of $39.4 million, $50.0 million and $19.5 million, respectively, related to the Syndicated Facility.

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
Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.781% and 3.179% for the years ended September 30, 2023 and 2022, respectively. For the years ended September 30, 2023 and 2022, we recorded interest expense (inclusive of fees) of $8.0 million and $5.8 million, respectively, related to the Citibank Facility.

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
As of September 30, 2024, we were able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of September 30, 2024, the OSI2 Citibank Facility had a reinvestment period through May 25, 2027, during which advances may be made, and matures on January 26, 2029. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to SOFR plus 2.35% per annum. After the reinvestment period, the applicable spread is 3.35% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of September 30, 2024 and September 30, 2023, we had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.756% and 7.666% for the year ended September 30, 2024 and the period from January 23, 2023 to September 30, 2023, respectively. For the year ended September 30, 2024 and the period from January 23, 2023 to September 30, 2023, we recorded interest expense (inclusive of fees) of $23.8 million and $14.6 million, respectively, related to the OSI2 Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of September 30, 2024 and September 30, 2023:

	As of September 30, 2024			As of September 30, 2023
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.3)	(1.8)	(2.9)	(1.1)	(2.5)	(3.5)
Unaccreted discount	(0.2)	(0.4)	(2.7)	(0.7)	(0.6)	(3.4)
Interest rate swap fair value adjustment	—	(20.2)	7.2	—	(40.5)	(7.0)
Net carrying value	$299.5	$327.6	$301.6	$298.2	$306.4	$286.1
Fair Value	$298.1	$327.7	$312.3	$286.4	$301.8	$290.0

The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the year ended September 30, 2024:

($ in millions)	2025 Notes	2027 Notes	2029 Notes
Coupon interest	$10.5	$9.5	$21.3
Amortization of financing costs and discount	1.3	0.9	1.3
Effect of interest rate swap	—	16.3	4.4
Total interest expense	$11.8	$26.7	$27.0
Coupon interest rate (net of effect of interest rate swaps)	3.500%	7.259%	8.437%
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2024.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2024	85.7%	—
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
Recent Developments
Distribution Declaration
On November 7, 2024, our Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on December 31, 2024 to stockholders of record on December 16, 2024.
Co-Chief Investment Officer
On November 15, 2024, Raghav Khanna was elected as our Co-Chief Investment Officer. Mr. Khanna, 41, is a managing director within Oaktree’s Global Private Debt strategy where he is a co-portfolio manager for its Strategic Credit platform and an investment committee member for its Direct Lending platform. He first joined Oaktree in 2012 as a member of the Global Opportunities group before becoming a founding member of the Strategic Credit strategy in 2014. Prior to joining Oaktree, Mr. Khanna was an investment professional at the Carlyle Group focusing on buyout opportunities in the financial services space and an analyst at Goldman Sachs. Mr. Khanna received a B.S. degree in electrical engineering and economics from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Khanna has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of us, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. Khanna has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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
As of September 30, 2024, 88.4% of our debt investment portfolio (at fair value) and 88.7% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2023, 86.2% of our debt investment portfolio (at fair value) and 86.4% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2024 and September 30, 2023, was as follows:

	September 30, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$388,959	15.5%	$169,693	7.2%
>0% and <1%	682,572	27.1%	522,027	22.3%
1%	1,230,504	48.9%	1,405,134	59.9%
>1%	214,281	8.5%	248,351	10.6%
Total Floating Rate Investments	$2,516,316	100.0%	$2,345,205	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$64,995	$(34,000)	$30,995
200	51,990	(27,200)	24,790
150	38,985	(20,400)	18,585
100	25,980	(13,600)	12,380
50	12,990	(6,800)	6,190

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,990)	$6,800	$(6,190)
100	(25,980)	13,600	(12,380)
150	(38,970)	20,400	(18,570)
200	(51,911)	27,200	(24,711)
250	(64,702)	34,000	(30,702)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2024 and September 30, 2023:

	September 30, 2024		September 30, 2023
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$34,597	$—	$83,262	$—
Prime rate	2,938	—	2,221	—
LIBOR
30 day	—	—	26,692	—
90 day	—	—	45,671	—
180 day	—	—	54,559	—
EURIBOR
30 day	—	—	€5,500	—
90 day	€59,736	—	24,731	—
180 day	16,817	—	6,666	—
SOFR
30 day	$868,595	430,000	$682,693	430,000
90 day (a)	1,569,212	930,000	1,533,240	930,000
180 day	42,058	—	32,894	—
SONIA	£41,394	—	£53,250	—
Fixed rate	$337,797	300,000	$392,019	300,000
__________
(a)Borrowings include the 2027 Notes and 2029 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Specialty Lending Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2024 and 2023 by correspondence with the custodian, syndication agents, underlying investees and others; when replies were not received from syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company classified $2,723,732 thousand of its investments as Level 3 within the fair value hierarchy (Level 3 investments) as of September 30, 2024. As described in Note 2 and Note 3 to the consolidated financial statements, the Company’s valuation designee, under the oversight of the Board of Directors, determined the fair value of the Company’s Level 3 investments by using valuation techniques such as broker quotations, precedent transactions, enterprise value analyses or market yield techniques. These techniques require management to make judgments about the significant unobservable inputs including, among others, comparable EBITDA, revenue or asset multiples, market yields and broker quoted prices.

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

Los Angeles, California

November 18, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oaktree Specialty Lending Corporation’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Specialty Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 18, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

November 18, 2024

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2024	September 30, 2023
ASSETS
Investments at fair value:
Control investments (cost September 30, 2024: $372,901; cost September 30, 2023: $345,245)	$289,404	$297,091
Affiliate investments (cost September 30, 2024: $38,175; cost September 30, 2023: $24,898)	35,677	23,349
Non-control/Non-affiliate investments (cost September 30, 2024: $2,733,843; cost September 30, 2023: $2,673,976)	2,696,198	2,571,980
Total investments at fair value (cost September 30, 2024: $3,144,919; cost September 30, 2023: $3,044,119)	3,021,279	2,892,420
Cash and cash equivalents	63,966	136,450
Restricted cash	14,577	9,089
Interest, dividends and fees receivable	38,804	44,570
Due from portfolio companies	12,530	6,317
Receivables from unsettled transactions	17,548	55,441
Due from broker	17,060	54,260
Deferred financing costs	11,677	12,541
Deferred offering costs	125	160
Derivative assets at fair value	—	4,910
Other assets	775	1,681
Total assets	$3,198,341	$3,217,839
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,492	$2,950
Base management fee and incentive fee payable	15,517	19,547
Due to affiliate	4,088	4,310
Interest payable	16,231	16,007
Payables from unsettled transactions	15,666	11,006
Derivative liabilities at fair value	16,843	47,519
Deferred tax liability	—	5
Credit facilities payable	710,000	710,000
Unsecured notes payable (net of $4,935 and $7,076 of unamortized financing costs as of September 30, 2024 and September 30, 2023, respectively)	928,693	890,731
Total liabilities	1,710,530	1,702,075
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 82,245 and 77,225 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	822	772
Additional paid-in-capital	2,264,449	2,166,330
Accumulated overdistributed earnings	(777,460)	(651,338)
Total net assets (equivalent to $18.09 and $19.63 per common share as of September 30, 2024 and September 30, 2023, respectively) (Note 11)	1,487,811	1,515,764
Total liabilities and net assets	$3,198,341	$3,217,839

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2024	Year ended September 30, 2023	Year ended September 30, 2022
Interest income:
Control investments	$23,890	$21,203	$14,043
Affiliate investments	685	2,620	1,744
Non-control/Non-affiliate investments	315,681	320,862	212,677
Interest on cash and cash equivalents	5,993	4,080	452
Total interest income	346,249	348,765	228,916
PIK interest income:
Control investments	2,584	309	—
Affiliate investments	56	—	—
Non-control/Non-affiliate investments	18,192	19,455	20,526
Total PIK interest income	20,832	19,764	20,526
Fee income:
Control investments	51	51	50
Affiliate investments	5	20	20
Non-control/Non-affiliate investments	9,154	6,475	6,561
Total fee income	9,210	6,546	6,631
Dividend income:
Control investments	5,250	4,200	6,366
Non-control/Non-affiliate investments	124	11	81
Total dividend income	5,374	4,211	6,447
Total investment income	381,665	379,286	262,520
Expenses:
Base management fee	43,412	44,899	39,556
Part I incentive fee	34,764	35,831	26,644
Part II incentive fee	—	—	(8,791)
Professional fees	4,670	6,244	4,418
Directors fees	640	640	603
Interest expense	128,622	111,642	46,929
Administrator expense	1,548	1,252	1,246
General and administrative expenses	2,645	3,528	2,986
Total expenses	216,301	204,036	113,591
Management fees waived	(5,250)	(5,525)	(3,000)
Part I incentive fees waived	(4,438)	—	—
Net expenses	206,613	198,511	110,591
Net investment income before taxes	175,052	180,775	151,929
(Provision) benefit for taxes on net investment income	—	—	(3,308)
Excise tax	—	(78)	—
Net investment income	175,052	180,697	148,621
Unrealized appreciation (depreciation):
Control investments	(35,343)	(2,014)	(33,306)
Affiliate investments	(949)	(392)	(683)
Non-control/Non-affiliate investments	64,145	(26,208)	(107,136)
Foreign currency forward contracts	(8,752)	59	4,877
Net unrealized appreciation (depreciation)	19,101	(28,555)	(136,248)
Realized gains (losses):
Control investments	786	—	1,868
Non-control/Non-affiliate investments	(138,285)	(27,390)	1,585
Foreign currency forward contracts	1,143	(5,765)	13,726
Net realized gains (losses)	(136,356)	(33,155)	17,179
(Provision) benefit for taxes on realized and unrealized gains (losses)	108	(1,656)	(329)
Net realized and unrealized gains (losses), net of taxes	(117,147)	(63,366)	(119,398)
Net increase (decrease) in net assets resulting from operations	$57,905	$117,331	$29,223
Net investment income per common share — basic and diluted (1)	$2.18	$2.51	$2.45
Earnings (loss) per common share — basic and diluted (Note 5) (1)	$0.72	$1.63	$0.48
Weighted average common shares outstanding — basic and diluted (1)	80,418	72,119	60,727
__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis as necessary.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2024	Year ended September 30, 2023	Year ended September 30, 2022
Operations:
Net investment income	$175,052	$180,697	$148,621
Net unrealized appreciation (depreciation)	19,101	(28,555)	(136,248)
Net realized gains (losses)	(136,356)	(33,155)	17,179
(Provision) benefit for taxes on realized and unrealized gains (losses)	108	(1,656)	(329)
Net increase (decrease) in net assets resulting from operations	57,905	117,331	29,223
Stockholder transactions:
Distributions to stockholders	(184,027)	(185,900)	(118,657)
Net increase (decrease) in net assets from stockholder transactions	(184,027)	(185,900)	(118,657)
Capital share transactions:
Issuance of common stock in connection with mergers	—	334,034	—
Issuance of common stock under dividend reinvestment plan	7,213	5,854	3,409
Repurchase of common stock under dividend reinvestment plan	(1,551)	(2,418)	(1,857)
Issuance of common stock in connection with the "at the market" offering	92,507	1,300	20,622
Net increase (decrease) in net assets from capital share transactions	98,169	338,770	22,174
Total increase (decrease) in net assets	(27,953)	270,201	(67,260)
Net assets at beginning of period	1,515,764	1,245,563	1,312,823
Net assets at end of period	$1,487,811	$1,515,764	$1,245,563
Net asset value per common share (1)	$18.09	$19.63	$20.38
Common shares outstanding at end of period (1)	82,245	77,225	61,125

__________
(1) As discussed in Note 2, the Company completed a 1-for-3 reverse stock split on January 20, 2023, effective as of the commencement of trading on January 23, 2023. The weighted average common shares outstanding and per share information reflect the reverse stock split on a retroactive basis as necessary.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2024	Year ended September 30, 2023	Year ended September 30, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$57,905	$117,331	$29,223
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	(19,101)	28,555	136,248
Net realized (gains) losses	136,356	33,155	(17,179)
PIK interest income	(20,832)	(19,764)	(20,526)
Accretion of original issue discount on investments	(17,991)	(22,314)	(29,091)
Accretion of original issue discount on unsecured notes payable	1,304	783	679
Amortization of deferred financing costs	5,036	4,599	3,740
Deferred taxes	(5)	1,670	(973)
Purchases of investments	(1,281,419)	(742,144)	(702,063)
Proceeds from the sales and repayments of investments	1,086,222	911,975	693,745
Cash received in the OSI2 Merger	—	22,317	—
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	1,641	578	(16,115)
(Increase) decrease in due from portfolio companies	(6,213)	16,283	(20,505)
(Increase) decrease in receivables from unsettled transactions	37,893	(50,742)	3,458
(Increase) decrease in due from broker	37,200	(8,730)	(43,890)
(Increase) decrease in other assets	906	14	619
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(458)	(53,118)	677
Increase (decrease) in base management fee and incentive fee payable	(4,030)	(489)	(16,709)
Increase (decrease) in due to affiliate	(222)	408	(1,177)
Increase (decrease) in interest payable	224	4,379	3,339
Increase (decrease) in payables from unsettled transactions	4,660	(15,975)	18,895
Increase (decrease) in director fees payable	—	(9)	—
Net cash provided by (used in) operating activities	19,076	228,762	22,395
Financing activities:
Distributions paid in cash	(176,814)	(180,046)	(115,248)
Borrowings under credit facilities	255,000	572,000	300,000
Repayments of borrowings under credit facilities	(255,000)	(787,000)	(230,000)
Issuance of unsecured notes	—	296,511	—
Shares issued under the "at the market" offering	92,748	1,370	20,839
Repurchases of common stock under dividend reinvestment plan	(1,551)	(2,418)	(1,857)
Deferred financing costs paid	(1,039)	(10,596)	(334)
Deferred offering costs paid	(117)	(235)	(215)
Net cash provided by (used in) financing activities	(86,773)	(110,414)	(26,815)
Effect of exchange rate changes on foreign currency	701	827	(851)
Net increase (decrease) in cash and cash equivalents and restricted cash	(66,996)	119,175	(5,271)
Cash and cash equivalents and restricted cash, beginning of period	145,539	26,364	31,635
Cash and cash equivalents and restricted cash, end of period	$78,543	$145,539	$26,364
Supplemental information:
Cash paid for interest	$122,058	$98,189	$39,171
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$5,662	$3,436	$3,409
Deferred financing costs	1,000	442	—
Deferred offering costs	—	12	—
Issuance of shares in connection with the OSI2 Merger	—	334,034	—
Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2024	September 30, 2023	September 30, 2022
Cash and cash equivalents	$63,966	$136,450	$23,528
Restricted cash	14,577	9,089	2,836
Total cash and cash equivalents and restricted cash	$78,543	$145,539	$26,364
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	27,638	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		3,137	3,357	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	12,247	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.74%		8/28/2025		$13,928	13,928	11,360	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	—	(1,028)	(6)(15)(19)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	9.75%		8/28/2025		5,574	5,574	4,546	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.95%		10/20/2028		58,349	51,668	48,896	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.45%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	22,541	(11)(12)(14)(16)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,332	3,243	3,332	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		17,907	16,339	17,907	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,550	3,500	3,550	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,600	1,594	1,600	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		—	—	—	(15)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,093	20,802	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)
Total Control Investments (19.5% of net assets)										$372,901	$289,404

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.70%	2.00%	9/29/2026		$1,819	$1,757	$1,741	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.70%	2.00%	3/29/2027		3,637	3,493	3,463	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,541	3,026	3,183	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.70%		3/30/2026		1,560	1,520	1,506	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	1,622	(15)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,246	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,065	4,657	4,087	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		20,917	19,262	18,235	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		875	594	(15)
Total Affiliate Investments (2.4% of net assets)										$38,175	$35,677

Non-Control/Non-Affiliate Investments												(18)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			13.00%		11/17/2024		$1,989	$1,985	$1,934	(10)(15)(19)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		31,231	30,920	31,015	(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			13.00%		11/4/2024		5,336	5,332	5,288	(10)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			14.25%		9/13/2029		$21,870	$21,024	$21,979	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/30/2024		7,835	7,028	7,796	(11)(15)(20)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.25%		8/18/2028		1,985	1,975	1,996	(6)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%			11/1/2029		—	(48)	(45)	(6)(15)(19)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Revolver	SOFR+	4.75%			10/30/2029		—	(5)	(5)	(6)(15)(19)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%			1/16/2026		—	(2)	(59)	(6)(15)(19)
Accupac, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	6.00%	10.90%		1/16/2026		20,024	19,978	19,724	(6)(15)
Accupac, Inc.	Personal Care Products	First Lien Revolver	SOFR+	6.00%	10.90%		1/16/2026		2,482	2,471	2,443	(6)(15)(19)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%			9/27/2031		—	(47)	(47)	(6)(11)(15)(19)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.91%		9/27/2031		€16,817	18,424	18,393	(6)(11)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.46%		10/31/2025		$6,400	6,366	6,400	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.46%		10/31/2025		25,332	25,309	25,332	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	12.47%		10/31/2025		1,084	1,078	1,084	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025		3,079	3,062	2,955	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	12.01%		12/18/2025		875	868	840	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025		16,053	15,975	15,410	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.25%		8/15/2029		6,589	6,353	6,424	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,674,030		—	—	(11)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	33	(11)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,220	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	8.00%	8.93%	10/14/2027		10,134	9,666	9,120	(6)(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						598,283		642	802	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.45%		6/30/2025		16,143	16,115	14,852	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						118,744		206	1,413	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	315	(11)(13)(15)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.75%		12/30/2027		2,487	2,469	2,501	(6)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	13.50%		1/2/2029		17,048	16,556	16,494	(6)(15)
Amspec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.10%		12/5/2030		33,390	32,654	33,390	(6)(15)
Amspec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%			12/5/2030		—	(60)	—	(6)(15)(19)
Amspec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.50%			12/5/2029		—	(98)	—	(6)(15)(19)
Anchorage Capital CLO 20, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.89%		1/20/2035		750	715	736	(6)(11)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	10.35%		12/6/2027		47,451	46,877	47,428	(6)(15)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	12.43%		4/15/2034		3,500	3,399	3,509	(6)(11)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.66%		12/29/2027		3,243	3,234	3,087	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.29%		12/29/2027		230	220	211	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.35%		2/25/2028		7,907	7,816	6,555	(6)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		12,537	10,187	3,605	(6)(15)(20)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		$20,789	$24,326	(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan				15.89%	5/31/2031		$12,989	13,013	12,892	(11)(15)(21)
Aurelia Netherlands Midco 2 B.V.	Interactive Media & Services	First Lien Term Loan	E+	5.75%	9.55%		5/29/2031		€28,022	29,727	30,698	(6)(11)(15)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.70%	4.00%	12/24/2026		$30,724	30,169	29,802	(6)(11)(15)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.85%		10/19/2028		50,470	49,836	50,470	(6)(15)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	6.25%			10/19/2028		—	(86)	—	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027		3,214	3,183	3,025	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027		1,248	1,254	1,175	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	13.35%		6/11/2028		6,452	6,386	5,550	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	13.37%		6/11/2028		8,920	8,817	7,673	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	10.90%		7/30/2027		40,246	40,085	39,863	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.50%	10.52%		7/30/2026		2,835	2,813	2,811	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.00%	4.10%	4/19/2027		2,930	2,928	2,600	(6)(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.00%	4.10%	4/19/2027		7,062	6,921	6,268	(6)(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(6)(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						32,664		225	10	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						9,382		—	3	(11)(15)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	5.00%	9.85%		3/12/2029		19,336	18,991	19,444	(6)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,136	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	477	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	79	(15)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	12.65%		7/17/2034		489	458	462	(6)(11)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.75%	10.95%		6/21/2028		£14,807	18,480	19,878	(6)(11)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.50%	10.45%		6/21/2028		14,725	18,330	19,782	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.50%	8.10%	3.50%	4/12/2030		$12,830	12,539	12,694	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			4/12/2030		—	(33)	(15)	(6)(15)(19)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.10%		4/6/2029		6,494	6,347	6,348	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.50%			2/27/2030		—	(15)	—	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.75%		2/27/2030		13,124	12,870	13,124	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/27/2029		—	(17)	—	(6)(15)(19)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.60%		10/13/2029		10,878	10,518	10,341	(6)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	11.35%		11/8/2030		20,924	20,468	20,627	(6)(15)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(48)	(31)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		$8,456	$8,456	$8,456	(11)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		34,316	34,316	34,316	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	531	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%		15.75%	8/4/2026		23,660	23,264	21,175	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%		15.75%	2/4/2027		655	655	586	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%		15.75%	4/8/2025		647	647	579	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%		15.75%	2/4/2027		1,039	1,039	929	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%		15.75%	2/4/2027		852	852	762	(6)(15)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		725	724	375	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		959	—	496	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	4/8/2025		952	—	493	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		1,679	—	869	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	—	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.60%		8/10/2028		54,454	54,449	54,127	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.60%		8/10/2028		2,939	2,913	2,921	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			8/10/2028		—	—	(36)	(6)(15)(19)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	SOFR+	7.50%	12.25%		8/14/2026		8,974	8,884	8,121	(6)(15)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	10.06%		8/29/2031		11,933	11,697	11,858	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.35%		12/24/2029		24,741	24,369	24,741	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(16)	—	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	10.35%		12/24/2029		121	96	121	(6)(15)(19)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,345	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,834	1,817	1,834	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		—	1	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,454	11,374	11,454	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.33%		7/2/2031		20,014	19,914	19,922	(6)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.30%		7/2/2031		1,961	1,944	1,950	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(10)	(9)	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		9/30/2030		14,625	14,312	14,501	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		9/30/2030		3,692	3,656	3,661	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(34)	(14)	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	10.80%		10/5/2029		4,368	4,289	4,285	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%			10/5/2029		—	(66)	(125)	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,206		1,206	1,131	(15)(23)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		48,920	48,920	48,920	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	4	(11)(12)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.18%		9/13/2029		$11,683	$11,491	$11,521	(6)(11)(15)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.18%		9/13/2029		564	544	547	(6)(11)(15)(19)
Finthrive Software Intermediate Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	4.00%	8.96%		12/18/2028		4,291	3,594	3,862	(6)(15)
Finthrive Software Intermediate Holdings, Inc.	Health Care Technology	Second Lien Term Loan	SOFR+	6.75%			12/17/2029		31,074	28,328	23,616	(6)(15)(20)
Fortress Biotech, Inc.	Biotechnology	Warrants						27,801		427	13	(11)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	11.85%		5/3/2029		23,536	22,996	23,536	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	11.85%		5/3/2029		2,536	2,452	2,536	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.95%		6/21/2027		3,524	3,485	3,454	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.95%		6/21/2027		17,268	17,147	16,923	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(20)	(35)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.20%		4/9/2029		8,473	8,205	8,263	(6)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(40)	52	(6)(11)(15)(19)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.25%		1/19/2026		1,432	1,413	1,454	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.25%		1/19/2026		7,448	7,362	7,560	(6)(11)(15)
HPS Loan Management 10-2016	Multi-Sector Holdings	CLO Notes	SOFR+	6.67%	11.95%		4/20/2034		2,250	2,136	2,264	(6)(11)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.37%		5/16/2028		23,975	23,454	25,054	(6)(11)(15)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.35%		1/25/2030		10,446	10,261	10,372	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(18)	(7)	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.67%		8/18/2028		25,491	25,261	24,696	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	11.17%		8/18/2028		3,636	3,609	3,581	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.67%		8/18/2028		678	643	607	(6)(15)(19)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						112,990		300	—	(11)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	10.08%		8/25/2028		19,559	19,368	19,363	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/28/2028		—	(25)	(26)	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/28/2028		—	(68)	(66)	(6)(15)(19)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.46%		6/30/2025		33,079	32,876	32,332	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(42)	(86)	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.62%		3/25/2027		42,075	40,978	35,343	(6)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.97%		10/1/2026		36,029	35,643	35,668	(6)(15)
JN Bidco LLC	Health Care Technology	Common Stock								9,886	9,886	(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2027		37,635	37,211	37,123	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.00%	10.68%		10/29/2027		16,552	16,423	16,327	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	12.50%		10/29/2027		1,259	1,223	1,216	(6)(15)(19)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	12.00%		10/29/2027		926	901	894	(6)(15)(19)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2028		19,351	18,861	18,953	(6)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.95%		10/12/2027		26,156	25,039	26,556	(6)(11)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	5.50%	10.35%		6/30/2028		30,856	30,779	30,863	(6)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	10.13%		8/22/2031		26,358	25,839	25,847	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%			8/22/2031		—	(15)	(15)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			8/22/2030		$—	$(61)	$(60)	(6)(15)(19)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	9.96%		5/9/2026		55,873	55,220	54,197	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	13.20%		11/30/2026		3,167	3,123	2,993	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	13.20%		11/30/2026		5,822	5,785	5,502	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	64	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.95%		1/31/2028		2,708	2,601	2,539	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.95%		1/31/2028		23,256	22,977	21,802	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.95%		1/31/2028		2,014	1,982	1,849	(6)(15)(19)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		8,139	8,096	7,773	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		3,855	3,835	3,682	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		4,070	4,048	3,886	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		7,660	7,359	7,373	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						33,409		23	154	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						129,939		545	416	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.40%		7/21/2027		2,604	2,561	2,568	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.40%		7/21/2027		7,224	7,167	7,125	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%			7/21/2027		—	(21)	(24)	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.40%		9/30/2025		51,356	51,142	50,806	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	12.40%		9/30/2025		2,294	2,255	2,269	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2025		—	(21)	(56)	(6)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.85%		6/3/2030		7,056	6,923	6,932	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(12)	(11)	(6)(11)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.85%		6/3/2030		1,176	1,152	1,156	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(13)	(12)	(6)(11)(15)(19)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	9.10%		7/1/2031		27,705	27,169	26,588	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.56%		2/28/2031		38,326	37,751	38,326	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(24)	—	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(65)	—	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%	10.58%	3.25%	7/2/2026		50,077	49,891	48,775	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/10/2027		33,831	33,438	33,503	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/10/2027		13,829	13,797	13,695	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/10/2027		6,652	6,609	6,588	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/10/2027		792	776	760	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/10/2027		—	(69)	(44)	(6)(15)(19)
NeuAG, LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	2.25%	6.85%		12/1/2024		55,783	54,677	54,668	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.06%		11/12/2030		19,895	19,597	19,895	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		$—	$(38)	$—	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(25)	—	(6)(15)(19)
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	8.88%	11.82%	2.00%	9/19/2026		56,701	56,248	55,737	(6)(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,898	(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	932	(11)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.68%		7/20/2034		700	682	681	(6)(11)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.50%	12.75%		2/1/2029		15,231	14,956	15,231	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	12.50%		2/1/2029		4,047	3,974	3,986	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.50%			2/1/2029		—	(34)	—	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	9.50%		14.62%	2/11/2030		12,070	10,611	12,070	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	13,562	(15)
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	11.11%		7/12/2027		22,375	22,238	22,375	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.85%		11/15/2030		52,244	51,330	50,912	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(106)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(117)	(175)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,022	(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029		4,965	4,965	4,965	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029		8,601	8,601	8,601	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.62%	8/22/2029		12,902	12,902	12,902	(6)(15)
Pluralsight, LLC	Application Software	Common Stock						4,300,526		14,364	14,364	(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.97%		5/16/2031		€12,868	13,949	13,994	(6)(11)(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%			5/16/2031		—	—	—	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	11.35%		2/15/2029		$10,786	10,471	10,786	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	10.10%		2/15/2029		5,088	5,057	5,019	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			2/15/2029		—	(71)	(128)	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.50%	11.35%		2/15/2029		753	710	753	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	6.50%	11.90%		3/3/2026		26,176	25,994	26,176	(6)(15)
PRGX Global, Inc.	Data Processing & Outsourced Services	First Lien Revolver	SOFR+	6.50%			3/3/2026		—	(20)	—	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		109	415	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.84%		1/23/2029		26,642	26,376	26,410	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.10%		9/20/2030		20,274	19,902	19,887	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(39)	(41)	(6)(15)(19)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.73%		1/31/2028		£9,739	12,092	12,769	(6)(11)(15)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.70%		1/31/2028		2,123	2,547	2,715	(6)(11)(15)(19)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	12.77%	1.00%	8/31/2026		$8,819	8,629	8,334	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	12.77%	1.00%	8/31/2026		29,223	28,603	27,615	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454		1,202	470	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	14.85%		10/7/2026		22,107	21,656	21,112	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(63)	(140)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019		$327	$89	(15)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	10.18%		12/31/2029		$24,500	24,478	24,478	(6)(11)(15)(22)
Scilex Holding Co	Biotechnology	Common Stock						9,307		78	9	(11)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700		175	121	(15)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	8.85%		12/16/2028		14,963	14,925	15,009	(6)
Seres Therapeutics, Inc.	Biotechnology	Warrants						58,210		182	29	(11)(15)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.01%		4/17/2028		4,406	3,908	4,318	(6)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.00%	13.51%		4/16/2029		12,034	11,367	11,432	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.60%		4/19/2029		47,730	46,862	46,947	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(98)	(89)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000		139	—	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	10.20%		11/20/2028		18,058	17,887	18,032	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.00%			11/18/2027		—	(32)	(15)	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.69%		9/4/2029		13,780	13,259	12,555	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029		6,835	6,771	6,641
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	10.04%		4/25/2031		€18,846	20,199	20,785	(6)(11)(15)(19)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.58%		12/31/2026		$2,721	2,706	2,612	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.58%		12/31/2026		3,273	3,160	3,142	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.58%		12/31/2026		31,778	31,612	30,507	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026		—	(8)	(62)	(6)(15)(19)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	SOFR+	8.25%			7/28/2028		28,146	23,170	8,444	(6)(15)(20)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	SOFR+	9.75%			9/13/2025		932	932	932	(6)(15)(19)(20)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	12.25%		5/1/2029		25,031	24,343	24,405	(6)(11)(15)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(86)	(94)	(6)(11)(15)(19)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%			10/15/2025		26,553	25,237	23,898	(6)(15)(20)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%			10/15/2025		1,946	1,918	1,727	(6)(15)(19)(20)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.74%		5/26/2028		19,683	18,960	18,837	(6)(15)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		50,419	50,061	50,419	(11)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		15.54%	6/18/2029		6,141	5,952	6,018	(6)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		18,844	16,279	16,536	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058	—	—	—	(15)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	10.95%		12/29/2028		14,508	14,426	14,218	(6)(15)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	12.36%		1/25/2034		905	852	856	(6)(11)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	12.99%		4/22/2034		1,000	824	978	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.86%		2/13/2031		26,457	25,976	26,457	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(52)	—	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	10.85%		2/13/2030		29	(23)	29	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.35%		9/10/2031		15,773	15,617	15,618	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.35%		9/10/2031		$24	$24	$15	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	10.10%		9/10/2031		975	955	955	(6)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		2,512	2,466	2,468	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		3,198	3,134	3,142	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(11)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(11)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		4,652	4,652	4,699	(11)(15)(21)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2025		—	—	—	(11)(15)(19)(21)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	12.85%	6.00%	1/23/2026		2,782	2,760	2,546	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						127,452		2,057	1,657	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.39%	4.13%	11/28/2029		30,570	29,933	30,396	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.39%	4.13%	11/29/2029		1,449	1,449	1,448	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(70)	(19)	(6)(15)(19)
Zep Inc.	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	8.25%		10/2/2028		19,431	19,407	19,431	(6)(15)
Total Non-Control/Non-Affiliate Investments (181.2% of net assets)										$2,733,843	$2,696,198
Total Portfolio Investments (203.1% of net assets)										$3,144,919	$3,021,279
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$34,597	$34,597
Other cash accounts										43,946	43,946
Total Cash and Cash Equivalents and Restricted Cash (5.3% of net assets)										$78,543	$78,543
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (208.3% of net assets)										$3,223,462	$3,099,822

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$84,291	€76,394	11/7/2024	JPMorgan Chase Bank, N.A.	$(1,102)
Foreign currency forward contract	$53,624	£42,021	11/7/2024	JPMorgan Chase Bank, N.A.	(2,739)
					$(3,841)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(20,229)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	7,227
						$(13,002)

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59%, the 180-day SOFR at 4.25%, the PRIME at 8.00%, the SONIA at 5.50%, the 90-day EURIBOR at 3.54% and the 180-day EURIBOR at 3.11%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2024 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2024, qualifying assets represented 74.4% of the Company's total assets and non-qualifying assets represented 25.6% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.
(13)This investment represents Seller Earn Out Shares in Alvotech Holdings S.A. The Seller Earn Out Shares will vest if, at any time through June 16, 2027, the Alvotech Holdings S.A. common share price is at or above a volume weighted average price ("VWAP") of $20.00 per share for any ten trading days within any twenty trading day period.
(14)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition of the Company's joint ventures.
(15)As of September 30, 2024, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
(16)This investment was valued using net asset value as a practical expedient for fair value. Consistent with ASC 820, these investments are excluded from the hierarchical levels.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

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
(20)This investment was on non-accrual status as of September 30, 2024.
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
(13)This investment represents Seller Earn Out Shares in Alvotech Holdings S.A. One half of the Seller Earn Out Shares will vest if, at any time through June 16, 2027, the Alvotech Holdings S.A. common share price is at or above a VWAP of $15.00 per share for any ten trading days within any twenty trading day period, and the other half will vest, if at any time during such period, the common share price is at or above a VWAP of $20.00 per share for any ten trading days within any twenty trading day period.
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
The Company is externally managed by Oaktree Fund Advisors, LLC ("Oaktree"), pursuant to an investment advisory agreement between the Company and Oaktree (as amended and restated, the "Investment Advisory Agreement"). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020. Oaktree Fund Administration, LLC ("Oaktree Administrator"), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the "Administration Agreement"). See Note 10. In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management Inc. and collectively with its affiliates, "Brookfield") acquired a majority economic interest in Oaktree Capital Group, LLC. Oaktree and its affiliates operate as an independent business within Brookfield, with their own product offerings and investment, marketing and support teams.
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
The fair value of the Company's investments as of September 30, 2024 and September 30, 2023 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "due from broker," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable " and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were four investments on non-accrual status that in aggregate represented 2.4% and 1.8% of total debt investments at cost and fair value, respectively.
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
As of September 30, 2024, included in restricted cash was $14.6 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $14.6 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility. As of September 30, 2023, included in restricted cash was $9.1 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of September 30, 2024, 203.1% of net assets at fair value, or $3.0 billion, was invested in 144 portfolio companies, including (i) $135.2 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $48.9 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of September 30, 2024, 5.3% of net assets at fair value, or $78.5 million, was invested in cash and cash equivalents (including $14.6 million of restricted cash). In comparison, as of September 30, 2023, 190.8% of net assets at fair value, or $2.9 billion, was invested in 143 portfolio investments, including (i) $141.5 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $50.0 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2023, 9.6% of net assets at fair value, or $145.5 million, was invested in cash and cash equivalents (including $9.1 million of restricted cash). As of September 30, 2024, 85.2% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.0% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2023, 86.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 7.5% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2024, 2023 and 2022, the Company recorded net realized gains (losses) of $(136.4) million, $(33.2) million and $17.2 million, respectively. During the years ended September 30, 2024, 2023 and 2022, the Company recorded net unrealized appreciation (depreciation) of $19.1 million, $(28.6) million and $(136.2) million, respectively.
The composition of the Company's investments as of September 30, 2024 and September 30, 2023 at cost and fair value was as follows:

	September 30, 2024		September 30, 2023
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,723,134	$2,684,858	$2,654,484	$2,557,102
Investments in equity securities	202,670	152,328	171,858	143,767
Debt investments in the JVs	164,324	161,552	162,986	162,673
Equity investments in the JVs	54,791	22,541	54,791	28,878
Total	$3,144,919	$3,021,279	$3,044,119	$2,892,420

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of September 30, 2024 and September 30, 2023 at floating rates and fixed rates:

	September 30, 2024		September 30, 2023
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,516,316	88.40%	$2,345,205	86.23%
Fixed rate debt securities	330,094	11.60	374,570	13.77
Total	$2,846,410	100.00%	$2,719,775	100.00%

The following table presents the financial instruments carried at fair value as of September 30, 2024 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$254,627	$2,320,310	$—	$2,574,937
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	16,127	255,346	—	271,473
Investments in equity securities (preferred)	—	—	66,320	—	66,320
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	1,422	2,830	81,756	22,541	108,549
Total investments at fair value	1,422	273,584	2,723,732	22,541	3,021,279
Cash equivalents	34,597	—	—	—	34,597
Total assets at fair value	$36,019	$273,584	$2,723,732	$22,541	$3,055,876
Derivative liabilities	$—	$16,843	$—	$—	$16,843
Total liabilities at fair value	$—	$16,843	$—	$—	$16,843
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2023 to September 30, 2024 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2023	$2,292,691	$189,724	$86,057	$51,440	$2,619,912
Purchases	838,357	71,788	7,578	1,749	919,472
Sales and repayments	(732,739)	(5,019)	(205)	(860)	(738,823)
Transfers in (a)(c)	43,451	—	—	63,952	107,403
Transfers out (b)(c)	(97,840)	(4,657)	(1,159)	(283)	(103,939)
Capitalized PIK interest income	22,624	2,339	—	—	24,963
Accretion of OID	12,756	1,418	—	—	14,174
Net unrealized appreciation (depreciation)	43,104	(293)	11,642	(32,516)	21,937
Net realized gains (losses)	(102,094)	46	(37,593)	(1,726)	(141,367)
Fair value as of September 30, 2024	$2,320,310	$255,346	$66,320	$81,756	$2,723,732
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of September 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2024	$(5,669)	$(873)	$5,704	$(35,621)	$(36,459)
__________
(a) There were $38.8 million of transfers into Level 3 from Level 2 for investments during the year ended September 30, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were $35.0 million of transfers out of Level 3 to Level 2 for investments during the year ended September 30, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There were investment restructurings during the year ended September 30, 2024 in which (1) $62.8 million of
Level 3 senior secured debt was exchanged for Level 3 common equity, (2) $4.7 million of Level 3 subordinated debt was exchanged for Level 3 senior secured debt, (3) $1.2 million of Level 3 preferred equity was exchanged for Level 3 common equity and (4) $0.3 million of Level 3 common stock was converted to Level 1 common stock.

The following table provides a roll-forward in the changes in fair value from September 30, 2022 to September 30, 2023 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$2,044,221	Market Yield	Market Yield	(b)	5.7%	-	31.0%	12.0%
	52,857	Enterprise Value	Revenue Multiple	(c)	2.0x	-	5.5x	3.7x
	26,927	Enterprise Value	EBITDA Multiple	(c)	4.5x	-	7.5x	5.7x
	33,272	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	163,033	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	93,794	Market Yield	Market Yield	(b)	5.0%	-	45.0%	10.1%
Debt Investments in the JVs	161,552	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	80,720	Enterprise Value	Revenue Multiple	(c)	0.3x	-	7.2x	2.0x
	66,106	Enterprise Value	EBITDA Multiple	(c)	2.9x	-	15.0x	10.2x
	1,250	Enterprise Value	Asset Multiple	(c)	1.0x	-	1.4x	1.4x
Total	$2,723,732
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$430,000	$430,000	$—	$—	$430,000
OSI2 Citibank Facility payable	280,000	280,000	—	—	280,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	299,492	298,146	—	298,146	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	327,612	327,723	—	327,723	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	301,589	312,264	—	312,264	—
Total	$1,638,693	$1,648,133	$—	$938,133	$710,000

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,615,066	83.14%	$2,594,640	85.24%
Debt investments in the JVs	164,324	5.23%	162,986	5.35%
Common equity and warrants	134,452	4.28%	72,261	2.37%
Subordinated debt	108,068	3.44%	59,844	1.97%
Preferred equity	68,218	2.17%	99,597	3.27%
LLC equity interests of the JVs	54,791	1.74%	54,791	1.80%
Total	$3,144,919	100.00%	$3,044,119	100.00%

	September 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,574,937	85.21%	173.06%	$2,501,385	86.47%	165.01%
Debt investments in the JVs	161,552	5.35%	10.86%	162,673	5.62%	10.73%
Subordinated debt	109,921	3.64%	7.39%	55,717	1.93%	3.68%
Common equity and warrants	86,008	2.85%	5.78%	57,710	2.00%	3.81%
Preferred equity	66,320	2.20%	4.46%	86,057	2.98%	5.68%
LLC equity interests of the JVs	22,541	0.75%	1.52%	28,878	1.00%	1.91%
Total	$3,021,279	100.00%	203.07%	$2,892,420	100.00%	190.82%

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

	September 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,033,467	32.86%	$1,012,955	33.27%
Southeast	464,992	14.79%	375,247	12.33%
Midwest	397,640	12.64%	360,506	11.84%
International	343,033	10.91%	418,595	13.75%
West	320,407	10.19%	393,390	12.92%
Southwest	285,648	9.08%	153,318	5.04%
South	241,098	7.67%	202,374	6.65%
Northwest	58,634	1.86%	127,734	4.20%
Total	$3,144,919	100.00%	$3,044,119	100.00%

	September 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$965,469	31.94%	64.89%	$945,422	32.69%	62.37%
Southeast	419,669	13.89%	28.21%	354,444	12.25%	23.38%
Midwest	390,607	12.93%	26.25%	350,620	12.12%	23.13%
International	354,662	11.74%	23.84%	414,079	14.32%	27.32%
West	314,994	10.43%	21.17%	384,055	13.28%	25.34%
Southwest	279,653	9.26%	18.80%	130,455	4.51%	8.61%
South	237,634	7.87%	15.97%	188,541	6.52%	12.44%
Northwest	58,591	1.94%	3.94%	124,804	4.31%	8.23%
Total	$3,021,279	100.00%	203.07%	$2,892,420	100.00%	190.82%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2024 and September 30, 2023:

	September 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$532,200	16.85%	$468,483	15.39%
Multi-Sector Holdings (1)	228,181	7.26	219,469	7.21
Health Care Services	149,904	4.77	81,560	2.68
Health Care Technology	105,932	3.37	106,915	3.51
Interactive Media & Services	95,564	3.04	19,013	0.62
Pharmaceuticals	94,639	3.01	84,948	2.79
Industrial Machinery & Supplies & Components	82,624	2.63	99,511	3.27
Data Processing & Outsourced Services	80,058	2.55	133,410	4.38
Diversified Support Services	79,799	2.54	23,435	0.77
Aerospace & Defense	72,927	2.32	51,797	1.70
Real Estate Operating Companies	72,839	2.32	83,754	2.75
Diversified Financial Services	66,597	2.12	61,725	2.03
Environmental & Facilities Services	65,229	2.07	63,064	2.07
Metal, Glass & Plastic Containers	64,769	2.06	55,530	1.82
Personal Care Products	63,425	2.02	68,146	2.24
Airport Services	63,110	2.01	55,961	1.84
Health Care Distributors	60,316	1.92	62,044	2.04
Real Estate Services	55,220	1.76	44,717	1.47
Fertilizers & Agricultural Chemicals	54,677	1.74	64,720	2.13
Internet Services & Infrastructure	53,376	1.70	60,934	2.00
Diversified Metals & Mining	50,061	1.59	49,842	1.64
Home Improvement Retail	49,891	1.59	54,236	1.78
Communications Equipment	46,764	1.49	—	—
Specialized Finance	45,156	1.44	73,035	2.40
Biotechnology	43,821	1.39	126,349	4.15
Soft Drinks & Non-alcoholic Beverages	42,898	1.36	42,628	1.40
Automotive Retail	40,964	1.30	57,596	1.89
Systems Software	39,316	1.25	23,111	0.76
Office Services & Supplies	38,891	1.24	—	—
Real Estate Development	38,237	1.22	23,965	0.79
Leisure Facilities	37,958	1.21	39,076	1.28
Other Specialty Retail	36,810	1.17	41,088	1.35
Electrical Components & Equipment	32,834	1.04	32,440	1.07
Construction & Engineering	31,602	1.00	22,102	0.73
Movies & Entertainment	30,779	0.98	12,188	0.40
Health Care Equipment	28,823	0.92	22,441	0.74
Construction Machinery & Heavy Transportation Equipment	25,901	0.82	—	—
Specialized Consumer Services	25,763	0.82	—	—
Passenger Airlines	25,039	0.80	24,920	0.82
Wireless Telecommunication Services	24,257	0.77	—	—
Home Furnishings	24,102	0.77	23,859	0.78
Gold	23,454	0.75	23,310	0.77
Broadline Retail	22,231	0.71	83,290	2.74
Hotels, Resorts & Cruise Lines	20,612	0.66	17,195	0.56
Packaged Foods & Meats	19,863	0.63	—	—
Specialty Chemicals	19,407	0.62	38,640	1.27
Oil & Gas Storage & Transportation	19,309	0.61	22,042	0.72
Insurance Brokers	19,222	0.61	52,856	1.74
Paper & Plastic Packaging Products & Materials	18,379	0.58	3,254	0.11
Apparel Retail	17,855	0.57	4,999	0.16
Food Distributors	14,639	0.47	5,897	0.19
Health Care Supplies	14,426	0.46	11,646	0.38
Advertising	11,418	0.36	25,597	0.84
Education Services	8,205	0.26	13,871	0.46
Financial Exchanges & Data	8,050	0.26	—	—
Housewares & Specialties	2,806	0.09	2,908	0.10
Integrated Telecommunication Services	2,057	0.07	18,801	0.62
Distributors	1,733	0.06	37,666	1.24
Auto Parts & Equipment	—	—	48,536	1.59
Consumer Finance	—	—	16,440	0.54
Restaurants	—	—	12,603	0.41
Air Freight & Logistics	—	—	4,925	0.16
Integrated Oil & Gas	—	—	4,894	0.16
Research & Consulting Services	—	—	4,871	0.16
Cable & Satellite	—	—	4,619	0.15
Other Specialized REITs	—	—	4,379	0.14
Leisure Products	—	—	2,055	0.07
Technology Distributors	—	—	813	0.03
	$3,144,919	100.00%	$3,044,119	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$523,007	17.34%	35.16%	$455,719	15.73%	30.03%
Multi-Sector Holdings (1)	193,579	6.41	13.01	193,431	6.69	12.76
Health Care Services	127,935	4.23	8.60	66,683	2.31	4.40
Health Care Technology	104,795	3.47	7.04	95,404	3.30	6.29
Interactive Media & Services	96,963	3.21	6.52	19,199	0.66	1.27
Pharmaceuticals	91,804	3.04	6.17	80,455	2.78	5.31
Industrial Machinery & Supplies & Components	84,977	2.81	5.71	98,352	3.40	6.49
Diversified Support Services	80,638	2.67	5.42	23,352	0.81	1.54
Aerospace & Defense	74,327	2.46	5.00	51,862	1.79	3.42
Data Processing & Outsourced Services	73,673	2.44	4.95	125,259	4.33	8.26
Real Estate Operating Companies	71,246	2.36	4.79	82,463	2.85	5.44
Diversified Financial Services	66,324	2.20	4.46	60,003	2.07	3.96
Environmental & Facilities Services	64,119	2.12	4.31	62,413	2.16	4.12
Health Care Distributors	58,906	1.95	3.96	60,865	2.10	4.02
Personal Care Products	57,451	1.90	3.86	59,928	2.07	3.95
Airport Services	55,434	1.83	3.73	54,453	1.88	3.59
Fertilizers & Agricultural Chemicals	54,668	1.81	3.67	63,185	2.18	4.17
Real Estate Services	54,197	1.79	3.64	43,886	1.52	2.90
Internet Services & Infrastructure	53,019	1.75	3.56	60,579	2.09	4.00
Diversified Metals & Mining	50,419	1.67	3.39	49,869	1.72	3.29
Home Improvement Retail	48,775	1.61	3.28	53,168	1.84	3.51
Metal, Glass & Plastic Containers	47,191	1.56	3.17	53,459	1.85	3.53
Communications Equipment	46,858	1.55	3.15	—	—	—
Biotechnology	45,954	1.52	3.09	125,678	4.35	8.29
Specialized Finance	44,551	1.47	2.99	69,590	2.41	4.59
Soft Drinks & Non-alcoholic Beverages	42,674	1.41	2.87	42,391	1.47	2.80
Systems Software	39,813	1.32	2.68	21,968	0.76	1.45
Other Specialty Retail	39,660	1.31	2.67	41,115	1.42	2.71
Automotive Retail	39,111	1.29	2.63	55,805	1.93	3.68
Real Estate Development	38,237	1.27	2.57	23,679	0.82	1.56
Office Services & Supplies	38,149	1.26	2.56	—	—	—
Leisure Facilities	37,544	1.24	2.52	36,963	1.28	2.44
Electrical Components & Equipment	32,246	1.07	2.17	32,573	1.13	2.15
Construction & Engineering	31,063	1.03	2.09	21,903	0.76	1.45
Movies & Entertainment	30,863	1.02	2.07	11,865	0.41	0.78
Passenger Airlines	26,556	0.88	1.78	27,512	0.95	1.82
Construction Machinery & Heavy Transportation Equipment	26,486	0.88	1.78	—	—	—
Health Care Equipment	26,264	0.87	1.77	22,436	0.78	1.48
Specialized Consumer Services	25,772	0.85	1.73	—	—	—
Gold	25,054	0.83	1.68	23,328	0.81	1.54
Wireless Telecommunication Services	24,311	0.80	1.63	—	—	—
Broadline Retail	22,554	0.75	1.52	69,040	2.39	4.55
Hotels, Resorts & Cruise Lines	20,342	0.67	1.37	16,991	0.59	1.12
Packaged Foods & Meats	19,846	0.66	1.33	—	—	—
Specialty Chemicals	19,431	0.64	1.31	38,615	1.34	2.55
Insurance Brokers	19,221	0.64	1.29	53,050	1.83	3.50
Paper & Plastic Packaging Products & Materials	18,307	0.61	1.23	3,061	0.11	0.20
Apparel Retail	18,017	0.60	1.21	5,002	0.17	0.33
Oil & Gas Storage & Transportation	15,604	0.52	1.05	16,040	0.55	1.06
Food Distributors	15,484	0.51	1.04	5,166	0.18	0.34
Health Care Supplies	14,218	0.47	0.96	11,363	0.39	0.75
Advertising	11,515	0.38	0.77	11,955	0.41	0.79
Home Furnishings	9,376	0.31	0.63	19,954	0.69	1.32
Education Services	8,263	0.27	0.56	13,618	0.47	0.90
Financial Exchanges & Data	8,065	0.27	0.54	—	—	—
Housewares & Specialties	2,546	0.08	0.17	2,808	0.10	0.19
Distributors	2,220	0.07	0.15	37,311	1.29	2.46
Integrated Telecommunication Services	1,657	0.05	0.11	16,492	0.57	1.09
Auto Parts & Equipment	—	—	—	49,148	1.70	3.24
Consumer Finance	—	—	—	15,087	0.52	1.00
Restaurants	—	—	—	12,464	0.43	0.82
Research & Consulting Services	—	—	—	4,831	0.17	0.32
Integrated Oil & Gas	—	—	—	4,785	0.17	0.32
Cable & Satellite	—	—	—	4,546	0.16	0.30
Air Freight & Logistics	—	—	—	4,263	0.15	0.28
Other Specialized REITs	—	—	—	3,198	0.11	0.21
Leisure Products	—	—	—	2,063	0.07	0.14
Technology Distributors	—	—	—	776	0.03	0.05
Total	$3,021,279	100.00%	203.07%	$2,892,420	100.00%	190.82%
___________________
(1)This industry includes the Company's investments in the JVs and CLOs.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2024 and September 30, 2023, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2024 and September 30, 2023, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2024. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2024, the revolving period of the SLF JV I Facility was scheduled to expire April 17, 2027 and the maturity date was April 22, 2027. As of September 30, 2024, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 1.70% per annum. As of September 30, 2024 and September 30, 2023, $200.0 million and $149.0 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of September 30, 2024 and September 30, 2023, SLF JV I had total assets of $375.8 million and $376.1 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 48 portfolio companies as of each of September 30, 2024 and September 30, 2023. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of September 30, 2024, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $135.2 million in aggregate, at fair value. As of September 30, 2023, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $141.5 million in aggregate, at fair value.
As of each of September 30, 2024 and September 30, 2023, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of September 30, 2024 and September 30, 2023, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
Senior secured loans (1)	$330,094	$332,637
Weighted average interest rate on senior secured loans (2)	9.56%	10.62%
Number of borrowers in SLF JV I	48	48
Largest exposure to a single borrower (1)	$10,495	$11,286
Total of five largest loan exposures to borrowers (1)	$49,413	$54,051
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2024

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.25%		8/18/2028		$10,495	$10,404	$10,553	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025		1,026	1,019	985	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025		6,072	6,038	5,829	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.45%		6/30/2025		8,329	8,304	7,663	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.10%		2/15/2031		7,961	7,902	7,781
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.52%		12/29/2027		4,092	4,048	3,896	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.29%		12/29/2027		290	284	266	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.35%		2/25/2028		2,546	2,517	2,111	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		4,037	3,877	1,161	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.95%		8/19/2028		7,775	7,589	7,660
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.20%		8/19/2028		1,970	1,886	1,944
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.10%		2/15/2029		9,034	8,790	8,992
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.70%	4.00%	12/24/2026		6,548	6,430	6,351	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027		1,735	1,724	1,633	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027		6,242	6,183	5,875	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.27%		5/10/2027		9,173	9,017	9,151
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.01%		7/30/2031		8,000	7,983	7,994
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,683	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.16%		8/10/2027		2,348	2,325	1,751
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	12.27%		8/10/2027		1,976	1,955	1,474
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%	11.16%		8/10/2027		1,955	1,936	1,458
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%	11.50%		8/10/2027		600	594	447	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%	12.02%		8/10/2027		2	2	1
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.60%		3/30/2029		8,153	7,621	8,129
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.60%		10/13/2029		7,765	7,428	7,381	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	9.25%		1/30/2031		7,980	7,900	8,039
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%	8.60%		7/31/2029		8,643	8,559	8,684
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.21%		8/2/2029		6,711	6,635	6,618
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.60%		4/26/2029		9,029	8,913	9,076
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.55%		4/2/2029		1,179	1,177	1,121
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	10.06%		8/29/2031		4,208	4,149	4,182	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.76%		7/1/2031		7,000	6,965	7,061
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.20%		4/9/2029		7,840	7,687	7,646	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029		$5,089	$5,028	$5,071
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.21%		6/30/2026		7,256	7,205	7,247
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.62%		3/25/2027		8,500	8,392	7,140	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	9.36%		8/15/2028		8,890	8,675	8,908
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2028		7,896	7,682	7,734	(4)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	9.96%		5/9/2026		29	29	28	(4)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.60%		7/29/2029		10,000	9,876	9,848
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.85%		8/25/2031		10,000	9,652	9,625
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.25%	8.45%		3/1/2029		7,890	7,656	7,872
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	8.10%		6/17/2031		8,000	7,953	7,892
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.70%		2/1/2028		1,978	1,977	1,909
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.70%		2/11/2028		7,948	7,871	7,893
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.62%	8/22/2029		1,544	1,544	1,544	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029		1,030	1,030	1,030	(4)
Pluralsight, LLC	Application Software	Common Stock						514,789		1,719	1,719	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.10%		4/5/2030		8,920	8,793	8,927
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	8.76%		3/16/2027		2,963	2,963	2,966
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	8.85%		2/12/2031		6,983	6,913	6,996
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029		938	893	919
SHO Holding I Corporation	Footwear	First Lien Term Loan		6.50%	11.82%		6/30/2029		2,634	2,634	2,529
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	12.32%		6/30/2029		1,451	1,451	1,306
SHO Holding I Corporation	Footwear	Common Stock						2,746		4,295	3,145
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.01%		4/17/2028		2,947	2,640	2,888	(4)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	8.00%		10/5/2027		8,601	8,563	8,628
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.69%		9/4/2029		5,349	5,147	4,873	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	8.35%		9/27/2030		7,960	7,841	7,757
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.10%		4/19/2031		4,478	4,433	4,496
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.57%		4/4/2031		5,486	5,459	5,512
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	10.95%		12/29/2028		7,139	7,052	6,996	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	8.60%		9/15/2028		7,481	7,481	7,502
Total Portfolio Investments									$330,094	$337,882	$329,496

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

_______
(1) Represents the interest rate as of September 30, 2024. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2024, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 4.85% and the 90-day SOFR at 4.59%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of September 30, 2024 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of September 30, 2024.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of September 30, 2024.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of September 30, 2024 and September 30, 2023. The Company earned interest income of $14.3 million, $12.7 million and $8.0 million on the SLF JV I Notes for the years ended September 30, 2024, 2023 and 2022, respectively. As of September 30, 2024, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $22.5 million, respectively, as of September 30, 2024, and $54.8 million and $28.9 million, respectively, as of September 30, 2023. The Company earned $5.3 million, $4.2 million and $2.9 million in dividend income for the years ended September 30, 2024, 2023 and 2022, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of September 30, 2024 and September 30, 2023 and for the years ended September 30, 2024, 2023 and 2022:

	September 30, 2024	September 30, 2023
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2024: $337,882; cost September 30, 2023: $331,808)	$329,496	$322,179
Cash and cash equivalents	36,082	31,950
Restricted cash	6,994	2,987
Other assets	3,260	18,988
Total assets	$375,832	$376,104

Senior credit facility payable	$200,000	$149,000
Secured borrowings	11,311	38,845
SLF JV I Notes payable at fair value (proceeds September 30, 2024: $128,750; proceeds September 30, 2023: $128,750)	128,750	128,750
Other liabilities	10,007	26,630
Total liabilities	$350,068	$343,225
Members' equity	25,764	32,879
Total liabilities and members' equity	$375,832	$376,104

	Year ended September 30, 2024	Year ended September 30, 2023	Year ended September 30, 2022
Selected Statements of Operations Information:
Interest income	$37,250	$38,984	$24,014
Other income	153	290	198
Total investment income	37,403	39,274	24,212
Senior credit facility and secured borrowing interest expense	15,904	19,002	7,713
SLF JV I Notes interest expense	16,292	14,544	9,146
Other expenses	315	442	253
Total expenses (1)	32,511	33,988	17,112
Net investment income	4,892	5,286	7,100
Net unrealized appreciation (depreciation)	1,245	13,416	(23,661)
Net realized gains (losses)	(7,251)	(10,962)	534
Net income (loss)	$(1,114)	$7,740	$(16,027)
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
During the year ended September 30, 2024, the Company purchased $25.1 million of senior secured debt investments from SLF JV I for $24.1 million cash consideration, which represented the fair value at the time of purchase. During the year ended September 30, 2023, the Company sold $31.8 million of senior secured debt investments to SLF JV I for $30.6 million cash consideration, which represented the fair value at the time of sale. A loss of $0.2 million was recognized by the Company on these transactions. During the year ended September 30, 2022, the Company sold $9.7 million of senior secured debt investments to SLF JV I for $9.7 million cash consideration, which represented the fair value at the time of sale. A gain of $0.5 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of September 30, 2024 and September 30, 2023, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of September 30, 2024, had a revolving period end date and maturity date of April 17, 2027 and April 22, 2027, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of September 30, 2024, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 1.70% per annum. $79.0 million and $53.0 million of borrowings were outstanding under the Glick JV Facility as of September 30, 2024 and September 30, 2023, respectively.
As of September 30, 2024 and September 30, 2023, the Glick JV had total assets of $145.0 million and $141.2 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 44 and 38 portfolio companies as of September 30, 2024 and September 30, 2023, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $48.9 million and $50.0 million in the aggregate at fair value as of September 30, 2024 and September 30, 2023, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of September 30, 2024 and September 30, 2023, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of September 30, 2024 and September 30, 2023, of which $73.5 million was from the Company. As of each of September 30, 2024 and September 30, 2023, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of September 30, 2024 and September 30, 2023, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
Senior secured loans (1)	$125,405	$130,589
Weighted average current interest rate on senior secured loans (2)	9.65%	10.77%
Number of borrowers in the Glick JV	44	38
Largest loan exposure to a single borrower (1)	$5,898	$6,230
Total of five largest loan exposures to borrowers (1)	$22,152	$28,396
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of September 30, 2024

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.25%		8/18/2028	$1,980	$1,948	$1,991	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	3,359	3,341	3,225	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	513	510	493	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.45%		6/30/2025	5,897	5,880	5,426	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.10%		2/15/2031	3,485	3,459	3,406
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.52%		12/29/2027	1,699	1,681	1,617	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.29%		12/29/2027	120	118	110	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.35%		2/25/2028	1,047	1,035	868	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028	1,661	1,619	477	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.95%		8/19/2028	3,149	3,073	3,102
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.20%		8/19/2028	985	943	972
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.10%		2/15/2029	2,942	2,850	2,929
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.70%	4.00%	12/24/2026	3,778	3,710	3,664	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027	3,328	3,298	3,133	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027	792	787	745	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.27%		5/10/2027	3,718	3,657	3,710
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.01%		7/30/2031	3,000	2,993	2,998
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.60%		3/30/2029	2,621	2,456	2,613
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.60%		10/13/2029	2,570	2,446	2,443	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	9.25%		1/30/2031	2,993	2,963	3,015
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%	8.60%		7/31/2029	2,813	2,792	2,826
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.21%		8/2/2029	2,957	2,932	2,916
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.60%		4/26/2029	3,534	3,488	3,553
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.85%		4/2/2029	392	387	373
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	10.06%		8/29/2031	1,025	1,011	1,019	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.76%		7/1/2031	3,000	2,985	3,026

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.20%		4/9/2029	$3,920	$3,843	$3,823	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029	3,125	3,088	3,114
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.21%		6/30/2026	3,870	3,842	3,865
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.62%		3/25/2027	2,125	2,098	1,785	(4)
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	9.36%		8/15/2028	3,551	3,454	3,558
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2028	2,987	2,899	2,926	(4)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.60%		7/29/2029	4,000	3,950	3,939
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.85%		8/25/2031	4,000	3,861	3,850
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	8.10%		6/17/2031	3,500	3,480	3,453
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.70%		2/1/2028	990	989	954
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.70%		2/11/2028	2,980	2,944	2,959
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029	662	662	662	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.62%	8/22/2029	993	993	993	(4)
Pluralsight, LLC	Application Software	Common Equity & Warrants							1,105	1,105	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.10%		4/5/2030	1,985	1,980	1,986
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	8.76%		3/16/2027	1,480	1,481	1,483
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	8.85%		2/12/2031	2,993	2,963	2,998
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029	697	664	683
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029	1,957	1,957	1,879
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	12.32%		6/30/2029	1,078	1,078	970
SHO Holding I Corporation	Footwear	Common Equity & Warrants							3,194	2,337
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	8.00%		10/5/2027	3,266	3,250	3,277
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.69%		9/4/2029	1,918	1,846	1,748	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	8.35%		9/27/2030	3,980	3,920	3,878
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.10%		4/19/2031	1,493	1,478	1,499
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.57%		4/4/2031	1,995	1,985	2,004
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	10.95%		12/29/2028	8	7	7	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	8.60%		9/15/2028	2,494	2,494	2,502
Total Portfolio Investments								$125,405	$127,867	$124,887
__________
(1) Represents the interest rate as of September 30, 2024. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2024, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 4.85% and the 90-day SOFR at 4.59%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of September 30, 2024 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of September 30, 2024.

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
(6) This investment was on non-accrual status as of September 30, 2024.

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

The cost and fair value of the Company's aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. The cost and fair value of the Company's aggregate investment in the Glick JV was $50.3 million and $50.0 million, respectively, as of September 30, 2023. For the years ended September 30, 2024, 2023 and 2022, the Company's investment in the Glick JV Notes earned interest income of $7.2 million, $6.7 million and $4.7 million, respectively. The Company did not earn dividend income for the years ended September 30, 2024, 2023 and 2022 with respect to its investment in the LLC equity interest of the Glick JV. As of September 30, 2024, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for the Glick JV as of September 30, 2024 and September 30, 2023 and for the years ended September 30, 2024, 2023 and 2022:

	September 30, 2024	September 30, 2023
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2024: $127,867; cost September 30, 2023: $127,788)	$124,887	$123,343
Cash and cash equivalents	10,907	12,119
Restricted cash	1,032	184
Other assets	8,177	5,521
Total assets	$145,003	$141,167

Senior credit facility payable	$79,000	$53,000
Glick JV Notes payable at fair value (proceeds September 30, 2024: $66,685; proceeds September 30, 2023: $66,685)	55,886	57,201
Secured borrowings	5,766	18,106
Other liabilities	4,351	12,860
Total liabilities	$145,003	$141,167
Members' equity	—	—
Total liabilities and members' equity	$145,003	$141,167

	For the year ended September 30, 2024	For the year ended September 30, 2023	For the year ended September 30, 2022
Selected Statements of Operations Information:
Interest income	$14,111	$14,043	$9,703
Fee income	70	63	149
Total investment income	14,181	14,106	9,852
Senior credit facility and secured borrowing interest expense	6,228	6,560	2,747
Glick JV Notes interest expense	6,743	6,056	3,576
Other expenses	143	182	168
Total expenses (1)	13,114	12,798	6,491
Net investment income	1,067	1,308	3,361
Net unrealized appreciation (depreciation)	2,781	1,254	(3,216)
Realized gain (loss)	(3,848)	(2,562)	(145)
Net income (loss)	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the year ended September 30, 2024, the Company purchased $7.9 million of senior secured debt investments from Glick JV for $7.8 million cash consideration, which represented the fair value at the time of purchase. During the year ended September 30, 2023, the Company sold $6.5 million of senior secured debt investments to Glick JV for $6.3 million cash consideration, which represented the fair value at the time of sale. During the year ended September 30, 2022, the Company did not sell any debt investments to the Glick JV.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the years ended September 30, 2024, 2023 and 2022, the Company recorded total fee income of $9.2 million, $6.5 million and $6.6 million, respectively, of which $0.3 million, $0.9 million and $0.9 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees.

Note 5. Share Data and Net Assets
The share and per share information disclosed in Note 5 have been retroactively adjusted as necessary to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2024, 2023 and 2022:

(Share amounts in thousands)	Year ended September 30, 2024	Year ended September 30, 2023	Year ended September 30, 2022
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$57,905	$117,331	$29,223
Weighted average common shares outstanding — basic and diluted	80,418	72,119	60,727
Earnings (loss) per common share — basic and diluted	$0.72	$1.63	$0.48

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the years ended September 30, 2024, 2023 and 2022:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2021	60,120	$601	$1,805,557	$(493,335)	$1,312,823
Net investment income	—	—	—	148,621	148,621
Net unrealized appreciation (depreciation)	—	—	—	(136,248)	(136,248)
Net realized gains (losses)	—	—	—	17,179	17,179
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(329)	(329)
Distributions to stockholders	—	—	—	(118,657)	(118,657)
Issuance of common stock in connection with the "at the market" offering	934	9	20,613	—	20,622
Issuance of common stock under dividend reinvestment plan	166	2	3,407	—	3,409
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,856)	—	(1,857)
Balance as of September 30, 2022	61,125	611	1,827,721	(582,769)	1,245,563
Net investment income	—	—	—	180,697	180,697
Net unrealized appreciation (depreciation)	—	—	—	(28,555)	(28,555)
Net realized gains (losses)	—	—	—	(33,155)	(33,155)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(1,656)	(1,656)
Distributions to stockholders	—	—	—	(185,900)	(185,900)
Issuance of common stock in connection with the OSI2 Merger	15,860	159	333,875	—	334,034
Issuance of common stock in connection with the "at the market" offering	69	1	1,299	—	1,300
Issuance of common stock under dividend reinvestment plan	297	3	5,851	—	5,854
Repurchase of common stock under dividend reinvestment plan	(126)	(2)	(2,416)	—	(2,418)
Balance as of September 30, 2023	77,225	772	2,166,330	(651,338)	1,515,764
Net investment income	—	—	—	175,052	175,052
Net unrealized appreciation (depreciation)	—	—	—	19,101	19,101
Net realized gains (losses)	—	—	—	(136,356)	(136,356)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	108	108
Distributions to stockholders	—	—	—	(184,027)	(184,027)
Issuance of common stock in connection with the "at the market" offering	4,725	47	92,460	—	92,507
Issuance of common stock under dividend reinvestment plan	390	4	7,209	—	7,213
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,550)	—	(1,551)
Balance as of September 30, 2024	82,245	$822	$2,264,449	$(777,460)	$1,487,811

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
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2024, 2023 and 2022:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(1)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(1)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(1)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(1)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(2)	1.6	million
Total for the year ended September 30, 2024				$2.27	$176.8	million	390,357		$7.2	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(1)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8	million	41,510	(1)	0.8	million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1	million	68,412	(2)	1.3	million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3	million	57,279	(2)	1.1	million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	(1)	1.5 million
Total for the year ended September 30, 2023				$2.61	$180.0	million	297,336		$5.9	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	October 13, 2021	December 15, 2021	December 31, 2021	$0.465	$27.2	million	35,990	(1)	$0.8	million
Quarterly	January 28, 2022	March 15, 2022	March 31, 2022	0.48	28.5	million	34,804	(1)	0.8	million
Quarterly	April 29, 2022	June 15, 2022	June 30, 2022	0.495	29.4	million	43,676	(2)	0.9	million
Quarterly	July 29, 2022	September 15, 2022	September 30, 2022	0.51	30.2	million	51,181	(2)	1.0	million
Total for the year ended September 30, 2022				$1.95	$115.3	million	165,651		$3.4	million
 __________
(1) New shares were issued and distributed.
(2) Shares were purchased on the open market and distributed.
(3) Totals may not sum due to rounding.

Common Stock Issuances
On January 23, 2023, in connection with the OSI2 Merger, the Company issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders. During the years ended September 30, 2024, 2023 and 2022, the Company issued 295,484, 171,645 and 70,794 shares of common stock as part of the DRIP, respectively.
The Company is party to an equity distribution agreement, dated February 7, 2022, as amended, by and among the Company, the Adviser and Oaktree Administrator and Keefe, Bruyette & Woods, Inc., Citizens JMP Securities, LLC, Jefferies LLC and Raymond James & Associates, Inc., pursuant to which the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $300.0 million under its current shelf registration statement. Sales of the common stock may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

In connection with the "at the market" offering, the Company issued and sold 4,724,506 shares of common stock during the year ended September 30, 2024 for net proceeds of $92.5 million (net of offering costs).

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

As of September 30, 2024, the size of the Syndicated Facility was $1.218 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of September 30, 2024, (i) the period during which the Company may make drawings with respect to $1.035 billion of commitments will expire on June 23, 2027 and the maturity date is June 23, 2028, (ii) the period during which the Company may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at the Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of September 30, 2024, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of each of September 30, 2024 and September 30, 2023, the Company had $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $430.0 million. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 7.443%, 6.792% and 2.876% for the years ended September 30, 2024, 2023 and 2022, respectively. For the years ended September 30, 2024, 2023 and 2022, the Company recorded interest expense (inclusive of fees) of $39.4 million, $50.0 million and $19.5 million, respectively, related to the Syndicated Facility.
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
As of September 30, 2024 and September 30, 2023, the Company did not have any borrowings outstanding under the Citibank Facility. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 6.781% and 3.179% for the years ended September 30, 2023 and 2022, respectively. For the years ended September 30, 2023 and 2022, the Company recorded interest expense (inclusive of fees) of $8.0 million and $5.8 million, respectively, related to the Citibank Facility.
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
As of September 30, 2024, the Company was able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of September 30, 2024, the OSI2 Citibank Facility had a reinvestment period through May 25, 2027, during which advances may be made, and matures on January 26, 2029. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to SOFR plus 2.35% per annum. After the reinvestment period, the applicable spread is 3.35% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of September 30, 2024 and September 30, 2023, the Company had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.756% and 7.666% for the year ended September 30, 2024 and the period from January 23, 2023 to September 30, 2023, respectively. For the year ended September 30, 2024 and the period from January 23, 2023 to September 30, 2023, the Company recorded interest expense (inclusive of fees) of $23.8 million and $14.6 million, respectively, related to the OSI2 Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2024, the Company did not repurchase any of the 2025 Notes in the open market.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2024, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2024, the Company did not repurchase any of the 2029 Notes in the open market.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of September 30, 2024 and September 30, 2023:

	As of September 30, 2024			As of September 30, 2023
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.3)	(1.8)	(2.9)	(1.1)	(2.5)	(3.5)
Unaccreted discount	(0.2)	(0.4)	(2.7)	(0.7)	(0.6)	(3.4)
Interest rate swap fair value adjustment	—	(20.2)	7.2	—	(40.5)	(7.0)
Net carrying value	$299.5	$327.6	$301.6	$298.2	$306.4	$286.1
Fair Value	$298.1	$327.7	$312.3	$286.4	$301.8	$290.0
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the year ended September 30, 2024:

($ in millions)	2025 Notes	2027 Notes	2029 Notes
Coupon interest	$10.5	$9.5	$21.3
Amortization of financing costs and discount	1.3	0.9	1.3
Effect of interest rate swap	—	16.3	4.4
Total interest expense	$11.8	$26.7	$27.0
Coupon interest rate (net of effect of interest rate swaps)	3.500%	7.259%	8.437%
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
As of September 30, 2024, the Company had net capital loss carryforwards of $696.0 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $73.0 million are available to offset future short-term capital gains and $623.0 million are available to offset future long-term capital gains. A portion of such net capital loss carryforwards represented a realized loss under sections 382 and 383 of the Code, which is carried forward to future years to offset future gains subject to certain limitations.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the years ended September 30, 2024, 2023 and 2022.

	Year ended September 30, 2024	Year ended September 30, 2023	Year ended September 30, 2022
Net increase (decrease) in net assets resulting from operations	$57,905	$117,331	$29,223
Net unrealized (appreciation) depreciation	(19,101)	28,555	136,248
Book/tax difference due to organizational costs	—	—	(87)
Book/tax difference due to capital losses suspended (utilized)	137,723	34,607	(16,490)
Other book/tax differences	(24,729)	(14,691)	(6,506)
Taxable/Distributable Income (1)	$151,798	$165,802	$142,388
 __________
(1) The Company's taxable income for the year ended September 30, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of September 30, 2024, $8.7 million of the $8.7 million deferred tax assets would not more likely than not be realized in future periods.
For the year ended September 30, 2024, the Company recognized a total benefit for income tax related to realized and unrealized gains (losses) of $0.1 million, which was composed primarily of a current income tax benefit. For the year ended September 30, 2023, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $1.7 million, which was composed primarily of a deferred income tax expense. For the year ended September 30, 2022, the Company recognized a provision for income tax related to net investment income of $3.3 million, which was all current income tax expense. For the year ended September 30, 2022, the Company also recognized a total provision for income tax related to realized and unrealized gains (losses) of $0.3 million, which was composed of (i) a current income tax expense of approximately $1.3 million and (ii) a deferred income tax benefit of approximately $1.0 million, which resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
As of September 30, 2024, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$2,986
Net realized capital losses	(642,467)
Unrealized losses, net	(137,979)
Accumulated overdistributed earnings	$(777,460)
The aggregate cost of investments for U.S. federal income tax purposes was $3,153.0 million as of September 30, 2024. As of September 30, 2024, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $674.5 million. As of September 30, 2024, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $812.5 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $138.0 million.

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
During the year ended September 30, 2024, the Company recorded an aggregate net realized loss of $136.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Thrasio, LLC	$(68.5)
Pluralsight, LLC	(35.3)
Impel Pharmaceuticals Inc.	(17.2)
All Web Leads Inc	(13.4)
Continental Intermodal Group LP	(6.8)
American Tire Distributors Inc.	(3.6)
P&L Development LLC	(1.9)
Zephyr Bidco Limited (1)	(1.7)
Lift Brands Holdings, Inc.	(1.4)
Alvotech	4.8
Ardonagh Midco 3 PLC (1)	4.6
Foreign currency forward contracts	1.1
Other, net	2.9
Total, net	$(136.4)
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
During the years ended September 30, 2024, 2023 and 2022, the Company recorded net unrealized appreciation (depreciation) of $19.1 million, $(28.6) million and $(136.2) million, respectively. For the year ended September 30, 2024, this consisted of $69.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $37.5 million of net unrealized depreciation on equity investments, $8.8 million of net unrealized depreciation of foreign currency forward contracts and $4.4 million of net unrealized depreciation on debt investments. For the year ended September 30, 2023, this consisted of $49.1 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation on equity investments, partially offset by $25.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of net unrealized appreciation of foreign currency forward contracts. For the year ended September 30, 2022, this consisted of $94.1 million of net unrealized depreciation on debt investments, $35.4 million of net unrealized depreciation on equity investments and $11.7 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $4.9 million of net unrealized appreciation of foreign currency forward contracts.

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
Note 10. Related Party Transactions

As of September 30, 2024 and September 30, 2023, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $15.5 million and $19.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
The investment advisory agreement with Oaktree was amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger, on January 23, 2023 in connection with the closing of OSI2 Merger and on November 14, 2024 to reflect a reduced base management fee. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree.
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
Base Management Fee

Effective as of July 1, 2024, the base management fee is calculated at an annual rate of 1.00% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents; provided, however, that for the period from July 1, 2024 to January 23, 2025, the base management fee shall be calculated at such an annual rate as to cause (1) the base management fee less (2) previously agreed waivers of $750,000 of base management fees per quarter (with such amount appropriately prorated for any partial quarter) to equal 1.00% of the Company’s gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. From May 3, 2019 through June 30, 2024, the base management fee was 1.50% of total gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents, provided that the base management fee on gross assets that exceeded the product of (A) 200% and (B) the Company’s net asset value was 1.00%. The 200% was calculated in accordance with the Investment Company Act. In connection with the OCSI Merger, Oaktree waived an aggregate of $6 million of base management fees otherwise payable to Oaktree in the two years following the closing of the OCSI Merger on March 19, 2021 at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter). In connection with the OSI2 Merger, Oaktree waived an aggregate of $9.0 million of base management fees payable to Oaktree as follows: $6.0 million at a rate of $1.5 million per quarter (with such amount appropriately prorated for any partial quarter) in the first year following closing of the OSI2 Merger on January 23, 2023 and $3.0 million at a rate of $750,000 per quarter (with such amount appropriately prorated for any partial quarter) in the second year following closing of the OSI2 Merger. Oaktree also waived additional base management fees such that the total amount of waived base management fees (including those waived in connection with the OSI2 Merger described above) was $1.5 million for each of the three months ended March 31, 2024 and June 30, 2024.
For the years ended September 30, 2024, 2023 and 2022, the base management fee incurred under the Investment Advisory Agreement was $38.2 million (net of waiver), $39.4 million (net of waiver) and $36.6 million (net of waiver), respectively.

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

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle. For the year ended September 30, 2024, Oaktree waived $4.4 million of Part I incentive fees.

For the years ended September 30, 2024, 2023 and 2022, the first part of the incentive fee (incentive fee on income) incurred under the Investment Advisory Agreement was $30.3 million (net of waiver), $35.8 million and $26.6 million, respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of September 30, 2024, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the years ended September 30, 2024, 2023 and 2022, the Company did not incur any capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the years ended September 30, 2024 and 2023, there were no accrued capital gains incentive fees. For the year ended September 30, 2022, $8.8 million of previously accrued capital gains incentive fees were reversed. As of September 30, 2024, the total accrued capital gains incentive fee liability was zero.
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
For the years ended September 30, 2024, 2023 and 2022, the Company accrued administrative expenses of $1.9 million, $1.5 million and $1.5 million, respectively, including $0.4 million, $0.3 million and $0.3 million of general and administrative expenses, respectively.
As of September 30, 2024 and September 30, 2023, $4.1 million and $4.3 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2024	Year ended September 30, 2023(6)	Year ended September 30, 2022(6)	Year ended September 30, 2021(6)	Year ended September 30, 2020(6)
Net asset value per share at beginning of period	$19.63	$20.38	$21.84	$19.47	$19.81
Net investment income (1)	2.18	2.51	2.45	1.80	1.53
Net unrealized appreciation (depreciation) (1)(7)	0.25	(0.17)	(2.23)	2.19	(0.44)
Net realized gains (losses) (1)	(1.70)	(0.46)	0.28	0.49	(0.30)
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	(0.02)	(0.01)	(0.02)	0.04
Distributions of net investment income to stockholders	(2.27)	(2.61)	(1.95)	(1.52)	(1.17)
Issuance of common stock	—	—	—	(0.57)	—
Net asset value per share at end of period	$18.09	$19.63	$20.38	$21.84	$19.47
Per share market value at beginning of period	$20.12	$18.00	$21.18	$14.52	$15.54
Per share market value at end of period	$16.31	$20.12	$18.00	$21.18	$14.52
Total return (2)	(8.47)%	27.30%	(6.71)%	57.61%	2.10%
Common shares outstanding at beginning of period	77,225	61,125	60,120	46,987	46,987
Common shares outstanding at end of period	82,245	77,225	61,125	60,120	46,987
Net assets at beginning of period	$1,515,764	$1,245,563	$1,312,823	$914,879	$930,630
Net assets at end of period	$1,487,811	$1,515,764	$1,245,563	$1,312,823	$914,879
Average net assets (3)	$1,520,016	$1,437,728	$1,308,518	$1,150,662	$871,305
Ratio of net investment income to average net assets (3)	11.52%	12.57%	11.36%	8.44%	8.26%
Ratio of total expenses to average net assets (3)	14.23%	14.19%	8.68%	9.65%	7.57%
Ratio of net expenses to average net assets (3)	13.59%	13.81%	8.45%	9.51%	8.16%
Ratio of portfolio turnover to average investments at fair value	35.96%	26.12%	26.99%	39.66%	38.99%
Weighted average outstanding debt (4)	$1,683,757	$1,659,701	$1,361,151	$964,390	$647,080
Average debt per share (1)	$20.94	$23.01	$22.41	$17.85	$13.77
Asset coverage ratio at end of period (5)	188.14%	187.74%	188.64%	201.68%	227.22%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,663.8 million, $1,660.0 million, $1,350.0 million, $1,280.0 million and $714.8 million as of September 30, 2024, 2023, 2022, 2021 and 2020, respectively.
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

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
Syndicated Facility and Prior ING Facility
Fiscal 2015	$383,495	2,389	—	N/A
Fiscal 2016	472,495	2,208	—	N/A
Fiscal 2017	226,495	2,274	—	N/A
Fiscal 2018	241,000	2,330	—	N/A
Fiscal 2019	314,825	2,949	—	N/A
Fiscal 2020	414,825	2,272	—	N/A
Fiscal 2021	495,000	2,017	—	N/A
Fiscal 2022	540,000	1,886	—	N/A
Fiscal 2023	430,000	1,877	—	N/A
Fiscal 2024	430,000	1,881	—	N/A

Citibank Facility
Fiscal 2021	$135,000	2,017	—	N/A
Fiscal 2022	160,000	1,886	—	N/A

OSI2 Citibank Facility
Fiscal 2023	$280,000	1,877	—	N/A
Fiscal 2024	280,000	1,881	—	N/A

Sumitomo Facility
Fiscal 2015	$43,800	2,389	—	N/A
Fiscal 2016	43,800	2,208	—	N/A
Fiscal 2017	29,500	2,274	—	N/A

Convertible Notes
Fiscal 2015	$115,000	2,389	—	N/A

Secured Borrowings
Fiscal 2015	$21,787	2,389	—	N/A
Fiscal 2016	18,929	2,208	—	N/A
Fiscal 2017	13,489	2,274	—	N/A
Fiscal 2018	12,314	2,330	—	N/A

2019 Notes
Fiscal 2015	$250,000	2,389	—	N/A
Fiscal 2016	250,000	2,208	—	N/A
Fiscal 2017	250,000	2,274	—	N/A
Fiscal 2018	228,825	2,330	—	N/A

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
2024 Notes
Fiscal 2015	$75,000	2,389	—	991.94
Fiscal 2016	75,000	2,208	—	993.70
Fiscal 2017	75,000	2,274	—	1,006.74
Fiscal 2018	75,000	2,330	—	1,010.72
Fiscal 2019	75,000	2,949	—	1,012.76

2025 Notes
Fiscal 2020	$300,000	2,272	—	N/A
Fiscal 2021	300,000	2,017	—	N/A
Fiscal 2022	300,000	1,886	—	N/A
Fiscal 2023	300,000	1,877	—	N/A
Fiscal 2024	300,000	1,881	—	N/A

2027 Notes
Fiscal 2021	$350,000	2,017	—	N/A
Fiscal 2022	350,000	1,886	—	N/A
Fiscal 2023	350,000	1,877	—	N/A
Fiscal 2024	350,000	1,881	—	N/A

2028 Notes
Fiscal 2015	$86,250	2,389	—	988.06
Fiscal 2016	86,250	2,208	—	999.29
Fiscal 2017	86,250	2,274	—	1,007.51
Fiscal 2018	86,250	2,330	—	994.82
Fiscal 2019	86,250	2,949	—	993.33

2029 Notes
Fiscal 2023	$300,000	1,877	—	N/A
Fiscal 2024	300,000	1,881	—	N/A

Total Senior Securities
Fiscal 2015	$975,332	2,389	—
Fiscal 2016	946,474	2,208	—
Fiscal 2017	680,734	2,274	—
Fiscal 2018	643,389	2,330	—
Fiscal 2019	476,075	2,949	—
Fiscal 2020	714,825	2,272	—
Fiscal 2021	1,280,000	2,017	—
Fiscal 2022	1,350,000	1,886	—
Fiscal 2023	1,660,000	1,877	—
Fiscal 2024	1,660,000	1,881	—
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$84,291	€76,394	11/7/2024	$—	$1,102	Derivative liability
Foreign currency forward contract	$53,624	£42,021	11/7/2024	—	2,739	Derivative liability
				$—	$3,841
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$42,182	€38,026	11/9/2023	$1,857	$—	Derivative asset
Foreign currency forward contract	$72,098	£56,556	11/9/2023	3,053	—	Derivative asset
				$4,910	$—
In connection with the issuance of the 2027 Notes and 2029 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada pursuant to ISDA Master Agreements. As of September 30, 2024 and 2023, the Company paid $17.1 million and $54.3 million, respectively, to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$20,229	Derivative liability
Interest rate swap	300,000	2/15/2029	7,227	—	Derivative liability
			$7,227	$20,229
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2023.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$40,519	Derivative liability
Interest rate swap	300,000	2/15/2029	—	7,000	Derivative liability
			$—	$47,519

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2024, the Company's only off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, the Company's only off-balance sheet arrangements consisted of $232.7 million of unfunded commitments, which was comprised of $205.6 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $205.6 million, approximately $154.2 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of September 30, 2024 and September 30, 2023 is shown in the table below:

	September 30, 2024	September 30, 2023
Integrity Marketing Acquisition, LLC	$16,436	$—
Verona Pharma, Inc.	14,846	—
OCSI Glick JV LLC	13,998	13,998
PetVet Care Centers, LLC	13,732	—
Senior Loan Fund JV I, LLC	13,125	13,125
107-109 Beech OAK22 LLC	11,911	26,969
Accession Risk Management Group, Inc.	11,019	—
PPW Aero Buyer, Inc.	10,235	1,466
BioXcel Therapeutics, Inc.	9,383	14,547
Amspec Parent LLC	9,372	—
Pluralsight, LLC	8,688	1,787
Poseidon Midco AB	8,181	—
Monotype Imaging Holdings Inc.	8,005	—
Next Holdco, LLC	7,051	—
MRI Software LLC	6,972	2,261
Eyesouth Eye Care Holdco LLC	6,585	—
Quantum Bidco Limited	6,311	—
Telephone and Data Systems, Inc.	6,273	—
Digital.AI Software Holdings, Inc.	6,045	1,078
iCIMs, Inc.	5,802	7,466
Truck-Lite Co., LLC	5,721	—
Dominion Diagnostics, LLC	5,574	3,484
Sorenson Communications, LLC	5,409	—
Mindbody, Inc.	5,238	4,762
SumUp Holdings Luxembourg	5,101	—
Avalara, Inc.	5,047	5,047
Everbridge, Inc.	5,043	—
ACESO Holding 4 S.A.R.L.	4,700	—
Legends Hospitality Holding Company, LLC	4,651	—
Accupac, Inc.	4,051	4,500
Inventus Power, Inc.	3,792	3,792
Delta Leasing SPV II LLC	3,581	14,639
107 Fair Street LLC	3,507	4,227
Harrow, Inc.	3,438	4,011

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2024	September 30, 2023
Establishment Labs Holdings Inc.	$3,384	$3,384
Kings Buyer, LLC	3,277	5,189
WP CPP Holdings, LLC	3,272	—
PRGX Global, Inc.	3,127	3,127
Salus Workers' Compensation, LLC	3,102	3,102
Spanx, LLC	3,092	2,473
Enverus Holdings, Inc.	3,014	—
Crewline Buyer, Inc.	2,180	—
Protein For Pets Opco, LLC	2,117	—
Coupa Holdings, LLC	2,075	2,075
USIC Holdings, Inc.	1,938	—
Oranje Holdco, Inc.	1,904	1,904
Minotaur Acquisition, Inc.	1,882	—
MHE Intermediate Holdings, LLC	1,786	821
Grove Hotel Parcel Owner, LLC	1,762	5,286
Evergreen IX Borrower 2023, LLC	1,626	1,626
Acquia Inc.	1,625	1,376
SIO2 Medical Products, Inc.	1,584	1,821
Supreme Fitness Group NY Holdings, LLC	1,552	2,199
Centralsquare Technologies, LLC	1,436	—
Galileo Parent, Inc.	1,163	2,061
112-126 Van Houten Real22 LLC	1,077	2,343
Berner Food & Beverage, LLC	1,007	1,622
Icefall Parent, Inc.	995	—
Finastra USA, Inc.	654	960
LSL Holdco, LLC	636	2,650
SVP-Singer Holdings Inc.	621	—
Telestream Holdings Corporation	244	407
All Web Leads, Inc.	240	—
ASP-R-PAC Acquisition Co LLC	166	396
Fairbridge Strategic Capital Funding LLC	—	13,090
MND Holdings III Corp	—	9,122
Seres Therapeutics, Inc.	—	8,090
Assembled Brands Capital LLC	—	7,514
scPharmaceuticals Inc.	—	5,212
OTG Management, LLC	—	3,190
ADC Therapeutics SA	—	3,020
Relativity ODA LLC	—	2,762
Impel Pharmaceuticals Inc.	—	2,458
SCP Eye Care Services, LLC	—	2,356
Tahoe Bidco B.V.	—	2,162
Liquid Environmental Solutions Corporation	—	1,383
Coyote Buyer, LLC	—	400
Total	$311,361	$232,740

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the fiscal year ended September 30, 2024, except as discussed below.
Distribution Declaration
On November 7, 2024, the Company’s Board of Directors declared a quarterly distribution of $0.55 per share, payable in cash on December 31, 2024 to stockholders of record on December 16, 2024.

Oaktree Specialty Lending Corporation                Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2024

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2023	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2024	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	—	27,638	1.9%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		—	—	—	3,357	—	3,357	0.2%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	—	16,171	(3,924)	12,247	0.8%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.74%		8/28/2025		$13,928	—	1,545	14,068	—	(2,708)	11,360	0.8%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	—	90	2,090	—	(3,118)	(1,028)	(0.1)%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%	9.75%		8/28/2025		5,574	—	595	5,574	—	(1,028)	4,546	0.3%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	2,711	—	(2,711)	—	—%
First Star Speir Aviation Limited	Airlines	Equity Interest						100.00%		786	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.95%		10/20/2028		58,349	—	7,239	50,017	1,338	(2,459)	48,896	3.3%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	12.45%		12/29/2028		112,656	—	14,256	112,656	—	—	112,656	7.6%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	5,250	28,878	—	(6,337)	22,541	1.5%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,332	—	166	—	3,332	—	3,332	0.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		17,907	—	2,232	15,874	2,239	(206)	17,907	1.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,550	—	383	1,359	2,191	—	3,550	0.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,600	—	18	—	1,600	—	1,600	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		—	—	1	—	—	—	—	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	36,226	—	(15,424)	20,802	1.4%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$216,896	$786	$31,775	$297,091	$30,228	$(37,915)	$289,404	19.5%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.70%	2.00%	9/29/2026		1,819	—	103	—	1,741	—	1,741	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.70%	2.00%	3/29/2027		3,637	—	224	—	3,463	—	3,463	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,541	—	—	—	3,183	—	3,183	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.70%		3/30/2026		1,560	—	90	—	1,506	—	1,506	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	—	1,622	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	First Lien Revolver								—	329	21,823	33	(21,856)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	89	1,159	(2)	1,246	0.1%
Assembled Brands Capital LLC	Specialized Finance	Preferred Equity								—	—	1,005	153	(1,158)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,065	—	—	—	4,657	(570)	4,087	0.3%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		20,917	—	—	—	19,262	(1,027)	18,235	1.2%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		—	—	432	367	(205)	594	—%
Total Affiliate Investments									$36,539	$—	$746	$23,349	$37,146	$(24,818)	$35,677	2.4%
Total Control & Affiliate Investments									$253,435	$786	$32,521	$320,440	$67,374	$(62,733)	$325,081	21.8%

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2024.

The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III — OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	166

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2*	Description of Securities

4.3	Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.4	Fourth Supplemental Indenture, dated as of October 17, 2017, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.5	Fifth Supplemental Indenture, dated as of February 25, 2020, relating to the 3.500% Notes due 2025, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 25, 2020).

4.6	Form of 3.500% Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto).

4.7	Sixth Supplemental Indenture, dated as of May 18, 2021, relating to the 2.700% Notes due 2027, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on May 18, 2021).

4.8	Form of 2.700% Notes due 2027 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.7 hereto).

4.9	Seventh Supplemental Indenture, dated as of August 15, 2023, relating to the 7.100% Notes due 2029, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on August 15, 2023).

4.10	Form of 7.100% Notes due 2029 (contained in the Seventh Supplemental Indenture filed as Exhibit 4.9 hereto).

10.1*	Third Amended and Restated Investment Advisory Agreement, dated as of November 14, 2024, between the Registrant and Oaktree Fund Advisors, LLC.

10.2	Administration Agreement, dated as of September 30, 2019 between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 2, 2019).

10.3	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on February 26, 2019).

10.6	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 13, 2019, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 17, 2019).

10.7	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

10.8	Incremental Commitment and Assumption Agreement, dated as of October 28, 2020, made by the Registrant, as Borrower, the assuming lender party hereto, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

10.9	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 10, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 14, 2020).

10.10	Incremental Commitment Agreement, dated as of December 28, 2020, made by the Registrant, as Borrower, MUFG Union Bank, N.A., as increasing lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 29, 2020).

10.11	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 1 to Amended and Restated Guarantee, Pledge and Security Agreement, dated May 4, 2021, among the Company, as borrower, OCSL SRNE, LLC, as subsidiary guarantor, FSFC Holdings, Inc., as subsidiary guarantor, the lenders party thereto, and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on August 4, 2021).

10.12	Incremental Commitment Agreement, dated as of December 10, 2021, made by Oaktree Specialty Lending Corporation, as Borrower, BNP Paribas, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among Oaktree Specialty Lending Corporation, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 13, 2021).

10.13	Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 7, 2023, among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 4, 2023).

10.14	Amendment No. 6 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 23, 2023, by and among the Registrant, as borrower, the lenders party thereto and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on June 26, 2023).

10.15	Loan and Security Agreement, dated as of July 26, 2019, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.16	First Amendment to Loan and Security Agreement, dated as of September 20, 2019, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.17	Second Amendment to Loan and Security Agreement, dated as of July 2, 2020, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.18	Third Amendment to Loan and Security Agreement, dated as of December 31, 2020, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.19	Fourth Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.20	Fifth Amendment to Loan and Security Agreement, dated as of December 2, 2022, by and among the Registrant (as successor-in-interest by merger to Oaktree Strategic Income II, Inc.), OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 23, 2023).

10.21	Sixth Amendment to Loan and Security Agreement, dated as of May 25, 2023, by and among the Registrant, OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 1.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on May 30, 2023).

10.22	Seventh Amendment to Loan and Security Agreement, dated as of May 20, 2024, by and among the Company, OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. (Incorporated by reference to Exhibit 1.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on May 22, 2024).

14.1	Joint Code of Ethics of the Registrant, Oaktree Strategic Credit Fund and Oaktree Gardens OLP, LLC (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 14, 2023).

14.2	Code of Ethics of Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 29, 2017).

19.1	Securities Trading Policy (Incorporated by reference to Exhibit 19.1 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 14, 2023).

21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations:
FSFC Holdings, Inc. — Delaware
OCSL Senior Funding II LLC— Delaware
OSI 2 Senior Lending SPV, LLC — Delaware FSFC Holdings, Inc. — Delaware

23.1*	Consent of Registered Public Accounting Firm

24	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 14, 2023).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: November 18, 2024

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mathew Pendo and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 18, 2024

/s/ CHRISTOPHER MCKOWN Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 18, 2024

/s/ JOHN B. FRANK John B. Frank	Director	November 18, 2024

/s/ PHYLLIS R. CALDWELL Phyllis R. Caldwell	Director	November 18, 2024

/s/ DEBORAH A. GERO Deborah A. Gero	Director	November 18, 2024

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 18, 2024

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 18, 2024