Form 10-Q
period 2024-12-31
Oaktree Specialty Lending Corp
filed 2025-02-04
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The registrant had 82,245,319 shares of common stock outstanding as of January 31, 2025.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I
Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2024 (unaudited)	September 30, 2024
ASSETS
Investments at fair value:
Control investments (cost December 31, 2024: $374,509; cost September 30, 2024: $372,901)	$267,782	$289,404
Affiliate investments (cost December 31, 2024: $37,358; cost September 30, 2024: $38,175)	35,180	35,677
Non-control/Non-affiliate investments (cost December 31, 2024: $2,576,053; cost September 30, 2024: $2,733,843)	2,532,332	2,696,198
Total investments at fair value (cost December 31, 2024: $2,987,920; cost September 30, 2024: $3,144,919)	2,835,294	3,021,279
Cash and cash equivalents	112,913	63,966
Restricted cash	13,159	14,577
Interest, dividends and fees receivable	25,290	38,804
Due from portfolio companies	408	12,530
Receivables from unsettled transactions	55,661	17,548
Due from broker	21,880	17,060
Deferred financing costs	10,936	11,677
Deferred offering costs	162	125
Derivative assets at fair value	6,652	—
Other assets	1,437	775
Total assets	$3,083,792	$3,198,341
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,371	$3,492
Base management fee and incentive fee payable	8,930	15,517
Due to affiliate	1,508	4,088
Interest payable	17,600	16,231
Payables from unsettled transactions	—	15,666
Derivative liabilities at fair value	24,759	16,843
Deferred tax liability	14	—
Credit facilities payable	660,000	710,000
Unsecured notes payable (net of $4,401 and $4,935 of unamortized financing costs as of December 31, 2024 and September 30, 2024, respectively)	917,795	928,693
Total liabilities	1,633,977	1,710,530
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 82,245 and 82,245 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	822	822
Additional paid-in-capital	2,264,449	2,264,449
Accumulated overdistributed earnings	(815,456)	(777,460)
Total net assets (equivalent to $17.63 and $18.09 per common share as of December 31, 2024 and September 30, 2024, respectively) (Note 11)	1,449,815	1,487,811
Total liabilities and net assets	$3,083,792	$3,198,341

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Interest income:
Control investments	$5,226	$6,005
Affiliate investments	166	324
Non-control/Non-affiliate investments	71,809	82,721
Interest on cash and cash equivalents	1,221	2,364
Total interest income	78,422	91,414
PIK interest income:
Control investments	830	544
Affiliate investments	28	—
Non-control/Non-affiliate investments	4,870	3,305
Total PIK interest income	5,728	3,849
Fee income:
Control investments	—	13
Affiliate investments	—	5
Non-control/Non-affiliate investments	1,679	1,289
Total fee income	1,679	1,307
Dividend income:
Control investments	700	1,400
Non-control/Non-affiliate investments	118	15
Total dividend income	818	1,415
Total investment income	86,647	97,985
Expenses:
Base management fee	8,144	11,477
Part I incentive fee	7,913	9,028
Professional fees	1,067	1,504
Directors fees	160	160
Interest expense	30,562	32,170
Administrator expense	437	366
General and administrative expenses	926	591
Total expenses	49,209	55,296
Management fees waived	(750)	(1,500)
Part I incentive fees waived	(6,377)	—
Net expenses	42,082	53,796
Net investment income before taxes	44,565	44,189
(Provision) benefit for taxes on net investment income	(263)	—
Net investment income	44,302	44,189
Unrealized appreciation (depreciation):
Control investments	(23,230)	1,339
Affiliate investments	320	(925)
Non-control/Non-affiliate investments	(7,198)	(17,615)
Foreign currency forward contracts	10,494	(7,824)
Net unrealized appreciation (depreciation)	(19,614)	(25,025)
Realized gains (losses):
Control investments	—	786
Affiliate investments	(288)	—
Non-control/Non-affiliate investments	(17,056)	(13,340)
Foreign currency forward contracts	34	4,101
Net realized gains (losses)	(17,310)	(8,453)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(139)	(176)
Net realized and unrealized gains (losses), net of taxes	(37,063)	(33,654)
Net increase (decrease) in net assets resulting from operations	$7,239	$10,535
Net investment income per common share — basic and diluted	$0.54	$0.57
Earnings (loss) per common share — basic and diluted (Note 5)	$0.09	$0.14
Weighted average common shares outstanding — basic and diluted	82,245	77,840

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Operations:
Net investment income	$44,302	$44,189
Net unrealized appreciation (depreciation)	(19,614)	(25,025)
Net realized gains (losses)	(17,310)	(8,453)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(139)	(176)
Net increase (decrease) in net assets resulting from operations	7,239	10,535
Stockholder transactions:
Distributions to stockholders	(45,235)	(48,897)
Net increase (decrease) in net assets from stockholder transactions	(45,235)	(48,897)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,455	1,936
Repurchase of common stock under dividend reinvestment plan	(1,455)	—
Issuance of common stock in connection with the "at the market" offering	—	32,313
Net increase (decrease) in net assets from capital share transactions	—	34,249
Total increase (decrease) in net assets	(37,996)	(4,113)
Net assets at beginning of period	1,487,811	1,515,764
Net assets at end of period	$1,449,815	$1,511,651
Net asset value per common share	$17.63	$19.14
Common shares outstanding at end of period	82,245	78,965

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$7,239	$10,535
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	19,614	25,025
Net realized (gains) losses	17,310	8,453
PIK interest income	(5,728)	(3,849)
Accretion of original issue discount on investments	(4,880)	(5,342)
Accretion of original issue discount on unsecured notes payable	326	326
Amortization of deferred financing costs	1,274	1,248
Deferred taxes	14	(5)
Purchases of investments	(201,805)	(359,866)
Proceeds from the sales and repayments of investments	352,454	217,624
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	13,196	1,533
(Increase) decrease in due from portfolio companies	12,122	(1,595)
(Increase) decrease in receivables from unsettled transactions	(38,113)	31,510
(Increase) decrease in due from broker	(4,820)	27,740
(Increase) decrease in other assets	(662)	(905)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(121)	323
Increase (decrease) in base management fee and incentive fee payable	(6,587)	(542)
Increase (decrease) in due to affiliate	(2,580)	(494)
Increase (decrease) in interest payable	1,369	2,973
Increase (decrease) in payables from unsettled transactions	(15,666)	46,273
Increase (decrease) in director fees payable	—	160
Net cash provided by (used in) operating activities	143,956	1,125
Financing activities:
Distributions paid in cash	(43,780)	(46,961)
Borrowings under credit facilities	125,000	20,000
Repayments of borrowings under credit facilities	(175,000)	(20,000)
Shares issued under the "at the market" offering	—	32,398
Repurchases of common stock under dividend reinvestment plan	(1,455)	—
Deferred offering costs paid	(38)	(85)
Net cash provided by (used in) financing activities	(95,273)	(14,648)
Effect of exchange rate changes on foreign currency	(1,154)	(319)
Net increase (decrease) in cash and cash equivalents and restricted cash	47,529	(13,842)
Cash and cash equivalents and restricted cash, beginning of period	78,543	145,539
Cash and cash equivalents and restricted cash, end of period	$126,072	$131,697
Supplemental information:
Cash paid for interest	$27,593	$27,623
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$—	$1,936
Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2024	September 30, 2024
Cash and cash equivalents	$112,913	$63,966
Restricted cash	13,159	14,577
Total cash and cash equivalents and restricted cash	$126,072	$78,543
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	25,889	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		3,137	3,420	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	11,134	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$13,893	13,546	3,821	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	(7)	—	(6)(15)(19)(20)
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%			8/28/2025		5,574	5,435	1,533	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.46%		10/20/2028		58,349	51,988	49,584	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.96%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	22,716	(11)(12)(14)(16)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,434	3,346	3,434	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		18,456	16,940	18,456	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,659	3,612	3,659	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,649	1,643	1,649	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		971	952	971	(15)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,092	8,860	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)
Total Control Investments (18.5% of net assets)										$374,509	$267,782

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.43%	2.00%	9/29/2026		$1,828	$1,774	$1,749	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.43%	2.00%	3/29/2027		3,656	3,527	3,480	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,631	3,027	3,183	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.43%		3/30/2026		1,560	1,527	1,506	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	1,622	(15)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,496	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,065	4,656	4,019	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		20,917	19,262	18,125	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)
Total Affiliate Investments (2.4% of net assets)										$37,358	$35,180

Non-Control/Non-Affiliate Investments												(18)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			13.00%		4/17/2025		$3,047	$3,039	$2,992	(10)(15)(19)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		31,231	30,923	31,015	(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			13.00%		2/18/2025		5,498	5,493	5,450	(10)(15)(19)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan				14.25%	9/13/2029		22,097	21,294	21,931	(11)(15)(21)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan					4/30/2024		$6,735	$5,710	$6,701	(11)(15)(20)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%			11/1/2029		—	(39)	25	(6)(15)(19)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.34%		11/1/2029		1,498	1,498	1,502	(6)(15)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Revolver	SOFR+	4.75%			10/30/2029		—	(5)	3	(6)(15)(19)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%			9/27/2031		—	(45)	(40)	(6)(11)(15)(19)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.91%		9/27/2031		€16,817	18,406	17,092	(6)(11)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.73%		10/31/2025		$6,400	6,374	6,400	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.73%		10/31/2025		25,332	25,314	25,332	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	11.75%		10/31/2025		1,517	1,513	1,517	(6)(15)(19)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	10.81%		12/18/2025		2,981	2,968	2,869	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.35%		12/18/2025		850	844	818	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025		15,560	15,500	14,976	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.98%		8/15/2029		6,589	6,365	6,424	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,674,030		—	—	(11)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	14	(11)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,247	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan			5.50%	5.50%	10/14/2027		8,587	8,167	7,277	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Preferred Equity						612,562		646	613	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						598,283		642	425	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.96%		6/30/2025		15,916	15,897	15,438	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						116,294		189	1,539	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	411	(11)(13)(15)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	13.23%		1/2/2029		17,048	16,585	16,878	(6)(15)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.86%		12/6/2027		47,451	46,922	47,451	(6)(15)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	11.79%		4/15/2034		3,500	3,399	3,509	(6)(11)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.85%		12/29/2027		3,235	3,226	3,144	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.51%		12/29/2027		669	663	650	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.47%		12/29/2027		79	70	68	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.08%		2/25/2028		7,887	7,803	5,915	(6)(15)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		12,537	9,872	2,507	(6)(15)(20)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	25,738	(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		13,474	13,495	13,239	(11)(15)(21)
Aurelia Netherlands Midco 2 B.V.	Interactive Media & Services	First Lien Term Loan	E+	5.75%	8.93%		5/29/2031		€28,022	29,746	28,654	(6)(11)(15)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.43%	4.00%	12/24/2026		$31,038	30,827	30,293	(6)(11)(15)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.58%		10/19/2028		50,470	49,875	50,470	(6)(15)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	6.25%			10/19/2028		—	(81)	—	(6)(15)(19)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.36%		12/5/2031		56,208	55,096	55,106	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		$—	$(119)	$(117)	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.57%		6/11/2027		3,206	3,175	3,017	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.59%		6/11/2027		1,245	1,250	1,172	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	13.07%		6/11/2028		6,452	6,386	5,550	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	13.09%		6/11/2028		8,920	8,817	7,673	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	10.24%		7/30/2027		40,142	39,996	39,789	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	9.85%		7/30/2027		4,401	4,358	4,362	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.50%			7/30/2026		—	(19)	(27)	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		2,934	2,932	2,538	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		7,079	6,954	6,123	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						32,664		225	10	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						9,382		—	3	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						469,100		—	171	(11)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,187	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	473	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	79	(12)(15)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	12.01%		7/17/2034		489	459	473	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.25%	3.38%	4/12/2030		12,914	12,637	12,850	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(32)	(7)	(6)(15)(19)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.83%		4/6/2029		6,494	6,356	6,354	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.84%		2/27/2030		13,091	12,849	13,091	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(15)	—	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(16)	—	(6)(15)(19)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.63%		12/18/2031		47,985	47,150	47,145	(6)(15)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(120)	(120)	(6)(15)(19)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	11.11%		11/8/2030		20,924	20,487	20,610	(6)(15)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	11.11%		11/8/2030		1,420	1,386	1,399	(6)(15)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(46)	(33)	(6)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		12,104	12,104	12,104	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		34,916	34,916	34,916	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	546	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan				15.75%	8/4/2026		23,808	23,335	17,856	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan				15.75%	2/4/2027		681	655	511	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan				15.75%	4/8/2025		673	658	505	(6)(15)(20)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan				15.75%	2/4/2027		$1,080	$1,040	$810	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan				15.75%	2/4/2027		886	855	664	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan				15.75%	2/4/2027		318	308	239	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan				15.75%	2/4/2027		729	719	290	(6)(15)(19)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		744	743	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		984	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	4/8/2025		977	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		1,722	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	—	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.33%		8/10/2028		54,313	54,306	53,363	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.33%		8/10/2028		2,931	2,907	2,880	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%	10.33%		8/10/2028		604	604	499	(6)(15)(19)
Eagleview Technology Corporation	Application Software	Second Lien Term Loan	SOFR+	7.50%	11.98%		8/14/2026		8,974	8,884	8,121	(6)(15)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.51%		8/29/2031		11,933	11,705	11,903	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.86%		12/24/2029		24,678	24,372	24,678	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(15)	—	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	9.86%		12/24/2029		56	33	56	(6)(15)(19)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,345	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,834	1,819	1,834	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,692	1,658	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		—	—	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,454	11,382	11,454	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.59%		7/2/2031		20,014	19,914	19,928	(6)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.59%		7/2/2031		1,961	1,944	1,940	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(10)	(9)	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		9/30/2030		14,589	14,290	14,589	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		9/30/2030		3,683	3,646	3,683	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(32)	—	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	10.15%		10/5/2029		4,357	4,282	4,292	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	10.00%		10/5/2029		67	—	(32)	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,206		1,206	1,244	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		33,500	33,500	33,165	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	—	(11)(12)(15)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.65%		9/13/2029		11,654	11,471	11,557	(6)(11)(15)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	11.65%		9/13/2029		758	739	747	(6)(11)(15)(19)
Finthrive Software Intermediate Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.63%		12/17/2028		474	440	471	(6)
Finthrive Software Intermediate Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	4.00%	8.38%		12/17/2028		4,589	4,743	4,431	(6)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Finthrive Software Intermediate Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	4.00%	8.49%		12/17/2028		$18,394	$18,325	$16,003	(6)
Fortress Biotech, Inc.	Biotechnology	Warrants						31,246		427	23	(11)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	10.08%		5/3/2030		38,546	38,010	38,546	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	10.08%		5/3/2029		2,776	2,745	2,776	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.46%		6/21/2027		3,524	3,488	3,444	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.46%		6/21/2027		17,224	17,114	16,833	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	12.65%		6/21/2027		705	687	665	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.71%		4/9/2029		8,451	8,199	8,345	(6)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.28%		1/19/2026		3,438	3,406	3,489	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.97%		1/19/2026		1,432	1,417	1,454	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.98%		1/19/2026		7,448	7,379	7,560	(6)(11)(15)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.77%		5/16/2028		23,975	23,490	24,977	(6)(11)(15)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	10.86%		1/25/2030		10,446	10,270	10,446	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(17)	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.38%		8/18/2028		25,511	25,294	24,750	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.88%		8/18/2028		3,636	3,611	3,584	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.34%		8/18/2028		452	419	384	(6)(15)(19)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						112,990		300	—	(11)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.51%		8/25/2028		20,664	20,485	20,597	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(63)	(41)	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(24)	(8)	(6)(15)(19)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.97%		6/30/2025		32,996	32,918	32,501	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(28)	(57)	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.34%		3/25/2027		41,456	40,485	38,075	(6)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	10.24%	1.00%	10/1/2026		36,075	35,738	35,714	(6)(15)
JN Bidco LLC	Health Care Technology	Common Stock								9,886	9,886	(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.00%	9.18%		10/29/2027		37,540	37,151	36,601	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.00%	9.18%		10/29/2027		16,509	16,380	16,097	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	11.50%		10/29/2027		787	754	708	(6)(15)(19)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	11.50%		10/29/2027		579	554	521	(6)(15)(19)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%	9.43%		11/28/2031		9,644	9,501	9,503	(6)(15)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%			12/2/2031		—	(18)	(17)	(6)(15)(19)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.46%		10/29/2028		19,301	18,842	18,710	(6)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	5.00%	9.36%		6/30/2028		30,856	30,783	31,200	(6)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	7.27%	2.75%	8/22/2031		26,543	26,043	26,068	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%			8/22/2031		—	(15)	(16)	(6)(15)(19)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.44%		8/22/2030		310	252	255	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	9.44%		5/9/2026		$55,755	$55,204	$53,848	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	12.93%		11/30/2026		3,167	3,122	2,993	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	12.93%		11/30/2026		5,822	5,789	5,502	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	—	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.46%		1/31/2028		2,701	2,603	2,573	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.46%		1/31/2028		23,196	22,939	22,094	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.46%		1/31/2028		742	713	616	(6)(15)(19)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		7,925	7,889	7,925	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		3,641	3,625	3,641	(11)(15)
Marinus Pharmaceuticals, Inc.	Pharmaceuticals	First Lien Term Loan			11.50%		5/11/2026		3,962	3,945	3,962	(11)(15)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		7,277	7,025	7,259	(11)(15)
Mesoblast, Inc.	Biotechnology	Common Stock						33,409		265	661	(11)
Mesoblast, Inc.	Biotechnology	Warrants						129,939		545	1,507	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.74%		7/21/2027		2,597	2,554	2,565	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.74%		7/21/2027		7,224	7,172	7,133	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	10.74%		7/21/2027		357	338	335	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	11.74%		9/30/2025		51,356	51,225	51,027	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	11.74%		9/30/2025		2,294	2,257	2,279	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2025		—	(14)	(34)	(6)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.36%		6/3/2030		7,038	6,911	6,968	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(12)	(12)	(6)(11)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.36%		6/3/2030		1,176	1,152	1,164	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(13)	(7)	(6)(11)(15)(19)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.86%		7/1/2031		26,410	25,918	25,646	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.01%		2/28/2031		38,230	37,656	38,230	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.02%		2/28/2031		746	716	746	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(62)	—	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%	9.85%	3.25%	7/2/2026		50,493	50,334	48,958	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		2/10/2027		41,167	40,804	40,805	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		2/10/2027		13,793	13,763	13,672	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		2/10/2027		232	219	210	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	9.08%		2/10/2027		253	187	213	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.75%	10.27%		11/12/2030		19,845	19,547	19,845	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.75%			11/12/2030		—	(38)	—	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.75%			11/9/2029		—	(23)	—	(6)(15)(19)
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.88%	11.33%	1.00%	9/19/2026		56,805	56,412	56,004	(6)(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,590	(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	781	(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.02%		7/20/2034		$700	$682	$698	(6)(11)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.36%		10/30/2031		11,386	11,275	11,278	(6)(11)(15)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(17)	(16)	(6)(11)(15)(19)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	8.33%		10/30/2031		€4,068	4,376	4,172	(6)(11)(15)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	10.20%		10/30/2031		£1,356	1,747	1,682	(6)(11)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.32%		2/1/2029		$15,231	14,972	15,231	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	11.58%		2/1/2029		4,047	3,978	3,986	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(32)	—	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	9.50%		14.02%	2/11/2030		12,521	11,130	12,521	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	11,132	(15)
Performance Health Holdings, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	10.21%		7/12/2027		22,375	22,251	22,375	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.36%		11/15/2030		52,113	51,239	51,175	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(124)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(111)	(124)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,256	(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.51%	1.50%	8/22/2029		4,984	4,984	4,984	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.51%	1.50%	8/22/2029		8,634	8,634	8,634	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.01%	8/22/2029		13,318	13,318	13,318	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	Common Stock						4,300,526		14,364	10,536	(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.34%		5/16/2031		€12,868	13,962	13,069	(6)(11)(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%			5/16/2031		—	—	(76)	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	11.01%		2/15/2029		$10,758	10,463	10,758	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	10.16%		2/15/2029		5,623	5,593	5,553	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			2/15/2029		—	(71)	(112)	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	PRIME+	5.50%	13.00%		2/15/2029		772	732	772	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		—	245	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.56%		1/23/2029		26,111	25,850	26,043	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.61%		9/20/2030		20,223	19,867	19,855	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(37)	(39)	(6)(15)(19)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.48%		1/31/2028		£4,600	5,489	5,754	(6)(11)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.21%		1/31/2028		4,247	5,293	5,203	(6)(11)(15)(19)
QuorumLabs, Inc.	Application Software	Preferred Equity						64,887,669		375	—	(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	7.25%	12.10%	1.50%	8/31/2026		$8,853	8,688	8,322	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	7.25%	12.10%	1.50%	8/31/2026		29,336	28,792	27,576	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454		1,202	542	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	14.36%		10/7/2026		22,037	21,643	21,046	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%	14.38%		10/7/2026		2,233	2,178	2,094	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019		327	50	(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029		$24,500	$24,478	$24,500	(6)(11)(15)(22)
Scilex Holding Co	Biotechnology	Common Stock						9,307		78	4	(11)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700		175	81	(15)
Seres Therapeutics, Inc.	Biotechnology	Warrants						58,210		182	26	(11)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.00%	12.85%		4/16/2029		12,034	11,396	11,914	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.11%		4/19/2029		46,818	46,013	46,106	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(93)	(82)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000		139	—	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	9.71%		11/20/2028		18,011	17,844	17,986	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.00%			11/18/2027		—	(30)	(15)	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.18%		9/4/2029		13,746	13,252	13,172	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029		6,835	6,771	6,733
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	9.50%		4/25/2031		€18,846	20,199	19,271	(6)(11)(15)(19)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.87%		12/31/2026		$2,714	2,701	2,641	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.87%		12/31/2026		3,265	3,155	3,177	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.87%		12/31/2026		31,696	31,549	30,844	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026		—	(7)	(42)	(6)(15)(19)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	SOFR+	5.50%			6/29/2029		1,810	1,629	1,629	(6)(15)(20)
SVP-Singer Holdings Inc.	Home Furnishings	First Lien Term Loan	SOFR+	6.75%			10/14/2029		5,275	4,062	4,062	(6)(15)(20)
SVP-Singer Holdings Inc.	Home Furnishings	Common Stock						418,881		2,463	2,463	(15)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	9.26%		11/22/2031		15,323	15,172	15,170	(6)(15)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031		—	(21)	(21)	(6)(15)(19)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	9.26%		11/22/2030		139	117	116	(6)(15)(19)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	11.57%		5/1/2029		24,969	24,320	24,739	(6)(11)(15)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(81)	—	(6)(11)(15)(19)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%			10/15/2025		27,489	25,181	22,679	(6)(15)(20)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%			10/15/2025		1,904	1,738	1,497	(6)(15)(19)(20)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.27%		5/26/2028		19,631	18,959	17,668	(6)(15)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		50,419	50,116	50,419	(11)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		14.89%	6/18/2029		6,385	6,206	6,130	(6)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		19,593	16,279	14,695	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058	—	—	—	(15)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.70%		1/25/2034		905	852	862	(6)(11)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	12.34%		4/22/2034		1,000	826	989	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.27%		2/13/2031		26,391	25,929	26,256	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(50)	(15)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%			2/13/2030		—	(49)	(17)	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.09%		9/10/2031		15,773	15,622	15,741	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.09%		9/10/2031		$61	$61	$60	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.84%		9/10/2031		459	440	447	(6)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		2,512	2,468	2,506	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		3,198	3,134	3,190	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(11)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(11)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2025		—	—	—	(11)(15)(19)(21)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	13.36%	5.00%	1/23/2026		2,810	2,789	2,571	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						127,452		2,057	1,699	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	7.84%	4.13%	11/28/2029		30,814	30,220	30,816	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	7.84%	4.13%	11/29/2029		1,461	1,461	1,461	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(67)	—	(6)(15)(19)
Total Non-Control/Non-Affiliate Investments (174.7% of net assets)										$2,576,053	$2,532,332
Total Portfolio Investments (195.6% of net assets)										$2,987,920	$2,835,294
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$23,965	$23,965
Other cash accounts										102,107	102,107
Total Cash and Cash Equivalents and Restricted Cash (8.7% of net assets)										$126,072	$126,072
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (204.3% of net assets)										$3,113,992	$2,961,366

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$85,358	€77,829	2/6/2025	JPMorgan Chase Bank, N.A.	$4,652
Foreign currency forward contract	$59,066	£45,579	2/6/2025	JPMorgan Chase Bank, N.A.	2,000
					$6,652

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(22,735)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	(2,024)
						$(24,759)

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.33%, the 90-day SOFR at 4.31%, the 180-day SOFR at 4.25%, the PRIME at 7.50%, the SONIA at 5.50%, the 30-day EURIBOR at 2.85%, the 90-day EURIBOR at 2.71% and the 180-day EURIBOR at 2.57%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2024 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, qualifying assets represented 75.2% of the Company's total assets and non-qualifying assets represented 24.8% of the Company's total assets.
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
(15)As of December 31, 2024, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
(16)This investment was valued using net asset value as a practical expedient for fair value. Consistent with ASC 820, these investments are excluded from the hierarchical levels.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2024
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
(20)This investment was on non-accrual status as of December 31, 2024.
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR, EURIBOR, SONIA and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59%, the 180-day SOFR at 4.25%, the PRIME at 8.00%, the SONIA at 5.50%, the 90-day EURIBOR at 3.54% and the 180-day EURIBOR at 3.11%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2024 for transactions during the year ended September 30, 2024 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
The fair value of the Company's investments as of December 31, 2024 and September 30, 2024 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2024, there were nine investments on non-accrual status that in aggregate represented 5.1% and 3.9% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively.
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
As of December 31, 2024, included in restricted cash was $13.2 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $13.2 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility. As of September 30, 2024, included in restricted cash was $14.6 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur any U.S. federal excise tax for calendar year 2023 and calendar year 2024. The Company does not expect to incur a U.S. federal excise tax for calendar year 2025.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of December 31, 2024, 195.6% of net assets at fair value, or $2.8 billion, was invested in 136 portfolio companies, including (i) $135.4 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $49.6 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of December 31, 2024, 8.7% of net assets at fair value, or $126.1 million, was invested in cash and cash equivalents (including $13.2 million of restricted cash). In comparison, as of September 30, 2024, 203.1% of net assets at fair value, or $3.0 billion, was invested in 144 portfolio investments, including (i) $135.2 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $48.9 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2024, 5.3% of net assets at fair value, or $78.5 million, was invested in cash and cash equivalents (including $14.6 million of restricted cash). As of December 31, 2024, 84.8% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.6% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2024, 85.2% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.0% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2024 and 2023, the Company recorded net realized losses of $17.3 million and $8.5 million, respectively. During the three months ended December 31, 2024 and 2023, the Company recorded net unrealized depreciation of $19.6 million and $25.0 million, respectively.
The composition of the Company's investments as of December 31, 2024 and September 30, 2024 at cost and fair value was as follows:

	December 31, 2024		September 30, 2024
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,563,466	$2,513,494	$2,723,134	$2,684,858
Investments in equity securities	205,019	136,844	202,670	152,328
Debt investments in the JVs	164,644	162,240	164,324	161,552
Equity investments in the JVs	54,791	22,716	54,791	22,541
Total	$2,987,920	$2,835,294	$3,144,919	$3,021,279

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of December 31, 2024 and September 30, 2024 at floating rates and fixed rates:

	December 31, 2024		September 30, 2024
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,344,138	87.61%	$2,516,316	88.40%
Fixed rate debt securities	331,596	12.39	330,094	11.60
Total	$2,675,734	100.00%	$2,846,410	100.00%

The following table presents the financial instruments carried at fair value as of December 31, 2024 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$161,807	$2,242,164	$—	$2,403,971
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	13,264	258,499	—	271,763
Investments in equity securities (preferred)	—	—	66,361	—	66,361
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	2,204	2,542	65,737	22,716	93,199
Total investments at fair value	2,204	177,613	2,632,761	22,716	2,835,294
Cash equivalents	23,965	—	—	—	23,965
Derivative assets	—	6,652			6,652
Total assets at fair value	$26,169	$184,265	$2,632,761	$22,716	$2,865,911
Derivative liabilities	$—	$24,759	$—	$—	$24,759
Total liabilities at fair value	$—	$24,759	$—	$—	$24,759
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2024 to December 31, 2024 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2024	$2,320,310	$255,346	$66,320	$81,756	$2,723,732
Purchases	197,781	3,583	—	—	201,364
Sales and repayments	(221,074)	(63)	(587)	(221)	(221,945)
Transfers in (a)(c)	6,555	—	646	2,463	9,664
Transfers out (b)(c)	(46,798)	—	—	—	(46,798)
Capitalized PIK interest income	5,360	686	—	—	6,046
Accretion of OID	2,803	364	—	—	3,167
Net unrealized appreciation (depreciation)	(6,451)	(1,417)	270	(18,349)	(25,947)
Net realized gains (losses)	(16,322)	—	(288)	88	(16,522)
Fair value as of December 31, 2024	$2,242,164	$258,499	$66,361	$65,737	$2,632,761
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2024	$(24,408)	$(1,417)	$(11)	$(18,219)	$(44,055)
__________
(a) There were $6.6 million of transfers into Level 3 from Level 2 for investments during the three months ended December 31, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were $12.8 million of transfers out of Level 3 to Level 2 for investments during the three months ended December 31, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There were investment restructurings during the three months ended December 31, 2024 in which (1) $30.9 million of Level 3 senior secured debt was exchanged for Level 2 senior secured debt, (2) $0.6 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity and (3) $2.5 million of Level 3 senior secured debt was exchanged for Level 3 common equity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of December 31, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,934,244	Market Yield	Market Yield	(b)	5.7%	-	31.0%	12.3%
	55,105	Enterprise Value	Revenue Multiple	(c)	2.0x	-	5.5x	3.8x
	7,861	Enterprise Value	EBITDA Multiple	(c)	6.0x	-	7.5x	6.5x
	77,070	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	167,884	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	96,259	Market Yield	Market Yield	(b)	5.0%	-	45.0%	9.4%
Debt Investments in the JVs	162,240	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	64,146	Enterprise Value	Revenue Multiple	(c)	0.3x	-	5.5x	1.3x
	66,456	Enterprise Value	EBITDA Multiple	(c)	2.9x	-	15.0x	10.1x
	1,496	Enterprise Value	Asset Multiple	(c)	1.0x	-	1.4x	1.4x
Total	$2,632,761
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$430,000	$430,000	$—	$—	$430,000
OSI2 Citibank Facility payable	230,000	230,000	—	—	230,000
2025 Notes payable (carrying value is net of unamortized financing costs and unaccreted discount)	299,804	298,047	—	298,047	—
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	325,333	330,561	—	330,561	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	292,658	310,287	—	310,287	—
Total	$1,577,795	$1,598,895	$—	$938,895	$660,000

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2024		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,453,997	82.13%	$2,615,066	83.14%
Debt investments in the JVs	164,644	5.51%	164,324	5.23%
Common equity and warrants	137,030	4.59%	134,452	4.28%
Subordinated debt	109,469	3.66%	108,068	3.44%
Preferred equity	67,989	2.28%	68,218	2.17%
LLC equity interests of the JVs	54,791	1.83%	54,791	1.74%
Total	$2,987,920	100.00%	$3,144,919	100.00%

	December 31, 2024			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,403,971	84.79%	165.81%	$2,574,937	85.21%	173.06%
Debt investments in the JVs	162,240	5.72%	11.19%	161,552	5.35%	10.86%
Subordinated debt	109,523	3.86%	7.55%	109,921	3.64%	7.39%
Common equity and warrants	70,483	2.49%	4.86%	86,008	2.85%	5.78%
Preferred equity	66,361	2.34%	4.58%	66,320	2.20%	4.46%
LLC equity interests of the JVs	22,716	0.80%	1.57%	22,541	0.75%	1.52%
Total	$2,835,294	100.00%	195.56%	$3,021,279	100.00%	203.07%

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

	December 31, 2024		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,024,114	34.27%	$1,033,467	32.86%
Midwest	436,620	14.61%	397,640	12.64%
Southeast	403,852	13.52%	464,992	14.79%
West	317,345	10.62%	320,407	10.19%
Southwest	282,232	9.45%	285,648	9.08%
International	280,264	9.38%	343,033	10.91%
South	184,815	6.19%	241,098	7.67%
Northwest	58,678	1.96%	58,634	1.86%
Total	$2,987,920	100.00%	$3,144,919	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2024			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$939,503	33.12%	64.80%	$965,469	31.94%	64.89%
Midwest	428,669	15.12%	29.57%	390,607	12.93%	26.25%
Southeast	360,830	12.73%	24.89%	419,669	13.89%	28.21%
West	309,026	10.90%	21.31%	314,994	10.43%	21.17%
International	282,255	9.96%	19.47%	354,662	11.74%	23.84%
Southwest	274,413	9.68%	18.93%	279,653	9.26%	18.80%
South	182,007	6.42%	12.55%	237,634	7.87%	15.97%
Northwest	58,591	2.07%	4.04%	58,591	1.94%	3.94%
Total	$2,835,294	100.00%	195.56%	$3,021,279	100.00%	203.07%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2024 and September 30, 2024:

	December 31, 2024		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$550,332	18.47%	$532,200	16.85%
Multi-Sector Holdings (1)	225,653	7.55	228,181	7.26
Health Care Services	144,568	4.84	149,904	4.77
Health Care Technology	98,283	3.29	105,932	3.37
Interactive Media & Services	95,627	3.20	95,564	3.04
Pharmaceuticals	93,259	3.12	94,639	3.01
Aerospace & Defense	89,086	2.98	72,927	2.32
Industrial Machinery & Supplies & Components	82,262	2.75	82,624	2.63
Specialized Consumer Services	81,257	2.72	25,763	0.82
Diversified Financial Services	68,825	2.30	66,597	2.12
Metal, Glass & Plastic Containers	66,585	2.23	64,769	2.06
Environmental & Facilities Services	64,313	2.15	65,229	2.07
Airport Services	64,287	2.15	63,110	2.01
Real Estate Operating Companies	57,418	1.92	72,839	2.32
Real Estate Services	55,204	1.85	55,220	1.76
Internet Services & Infrastructure	53,468	1.79	53,376	1.70
Home Improvement Retail	50,334	1.68	49,891	1.59
Diversified Metals & Mining	50,116	1.68	50,061	1.59
Specialized Finance	49,404	1.65	45,156	1.44
Health Care Distributors	48,506	1.62	60,316	1.92
Life Sciences Tools & Services	47,030	1.57	—	—
Communications Equipment	45,920	1.54	46,764	1.49
Soft Drinks & Non-alcoholic Beverages	44,335	1.48	42,898	1.36
Diversified Support Services	42,772	1.43	79,799	2.54
Biotechnology	42,676	1.43	43,821	1.39
Automotive Retail	41,212	1.38	40,964	1.30
Systems Software	40,745	1.36	39,316	1.25
Personal Care Products	40,485	1.35	63,425	2.02
Real Estate Development	39,455	1.32	38,237	1.22
Office Services & Supplies	38,865	1.30	38,891	1.24
Leisure Facilities	37,886	1.27	37,958	1.21
Data Processing & Outsourced Services	34,984	1.17	80,058	2.55
Electrical Components & Equipment	32,890	1.10	32,834	1.04
Construction & Engineering	31,017	1.04	31,602	1.00
Movies & Entertainment	30,783	1.03	30,779	0.98
Health Care Equipment	29,955	1.00	28,823	0.92
Construction Machinery & Heavy Transportation Equipment	25,830	0.86	25,901	0.82
Wireless Telecommunication Services	24,239	0.81	24,257	0.77
Gold	23,490	0.79	23,454	0.75
Broadline Retail	22,485	0.75	22,231	0.71
Insurance Brokers	21,852	0.73	19,222	0.61
Hotels, Resorts & Cruise Lines	21,289	0.71	20,612	0.66
Packaged Foods & Meats	19,830	0.66	19,863	0.63
Oil & Gas Storage & Transportation	19,309	0.65	19,309	0.61
Apparel Retail	17,814	0.60	17,855	0.57
Health Care Supplies	15,268	0.51	14,426	0.46
Advertising	11,477	0.38	11,418	0.36
Food Distributors	10,782	0.36	14,639	0.47
Research & Consulting Services	9,483	0.32	—	—
Education Services	8,199	0.27	8,205	0.26
Home Furnishings	8,154	0.27	24,102	0.77
Financial Exchanges & Data	8,038	0.27	8,050	0.26
Paper & Plastic Packaging Products & Materials	3,959	0.13	18,379	0.58
Housewares & Specialties	2,835	0.09	2,806	0.09
Integrated Telecommunication Services	2,057	0.07	2,057	0.07
Distributors	1,733	0.06	1,733	0.06
Fertilizers & Agricultural Chemicals	—	—	54,677	1.74
Other Specialty Retail	—	—	36,810	1.17
Passenger Airlines	—	—	25,039	0.80
Specialty Chemicals	—	—	19,407	0.62
	$2,987,920	100.00%	$3,144,919	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2024			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$534,165	18.85%	36.85%	$523,007	17.34%	35.16%
Multi-Sector Holdings (1)	191,487	6.75	13.21	193,579	6.41	13.01
Health Care Services	113,419	4.00	7.82	127,935	4.23	8.60
Health Care Technology	99,703	3.52	6.88	104,795	3.47	7.04
Interactive Media & Services	93,773	3.31	6.47	96,963	3.21	6.52
Pharmaceuticals	90,677	3.20	6.25	91,804	3.04	6.17
Aerospace & Defense	90,570	3.19	6.25	74,327	2.46	5.00
Industrial Machinery & Supplies & Components	84,418	2.98	5.82	84,977	2.81	5.71
Specialized Consumer Services	81,296	2.87	5.61	25,772	0.85	1.73
Diversified Financial Services	66,961	2.36	4.62	66,324	2.20	4.46
Environmental & Facilities Services	62,422	2.20	4.31	64,119	2.12	4.31
Real Estate Operating Companies	55,309	1.95	3.81	71,246	2.36	4.79
Airport Services	53,946	1.90	3.72	55,434	1.83	3.73
Real Estate Services	53,848	1.90	3.71	54,197	1.79	3.64
Internet Services & Infrastructure	53,272	1.88	3.67	53,019	1.75	3.56
Diversified Metals & Mining	50,419	1.78	3.48	50,419	1.67	3.39
Specialized Finance	49,064	1.73	3.38	44,551	1.47	2.99
Home Improvement Retail	48,958	1.73	3.38	48,775	1.61	3.28
Health Care Distributors	47,658	1.68	3.29	58,906	1.95	3.96
Life Sciences Tools & Services	47,025	1.66	3.24	—	—	—
Biotechnology	46,500	1.64	3.21	45,954	1.52	3.09
Communications Equipment	46,024	1.62	3.17	46,858	1.55	3.15
Soft Drinks & Non-alcoholic Beverages	44,124	1.56	3.04	42,674	1.41	2.87
Diversified Support Services	43,159	1.52	2.98	80,638	2.67	5.42
Systems Software	41,193	1.45	2.84	39,813	1.32	2.68
Real Estate Development	39,457	1.39	2.72	38,237	1.27	2.57
Automotive Retail	39,179	1.38	2.70	39,111	1.29	2.63
Office Services & Supplies	38,615	1.36	2.66	38,149	1.26	2.56
Personal Care Products	38,075	1.34	2.63	57,451	1.90	3.86
Leisure Facilities	37,965	1.34	2.62	37,544	1.24	2.52
Metal, Glass & Plastic Containers	37,029	1.31	2.55	47,191	1.56	3.17
Electrical Components & Equipment	32,444	1.14	2.24	32,246	1.07	2.17
Movies & Entertainment	31,200	1.10	2.15	30,863	1.02	2.07
Construction & Engineering	30,566	1.08	2.11	31,063	1.03	2.09
Construction Machinery & Heavy Transportation Equipment	26,224	0.92	1.81	26,486	0.88	1.78
Data Processing & Outsourced Services	26,134	0.92	1.80	73,673	2.44	4.95
Gold	24,977	0.88	1.72	25,054	0.83	1.68
Wireless Telecommunication Services	24,739	0.87	1.71	24,311	0.80	1.63
Insurance Brokers	22,078	0.78	1.52	19,221	0.64	1.29
Hotels, Resorts & Cruise Lines	20,942	0.74	1.44	20,342	0.67	1.37
Health Care Equipment	20,875	0.74	1.44	26,264	0.87	1.77
Broadline Retail	20,825	0.73	1.44	22,554	0.75	1.52
Packaged Foods & Meats	19,816	0.70	1.37	19,846	0.66	1.33
Apparel Retail	17,971	0.63	1.24	18,017	0.60	1.21
Health Care Supplies	15,265	0.54	1.05	14,218	0.47	0.96
Oil & Gas Storage & Transportation	14,554	0.51	1.00	15,604	0.52	1.05
Advertising	11,540	0.41	0.80	11,515	0.38	0.77
Food Distributors	10,957	0.39	0.76	15,484	0.51	1.04
Research & Consulting Services	9,486	0.33	0.65	—	—	—
Education Services	8,345	0.29	0.58	8,263	0.27	0.56
Home Furnishings	8,154	0.29	0.56	9,376	0.31	0.63
Financial Exchanges & Data	8,113	0.29	0.56	8,065	0.27	0.54
Paper & Plastic Packaging Products & Materials	3,862	0.14	0.27	18,307	0.61	1.23
Housewares & Specialties	2,571	0.09	0.18	2,546	0.08	0.17
Distributors	2,247	0.08	0.15	2,220	0.07	0.15
Integrated Telecommunication Services	1,699	0.06	0.12	1,657	0.05	0.11
Fertilizers & Agricultural Chemicals	—	—	—	54,668	1.81	3.67
Other Specialty Retail	—	—	—	39,660	1.31	2.67
Passenger Airlines	—	—	—	26,556	0.88	1.78
Specialty Chemicals	—	—	—	19,431	0.64	1.31
Total	$2,835,294	100.00%	195.56%	$3,021,279	100.00%	203.07%
___________________
(1)This industry includes the Company's investments in the JVs and CLOs.
As of December 31, 2024 and September 30, 2024, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2024 and September 30, 2024, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of December 31, 2024. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2024, the revolving period of the SLF JV I Facility was scheduled to expire April 17, 2027 and the maturity date was April 22, 2027. As of December 31, 2024, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 1.70% per annum. As of December 31, 2024 and September 30, 2024, $175.0 million and $200.0 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of December 31, 2024 and September 30, 2024, SLF JV I had total assets of $344.9 million and $375.8 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 42 and 48 portfolio companies as of December 31, 2024 and September 30, 2024, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of December 31, 2024, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $135.4 million in aggregate, at fair value. As of September 30, 2024, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $135.2 million in aggregate, at fair value.
As of each of December 31, 2024 and September 30, 2024, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of December 31, 2024 and September 30, 2024, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Senior secured loans (1)	$302,538	$330,094
Weighted average interest rate on senior secured loans (2)	9.11%	9.56%
Number of borrowers in SLF JV I	42	48
Largest exposure to a single borrower (1)	$10,469	$10,495
Total of five largest loan exposures to borrowers (1)	$50,339	$49,413
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of December 31, 2024

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	9.36%		11/3/2031		$8,231	$7,896	$7,891
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.59%		8/18/2028		10,469	10,383	10,584
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	10.81%		12/18/2025		994	989	956	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025		5,885	5,859	5,665	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.96%		6/30/2025		8,212	8,196	7,965	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	9.01%		12/30/2027		5,214	5,214	5,255
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.83%		2/15/2031		7,941	7,882	7,886
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.85%		12/29/2027		4,082	4,041	3,968	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.47%		12/29/2027		100	95	86	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.08%		2/25/2028		2,540	2,513	1,905	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		4,037	3,775	807	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.46%		8/19/2028		7,755	7,580	7,745
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.71%		8/19/2028		1,965	1,887	1,969
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	7.61%		2/15/2029		9,010	8,779	9,051
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.43%	4.00%	12/24/2026		6,615	6,570	6,456	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.57%		6/11/2027		1,731	1,719	1,629	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.59%		6/11/2027		6,225	6,167	5,860	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	7.69%		5/10/2027		9,149	9,009	9,195
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.34%		7/30/2031		8,000	7,983	8,076
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,323	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	7.50%	10.66%	1.50%	8/10/2027		2,355	2,334	1,625
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	7.50%	10.66%	1.50%	8/10/2027		1,983	1,964	1,369
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	7.50%	10.66%	1.50%	8/10/2027		1,961	1,944	1,353
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	7.50%	10.66%	1.50%	8/10/2027		600	595	414
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	7.50%	10.66%	1.50%	8/10/2027		8	8	6
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.08%		3/21/2031		2,500	2,500	2,511
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.50%	7.83%		3/30/2029		6,056	5,683	6,082
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	8.57%		1/30/2031		7,960	7,880	8,099
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.10%		8/2/2029		8,500	8,394	8,363
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.11%		4/26/2029		9,006	8,896	9,090
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.85%		4/2/2029		1,176	1,174	1,157
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.51%		8/29/2031		4,208	4,150	4,197	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.76%		7/1/2031		6,983	6,948	7,079

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.71%		4/9/2029		$7,820	$7,675	$7,722	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	8.78%		2/15/2029		8,844	8,786	8,930
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.34%		3/25/2027		8,375	8,279	7,692	(4)
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.00%	8.36%		8/15/2028		8,890	8,689	8,961
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.46%		10/29/2028		7,876	7,676	7,635	(4)
LSF12 Crown US Commercial Bidco, LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.80%		12/2/2031		6,202	6,140	6,202
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.11%		7/29/2029		9,975	9,858	10,004
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.09%		8/25/2031		9,770	9,442	9,453
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.37%		3/1/2029		7,890	7,669	7,907
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.61%		6/17/2031		7,981	7,934	7,993
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.21%		2/1/2028		787	786	733
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.21%		2/11/2028		7,928	7,856	7,912
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.01%	8/22/2029		1,594	1,594	1,594	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.51%	1.50%	8/22/2029		1,034	1,034	1,034	(4)
Pluralsight, LLC	Application Software	Common Stock						514,789		1,719	1,261	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.36%		4/5/2030		10,405	10,280	10,393
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	7.59%		1/31/2029		2,963	2,963	2,974
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.25%	7.61%		2/12/2031		6,965	6,896	6,979
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.17%		6/30/2029		935	893	917
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.17%		6/30/2029		2,627	2,627	2,522
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	6.45%	5.00%	6/30/2029		1,469	1,469	1,322
SHO Holding I Corporation	Footwear	Common Stock						2,746		4,295	3,145
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.18%		9/4/2029		5,336	5,144	5,113	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.33%		9/27/2030		7,940	7,821	7,770
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.11%		9/15/2028		7,481	7,481	7,558
Total Portfolio Investments									$302,538	$311,207	$303,343

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

_______
(1) Represents the interest rate as of December 31, 2024. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2024, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 4.33%, the 90-day SOFR at 4.31% and the 180-day SOFR at 4.25%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of December 31, 2024 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of December 31, 2024.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of December 31, 2024.

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

______
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of December 31, 2024 and September 30, 2024. The Company earned interest income of $3.4 million and $3.6 million on the SLF JV I Notes for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $22.7 million, respectively, as of December 31, 2024, and $54.8 million and $22.5 million, respectively, as of September 30, 2024. The Company earned $0.7 million and $1.4 million in dividend income for the three months ended December 31, 2024 and 2023, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2024 and September 30, 2024 and for the three months ended December 31, 2024 and 2023:

	December 31, 2024	September 30, 2024
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2024: $311,207; cost September 30, 2024: $337,882)	$303,343	$329,496
Cash and cash equivalents	34,383	36,082
Restricted cash	1,868	6,994
Other assets	5,269	3,260
Total assets	$344,863	$375,832

Senior credit facility payable	$175,000	$200,000
Secured borrowings	—	11,311
SLF JV I Notes payable at fair value (proceeds December 31, 2024: $128,750; proceeds September 30, 2024: $128,750)	128,750	128,750
Other liabilities	15,041	10,007
Total liabilities	$318,791	$350,068
Members' equity	26,072	25,764
Total liabilities and members' equity	$344,863	$375,832

	Three months ended December 31, 2024	Three months ended December 31, 2023
Selected Statements of Operations Information:
Interest income	$8,266	$9,708
Other income	6	57
Total investment income	8,272	9,765
Senior credit facility and secured borrowing interest expense	3,625	3,906
SLF JV I Notes interest expense	3,936	4,093
Other expenses	77	71
Total expenses (1)	7,638	8,070
Net investment income	634	1,695
Net unrealized appreciation (depreciation)	522	947
Net realized gains (losses)	(47)	(322)
Net income (loss)	$1,109	$2,320
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
During the three months ended December 31, 2024 and 2023, the Company did not sell any senior secured debt investments to SLF JV I.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of December 31, 2024 and September 30, 2024, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of December 31, 2024, had a revolving period end date and maturity date of April 17, 2027 and April 22, 2027, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of December 31, 2024, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 1.70% per annum. As of December 31, 2024 and September 30, 2024, $69.0 million and $79.0 million of borrowings were outstanding under the Glick JV Facility, respectively.
As of December 31, 2024 and September 30, 2024, the Glick JV had total assets of $127.9 million and $145.0 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 39 and 44 portfolio companies as of December 31, 2024 and September 30, 2024, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $49.6 million and $48.9 million in the aggregate at fair value as of December 31, 2024 and September 30, 2024, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of December 31, 2024 and September 30, 2024, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of December 31, 2024 and September 30, 2024, of which $73.5 million was from the Company. As of each of December 31, 2024 and September 30, 2024, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of December 31, 2024 and September 30, 2024, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Senior secured loans (1)	$113,723	$125,405
Weighted average current interest rate on senior secured loans (2)	9.19%	9.65%
Number of borrowers in the Glick JV	39	44
Largest loan exposure to a single borrower (1)	$5,814	$5,898
Total of five largest loan exposures to borrowers (1)	$22,375	$22,152
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of December 31, 2024

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.59%		8/18/2028	$1,975	$1,945	$1,997
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	3,256	3,242	3,134	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	10.81%		12/18/2025	497	494	478	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.96%		6/30/2025	5,814	5,803	5,640	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	9.01%		12/30/2027	1,738	1,738	1,752
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.83%		2/15/2031	3,476	3,450	3,452
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.47%		12/29/2027	41	39	36	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.85%		12/29/2027	1,695	1,678	1,647	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.08%		2/25/2028	1,045	1,033	783	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028	1,661	1,577	332	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.46%		8/19/2028	3,141	3,070	3,137
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.71%		8/19/2028	983	944	985
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	7.61%		2/15/2029	2,935	2,848	2,948
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.43%	4.00%	12/24/2026	3,816	3,791	3,725	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.59%		6/11/2027	3,320	3,289	3,125	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.57%		6/11/2027	790	785	743	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	7.69%		5/10/2027	3,709	3,653	3,728
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.34%		7/30/2031	3,000	2,993	3,028
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.08%		3/21/2031	1,200	1,200	1,205
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.50%	7.83%		3/30/2029	1,947	1,832	1,955
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	8.57%		1/30/2031	2,985	2,955	3,037
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.10%		8/2/2029	2,885	2,861	2,839
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.11%		4/26/2029	3,525	3,483	3,558
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.85%		4/2/2029	391	387	385

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.51%		8/29/2031	$1,025	$1,011	$1,022	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.76%		7/1/2031	2,993	2,978	3,034
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.71%		4/9/2029	3,910	3,838	3,861	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	8.78%		2/15/2029	4,337	4,302	4,379
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.34%		3/25/2027	2,094	2,070	1,923	(4)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	4.00%	8.36%		8/15/2028	3,551	3,461	3,579
Kidde Global Services	Building Products	First Lien Term Loan	SOFR+	4.25%	8.80%		12/2/2031	1,516	1,501	1,516
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.46%		10/29/2028	2,980	2,897	2,888	(4)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.11%		7/29/2029	3,990	3,943	4,001
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.09%		8/25/2031	3,908	3,777	3,781
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.61%		6/17/2031	3,491	3,471	3,497
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.21%		2/1/2028	392	392	366
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.21%		2/11/2028	2,972	2,938	2,966
Pluralsight, LLC	Application Software	Common Equity & Warrants						—	1,105	811	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.51%	1.50%	8/22/2029	664	664	664	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.01%	8/22/2029	1,025	1,025	1,025	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.36%		4/5/2030	2,468	2,462	2,465
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	7.59%		1/31/2029	1,481	1,481	1,487
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.25%	7.61%		2/12/2031	2,985	2,955	2,991
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.17%		6/30/2029	695	664	681
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.17%		6/30/2029	1,952	1,952	1,874
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	6.45%	5.00%	6/30/2029	1,091	1,091	982
SHO Holding I Corporation	Footwear	Common Equity & Warrants							3,194	2,337
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.18%		9/4/2029	1,914	1,845	1,834	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.33%		9/27/2030	3,970	3,910	3,885
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.11%		9/15/2028	2,494	2,494	2,522
Total Portfolio Investments								$113,723	$116,511	$114,020
__________
(1) Represents the interest rate as of December 31, 2024. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2024, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 4.33%, the 90-day SOFR at 4.31% and the 180-day SOFR at 4.25%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of December 31, 2024 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of December 31, 2024.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of December 31, 2024.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Glick JV Portfolio as of September 30, 2024

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.25%		8/18/2028	$1,980	$1,948	$1,991	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	3,359	3,341	3,225	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	513	510	493	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.45%		6/30/2025	5,897	5,880	5,426	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.10%		2/15/2031	3,485	3,459	3,406
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.52%		12/29/2027	1,699	1,681	1,617	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.29%		12/29/2027	120	118	110	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.35%		2/25/2028	1,047	1,035	868	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028	1,661	1,619	477	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.95%		8/19/2028	3,149	3,073	3,102
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.20%		8/19/2028	985	943	972
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.10%		2/15/2029	2,942	2,850	2,929
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.70%	4.00%	12/24/2026	3,778	3,710	3,664	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027	3,328	3,298	3,133	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027	792	787	745	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.27%		5/10/2027	3,718	3,657	3,710
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.01%		7/30/2031	3,000	2,993	2,998
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.60%		3/30/2029	2,621	2,456	2,613
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.60%		10/13/2029	2,570	2,446	2,443	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	9.25%		1/30/2031	2,993	2,963	3,015
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%	8.60%		7/31/2029	2,813	2,792	2,826
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.21%		8/2/2029	2,957	2,932	2,916
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.60%		4/26/2029	3,534	3,488	3,553
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.85%		4/2/2029	392	387	373
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	10.06%		8/29/2031	1,025	1,011	1,019	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.76%		7/1/2031	3,000	2,985	3,026
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.20%		4/9/2029	3,920	3,843	3,823	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029	3,125	3,088	3,114
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.21%		6/30/2026	3,870	3,842	3,865
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.62%		3/25/2027	2,125	2,098	1,785	(4)
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	9.36%		8/15/2028	3,551	3,454	3,558
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2028	2,987	2,899	2,926	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.60%		7/29/2029	$4,000	$3,950	$3,939
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.85%		8/25/2031	4,000	3,861	3,850
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	8.10%		6/17/2031	3,500	3,480	3,453
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.70%		2/1/2028	990	989	954
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.70%		2/11/2028	2,980	2,944	2,959
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029	662	662	662	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.62%	8/22/2029	993	993	993	(4)
Pluralsight, LLC	Application Software	Common Equity & Warrants							1,105	1,105	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.10%		4/5/2030	1,985	1,980	1,986
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	8.76%		3/16/2027	1,480	1,481	1,483
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	8.85%		2/12/2031	2,993	2,963	2,998
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029	697	664	683
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029	1,957	1,957	1,879
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	12.32%		6/30/2029	1,078	1,078	970
SHO Holding I Corporation	Footwear	Common Equity & Warrants							3,194	2,337
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	8.00%		10/5/2027	3,266	3,250	3,277
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.69%		9/4/2029	1,918	1,846	1,748	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	8.35%		9/27/2030	3,980	3,920	3,878
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.10%		4/19/2031	1,493	1,478	1,499
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.57%		4/4/2031	1,995	1,985	2,004
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	10.95%		12/29/2028	8	7	7	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	8.60%		9/15/2028	2,494	2,494	2,502
Total Portfolio Investments								$125,405	$127,867	$124,887
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $52.0 million and $49.6 million, respectively, as of December 31, 2024. The cost and fair value of the Company's aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. For the three months ended December 31, 2024 and 2023, the Company's investment in the Glick JV Notes earned interest income of $1.7 million and $1.8 million, respectively. The Company did not earn dividend income for the three months ended December 31, 2024 and 2023 with respect to its investment in the LLC equity interest of the Glick JV. As of December 31, 2024, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for the Glick JV as of December 31, 2024 and September 30, 2024 and for the three months ended December 31, 2024 and 2023:

	December 31, 2024	September 30, 2024
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2024: $116,511; cost September 30, 2024: $127,867)	$114,020	$124,887
Cash and cash equivalents	11,965	10,907
Restricted cash	941	1,032
Other assets	1,009	8,177
Total assets	$127,935	$145,003

Senior credit facility payable	$69,000	$79,000
Glick JV Notes payable at fair value (proceeds December 31, 2024: $66,685; proceeds September 30, 2024: $66,685)	56,714	55,886
Secured borrowings	—	5,766
Other liabilities	2,221	4,351
Total liabilities	$127,935	$145,003
Members' equity	—	—
Total liabilities and members' equity	$127,935	$145,003

	Three months ended December 31, 2024	Three months ended December 31, 2023
Selected Statements of Operations Information:
Interest income	$3,198	$3,798
Fee income	4	25
Total investment income	3,202	3,823
Senior credit facility and secured borrowing interest expense	1,425	1,452
Glick JV Notes interest expense	1,613	1,694
Other expenses	41	37
Total expenses (1)	3,079	3,183
Net investment income	123	640
Net unrealized appreciation (depreciation)	(338)	(453)
Realized gain (loss)	215	(187)
Net income (loss)	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the three months ended December 31, 2024 and 2023, the Company did not sell any debt investments to the Glick JV.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three months ended December 31, 2024 and 2023, the Company recorded total fee income of $1.7 million and $1.3 million, respectively, of which $0.2 million and $0.2 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2024 and 2023:

(Share amounts in thousands)	Three months ended December 31, 2024	Three months ended December 31, 2023
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$7,239	$10,535
Weighted average common shares outstanding — basic and diluted	82,245	77,840
Earnings (loss) per common share — basic and diluted	$0.09	$0.14
Changes in Net Assets

The following table presents the changes in net assets for the three months ended December 31, 2024:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2024	82,245	$822	$2,264,449	$(777,460)	$1,487,811
Net investment income	—	—	—	44,302	44,302
Net unrealized appreciation (depreciation)	—	—	—	(19,614)	(19,614)
Net realized gains (losses)	—	—	—	(17,310)	(17,310)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(139)	(139)
Distributions to stockholders	—	—	—	(45,235)	(45,235)
Issuance of common stock under dividend reinvestment plan	95	1	1,454	—	1,455
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,454)	—	(1,455)
Balance as of December 31, 2024	82,245	$822	$2,264,449	$(815,456)	$1,449,815

The following table presents the changes in net assets for the three months ended December 31, 2023:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2023	77,225	$772	$2,166,330	$(651,338)	$1,515,764
Net investment income	—	—	—	44,189	44,189
Net unrealized appreciation (depreciation)	—	—	—	(25,025)	(25,025)
Net realized gains (losses)	—	—	—	(8,453)	(8,453)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(176)	(176)
Distributions to stockholders	—	—	—	(48,897)	(48,897)
Issuance of common stock in connection with the "at the market" offering	1,641	17	32,296	—	32,313
Issuance of common stock under dividend reinvestment plan	99	1	1,935	—	1,936
Balance as of December 31, 2023	78,965	$790	$2,200,561	$(689,700)	$1,511,651

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

For income tax purposes, the Company has reported its distributions for the 2024 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2024 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2024 and 2023:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	$0.55	$43.8	million	94,970	(1)	$1.5	million
Total for the three months ended December 31, 2024				$0.55	$43.8	million	94,970		$1.5	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(2)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	$0.07	$5.3	million	11,133	(2)	$0.2	million
Total for the three months ended December 31, 2023				$0.62	$47.0	million	98,605		$1.9	million
 __________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Common Stock Issuances
On January 23, 2023, in connection with the OSI2 Merger, the Company issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders. During the three months ended December 31, 2023, the Company issued 98,605 shares of common stock as part of the DRIP.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

In connection with the "at the market" offering, the Company did not issue and sell any shares of common stock during the three months ended December 31, 2024.
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

As of December 31, 2024, the size of the Syndicated Facility was $1.218 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of December 31, 2024, (i) the period during which the Company may make drawings with respect to $1.035 billion of commitments will expire on June 23, 2027 and the maturity date is June 23, 2028, (ii) the period during which the Company may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at the Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of December 31, 2024, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of each of December 31, 2024 and September 30, 2024, the Company had $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $430.0 million. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.841% and 7.621% for the three months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024 and 2023, the Company recorded interest expense (inclusive of fees) of $9.5 million and $9.6 million, respectively, related to the Syndicated Facility.
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
As of December 31, 2024, the Company was able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of December 31, 2024, the OSI2 Citibank Facility had a reinvestment period through May 25, 2027, during which advances may be made, and matures on January 26, 2029. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to SOFR plus 2.35% per annum. After the reinvestment period, the applicable spread is 3.35% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of December 31, 2024 and September 30, 2024, the Company had $230.0 million and $280.0 million outstanding under the OSI2 Citibank Facility, respectively, which had a fair value of $230.0 million and $280.0 million, respectively. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.412% and 8.204% for the three months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024 and 2023, the Company recorded interest expense (inclusive of fees) of $5.7 million and $6.1 million, respectively, related to the OSI2 Citibank Facility.
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
Interest on the 2025 Notes is paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes mature on February 25, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2025 Notes can require the Company to repurchase the 2025 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2025 Notes Indenture. The 2025 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2024, the Company did not repurchase any of the 2025 Notes in the open market.

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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2024, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2024, the Company did not repurchase any of the 2029 Notes in the open market.
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

The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024			As of September 30, 2024
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.1)	(1.6)	(2.7)	(0.3)	(1.8)	(2.9)
Unaccreted discount	(0.1)	(0.4)	(2.6)	(0.2)	(0.4)	(2.7)
Interest rate swap fair value adjustment	—	(22.7)	(2.0)	—	(20.2)	7.2
Net carrying value	$299.8	$325.3	$292.7	$299.5	$327.6	$301.6
Fair Value	$298.0	$330.6	$310.3	$298.1	$327.7	$312.3
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three months ended December 31, 2024:

($ in millions)	2025 Notes	2027 Notes	2029 Notes
Coupon interest	$2.6	$2.3	$5.3
Amortization of financing costs and discount	0.3	0.2	0.3
Effect of interest rate swap	—	3.5	0.8
Total interest expense	$2.9	$6.0	$6.4
Coupon interest rate (net of effect of interest rate swaps)	3.500%	6.545%	7.940%
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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2024 and 2023.

	Three months ended December 31, 2024	Three months ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$7,239	$10,535
Net unrealized (appreciation) depreciation	19,614	25,025
Book/tax difference due to capital losses suspended (utilized)	12,293	6,540
Other book/tax differences	10,891	(7,178)
Taxable/Distributable Income (1)	$50,037	$34,922
 __________
(1) The Company's taxable income for the three months ended December 31, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2024, $9.0 million of the $9.0 million deferred tax assets would not more likely than not be realized in future periods.
For the three months ended December 31, 2024, the Company recognized an expense for income tax related to net investment income of $0.3 million and an expense for income tax related to realized and unrealized gains (losses) of $0.1 million, which was composed primarily of a current income tax expense. For the three months ended December 31, 2023, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.2 million, which was composed primarily of a current income tax expense.

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
During the three months ended December 31, 2024, the Company recorded an aggregate net realized loss of $17.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
SVP-Singer Holdings Inc.	$(16.6)
FinThrive Software Intermediate Holdings Inc	(1.6)
Other, net	0.9
Total, net	$(17.3)
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
During the three months ended December 31, 2024 and 2023, the Company recorded net unrealized depreciation of $19.6 million and $25.0 million, respectively. For the three months ended December 31, 2024, this consisted of $24.3 million of net unrealized depreciation on debt investments and $17.8 million of net unrealized depreciation on equity investments, partially offset by $10.5 million of net unrealized appreciation of foreign currency forward contracts and $12.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the three months ended December 31, 2023, this consisted of $18.8 million of net unrealized depreciation on equity investments, $13.7 million of net unrealized depreciation on debt investments and $7.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $15.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Related Party Transactions

As of December 31, 2024 and September 30, 2024, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.9 million and $15.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three months ended December 31, 2024 and 2023, the base management fee incurred under the Investment Advisory Agreement was $7.4 million (net of waiver) and $10.0 million (net of waiver), respectively.
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

Effective as of October 1, 2024, Oaktree has waived the incentive fee on income in such an amount, if any, as necessary such that the incentive fee on income does not exceed (a) 17.5% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters (or portion thereof) less (b) the aggregate incentive fees on income that were paid to Oaktree (including the effect of waivers, if any) in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For the avoidance of doubt, in no quarter shall the incentive fee on income be less than zero.

“Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income, since October 1, 2024, in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, since October 1, 2024, in respect of the Trailing Twelve Quarters.

“Trailing Twelve Quarters” means the current calendar quarter and each of the eleven preceding calendar quarters beginning with the calendar quarter that commenced October 1, 2024, as the case may be (or the appropriate portion thereof in the case of any of the first eleven calendar quarters commencing on or after October 1, 2024). The Trailing Twelve Quarters will be a total of less than 12 full fiscal quarters for all periods ending prior to September 30, 2027.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

For the three months ended December 31, 2024, Oaktree waived $6.4 million of Part I incentive fees pursuant to this waiver agreement.

For the three months ended December 31, 2024 and 2023, the Part I incentive fee incurred under the Investment Advisory Agreement was $1.5 million (net of waiver) and $9.0 million, respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of December 31, 2024, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the three months ended December 31, 2024 and 2023, the Company did not incur any capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2024 and 2023, there were no accrued capital gains incentive fees. As of December 31, 2024, the total accrued capital gains incentive fee liability was zero.
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
For the three months ended December 31, 2024 and 2023, the Company accrued administrative expenses of $0.5 million and $0.4 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively.
As of December 31, 2024 and September 30, 2024, $1.5 million and $4.1 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2024	Three months ended December 31, 2023
Net asset value per share at beginning of period	$18.09	$19.63
Net investment income (1)	0.54	0.57
Net unrealized appreciation (depreciation) (1)	(0.24)	(0.33)
Net realized gains (losses) (1)	(0.21)	(0.11)
Distributions of net investment income to stockholders	(0.55)	(0.62)
Net asset value per share at end of period	$17.63	$19.14
Per share market value at beginning of period	$16.31	$20.12
Per share market value at end of period	$15.28	$20.42
Total return (2)	(2.95)%	4.70%
Common shares outstanding at beginning of period	82,245	77,225
Common shares outstanding at end of period	82,245	78,965
Net assets at beginning of period	$1,487,811	$1,515,764
Net assets at end of period	$1,449,815	$1,511,651
Average net assets (3)	$1,483,643	$1,524,243
Ratio of net investment income to average net assets (3)(6)	11.85%	11.50%
Ratio of total expenses to average net assets (3)(6)	13.16%	14.39%
Ratio of net expenses to average net assets (3)(6)	11.25%	14.00%
Ratio of portfolio turnover to average investments at fair value	6.89%	7.36%
Weighted average outstanding debt (4)	$1,697,500	$1,660,435
Average debt per share (1)	$20.64	$21.33
Asset coverage ratio at end of period (5)	187.89%	188.66%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,612.9 million and $1,662.9 million as of December 31, 2024 and 2023, respectively.
(6)	Interim periods are annualized.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$85,358	€77,829	2/6/2025	$—	$4,652	Derivative asset
Foreign currency forward contract	$59,066	£45,579	2/6/2025	—	2,000	Derivative asset
				$—	$6,652
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$84,291	€76,394	11/7/2024	$—	$1,102	Derivative liability
Foreign currency forward contract	$53,624	£42,021	11/7/2024	—	2,739	Derivative liability
				$—	$3,841
In connection with the issuance of the 2027 Notes and 2029 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada pursuant to ISDA Master Agreements. As of December 31, 2024 and September 30, 2024, the Company paid $21.9 million and $17.1 million, respectively, to the Royal Bank of Canada to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$22,735	Derivative liability
Interest rate swap	300,000	2/15/2029	—	2,024	Derivative liability
			$—	$24,759
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$20,229	Derivative liability
Interest rate swap	300,000	2/15/2029	7,227	—	Derivative liability
			$7,227	$20,229

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2024, the Company's only off-balance sheet arrangements consisted of $302.3 million of unfunded commitments, which was composed of $275.2 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $275.2 million, approximately $243.7 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, the Company's only off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of December 31, 2024 and September 30, 2024 is shown in the table below:

	December 31, 2024	September 30, 2024
Integrity Marketing Acquisition, LLC	$15,203	$16,436
Verona Pharma, Inc.	14,846	14,846
OCSI Glick JV LLC	13,998	13,998
PetVet Care Centers, LLC	13,732	13,732
Senior Loan Fund JV I, LLC	13,125	13,125
107-109 Beech OAK22 LLC	11,911	11,911
PPW Aero Buyer, Inc.	9,604	10,235
Accession Risk Management Group, Inc.	9,518	11,019
BioXcel Therapeutics, Inc.	9,383	9,383
Pluralsight, LLC	8,688	8,688
Poseidon Midco AB	8,181	8,181
Monotype Imaging Holdings Inc.	7,259	8,005
Next Holdco, LLC	7,051	7,051
Creek Parent, Inc.	6,878	—
Eyesouth Eye Care Holdco LLC	6,518	6,585
MRI Software LLC	6,490	6,972
TBRS, Inc.	6,362	—
Telephone and Data Systems, Inc.	6,273	6,273
iCIMs, Inc.	5,927	5,802
Truck-Lite Co., LLC	5,718	5,721
Dominion Diagnostics, LLC	5,574	5,574
AVSC Holding Corp.	5,563	—
Digital.AI Software Holdings, Inc.	5,441	6,045
Sorenson Communications, LLC	5,409	5,409
Mindbody, Inc.	5,238	5,238
SumUp Holdings Luxembourg	5,101	5,101
Avalara, Inc.	5,047	5,047
Everbridge, Inc.	5,043	5,043
ACESO Holding 4 S.A.R.L.	4,692	4,700
Kings Buyer, LLC	4,096	3,277
Legends Hospitality Holding Company, LLC	3,870	4,651
Berner Food & Beverage, LLC	3,842	1,007
Inventus Power, Inc.	3,792	3,792
Quantum Bidco Limited	3,607	6,311

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2024	September 30, 2024
WP CPP Holdings, LLC	$3,272	$3,272
Galileo Parent, Inc.	3,235	1,163
Spanx, LLC	3,092	3,092
Enverus Holdings, Inc.	3,079	3,014
107 Fair Street LLC	2,449	3,507
USIC Holdings, Inc.	2,417	1,938
Kite Midco II Inc.	2,374	—
Crewline Buyer, Inc.	2,180	2,180
Protein For Pets Opco, LLC	2,117	2,117
Coupa Holdings, LLC	2,075	2,075
LSL Holdco, LLC	1,908	636
Oranje Holdco, Inc.	1,904	1,904
Minotaur Acquisition, Inc.	1,882	1,882
Optimizely North America Inc.	1,694	—
Establishment Labs Holdings Inc.	1,692	3,384
Evergreen IX Borrower 2023, LLC	1,626	1,626
Supreme Fitness Group NY Holdings, LLC	1,552	1,552
Centralsquare Technologies, LLC	1,404	1,436
MHE Intermediate Holdings, LLC	1,264	1,786
Acquia Inc.	1,192	1,625
Grove Hotel Parcel Owner, LLC	1,058	1,762
Dialyze Holdings, LLC	1,027	—
Icefall Parent, Inc.	995	995
112-126 Van Houten Real22 LLC	915	1,077
Salus Workers' Compensation, LLC	869	3,102
SIO2 Medical Products, Inc.	633	1,584
Finastra USA, Inc.	460	654
Telestream Holdings Corporation	424	244
ASP-R-PAC Acquisition Co LLC	317	166
All Web Leads, Inc.	240	240
Amspec Parent LLC	—	9,372
Accupac, Inc.	—	4,051
Delta Leasing SPV II LLC	—	3,581
Harrow, Inc.	—	3,438
PRGX Global, Inc.	—	3,127
SVP-Singer Holdings Inc.	—	621
Total	$302,326	$311,361

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2024, except as discussed below.
Distribution Declaration
On January 27, 2025, the Company’s Board of Directors declared quarterly and supplemental distributions of $0.40 per share and $0.07 per share, respectively, payable in cash on March 31, 2025 to stockholders of record on March 17, 2025.

Purchase Agreement

On January 31, 2025, the Company and Oaktree Capital I, L.P., an affiliate of the Adviser, entered into a purchase agreement pursuant to which Oaktree Capital I, L.P. purchased 5,672,149 shares of the Company’s common stock on February 3, 2025 for an aggregate purchase price of $100.0 million. These shares were sold at $17.63 per share, which was the Company’s net asset value per share as of January 31, 2025 as calculated in accordance with Section 23 of the Investment Company Act. The shares were sold in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Oaktree Capital I, L.P. has agreed not to sell the shares acquired in this transaction through February 3, 2026.

Incentive Fee Waiver
On January 31, 2025, the Company and Oaktree entered into a letter agreement providing for the waiver of certain portions of the incentive fee on income. See Note 10 for additional information.

Oaktree Specialty Lending Corporation                Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2024

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2024	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2024	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	(1,749)	25,889	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		—	—	3,357	63	—	3,420	0.2%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	12,247	—	(1,113)	11,134	0.8%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$13,893	—	(4)	11,360	—	(7,539)	3,821	0.3%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	—	—	(1,028)	1,035	(7)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%			8/28/2025		5,574	—	(2)	4,546	—	(3,013)	1,533	0.1%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	9.46%		10/20/2028		58,349	—	1,732	48,896	688	—	49,584	3.4%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.96%		12/29/2028		112,656	—	3,445	112,656	—	—	112,656	7.8%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	700	22,541	175	—	22,716	1.6%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,434	—	102	3,332	139	(37)	3,434	0.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		18,456	—	601	17,907	601	(52)	18,456	1.3%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,659	—	112	3,550	112	(3)	3,659	0.3%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,649	—	49	1,600	49	—	1,649	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		971	—	21	—	990	(19)	971	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	20,802	—	(11,942)	8,860	0.6%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$218,641	$—	$6,756	$289,404	$3,852	$(25,474)	$267,782	18.5%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.43%	2.00%	9/29/2026		1,828	—	48	1,741	16	(8)	1,749	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.43%	2.00%	3/29/2027		3,656	—	104	3,463	33	(16)	3,480	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,631	—	—	3,183	—	—	3,183	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.43%		3/30/2026		1,560	—	42	1,506	7	(7)	1,506	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	1,622	—	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	1,246	250	—	1,496	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,065	—	—	4,087	—	(68)	4,019	0.3%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		20,917	—	—	18,235	—	(110)	18,125	1.3%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		(288)	—	594	281	(875)	—	—%
Total Affiliate Investments									$36,657	$(288)	$194	$35,677	$587	$(1,084)	$35,180	2.4%
Total Control & Affiliate Investments									$255,298	$(288)	$6,950	$325,081	$4,439	$(26,558)	$302,962	20.9%

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2024 and elsewhere in this quarterly report on Form 10-Q.
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by tariffs and trade disputes with other countries, inflation and an elevated interest rate environment;
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
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, the Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator, an affiliate of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.
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
The fair value of our investments as of December 31, 2024 and September 30, 2024 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of December 31, 2024, 96.8% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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
As of December 31, 2024, we held $2,835.3 million of investments at fair value, down from $3,021.3 million held at September 30, 2024, primarily driven by sales of investments and net realized and unrealized losses during the three months ended December 31, 2024. As of December 31, 2024 and September 30, 2024, approximately 91.9% and 94.5%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2024, there were nine investments on non-accrual status that in the aggregate represented 5.1% and 3.9% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively.
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
During the three months ended December 31, 2024, we originated $198.1 million of investment commitments in 5 new and 8 existing portfolio companies and funded $201.3 million of investments.
During the three months ended December 31, 2024, we received $352.4 million of proceeds from prepayments, exits, other paydowns and sales and exited 13 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2024	September 30, 2024
Cost:
Senior secured debt	82.13%	83.14%
Debt investments in the JVs	5.51	5.23
Common equity and warrants	4.59	4.28
Subordinated debt	3.66	3.44
Preferred equity	2.28	2.17
LLC equity interests of the JVs	1.83	1.74
Total	100.00%	100.00%

	December 31, 2024	September 30, 2024
Fair value:
Senior secured debt	84.79%	85.21%
Debt investments in the JVs	5.72	5.35
Subordinated debt	3.86	3.64
Common equity and warrants	2.49	2.85
Preferred equity	2.34	2.20
LLC equity interests of the JVs	0.80	0.75
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2024	September 30, 2024
Cost:
Application Software	18.47%	16.85%
Multi-Sector Holdings (1)	7.55	7.26
Health Care Services	4.84	4.77
Health Care Technology	3.29	3.37
Interactive Media & Services	3.20	3.04
Pharmaceuticals	3.12	3.01
Aerospace & Defense	2.98	2.32
Industrial Machinery & Supplies & Components	2.75	2.63
Specialized Consumer Services	2.72	0.82
Diversified Financial Services	2.30	2.12
Metal, Glass & Plastic Containers	2.23	2.06
Environmental & Facilities Services	2.15	2.07
Airport Services	2.15	2.01
Real Estate Operating Companies	1.92	2.32
Real Estate Services	1.85	1.76
Internet Services & Infrastructure	1.79	1.70
Home Improvement Retail	1.68	1.59
Diversified Metals & Mining	1.68	1.59
Specialized Finance	1.65	1.44
Health Care Distributors	1.62	1.92
Life Sciences Tools & Services	1.57	—
Communications Equipment	1.54	1.49
Soft Drinks & Non-alcoholic Beverages	1.48	1.36
Diversified Support Services	1.43	2.54
Biotechnology	1.43	1.39
Automotive Retail	1.38	1.30
Systems Software	1.36	1.25
Personal Care Products	1.35	2.02
Real Estate Development	1.32	1.22
Office Services & Supplies	1.30	1.24
Leisure Facilities	1.27	1.21
Data Processing & Outsourced Services	1.17	2.55
Electrical Components & Equipment	1.10	1.04
Construction & Engineering	1.04	1.00
Movies & Entertainment	1.03	0.98
Health Care Equipment	1.00	0.92
Construction Machinery & Heavy Transportation Equipment	0.86	0.82
Wireless Telecommunication Services	0.81	0.77
Gold	0.79	0.75
Broadline Retail	0.75	0.71
Insurance Brokers	0.73	0.61
Hotels, Resorts & Cruise Lines	0.71	0.66
Packaged Foods & Meats	0.66	0.63
Oil & Gas Storage & Transportation	0.65	0.61
Apparel Retail	0.60	0.57
Health Care Supplies	0.51	0.46
Advertising	0.38	0.36
Food Distributors	0.36	0.47
Research & Consulting Services	0.32	—
Education Services	0.27	0.26
Home Furnishings	0.27	0.77
Financial Exchanges & Data	0.27	0.26
Paper & Plastic Packaging Products & Materials	0.13	0.58
Housewares & Specialties	0.09	0.09
Integrated Telecommunication Services	0.07	0.07
Distributors	0.06	0.06
Fertilizers & Agricultural Chemicals	—	1.74
Other Specialty Retail	—	1.17
Passenger Airlines	—	0.80
Specialty Chemicals	—	0.62
Total	100.00%	100.00%

	December 31, 2024	September 30, 2024
Fair value:
Application Software	18.85%	17.34%
Multi-Sector Holdings (1)	6.75	6.41
Health Care Services	4.00	4.23
Health Care Technology	3.52	3.47
Interactive Media & Services	3.31	3.21
Pharmaceuticals	3.20	3.04
Aerospace & Defense	3.19	2.46
Industrial Machinery & Supplies & Components	2.98	2.81
Specialized Consumer Services	2.87	0.85
Diversified Financial Services	2.36	2.20
Environmental & Facilities Services	2.20	2.12
Real Estate Operating Companies	1.95	2.36
Airport Services	1.90	1.83
Real Estate Services	1.90	1.79
Internet Services & Infrastructure	1.88	1.75
Diversified Metals & Mining	1.78	1.67
Specialized Finance	1.73	1.47
Home Improvement Retail	1.73	1.61
Health Care Distributors	1.68	1.95
Life Sciences Tools & Services	1.66	—
Biotechnology	1.64	1.52
Communications Equipment	1.62	1.55
Soft Drinks & Non-alcoholic Beverages	1.56	1.41
Diversified Support Services	1.52	2.67
Systems Software	1.45	1.32
Real Estate Development	1.39	1.27
Automotive Retail	1.38	1.29
Office Services & Supplies	1.36	1.26
Personal Care Products	1.34	1.90
Leisure Facilities	1.34	1.24
Metal, Glass & Plastic Containers	1.31	1.56
Electrical Components & Equipment	1.14	1.07
Movies & Entertainment	1.10	1.02
Construction & Engineering	1.08	1.03
Construction Machinery & Heavy Transportation Equipment	0.92	0.88
Data Processing & Outsourced Services	0.92	2.44
Gold	0.88	0.83
Wireless Telecommunication Services	0.87	0.80
Insurance Brokers	0.78	0.64
Hotels, Resorts & Cruise Lines	0.74	0.67
Health Care Equipment	0.74	0.87
Broadline Retail	0.73	0.75
Packaged Foods & Meats	0.70	0.66
Apparel Retail	0.63	0.60
Health Care Supplies	0.54	0.47
Oil & Gas Storage & Transportation	0.51	0.52
Advertising	0.41	0.38
Food Distributors	0.39	0.51
Research & Consulting Services	0.33	—
Education Services	0.29	0.27
Home Furnishings	0.29	0.31
Financial Exchanges & Data	0.29	0.27
Paper & Plastic Packaging Products & Materials	0.14	0.61
Housewares & Specialties	0.09	0.08
Distributors	0.08	0.07
Integrated Telecommunication Services	0.06	0.05
Fertilizers & Agricultural Chemicals	—	1.81
Other Specialty Retail	—	1.31
Passenger Airlines	—	0.88
Specialty Chemicals	—	0.64
Total	100.00%	100.00%

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
As of December 31, 2024 and September 30, 2024, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of December 31, 2024 and September 30, 2024, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of December 31, 2024 and September 30, 2024, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of December 31, 2024 and September 30, 2024. We earned interest income of $3.4 million and $3.6 million on the SLF JV I Notes for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $22.7 million, respectively, as of December 31, 2024, and $54.8 million and $22.5 million, respectively, as of September 30, 2024. We earned $0.7 million and $1.4 million in dividend income for the three months ended December 31, 2024 and 2023, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Senior secured loans (1)	$302,538	$330,094
Weighted average interest rate on senior secured loans (2)	9.11%	9.56%
Number of borrowers in SLF JV I	42	48
Largest exposure to a single borrower (1)	$10,469	$10,495
Total of five largest loan exposures to borrowers (1)	$50,339	$49,413
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
As of December 31, 2024 and September 30, 2024, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of December 31, 2024 and September 30, 2024, of which $73.5 million was from us. As of each of December 31, 2024 and September 30, 2024, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of December 31, 2024 and September 30, 2024, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $52.0 million and $49.6 million, respectively, as of December 31, 2024. The cost and fair value of our aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. For the three months ended December 31, 2024 and 2023, our investment in the Glick JV Notes earned interest income of $1.7 million and $1.8 million, respectively. We did not earn any dividend income for the three months ended December 31, 2024 and 2023 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Senior secured loans (1)	$113,723	$125,405
Weighted average current interest rate on senior secured loans (2)	9.19%	9.65%
Number of borrowers in the Glick JV	39	44
Largest loan exposure to a single borrower (1)	$5,814	$5,898
Total of five largest loan exposures to borrowers (1)	$22,375	$22,152
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
Comparison of Three Months ended December 31, 2024 and December 31, 2023
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended December 31, 2024 and 2023 was $86.6 million and $98.0 million, respectively. For the three months ended December 31, 2024, this amount consisted of $84.2 million of interest income from portfolio investments (which included $5.7 million of PIK interest), $1.7 million of fee income and $0.8 million of dividend income. For the three months ended December 31, 2023, this amount consisted of $95.3 million of interest income from portfolio investments (which included $3.8 million of PIK interest), $1.3 million of fee income and $1.4 million of dividend income. The decrease of $11.3 million, or 11.6%, in our total investment income for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, was due primarily to an $11.1 million decrease in interest income, which resulted from decreases in reference rates, the impact of certain investments that were placed on non-accrual status and a smaller investment portfolio, and a $0.6 million decrease in dividend income primarily driven by our investment in SLF JV I. This was partially offset by $0.4 million of higher fee income driven by higher exit fees.
Net expenses (i.e., expenses net of fee waivers) for the three months ended December 31, 2024 and 2023 were $42.1 million and $53.8 million, respectively. Net expenses decreased for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, by $11.7 million, or 21.8%. The decrease in net expenses was primarily driven by a $7.5 million reduction in Part I incentive fees (net of waivers), $2.6 million of lower management fees (net of waivers) and $1.6 million of lower interest expense.
Net Investment Income
Net investment income for the three months ended December 31, 2024 increased by $0.1 million compared to the three months ended December 31, 2023, as a result of the $11.7 million decrease in net expenses, partially offset by a $11.3 million decrease in total investment income and a $0.3 million increase in the provision for taxes on net investment income.
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
During the three months ended December 31, 2024 and 2023, we recorded aggregate net realized losses of $17.3 million and $8.5 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2024 and 2023.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2024 and 2023, we recorded net unrealized depreciation of $19.6 million and $25.0 million, respectively. For the three months ended December 31, 2024, this consisted of $24.3 million of net unrealized depreciation on debt investments and $17.8 million of net unrealized depreciation on equity investments, partially offset by $10.5 million of net unrealized appreciation of foreign currency forward contracts and $12.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the three months ended December 31, 2023, this consisted of $18.8 million of net unrealized depreciation on equity investments, $13.7 million of net unrealized depreciation on debt investments and $7.8 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $15.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2024, we had $1,612.9 million in senior securities and our asset coverage ratio was 187.89%. As of December 31, 2024, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.03x.
For the three months ended December 31, 2024, we experienced a net increase in cash and cash equivalents (including restricted cash) of $47.5 million. During that period, net cash provided by operating activities was $144.0 million, primarily from $352.5 million of principal payments and sale proceeds received and the cash activities related to $44.3 million of net investment income, partially offset by funding $201.8 million of investments, $53.8 million of net increases in receivables and net decreases in payables from unsettled transactions and a $4.8 million increase in due from broker. During the same period, net cash used in financing activities was $95.3 million, primarily consisting of $43.8 million of cash distributions paid to our stockholders and $50.0 million of net repayments under our credit facilities.
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
As of December 31, 2024, we had $126.1 million in cash and cash equivalents (including $13.2 million of restricted cash), portfolio investments (at fair value) of $2.8 billion, $25.3 million of interest, dividends and fees receivable, $0.4 million of due from portfolio companies, $957.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $55.7 million of net receivables from unsettled transactions, $660.0 million of borrowings outstanding under our credit facilities and $917.8 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2024, our only off-balance sheet arrangements consisted of $302.3 million of unfunded commitments, which was composed of $275.2 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $275.2 million, approximately $243.7 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, our only off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of December 31, 2024, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes (each as defined below):

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of December 31, 2024	Weighted average debt outstanding for the three months ended December 31, 2024	Maximum debt outstanding for the three months ended December 31, 2024
Syndicated Facility	$430,000	$430,000	$468,043	$480,000
OSI2 Citibank Facility	280,000	230,000	279,457	305,000
2025 Notes	300,000	300,000	300,000	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
Total debt	$1,660,000	$1,610,000	$1,697,500

The following table reflects our contractual obligations arising from the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes and the 2029 Notes:

	Payments due by period as of December 31, 2024
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$430,000	$—	$—	$430,000
Interest due on Syndicated Facility	97,195	27,934	55,868	13,393
OSI2 Citibank Facility	230,000	—	—	230,000
Interest due on OSI2 Citibank Facility	65,285	16,025	32,050	17,210
2025 Notes	300,000	300,000	—	—
Interest due on 2025 Notes	1,611	1,611	—	—
2027 Notes	350,000	—	350,000	—
Interest due on 2027 Notes (a)	46,519	22,791	23,728	—
2029 Notes	300,000	—	—	300,000
Interest due on 2029 Notes (a)	94,742	22,947	45,894	25,901
Total	$1,915,352	$391,308	$507,540	$1,016,504
__________
(a) The interest due on the 2027 Notes and the 2029 Notes was calculated net of the interest rate swaps.

Equity Issuances
On January 23, 2023, in connection with the OSI2 Merger, we issued an aggregate of 15,860,200 shares of common stock to former OSI2 stockholders. During the three months ended December 31, 2023, we issued 98,605 shares of common stock as part of the dividend reinvestment plan, or DRIP.
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
In connection with the "at the market" offering, we did not issue and sell any shares of common stock during the three months ended December 31, 2024.
In connection with the "at the market" offering, we issued and sold 1,641,416 shares of common stock during the three months ended December 31, 2023 for net proceeds of $32.3 million (net of offering costs).

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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$ 32.0 million		53,369	(2)	$ 1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million		41,510	(2)	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million		68,412	(1)	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3 million		57,279	(1)	1.1 million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	(2)	1.5 million
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	0.55	41.7	million	87,472	(2)	1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(1)	1.6	million
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	0.55	43.8	million	94,970	(1)	1.5	million
 ______________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of December 31, 2024, (i) the size of the our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union

Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.218 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings on $1.035 billion of commitments will expire on June 23, 2027 and the maturity date was June 23, 2028, (iii) the period during which we may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iv) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

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
The following table describes significant financial covenants, as of December 31, 2024, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	September 30, 2024 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$819 million	$1,488 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.88:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.48:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,069 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2024. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of each of December 31, 2024 and September 30, 2024, we had $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $430.0 million. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.841% and 7.621% for the three months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024 and 2023, we recorded interest expense (inclusive of fees) of $9.5 million and $9.6 million, respectively, related to the Syndicated Facility.

OSI2 Citibank Facility
On January 23, 2023, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the OSI2 Citibank Facility, with OSI 2 Senior Lending SPV, LLC, or OSI 2 SPV, our wholly-owned and consolidated subsidiary, as the borrower, us, as collateral manager, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of December 31, 2024, we were able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of December 31, 2024, the OSI2 Citibank Facility had a reinvestment period through May 25, 2027, during which advances may be made, and matures on January 26, 2029. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to SOFR plus 2.35% per annum. After the reinvestment period, the applicable spread is 3.35% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of December 31, 2024 and September 30, 2024, we had $230.0 million and $280.0 million outstanding under the OSI2 Citibank Facility, respectively, which had a fair value of $230.0 million and $280.0 million, respectively. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 7.412% and 8.204% for the three months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024 and 2023, we recorded interest expense (inclusive of fees) of $5.7 million and $6.1 million, respectively, related to the OSI2 Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes and the 2029 Notes as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024			As of September 30, 2024
($ in millions)	2025 Notes	2027 Notes	2029 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$300.0	$350.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(0.1)	(1.6)	(2.7)	(0.3)	(1.8)	(2.9)
Unaccreted discount	(0.1)	(0.4)	(2.6)	(0.2)	(0.4)	(2.7)
Interest rate swap fair value adjustment	—	(22.7)	(2.0)	—	(20.2)	7.2
Net carrying value	$299.8	$325.3	$292.7	$299.5	$327.6	$301.6
Fair Value	$298.0	$330.6	$310.3	$298.1	$327.7	$312.3

The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three months ended December 31, 2024:

($ in millions)	2025 Notes	2027 Notes	2029 Notes
Coupon interest	$2.6	$2.3	$5.3
Amortization of financing costs and discount	0.3	0.2	0.3
Effect of interest rate swap	—	3.5	0.8
Total interest expense	$2.9	$6.0	$6.4
Coupon interest rate (net of effect of interest rate swaps)	3.500%	6.545%	7.940%
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
Recent Developments
Distribution Declaration
On January 27, 2025, our Board of Directors declared quarterly and supplemental distributions of $0.40 per share and $0.07 per share, respectively, payable in cash on March 31, 2025 to stockholders of record on March 17, 2025.

Purchase Agreement
On January 31, 2025, we and Oaktree Capital I, L.P., an affiliate of the Adviser, entered into a purchase agreement pursuant to which Oaktree Capital I, L.P. purchased 5,672,149 shares of our common stock on February 3, 2025 for an aggregate purchase price of $100.0 million. These shares were sold at $17.63 per share, which was the Company’s net asset value per share as of January 31, 2025 as calculated in accordance with Section 23 of the Investment Company Act. The shares were sold in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Oaktree Capital I, L.P. has agreed not to sell the shares acquired in this transaction through February 3, 2026.

Incentive Fee Waiver

On January 31, 2025, we and Oaktree entered into a letter agreement providing for the waiver of certain portions of the incentive fee on income. See “Note 10. Related Party Transactions - Incentive Fee” to our Consolidated Financial Statements for additional information.

At the Market Offering Update

In connection with our at the market offering, Oaktree has agreed that it or one of its affiliates may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made under the at the market offering will not be less than our current net asset value per share. Any such payments made by Oaktree or one of its affiliates will not be subject to reimbursement by us.

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
As of December 31, 2024, 87.6% of our debt investment portfolio (at fair value) and 87.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2024, 88.4% of our debt investment portfolio (at fair value) and 88.7% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2024 and September 30, 2024, was as follows:

	December 31, 2024		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$329,273	14.1%	$388,959	15.5%
>0% and <1%	736,028	31.4%	682,572	27.1%
1%	1,163,223	49.6%	1,230,504	48.9%
>1%	115,614	4.9%	214,281	8.5%
Total Floating Rate Investments	$2,344,138	100.0%	$2,516,316	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$60,815	$(32,750)	$28,065
200	48,648	(26,200)	22,448
150	36,480	(19,650)	16,830
100	24,313	(13,100)	11,213
50	12,157	(6,550)	5,607

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,157)	$6,550	$(5,607)
100	(24,313)	13,100	(11,213)
150	(36,399)	19,650	(16,749)
200	(48,332)	26,200	(22,132)
250	(60,053)	32,750	(27,303)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2024 and September 30, 2024:

	December 31, 2024		September 30, 2024
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$23,965	$—	$34,597	$—
Prime rate	2,138	—	2,938	—
LIBOR
30 day	—	—	—	—
90 day	—	—	—	—
180 day	—	—	—	—
EURIBOR
30 day	€4,068	—	—	—
90 day	59,736	—	€59,736	—
180 day	16,817	—	16,817	—
SOFR
30 day	$901,110	430,000	$868,595	430,000
90 day (a)	1,410,099	880,000	1,569,212	930,000
180 day	29,275	—	42,058	—
SONIA	£10,203	—	£41,394	—
Fixed rate	$344,160	300,000	$337,797	300,000
__________
(a)Borrowings include the 2027 Notes and 2029 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
In addition to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024, we are subject to the following risk:
Tariffs may adversely affect us or our portfolio companies.

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

10.1*	Letter Agreement, dated as of January 31, 2025, by and between the Registrant and Oaktree Fund Advisors, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: February 3, 2025