Form 10-Q
period 2025-03-31
Oaktree Specialty Lending Corp
filed 2025-05-01
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 88,085,523 shares of common stock outstanding as of April 29, 2025.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I
Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2025 (unaudited)	September 30, 2024
ASSETS
Investments at fair value:
Control investments (cost March 31, 2025: $375,317; cost September 30, 2024: $372,901)	$230,904	$289,404
Affiliate investments (cost March 31, 2025: $35,295; cost September 30, 2024: $38,175)	32,475	35,677
Non-control/Non-affiliate investments (cost March 31, 2025: $2,703,644; cost September 30, 2024: $2,733,843)	2,629,392	2,696,198
Total investments at fair value (cost March 31, 2025: $3,114,256; cost September 30, 2024: $3,144,919)	2,892,771	3,021,279
Cash and cash equivalents	97,838	63,966
Restricted cash	10,370	14,577
Interest, dividends and fees receivable	22,768	38,804
Due from portfolio companies	317	12,530
Receivables from unsettled transactions	18,526	17,548
Due from broker	25,190	17,060
Deferred financing costs	10,196	11,677
Deferred offering costs	161	125
Other assets	1,030	775
Total assets	$3,079,167	$3,198,341
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,451	$3,492
Base management fee and incentive fee payable	7,332	15,517
Due to affiliate	1,277	4,088
Interest payable	14,087	16,231
Payables from unsettled transactions	110,202	15,666
Derivative liabilities at fair value	19,219	16,843
Credit facilities payable	520,000	710,000
Unsecured notes payable (net of $7,573 and $4,935 of unamortized financing costs as of March 31, 2025 and September 30, 2024, respectively)	928,486	928,693
Total liabilities	1,604,054	1,710,530
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 88,086 and 82,245 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	881	822
Additional paid-in-capital	2,367,337	2,264,449
Accumulated overdistributed earnings	(893,105)	(777,460)
Total net assets (equivalent to $16.75 and $18.09 per common share as of March 31, 2025 and September 30, 2024, respectively) (Note 11)	1,475,113	1,487,811
Total liabilities and net assets	$3,079,167	$3,198,341

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Interest income:
Control investments	$4,884	$5,949	$10,110	$11,954
Affiliate investments	159	10	325	334
Non-control/Non-affiliate investments	63,915	77,803	135,724	160,524
Interest on cash and cash equivalents	1,565	1,494	2,786	3,858
Total interest income	70,523	85,256	148,945	176,670
PIK interest income:
Control investments	—	598	830	1,142
Affiliate investments	27	—	55	—
Non-control/Non-affiliate investments	4,504	4,218	9,374	7,523
Total PIK interest income	4,531	4,816	10,259	8,665
Fee income:
Control investments	—	13	—	26
Affiliate investments	—	—	—	5
Non-control/Non-affiliate investments	1,742	2,533	3,421	3,822
Total fee income	1,742	2,546	3,421	3,853
Dividend income:
Control investments	700	1,400	1,400	2,800
Non-control/Non-affiliate investments	72	11	190	26
Total dividend income	772	1,411	1,590	2,826
Total investment income	77,568	94,029	164,215	192,014
Expenses:
Base management fee	7,515	11,604	15,659	23,081
Part I incentive fee	6,733	8,452	14,646	17,480
Professional fees	1,227	1,213	2,294	2,717
Directors fees	160	160	320	320
Interest expense	28,191	31,881	58,753	64,051
Administrator expense	388	326	825	692
General and administrative expenses	937	526	1,863	1,117
Total expenses	45,151	54,162	94,360	109,458
Management fees waived	(183)	(1,500)	(933)	(3,000)
Part I incentive fees waived	(6,733)	—	(13,110)	—
Net expenses	38,235	52,662	80,317	106,458
Net investment income before taxes	39,333	41,367	83,898	85,556
(Provision) benefit for taxes on net investment income	(278)	—	(541)	—
Net investment income	39,055	41,367	83,357	85,556
Unrealized appreciation (depreciation):
Control investments	(37,686)	(6,193)	(60,916)	(4,854)
Affiliate investments	(642)	93	(322)	(832)
Non-control/Non-affiliate investments	(28,975)	(21,396)	(36,173)	(39,011)
Foreign currency forward contracts	(14,720)	2,244	(4,226)	(5,580)
Net unrealized appreciation (depreciation)	(82,023)	(25,252)	(101,637)	(50,277)
Realized gains (losses):
Control investments	13	—	13	786
Affiliate investments	333	—	45	—
Non-control/Non-affiliate investments	(1,547)	(5,433)	(18,603)	(18,773)
Foreign currency forward contracts	7,906	(1,170)	7,940	2,931
Net realized gains (losses)	6,705	(6,603)	(10,605)	(15,056)
(Provision) benefit for taxes on realized and unrealized gains (losses)	14	(175)	(125)	(351)
Net realized and unrealized gains (losses), net of taxes	(75,304)	(32,030)	(112,367)	(65,684)
Net increase (decrease) in net assets resulting from operations	$(36,249)	$9,337	$(29,010)	$19,872
Net investment income per common share — basic and diluted	$0.45	$0.52	$0.99	$1.09
Earnings (loss) per common share — basic and diluted (Note 5)	$(0.42)	$0.12	$(0.35)	$0.25
Weighted average common shares outstanding — basic and diluted	85,916	79,763	84,061	78,797

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Operations:
Net investment income	$39,055	$41,367	$83,357	$85,556
Net unrealized appreciation (depreciation)	(82,023)	(25,252)	(101,637)	(50,277)
Net realized gains (losses)	6,705	(6,603)	(10,605)	(15,056)
(Provision) benefit for taxes on realized and unrealized gains (losses)	14	(175)	(125)	(351)
Net increase (decrease) in net assets resulting from operations	(36,249)	9,337	(29,010)	19,872
Stockholder transactions:
Distributions to stockholders	(41,400)	(44,715)	(86,635)	(93,612)
Net increase (decrease) in net assets from stockholder transactions	(41,400)	(44,715)	(86,635)	(93,612)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	4,289	1,853	5,744	3,789
Repurchase of common stock under dividend reinvestment plan	(4,289)	—	(5,744)	—
Issuance of common stock in private placement	100,000	—	100,000	—
Issuance of common stock in connection with the "at the market" offering	2,947	45,973	2,947	78,286
Net increase (decrease) in net assets from capital share transactions	102,947	47,826	102,947	82,075
Total increase (decrease) in net assets	25,298	12,448	(12,698)	8,335
Net assets at beginning of period	1,449,815	1,511,651	1,487,811	1,515,764
Net assets at end of period	$1,475,113	$1,524,099	$1,475,113	$1,524,099
Net asset value per common share	$16.75	$18.72	$16.75	$18.72
Common shares outstanding at end of period	88,086	81,396	88,086	81,396

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2025	Six months ended March 31, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(29,010)	$19,872
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	101,637	50,277
Net realized (gains) losses	10,605	15,056
PIK interest income	(10,259)	(8,665)
Accretion of original issue discount on investments	(9,340)	(8,281)
Accretion of original issue discount on unsecured notes payable	604	652
Amortization of deferred financing costs	2,545	2,495
Deferred taxes	—	(5)
Purchases of investments	(600,873)	(733,474)
Proceeds from the sales and repayments of investments	640,297	540,176
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	15,719	3,625
(Increase) decrease in due from portfolio companies	12,213	4,520
(Increase) decrease in receivables from unsettled transactions	(978)	35,069
(Increase) decrease in due from broker	(8,130)	13,630
(Increase) decrease in other assets	(255)	(815)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(212)	825
Increase (decrease) in base management fee and incentive fee payable	(8,185)	(991)
Increase (decrease) in due to affiliate	(2,811)	(537)
Increase (decrease) in interest payable	(2,144)	62
Increase (decrease) in payables from unsettled transactions	94,536	50,014
Net cash provided by (used in) operating activities	205,959	(16,495)
Financing activities:
Distributions paid in cash	(80,891)	(89,823)
Borrowings under credit facilities	325,000	70,000
Repayments of borrowings under credit facilities	(515,000)	(50,000)
Repayments of unsecured notes	(300,000)	—
Issuance of unsecured notes	299,976	—
Shares issued under the "at the market" offering	2,960	78,455
Repurchases of common stock under dividend reinvestment plan	(5,744)	—
Shares issued in private placement	100,000	—
Deferred financing costs paid	(3,531)	—
Deferred offering costs paid	(43)	(170)
Net cash provided by (used in) financing activities	(177,273)	8,462
Effect of exchange rate changes on foreign currency	979	(14)
Net increase (decrease) in cash and cash equivalents and restricted cash	29,665	(8,047)
Cash and cash equivalents and restricted cash, beginning of period	78,543	145,539
Cash and cash equivalents and restricted cash, end of period	$108,208	$137,492
Supplemental information:
Cash paid for interest	$57,748	$60,842
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$—	$3,789
Deferred financing costs	171	—
Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2025	September 30, 2024
Cash and cash equivalents	$97,838	$63,966
Restricted cash	10,370	14,577
Total cash and cash equivalents and restricted cash	$108,208	$78,543

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	25,889	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		3,137	3,514	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	10,688	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$6,967	5,303	5,351	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,465	13,182	—	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.94%		10/20/2028		58,349	52,355	47,327	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.44%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	15,966	(11)(12)(14)(16)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,537	3,346	1,097	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		19,009	16,940	5,893	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,768	3,612	1,168	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,698	1,643	527	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,652	1,572	512	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		317	310	316	(15)(19)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,092	—	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)
Total Control Investments (15.7% of net assets)										$375,317	$230,904

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.40%	2.00%	9/29/2026		$1,837	$1,791	$1,758	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.40%	2.00%	3/29/2027		3,674	3,559	3,498	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,722	3,027	3,183	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.40%		3/30/2026		1,440	1,413	1,386	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	1,622	(15)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,371	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,249	4,267	3,568	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		21,673	17,653	16,089	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)
Total Affiliate Investments (2.2% of net assets)										$35,295	$32,475

Non-Control/Non-Affiliate Investments												(18)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			13.00%		4/17/2025		$3,531	$3,530	$3,476	(10)(15)(19)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		29,574	29,370	29,359	(15)(19)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			13.00%		5/19/2025		5,736	5,732	5,672	(10)(15)(19)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	10.57%		9/25/2030		19,600	19,110	18,890	(6)(11)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		9,100	9,100	9,054	(11)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			5.97%	8.28%	9/13/2029		22,564	21,804	22,338	(11)(15)(21)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/30/2024		$6,748	$5,400	$6,714	(11)(15)(20)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.05%		11/1/2029		275	248	275	(6)(15)(19)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.05%		11/1/2029		3,581	3,581	3,581	(6)(15)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Revolver	SOFR+	4.75%			10/30/2029		—	(5)	—	(6)(15)(19)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%			9/27/2031		—	(44)	(42)	(6)(11)(15)(19)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.13%		9/27/2031		€16,817	18,419	17,830	(6)(11)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.44%		10/31/2025		$6,400	6,381	6,400	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.44%		10/30/2026		25,332	25,294	25,332	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	11.45%		10/30/2026		2,709	2,702	2,709	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.25%	11.09%	0.75%	12/18/2025		2,902	2,893	2,757	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.25%	11.09%	0.75%	12/18/2025		853	849	810	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.25%	11.09%	0.75%	12/18/2025		15,169	15,126	14,410	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.94%		8/15/2029		6,589	6,377	6,424	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,674,030		—	—	(11)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	6	(11)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,247	(15)
AirStrip Technologies, Inc.	Application Software	Warrants						5,715		90	—	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan			5.50%	5.50%	10/14/2027		8,705	8,322	8,291	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Preferred Equity						612,562		646	637	(15)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						598,283		642	461	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.80%	8.00%	3/1/2029		2,680	2,678	2,640	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						105,116		133	1,016	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	152	(11)(13)(15)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	13.20%		1/2/2029		17,048	16,613	16,878	(6)(15)
American Money Management Corporation	Multi-Sector Holdings	CLO Notes	SOFR+	5.15%	9.48%		1/20/2037		3,500	3,500	3,472	(6)(11)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.82%		12/6/2027		47,332	46,849	47,332	(6)(15)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	11.43%		4/15/2034		3,500	3,402	3,495	(6)(11)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.30%		3/6/2032		15,124	14,899	14,902	(6)(15)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(19)	(37)	(6)(15)(19)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.00%			3/6/2032		—	(42)	(42)	(6)(15)(19)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.55%		12/29/2027		3,226	3,221	3,136	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.29%		12/29/2027		669	663	650	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.44%		12/29/2027		182	174	171	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		8,859	8,389	5,404	(6)(15)(20)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		12,537	9,872	—	(6)(15)(20)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.67%		8/19/2028		19,949	19,906	19,796	(6)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	29,276	(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		13,575	13,592	13,439	(11)(15)(21)
Aurelia Netherlands Midco 2 B.V.	Interactive Media & Services	First Lien Term Loan	E+	5.75%	8.54%		5/29/2031		€28,022	29,770	30,194	(6)(11)(15)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.40%	4.00%	12/24/2026		$31,348	31,164	30,753	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.32%		12/5/2031		$56,208	$55,135	$55,168	(6)(15)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.32%		12/5/2029		481	369	373	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		3,197	3,167	2,982	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		1,242	1,246	1,158	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	13.05%		6/11/2028		6,452	6,386	5,406	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%	13.06%		6/11/2028		8,920	8,817	7,474	(6)(15)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.83%		8/15/2029		15,448	14,988	14,985	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	9.94%		7/30/2027		40,038	39,906	39,386	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	9.94%		7/30/2027		4,390	4,351	4,318	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	PRIME+	4.50%	12.00%		7/30/2026		1,076	1,060	1,034	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		3,008	3,006	2,632	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		7,256	7,144	6,349	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						2,041		225	2	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						586		—	1	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						29,318		—	55	(11)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,307	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	501	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	75	(12)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	6.38%		10/31/2030		€5,420	5,297	5,555	(6)(11)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.88%		10/31/2030		16,260	15,892	16,664	(6)(11)(15)
Carlyle Global Market Strategies	Multi-Sector Holdings	CLO Notes	SOFR+	7.50%	11.79%		10/21/2037		$3,575	3,733	3,586	(6)(11)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	11.66%		7/17/2034		489	459	476	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.20%	3.38%	4/12/2030		12,995	12,732	12,976	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(30)	(2)	(6)(15)(19)
Clear Channel Outdoor Holdings Inc	Advertising	First Lien Term Loan	SOFR+	4.00%	8.44%		8/21/2028		6,284	6,280	6,253	(6)(11)
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.82%		9/27/2029		9,974	8,762	8,816	(6)(11)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.80%		4/6/2029		6,494	6,364	6,354	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.54%		2/27/2030		13,058	12,829	13,058	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(10)	—	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(15)	—	(6)(15)(19)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.57%		12/18/2031		47,985	47,179	47,203	(6)(15)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(115)	(112)	(6)(15)(19)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.07%		11/8/2030		20,924	20,505	20,692	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.07%		11/8/2030		1,420	1,387	1,404	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(44)	(24)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		$12,195	$12,195	$12,195	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		35,528	35,528	35,528	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	562	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	3	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			8/4/2026		24,625	23,277	4,925	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		708	655	142	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			4/8/2025		700	658	140	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		1,122	1,041	224	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		920	855	184	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		331	308	66	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		1,799	1,745	360	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		413	413	83	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		762	743	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		1,008	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	4/8/2025		1,001	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		1,765	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	—	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.30%		8/10/2028		54,172	54,171	53,224	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.30%		8/10/2028		2,924	2,901	2,872	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			8/10/2028		—	—	(106)	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.82%		2/17/2031		14,399	14,111	13,780	(6)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031		14,203	14,203	13,650
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.32%		4/26/2029		20,045	19,982	19,910	(6)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.31%		8/29/2031		11,903	11,685	11,873	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		12/24/2029		25,387	25,018	25,387	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(9)	—	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			12/24/2029		—	(22)	—	(6)(15)(19)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	1,345	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	—	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,834	1,821	1,834	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,692	1,658	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		—	—	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,454	11,389	11,454	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.31%		7/2/2031		19,964	19,875	19,964	(6)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.31%		7/2/2031		1,956	1,940	1,956	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(9)	—	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		14,552	14,266	14,552	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		$3,674	$3,641	$3,674	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(30)	—	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.92%		10/5/2029		4,357	4,286	4,296	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.92%		10/5/2029		67	12	(26)	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,206		1,206	1,265	(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.75%	9.05%		3/18/2032		6,703	6,636	6,636	(6)(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.75%			3/18/2032		—	(11)	(11)	(6)(15)(19)
F&M Buyer LLC	Systems Software	First Lien Revolver	SOFR+	4.75%			3/18/2032		—	(10)	(10)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		33,500	33,500	33,165	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	—	(11)(12)(15)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.43%		9/13/2029		11,625	11,452	11,625	(6)(11)(15)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	11.43%		9/13/2029		306	288	306	(6)(11)(15)(19)
Fortress Biotech, Inc.	Biotechnology	Warrants						31,246		427	12	(11)(15)
Fortress Credit BSL Limited	Multi-Sector Holdings	CLO Notes	SOFR+	8.19%	12.48%		10/20/2033		1,550	1,558	1,547	(6)(11)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	10.05%		5/3/2030		38,449	37,938	38,449	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	10.05%		5/3/2029		3,296	3,267	3,296	(6)(15)(19)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.29%		3/10/2031		8,432	8,349	8,349	(6)(15)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			3/10/2031		—	(26)	(25)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.42%		6/21/2027		3,524	3,492	3,461	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.42%		6/21/2027		17,180	17,081	16,871	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	12.42%		6/21/2027		1,233	1,217	1,202	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.67%		4/9/2029		8,430	8,193	8,346	(6)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		3,438	3,413	3,489	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		1,432	1,421	1,454	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		7,448	7,395	7,560	(6)(11)(15)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.57%		5/16/2028		23,975	23,526	24,934	(6)(11)(15)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	10.79%		1/25/2030		10,446	10,278	10,446	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(16)	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.04%		8/18/2028		25,511	25,317	24,794	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.54%		8/18/2028		3,636	3,613	3,587	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%			8/18/2028		—	—	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.04%		8/18/2028		248	218	185	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.31%		8/25/2028		20,612	20,446	20,612	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(59)	—	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(22)	—	(6)(15)(19)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.94%		1/15/2026		32,912	32,771	32,418	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			1/15/2026		—	(35)	(57)	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.31%		3/25/2027		40,838	39,987	37,519	(6)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	9.94%	1.00%	10/1/2026		36,169	35,880	35,265	(6)(15)
JN Bidco LLC	Health Care Technology	Common Stock								9,886	15,818	(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	9.32%		3/21/2033		$10,876	$10,822	$10,897	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.65%		10/29/2027		37,445	37,091	36,321	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.65%		10/29/2027		16,467	16,412	15,973	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.75%		10/29/2027		2,634	2,548	2,384	(6)(15)(19)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%	9.43%		11/28/2031		9,644	9,506	9,503	(6)(15)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%			11/28/2031		—	(17)	(17)	(6)(15)(19)
KKR Financial CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.10%	11.40%		4/15/2037		2,000	2,057	1,979	(6)(11)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.42%		10/30/2028		19,251	18,823	16,059	(6)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.32%		2/7/2032		13,869	13,699	13,703	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/7/2032		—	(17)	(16)	(6)(15)(19)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%	9.32%		2/7/2032		275	249	250	(6)(15)(19)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.82%		6/30/2028		24,794	24,739	24,872	(6)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	7.08%	2.75%	8/22/2031		26,664	26,184	26,187	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%			8/22/2031		—	(14)	—	(6)(15)(19)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.32%		8/22/2030		1,442	1,386	1,386	(6)(15)(19)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.50%	9.79%		1/13/2030		19,656	19,374	19,369	(6)(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.50%			1/13/2030		—	(18)	(19)	(6)(15)(19)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	12.90%		11/30/2026		3,167	3,122	2,993	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	12.90%		11/30/2026		5,822	5,794	5,502	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	12.90%		11/30/2026		504	500	477	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	—	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.42%		1/31/2028		2,694	2,604	2,573	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.42%		1/31/2028		23,136	22,901	22,095	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.42%		1/31/2028		2,120	2,093	2,001	(6)(15)(19)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		6,894	6,686	6,894	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						129,939		545	708	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.44%		7/21/2027		2,590	2,561	2,561	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.44%		7/21/2027		7,224	7,178	7,141	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	10.44%		7/21/2027		714	697	694	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	11.44%		9/30/2025		51,356	51,306	51,356	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	11.44%		9/30/2025		2,294	2,259	2,294	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2025		—	(6)	—	(6)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.32%		6/3/2030		7,021	6,900	6,986	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(12)	(6)	(6)(11)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.32%		6/3/2030		1,164	1,141	1,158	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(12)	(4)	(6)(11)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.79%		7/1/2031		$26,344	$25,872	$25,567	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		2/28/2031		38,134	37,562	38,134	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		2/28/2031		742	713	742	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(59)	—	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%			7/2/2026		50,559	49,982	31,600	(6)(15)(20)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027		41,059	40,801	40,739	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027		13,757	13,735	13,650	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027		746	730	727	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	9.05%		2/10/2027		253	199	217	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.55%		11/12/2030		19,795	19,557	19,795	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.61%		11/9/2030		7,804	7,728	7,804	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(31)	—	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/9/2029		—	(22)	—	(6)(15)(19)
NN, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.88%	11.30%	1.00%	9/19/2026		56,761	56,425	56,193	(6)(11)(15)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,098	(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	539	(11)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	11.69%		7/20/2034		700	683	657	(6)(11)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.32%		10/30/2031		11,386	11,279	11,278	(6)(11)(15)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(16)	(16)	(6)(11)(15)(19)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.61%		10/30/2031		€4,068	4,378	4,353	(6)(11)(15)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.96%		10/30/2031		£1,356	1,747	1,734	(6)(11)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.04%		2/1/2029		$15,231	14,987	15,231	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	11.55%		2/1/2029		4,047	3,982	4,047	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(30)	—	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	8.50%		12.82%	2/11/2030		12,969	11,646	12,969	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	10,374	(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.75%	9.07%		2/13/2032		24,559	24,197	24,191	(6)(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.75%			2/13/2032		—	(77)	(78)	(6)(15)(19)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.09%	11.38%		10/20/2037		2,750	2,836	2,771	(6)(11)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.32%		11/15/2030		51,981	51,146	49,772	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(223)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(106)	(292)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,222	(15)
Phoenix Finance, Inc.	Application Software	First Lien Term Loan	SOFR+	9.00%	13.30%		8/14/2028		4,974	4,825	4,825	(6)(15)
Phoenix Finance, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.50%	11.95%		8/14/2028		8,974	8,958	8,121	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		5,003	5,003	5,003	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		8,668	8,668	8,668	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.83%	8/22/2029		13,735	13,735	13,735	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	Common Stock						4,300,526		14,364	10,536	(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.00%		5/16/2031		€12,868	13,976	13,657	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.80%		5/16/2031			$5,332	$5,278	$5,193	(6)(11)(15)(19)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031			—	(49)	(49)	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	10.81%		2/15/2029			10,731	10,454	10,731	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.80%		2/15/2029			9,308	9,280	9,215	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			2/15/2029			—	(36)	(53)	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	PRIME+	5.50%	13.00%		2/15/2029			975	937	975	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000			—	245	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.54%		1/23/2029			25,311	25,058	25,311	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.57%		9/20/2030			20,173	19,833	19,813	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030			—	(36)	(38)	(6)(15)(19)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.32%		4/5/2030			9,948	9,758	9,781	(6)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	11.80%	1.00%	8/31/2026			8,883	8,743	8,350	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	11.80%	1.00%	8/31/2026			29,436	28,965	27,670	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454			1,202	194	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.50%	14.81%		10/7/2026			22,037	21,699	20,935	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.50%	14.83%		10/7/2026			2,233	2,186	2,078	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019			327	—	(15)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			24,500	24,438	24,500	(6)(11)(15)(22)
Scilex Holding Co	Biotechnology	Common Stock						9,307			78	2	(11)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700			175	46	(15)
Seres Therapeutics, Inc.	Biotechnology	Warrants						58,210			182	20	(11)(15)
SM Wellness Holdings, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.00%	12.55%		4/16/2029			12,034	11,425	11,914	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.07%		4/19/2029			45,906	45,162	45,158	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(88)	(88)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000			139	—	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.25%	9.67%		11/20/2028			17,965	17,830	17,830	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.00%			11/18/2027			—	(27)	(23)	(6)(15)(19)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.32%		1/30/2032			41,137	40,534	40,549	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.72%		1/30/2032		C$	7,429	5,054	5,088	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.06%		2/2/2032			¥796,342	5,067	5,249	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(136)	(133)	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.04%		9/4/2029			$9,913	9,576	8,833	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			4,835	4,790	4,374
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.30%		9/27/2030			9,975	9,661	9,551	(6)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	9.03%		4/25/2031			€18,846	20,199	20,136	(6)(11)(15)(19)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.57%		12/31/2026			$2,707	2,695	2,633	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.57%		12/31/2026			3,257	3,149	3,167	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.57%		12/31/2026			31,615	31,486	30,745	(6)(15)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026			—	(6)	(43)	(6)(15)(19)
SVP-Singer Holdings Inc.	Home Furnishings	Common Stock						418,881			2,463	2,463	(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.00%	9.33%		1/22/2038		$2,000	$2,000	$1,974	(6)(11)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	9.08%		11/22/2031		15,285	15,140	15,143	(6)(15)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031		—	(20)	(19)	(6)(15)(19)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	9.08%		11/22/2030		139	117	118	(6)(15)(19)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	11.29%		5/1/2029		24,906	24,296	24,719	(6)(11)(15)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(77)	—	(6)(11)(15)(19)
Telestream Holdings Corporation	Application Software	First Lien Term Loan	SOFR+	9.75%			10/15/2025		28,462	25,181	22,678	(6)(15)(20)
Telestream Holdings Corporation	Application Software	First Lien Revolver	SOFR+	9.75%			10/15/2025		1,973	1,748	1,572	(6)(15)(20)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.25%		5/26/2028		19,578	18,957	17,987	(6)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		14.55%	6/18/2029		6,636	6,467	6,321	(6)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		20,363	16,279	13,847	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058		—	—	(15)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.38%		1/25/2034		905	853	821	(6)(11)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	12.00%		4/22/2034		1,000	829	930	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.07%		2/13/2031		26,324	25,883	26,324	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.07%		2/13/2031		1,835	1,787	1,835	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	10.05%		2/13/2030		192	145	192	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.81%		9/10/2031		15,734	15,589	15,734	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.81%		9/10/2031		205	205	205	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.56%		9/10/2031		1,090	1,071	1,090	(6)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		2,512	2,471	2,506	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		3,198	3,134	3,190	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		3,426	3,357	3,357	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(11)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2025		—	—	—	(11)(15)(19)(21)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	13.32%	5.00%	1/23/2026		2,810	2,804	2,550	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)
Windstream Services II, LLC	Integrated Telecommunication Services	Common Stock						127,452		2,057	1,740	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	6.94%	4.13%	11/28/2029		31,057	30,484	31,057	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	6.94%	4.13%	11/29/2029		1,472	1,472	1,472	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(64)	—	(6)(15)(19)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan			9.50%		10/26/2029		9,111	9,111	9,358
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.95%		10/26/2029		6,268	6,275	6,233	(6)
Total Non-Control/Non-Affiliate Investments (178.3% of net assets)										$2,703,644	$2,629,392
Total Portfolio Investments (196.1% of net assets)										$3,114,256	$2,892,771

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$60,626	$60,626
Other cash accounts										47,582	47,582
Total Cash and Cash Equivalents and Restricted Cash (7.3% of net assets)										$108,208	$108,208
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (203.4% of net assets)										$3,222,464	$3,000,979

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$116,789		€112,945	5/8/2025	JPMorgan Chase Bank, N.A.	$(5,452)
Foreign currency forward contract	$5,142	C$	7,433	5/8/2025	JPMorgan Chase Bank, N.A.	(32)
Foreign currency forward contract	$5,142		¥789,671	5/8/2025	JPMorgan Chase Bank, N.A.	(160)
Foreign currency forward contract	$20,354		£17,649	5/8/2025	JPMorgan Chase Bank, N.A.	(2,424)
						$(8,068)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(18,077)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	2,110
Interest rate swap	Fixed 6.34%	Floating 3-month SOFR +2.1920%	BNP Paribas	2/27/2030	$300,000	4,816
						$(11,151)

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.19%, the PRIME at 7.50%, the SONIA at 4.58%, the Tokyo Overnight Average Rate ("TONA") at 0.82%, the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.77%, the 30-day EURIBOR at 2.36%, the 90-day EURIBOR at 2.34% and the 180-day EURIBOR at 2.34%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(7)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. "C$" signifies the investment is denominated in Canadian dollar. "¥" signifies the investment is denominated in Japanese Yen. All other investments are denominated in U.S. dollars.
(8)Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2025 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2025, qualifying assets represented 75.0% of the Company's total assets and non-qualifying assets represented 25.0% of the Company's total assets.
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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

(15)As of March 31, 2025, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of March 31, 2025.
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
The Company's investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first lien loans (which may include “unitranche” loans and “last out” first lien loans, which are loans that are second priority behind “first out” first lien loans), second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. The Company may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.
The Company is externally managed by Oaktree Fund Advisors, LLC ("Oaktree"), pursuant to an investment advisory agreement between the Company and Oaktree (as amended and restated, the "Investment Advisory Agreement"). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020. Oaktree Fund Administration, LLC ("Oaktree Administrator"), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the "Administration Agreement"). See Note 10. In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management Inc. and collectively with its affiliates, "Brookfield") acquired a majority economic interest in Brookfield Oaktree Holdings, LLC (formerly known as Oaktree Capital Group, LLC). Oaktree and its affiliates operate as an independent business within Brookfield, with their own product offerings and investment, marketing and support teams.
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
The fair value of the Company's investments as of March 31, 2025 and September 30, 2024 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "due from broker," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable " and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2025, there were ten investments on non-accrual status that in aggregate represented 7.6% and 4.6% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively.
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
As of March 31, 2025, included in restricted cash was $10.4 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility (as defined in Note 6. Borrowings). Pursuant to the terms of the OSI2 Citibank Facility, the Company was restricted in terms of access to the $10.4 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the OSI2 Citibank Facility. As of September 30, 2024, included in restricted cash was $14.6 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of March 31, 2025, 196.1% of net assets at fair value, or $2.9 billion, was invested in 152 portfolio companies, including (i) $128.6 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $47.3 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of March 31, 2025, 7.3% of net assets at fair value, or $108.2 million, was invested in cash and cash equivalents (including $10.4 million of restricted cash). In comparison, as of September 30, 2024, 203.1% of net assets at fair value, or $3.0 billion, was invested in 144 portfolio investments, including (i) $135.2 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $48.9 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2024, 5.3% of net assets at fair value, or $78.5 million, was invested in cash and cash equivalents (including $14.6 million of restricted cash). As of March 31, 2025, 84.3% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.6% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2024, 85.2% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.0% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2025, the Company recorded net realized gains (losses) of $6.7 million and $(10.6) million, respectively. During the three and six months ended March 31, 2024, the Company recorded net realized losses of $6.6 million and $15.1 million, respectively. During the three and six months ended March 31, 2025, the Company recorded net unrealized depreciation of $82.0 million and $101.6 million, respectively. During the three and six months ended March 31, 2024, the Company recorded net unrealized depreciation of $25.3 million and $50.3 million, respectively.
The composition of the Company's investments as of March 31, 2025 and September 30, 2024 at cost and fair value was as follows:

	March 31, 2025		September 30, 2024
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,690,431	$2,583,916	$2,723,134	$2,684,858
Investments in equity securities	204,023	132,906	202,670	152,328
Debt investments in the JVs	165,011	159,983	164,324	161,552
Equity investments in the JVs	54,791	15,966	54,791	22,541
Total	$3,114,256	$2,892,771	$3,144,919	$3,021,279

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of March 31, 2025 and September 30, 2024 at floating rates and fixed rates:

	March 31, 2025		September 30, 2024
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,464,991	89.84%	$2,516,316	88.40%
Fixed rate debt securities	278,908	10.16	330,094	11.60
Total	$2,743,899	100.00%	$2,846,410	100.00%

The following table presents the financial instruments carried at fair value as of March 31, 2025 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$272,448	$2,165,740	$—	$2,438,188
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	48,786	256,925	—	305,711
Investments in equity securities (preferred)	—	—	70,147	—	70,147
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	1,018	1,692	60,049	15,966	78,725
Total investments at fair value	1,018	322,926	2,552,861	15,966	2,892,771
Cash equivalents	60,626	—	—	—	60,626
Total assets at fair value	$61,644	$322,926	$2,552,861	$15,966	$2,953,397
Derivative liabilities	$—	$19,219	$—	$—	$19,219
Total liabilities at fair value	$—	$19,219	$—	$—	$19,219
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2024 to March 31, 2025 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2024	$2,242,164	$258,499	$66,361	$65,737	$2,632,761
Purchases	225,748	—	—	—	225,748
Sales and repayments	(239,027)	(102)	—	—	(239,129)
Transfers out (a)	(17,668)	—	—	—	(17,668)
Capitalized PIK interest income	3,830	702	—	—	4,532
Accretion of OID	3,760	410	—	—	4,170
Net unrealized appreciation (depreciation)	(53,595)	(2,584)	4,161	(5,388)	(57,406)
Net realized gains (losses)	528	—	(375)	(300)	(147)
Fair value as of March 31, 2025	$2,165,740	$256,925	$70,147	$60,049	$2,552,861
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2025	$(55,129)	$(2,584)	$3,785	$(5,687)	$(59,615)
__________
(a) There was a $17.7 million transfer out of Level 3 to Level 2 for an investment during the three months ended March 31, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2024 to March 31, 2025 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2024	$2,320,310	$255,346	$66,320	$81,756	$2,723,732
Purchases	423,529	3,583	—	—	427,112
Sales and repayments	(460,101)	(165)	(587)	(221)	(461,074)
Transfers in (a)(c)	6,555	—	646	2,463	9,664
Transfers out (b)(c)	(64,466)	—	—	—	(64,466)
Capitalized PIK interest income	9,190	1,388	—	—	10,578
Accretion of OID	6,563	774	—	—	7,337
Net unrealized appreciation (depreciation)	(60,046)	(4,001)	4,431	(23,737)	(83,353)
Net realized gains (losses)	(15,794)	—	(663)	(212)	(16,669)
Fair value as of March 31, 2025	$2,165,740	$256,925	$70,147	$60,049	$2,552,861
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2025	$(79,762)	$(4,001)	$3,774	$(23,906)	$(103,895)
__________
(a) There were $6.6 million of transfers into Level 3 from Level 2 for investments during the six months ended March 31, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were $30.5 million of transfers out of Level 3 to Level 2 for investments during the six months ended March 31, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There were investment restructurings during the six months ended March 31, 2025 in which (1) $30.9 million of Level 3 senior secured debt was exchanged for Level 2 senior secured debt, (2) $0.6 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity and (3) $2.5 million of Level 3 senior secured debt was exchanged for Level 3 common equity.
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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of March 31, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,971,608	Market Yield	Market Yield	(b)	8.0%	-	38.0%	11.5%
	43,043	Enterprise Value	Revenue Multiple	(c)	0.9x	-	5.3x	2.6x
	66,605	Enterprise Value	EBITDA Multiple	(c)	3.7x	-	8.0x	6.2x
	21,600	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	62,884	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	96,942	Market Yield	Market Yield	(b)	5.0%	-	11.0%	9.1%
Debt Investments in the JVs	159,983	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	59,719	Enterprise Value	Revenue Multiple	(c)	0.3x	-	5.3x	0.6x
	69,106	Enterprise Value	EBITDA Multiple	(c)	3.0x	-	14.5x	9.8x
	1,371	Enterprise Value	Asset Multiple	(c)	1.4x	-	1.6x	1.5x
Total	$2,552,861
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2025 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$430,000	$430,000	$—	$—	$430,000
OSI2 Citibank Facility payable	90,000	90,000	—	—	90,000
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	330,219	332,574	—	332,574	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	297,110	309,039	—	309,039	—
2030 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	301,157	299,253	—	299,253	—
Total	$1,448,486	$1,460,866	$—	$940,866	$520,000

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

The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. Oaktree used market quotes as of the valuation date to estimate the fair value of the Company's 3.500% notes due 2025 (the "2025 Notes"), 2.700% notes due 2027 (the "2027 Notes"), 7.100% notes due 2029 (the "2029 Notes") and 6.340% notes due 2030 (the "2030 Notes"), which are included in Level 2 of the hierarchy.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,543,305	81.67%	$2,615,066	83.14%
Debt investments in the JVs	165,011	5.30%	164,324	5.23%
Subordinated debt	147,126	4.72%	108,068	3.44%
Common equity and warrants	136,409	4.38%	134,452	4.28%
Preferred equity	67,614	2.17%	68,218	2.17%
LLC equity interests of the JVs	54,791	1.76%	54,791	1.74%
Total	$3,114,256	100.00%	$3,144,919	100.00%

	March 31, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,438,188	84.29%	165.29%	$2,574,937	85.21%	173.06%
Debt investments in the JVs	159,983	5.53%	10.85%	161,552	5.35%	10.86%
Subordinated debt	145,728	5.04%	9.88%	109,921	3.64%	7.39%
Preferred equity	70,147	2.42%	4.76%	66,320	2.20%	4.46%
Common equity and warrants	62,759	2.17%	4.25%	86,008	2.85%	5.78%
LLC equity interests of the JVs	15,966	0.55%	1.08%	22,541	0.75%	1.52%
Total	$2,892,771	100.00%	196.11%	$3,021,279	100.00%	203.07%

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

	March 31, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,064,054	34.16%	$1,033,467	32.86%
Midwest	505,115	16.22%	397,640	12.64%
Southeast	470,111	15.10%	464,992	14.79%
West	319,204	10.25%	320,407	10.19%
International	287,638	9.24%	343,033	10.91%
Southwest	281,294	9.03%	285,648	9.08%
South	186,840	6.00%	241,098	7.67%
Northwest	—	—%	58,634	1.86%
Total	$3,114,256	100.00%	$3,144,919	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$952,435	32.92%	64.58%	$965,469	31.94%	64.89%
Midwest	494,223	17.08%	33.50%	390,607	12.93%	26.25%
Southeast	380,048	13.14%	25.76%	419,669	13.89%	28.21%
West	318,170	11.00%	21.57%	314,994	10.43%	21.17%
International	292,123	10.10%	19.80%	354,662	11.74%	23.84%
Southwest	272,421	9.42%	18.47%	279,653	9.26%	18.80%
South	183,351	6.34%	12.43%	237,634	7.87%	15.97%
Northwest	—	—%	—%	58,591	1.94%	3.94%
Total	$2,892,771	100.00%	196.11%	$3,021,279	100.00%	203.07%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2025 and September 30, 2024:

	March 31, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$528,882	16.94%	$532,200	16.85%
Multi-Sector Holdings (1)	241,712	7.76	228,181	7.26
Health Care Services	144,038	4.63	149,904	4.77
Pharmaceuticals	125,910	4.04	94,639	3.01
Interactive Media & Services	110,962	3.56	95,564	3.04
Aerospace & Defense	93,732	3.01	72,927	2.32
Health Care Equipment	90,179	2.90	28,823	0.92
Specialized Consumer Services	83,060	2.67	25,763	0.82
Health Care Technology	82,385	2.65	105,932	3.37
Industrial Machinery & Supplies & Components	81,483	2.62	82,624	2.63
Diversified Financial Services	68,849	2.21	66,597	2.12
Metal, Glass & Plastic Containers	67,515	2.17	64,769	2.06
Environmental & Facilities Services	66,030	2.12	65,229	2.07
Airport Services	65,140	2.09	63,110	2.01
Diversified Support Services	58,752	1.89	79,799	2.54
Life Sciences Tools & Services	56,725	1.82	—	—
Real Estate Operating Companies	55,420	1.78	72,839	2.32
Internet Services & Infrastructure	53,559	1.72	53,376	1.70
Systems Software	51,364	1.65	39,316	1.25
Specialized Finance	50,107	1.61	45,156	1.44
Home Improvement Retail	49,982	1.60	49,891	1.59
Soft Drinks & Non-alcoholic Beverages	45,317	1.46	42,898	1.36
Communications Equipment	45,074	1.45	46,764	1.49
Biotechnology	42,228	1.36	43,821	1.39
Automotive Retail	41,440	1.33	40,964	1.30
Personal Care Products	39,987	1.28	63,425	2.02
Real Estate Development	38,632	1.24	38,237	1.22
Leisure Facilities	37,812	1.21	37,958	1.21
Data Processing & Outsourced Services	34,984	1.12	80,058	2.55
Office Services & Supplies	33,189	1.07	38,891	1.24
Electrical Components & Equipment	32,736	1.05	32,834	1.04
Construction & Engineering	30,553	0.98	31,602	1.00
Research & Consulting Services	29,471	0.95	—	—
Cable & Satellite	28,314	0.91	—	—
Construction Machinery & Heavy Transportation Equipment	27,815	0.89	25,901	0.82
Health Care Distributors	27,598	0.89	60,316	1.92
Movies & Entertainment	24,739	0.79	30,779	0.98
Wireless Telecommunication Services	24,219	0.78	24,257	0.77
Insurance Brokers	24,189	0.78	19,222	0.61
Gold	23,526	0.76	23,454	0.75
Broadline Retail	22,746	0.73	22,231	0.71
Hotels, Resorts & Cruise Lines	21,790	0.70	20,612	0.66
Diversified Chemicals	21,189	0.68	—	—
Property & Casualty Insurance	19,906	0.64	—	—
Packaged Foods & Meats	19,797	0.64	19,863	0.63
Real Estate Services	19,356	0.62	55,220	1.76
Oil & Gas Storage & Transportation	19,309	0.62	19,309	0.61
Education Services	17,951	0.58	8,205	0.26
Apparel Retail	17,803	0.57	17,855	0.57
Advertising	17,692	0.57	11,418	0.36
Health Care Supplies	15,237	0.49	14,426	0.46
Air Freight & Logistics	13,931	0.45	—	—
Alternative Carriers	8,762	0.28	—	—
Financial Exchanges & Data	8,017	0.26	8,050	0.26
Paper & Plastic Packaging Products & Materials	4,058	0.13	18,379	0.58
Housewares & Specialties	2,850	0.09	2,806	0.09
Home Furnishings	2,463	0.08	24,102	0.77
Integrated Telecommunication Services	2,057	0.07	2,057	0.07
Distributors	1,733	0.06	1,733	0.06
Fertilizers & Agricultural Chemicals	—	—	54,677	1.74
Diversified Metals & Mining	—	—	50,061	1.59
Other Specialty Retail	—	—	36,810	1.17
Passenger Airlines	—	—	25,039	0.80
Specialty Chemicals	—	—	19,407	0.62
Food Distributors	—	—	14,639	0.47
	$3,114,256	100.00%	$3,144,919	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$508,837	17.60%	34.51%	$523,007	17.34%	35.16%
Multi-Sector Holdings (1)	197,657	6.83	13.40	193,579	6.41	13.01
Pharmaceuticals	123,932	4.28	8.40	91,804	3.04	6.17
Health Care Services	112,087	3.87	7.60	127,935	4.23	8.60
Interactive Media & Services	111,104	3.84	7.53	96,963	3.21	6.52
Health Care Technology	97,096	3.36	6.58	104,795	3.47	7.04
Aerospace & Defense	95,142	3.29	6.45	74,327	2.46	5.00
Industrial Machinery & Supplies & Components	83,141	2.87	5.64	84,977	2.81	5.71
Specialized Consumer Services	83,114	2.87	5.63	25,772	0.85	1.73
Diversified Financial Services	67,649	2.34	4.59	66,324	2.20	4.46
Health Care Equipment	65,201	2.25	4.42	26,264	0.87	1.77
Environmental & Facilities Services	63,650	2.20	4.31	64,119	2.12	4.31
Diversified Support Services	59,126	2.04	4.01	80,638	2.67	5.42
Life Sciences Tools & Services	56,642	1.96	3.84	—	—	—
Airport Services	54,096	1.87	3.67	55,434	1.83	3.73
Internet Services & Infrastructure	53,650	1.85	3.64	53,019	1.75	3.56
Real Estate Operating Companies	52,822	1.83	3.58	71,246	2.36	4.79
Systems Software	51,775	1.79	3.51	39,813	1.32	2.68
Specialized Finance	49,659	1.72	3.37	44,551	1.47	2.99
Communications Equipment	45,070	1.56	3.06	46,858	1.55	3.15
Soft Drinks & Non-alcoholic Beverages	44,738	1.55	3.03	42,674	1.41	2.87
Biotechnology	44,286	1.53	3.00	45,954	1.52	3.09
Automotive Retail	39,097	1.35	2.65	39,111	1.29	2.63
Real Estate Development	38,507	1.33	2.61	38,237	1.27	2.57
Leisure Facilities	37,847	1.31	2.57	37,544	1.24	2.52
Personal Care Products	37,519	1.30	2.54	57,451	1.90	3.86
Electrical Components & Equipment	32,361	1.12	2.19	32,246	1.07	2.17
Home Improvement Retail	31,600	1.09	2.14	48,775	1.61	3.28
Construction & Engineering	29,850	1.03	2.02	31,063	1.03	2.09
Research & Consulting Services	29,396	1.02	1.99	—	—	—
Office Services & Supplies	29,266	1.01	1.98	38,149	1.26	2.56
Construction Machinery & Heavy Transportation Equipment	28,351	0.98	1.92	26,486	0.88	1.78
Cable & Satellite	27,430	0.95	1.86	—	—	—
Health Care Distributors	26,669	0.92	1.81	58,906	1.95	3.96
Data Processing & Outsourced Services	26,134	0.90	1.77	73,673	2.44	4.95
Gold	24,934	0.86	1.69	25,054	0.83	1.68
Movies & Entertainment	24,872	0.86	1.69	30,863	1.02	2.07
Wireless Telecommunication Services	24,719	0.85	1.68	24,311	0.80	1.63
Insurance Brokers	24,468	0.85	1.66	19,221	0.64	1.29
Diversified Chemicals	22,219	0.77	1.51	—	—	—
Hotels, Resorts & Cruise Lines	21,534	0.74	1.46	20,342	0.67	1.37
Broadline Retail	20,168	0.70	1.37	22,554	0.75	1.52
Property & Casualty Insurance	19,796	0.68	1.34	—	—	—
Packaged Foods & Meats	19,775	0.68	1.34	19,846	0.66	1.33
Real Estate Services	19,350	0.67	1.31	54,197	1.79	3.64
Education Services	18,127	0.63	1.23	8,263	0.27	0.56
Apparel Retail	17,807	0.62	1.21	18,017	0.60	1.21
Advertising	17,700	0.61	1.20	11,515	0.38	0.77
Health Care Supplies	15,242	0.53	1.03	14,218	0.47	0.96
Oil & Gas Storage & Transportation	14,202	0.49	0.96	15,604	0.52	1.05
Air Freight & Logistics	13,937	0.48	0.94	—	—	—
Metal, Glass & Plastic Containers	9,513	0.33	0.64	47,191	1.56	3.17
Alternative Carriers	8,816	0.30	0.60	—	—	—
Financial Exchanges & Data	8,134	0.28	0.55	8,065	0.27	0.54
Paper & Plastic Packaging Products & Materials	3,957	0.14	0.27	18,307	0.61	1.23
Housewares & Specialties	2,550	0.09	0.17	2,546	0.08	0.17
Home Furnishings	2,463	0.09	0.17	9,376	0.31	0.63
Distributors	2,247	0.08	0.15	2,220	0.07	0.15
Integrated Telecommunication Services	1,740	0.06	0.12	1,657	0.05	0.11
Fertilizers & Agricultural Chemicals	—	—	—	54,668	1.81	3.67
Diversified Metals & Mining	—	—	—	50,419	1.67	3.39
Other Specialty Retail	—	—	—	39,660	1.31	2.67
Passenger Airlines	—	—	—	26,556	0.88	1.78
Specialty Chemicals	—	—	—	19,431	0.64	1.31
Food Distributors	—	—	—	15,484	0.51	1.04
Total	$2,892,771	100.00%	196.11%	$3,021,279	100.00%	203.07%
___________________
(1)This industry includes the Company's investments in the JVs and CLOs.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2025 and September 30, 2024, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2025 and September 30, 2024, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of March 31, 2025. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2025, the revolving period of the SLF JV I Facility was scheduled to expire April 17, 2027 and the maturity date was April 22, 2027. As of March 31, 2025, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 1.70% per annum. As of March 31, 2025 and September 30, 2024, $197.0 million and $200.0 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of March 31, 2025 and September 30, 2024, SLF JV I had total assets of $374.7 million and $375.8 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 52 and 48 portfolio companies as of March 31, 2025 and September 30, 2024, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of March 31, 2025, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $128.6 million in aggregate, at fair value. As of September 30, 2024, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $135.2 million in aggregate, at fair value.
As of each of March 31, 2025 and September 30, 2024, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of March 31, 2025 and September 30, 2024, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Senior secured loans (1)	$337,611	$330,094
Weighted average interest rate on senior secured loans (2)	8.53%	9.56%
Number of borrowers in SLF JV I	52	48
Largest exposure to a single borrower (1)	$10,442	$10,495
Total of five largest loan exposures to borrowers (1)	$50,236	$49,413
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of March 31, 2025

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	9.32%		10/31/2031		$8,231	$7,902	$7,951
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.54%		8/18/2028		10,442	10,365	10,458
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.25%	11.09%	0.75%	12/18/2025		967	964	919	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.25%	11.09%	0.75%	12/18/2025		5,738	5,711	5,451	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.80%	8.00%	3/1/2029		1,383	1,381	1,362	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.80%		12/30/2027		5,201	5,201	5,212
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2031		7,921	7,862	7,533
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.44%		12/29/2027		230	225	216	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.55%		12/29/2027		4,071	4,034	3,957	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		2,533	2,506	1,545	(4)(6)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		4,037	3,777	—	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.42%		8/19/2028		7,736	7,571	7,667
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.67%		8/19/2028		1,960	1,887	1,945	(4)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.40%	4.00%	12/24/2026		6,681	6,642	6,554	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		1,726	1,715	1,610	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		6,209	6,152	5,790	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	7.67%		5/10/2027		9,126	9,001	9,105
BCPE Grill Parent, Inc.	Restaurants	First Lien Term Loan	SOFR+	4.75%	9.06%		9/30/2030		4,987	4,931	4,632
Blackhawk Network Holdings Inc	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	4.00%	8.32%		3/12/2029		7,980	7,980	7,959
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.29%		7/30/2031		8,000	7,983	7,872
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,323	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		2,358	2,319	1,356	(6)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,986	1,939	1,142	(6)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,964	1,932	1,129	(6)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		10	9	6	(6)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		600	583	345	(6)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.05%		3/21/2031		2,494	2,494	2,473
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.50%	7.80%		3/30/2029		6,041	5,691	5,993
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	8.32%		1/30/2031		7,940	7,869	7,962
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.80%		8/2/2029		8,290	8,190	8,185
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.32%		4/26/2029		9,006	8,903	8,945	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.58%		4/2/2029		1,173	1,171	1,119
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.31%		8/29/2031		4,197	4,141	4,187	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	2.50%	6.79%		7/1/2031		$6,983	$6,949	$6,985
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.67%		4/9/2029		7,800	7,664	7,723	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	8.78%		2/15/2029		8,822	8,769	8,795
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	5.00%	9.32%		10/30/2031		4,987	5,000	4,992
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.31%		3/25/2027		8,250	8,166	7,580	(4)
IVCE US LLC,	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	8.05%		12/12/2028		4,987	5,012	4,996
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.00%	8.32%		8/15/2028		8,890	8,703	8,901
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.42%		10/30/2028		7,856	7,669	6,553	(4)
LSF12 Crown US Commercial Bidco, LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.57%		12/2/2031		4,962	4,912	4,883
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.25%	8.57%		7/29/2029		9,950	9,839	9,934
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.05%		8/25/2031		9,770	9,454	9,412
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.32%		3/1/2029		7,870	7,663	7,532
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.57%		6/17/2031		7,960	7,913	7,877
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.17%		2/1/2028		784	783	699
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	8.07%		3/19/2032		8,000	7,920	7,960
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.17%		2/11/2028		7,908	7,840	7,801
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.83%	8/22/2029		1,644	1,644	1,644	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		1,038	1,038	1,038	(4)
Pluralsight, LLC	Application Software	Common Stock						514,789		1,719	1,261	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.32%		4/5/2030		10,379	10,259	10,203	(4)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.00%	7.29%		1/31/2029		2,955	2,955	2,935
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	8.05%		12/16/2028		3,990	3,980	3,990
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.25%	7.57%		2/12/2031		6,948	6,881	6,907
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.94%		6/30/2029		933	893	900
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.94%		6/30/2029		2,621	2,621	2,479
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	2.00%	1.44%	5.00%	6/30/2029		1,493	1,493	1,329
SHO Holding I Corporation	Footwear	Common Stock								4,295	2,611
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.07%		5/15/2028		3,990	3,965	3,966
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	9.35%		4/17/2028		—	—	—
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.04%		9/4/2029		4,238	4,094	3,776	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.30%		9/27/2030		7,920	7,801	7,583	(4)
Tecta America Corp	Construction & Engineering	First Lien Term Loan	SOFR+	3.00%	7.32%		2/18/2032		5,000	5,013	4,969
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.82%		3/2/2030		5,002	5,021	4,996
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.05%		9/15/2028		7,463	7,463	7,225
Verde Purchaser, LLC	Trading Companies & Distributors	First Lien Term Loan	SOFR+	4.00%	8.30%		11/30/2030		5,000	5,019	4,980
Total Portfolio Investments									$337,611	$346,635	$331,318

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

_______
(1) Represents the interest rate as of March 31, 2025. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2025, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29% and the 180-day SOFR at 4.19%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of March 31, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of March 31, 2025.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of March 31, 2025.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of March 31, 2025 and September 30, 2024. The Company earned interest income of $3.2 million and $6.7 million on the SLF JV I Notes for the three and six months ended March 31, 2025, respectively. The Company earned interest income of $3.5 million and $7.1 million on the SLF JV I Notes for the three and six months ended March 31, 2024, respectively. As of March 31, 2025, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $16.0 million, respectively, as of March 31, 2025, and $54.8 million and $22.5 million, respectively, as of September 30, 2024. The Company earned $0.7 million and $1.4 million in dividend income for the three and six months ended March 31, 2025, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $1.4 million and $2.8 million in dividend income for the three and six months ended March 31, 2024, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2025 and September 30, 2024 and for the three and six months ended March 31, 2025 and 2024:

	March 31, 2025	September 30, 2024
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2025: $346,635; cost September 30, 2024: $337,882)	$331,318	$329,496
Cash and cash equivalents	38,318	36,082
Restricted cash	2,128	6,994
Other assets	2,915	3,260
Total assets	$374,679	$375,832

Senior credit facility payable	$197,000	$200,000
Secured borrowings	—	11,311
SLF JV I Notes payable at fair value (proceeds March 31, 2025: $128,750; proceeds September 30, 2024: $128,750)	128,750	128,750
Other liabilities	30,689	10,007
Total liabilities	$356,439	$350,068
Members' equity	18,240	25,764
Total liabilities and members' equity	$374,679	$375,832

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Selected Statements of Operations Information:
Interest income	$7,206	$9,494	$15,472	$19,202
Other income	—	102	6	159
Total investment income	7,206	9,596	15,478	19,361
Senior credit facility and secured borrowing interest expense	3,058	3,933	6,683	7,839
SLF JV I Notes interest expense	3,683	4,055	7,619	8,148
Other expenses	116	129	193	200
Total expenses (1)	6,857	8,117	14,495	16,187
Net investment income	349	1,479	983	3,174
Net unrealized appreciation (depreciation)	(7,453)	672	(6,931)	1,618
Net realized gains (losses)	71	(237)	24	(559)
Net income (loss)	$(7,033)	$1,914	$(5,924)	$4,233
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
During the six months ended March 31, 2025, there were no purchases or sales with SLF JV I. During the six months ended March 31, 2024, the Company purchased $14.0 million of senior secured debt investments from SLF JV I for $13.3 million cash consideration, which represented the fair value at the time of purchase.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of March 31, 2025 and September 30, 2024, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of March 31, 2025, had a revolving period end date and maturity date of April 17, 2027 and April 22, 2027, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of March 31, 2025, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 1.70% per annum. As of March 31, 2025 and September 30, 2024, $69.0 million and $79.0 million of borrowings were outstanding under the Glick JV Facility, respectively.
As of March 31, 2025 and September 30, 2024, the Glick JV had total assets of $125.1 million and $145.0 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 41 and 44 portfolio companies as of March 31, 2025 and September 30, 2024, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $47.3 million and $48.9 million in the aggregate at fair value as of March 31, 2025 and September 30, 2024, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of March 31, 2025 and September 30, 2024, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of March 31, 2025 and September 30, 2024, of which $73.5 million was from the Company. As of each of March 31, 2025 and September 30, 2024, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of March 31, 2025 and September 30, 2024, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Senior secured loans (1)	$111,035	$125,405
Weighted average current interest rate on senior secured loans (2)	8.83%	9.65%
Number of borrowers in the Glick JV	41	44
Largest loan exposure to a single borrower (1)	$4,326	$5,898
Total of five largest loan exposures to borrowers (1)	$20,478	$22,152
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of March 31, 2025

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.54%		8/18/2028	$1,970	$1,942	$1,973
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.25%	11.09%	0.75%	12/18/2025	499	497	474	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.25%	11.09%	0.75%	12/18/2025	3,174	3,158	3,016	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.80%	8.00%	3/1/2029	979	978	964	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.80%		12/30/2027	1,734	1,734	1,737
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2031	3,467	3,441	3,297
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.44%		12/29/2027	95	94	90	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.55%		12/29/2027	1,690	1,675	1,643	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028	1,042	1,031	636	(4)(6)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028	1,661	1,577	—	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.42%		8/19/2028	3,133	3,066	3,105
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.67%		8/19/2028	980	944	972	(4)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.40%	4.00%	12/24/2026	3,854	3,832	3,781	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027	788	783	734	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027	3,312	3,281	3,088	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	7.67%		5/10/2027	3,699	3,650	3,691
BCPE Grill Parent, Inc.	Restaurants	First Lien Term Loan	SOFR+	4.75%	9.06%		9/30/2030	1,995	1,960	1,853
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.29%		7/30/2031	3,000	2,993	2,952
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.05%		3/21/2031	1,197	1,197	1,187
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.50%	7.80%		3/30/2029	1,942	1,834	1,927
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	8.32%		1/30/2031	2,978	2,951	2,986
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.80%		8/2/2029	2,814	2,790	2,778
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.32%		4/26/2029	3,525	3,485	3,502	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.58%		4/2/2029	390	386	372

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.31%		8/29/2031	$1,022	$1,009	$1,020	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	2.50%	6.79%		7/1/2031	2,993	2,978	2,993
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.67%		4/9/2029	3,900	3,832	3,861	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	8.78%		2/15/2029	4,326	4,294	4,313
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	5.00%	9.32%		10/30/2031	1,995	2,000	1,997
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.31%		3/25/2027	2,063	2,041	1,895	(4)
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.00%	8.32%		8/15/2028	3,551	3,467	3,555
Kidde Global Services	Building Products	First Lien Term Loan	SOFR+	4.25%	8.57%		12/2/2031	1,213	1,201	1,194
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.42%		10/30/2028	2,972	2,895	2,479	(4)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.25%	8.57%		7/29/2029	3,980	3,936	3,974
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.05%		8/25/2031	3,908	3,782	3,765
McAfee Corp	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.32%		3/1/2029	1,995	1,992	1,909
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.57%		6/17/2031	3,483	3,462	3,446
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.17%		2/1/2028	391	391	349
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.17%		2/11/2028	2,964	2,933	2,924
Pluralsight, LLC	Application Software	Common Equity & Warrants						—	1,105	811	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029	667	667	667	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.83%	8/22/2029	1,057	1,057	1,057	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.32%		4/5/2030	2,462	2,455	2,420	(4)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.00%	7.29%		1/31/2029	1,478	1,477	1,467
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.25%	7.57%		2/12/2031	2,978	2,949	2,960
SHO Holding I Corporation	Footwear	Senior Secured Debt Term Loan	SOFR+	6.50%	10.94%		6/30/2029	693	664	669
SHO Holding I Corporation	Footwear	Senior Secured Debt Term Loan	SOFR+	6.50%	10.94%		6/30/2029	1,947	1,947	1,842
SHO Holding I Corporation	Footwear	Senior Secured Debt Term Loan	SOFR+	2.00%	1.44%	5.00%	6/30/2029	1,110	1,109	988
SHO Holding I Corporation	Footwear	Common Equity & Warrants							3,194	1,940
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.04%		9/4/2029	1,521	1,470	1,356	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.30%		9/27/2030	3,960	3,901	3,792	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.05%		9/15/2028	2,488	2,485	2,408
Total Portfolio Investments								$111,035	$113,972	$108,809
__________
(1) Represents the interest rate as of March 31, 2025. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2025, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29% and the 180-day SOFR at 4.19%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of March 31, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of March 31, 2025.
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

(6) This investment was on non-accrual status as of March 31, 2025.

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

The cost and fair value of the Company's aggregate investment in the Glick JV was $52.4 million and $47.3 million, respectively, as of March 31, 2025. The cost and fair value of the Company's aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. For the three and six months ended March 31, 2025, the Company's investment in the Glick JV Notes earned interest income of $1.7 million and $3.4 million, respectively. For the three and six months ended March 31, 2024, the Company's investment in the Glick JV Notes earned interest income of $1.8 million and $3.6 million, respectively. The Company did not earn dividend income for the three and six months ended March 31, 2025

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

and 2024 with respect to its investment in the LLC equity interest of the Glick JV. As of March 31, 2025, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of March 31, 2025 and September 30, 2024 and for the three and six months ended March 31, 2025 and 2024:

	March 31, 2025	September 30, 2024
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2025: $113,972; cost September 30, 2024: $127,867)	$108,809	$124,887
Cash and cash equivalents	14,163	10,907
Restricted cash	941	1,032
Other assets	1,182	8,177
Total assets	$125,095	$145,003

Senior credit facility payable	$69,000	$79,000
Glick JV Notes payable at fair value (proceeds March 31, 2025: $66,685; proceeds September 30, 2024: $66,685)	54,092	55,886
Secured borrowings	—	5,766
Other liabilities	2,003	4,351
Total liabilities	$125,095	$145,003
Members' equity	—	—
Total liabilities and members' equity	$125,095	$145,003

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Selected Statements of Operations Information:
Interest income	$2,765	$3,523	$5,963	$7,321
Fee income	—	35	4	60
Total investment income	2,765	3,558	5,967	7,381
Senior credit facility and secured borrowing interest expense	1,159	1,525	2,584	2,977
Glick JV Notes interest expense	1,490	1,679	3,103	3,373
Other expenses	46	41	87	78
Total expenses (1)	2,695	3,245	5,774	6,428
Net investment income	70	313	193	953
Net unrealized appreciation (depreciation)	(52)	(196)	(390)	(649)
Realized gain (loss)	(18)	(117)	197	(304)
Net income (loss)	$—	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the six months ended March 31, 2025, there were no purchases or sales with Glick JV. During the six months ended March 31, 2024, the Company purchased $4.9 million of senior secured debt investments from Glick JV for $4.9 million cash consideration, which represented the fair value at the time of purchase.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three and six months ended March 31, 2025, the Company recorded total fee income of $1.7 million and $3.4 million, respectively, of which less than $0.1 million and $0.2 million, respectively, was recurring in nature. For the three and six months ended March 31, 2024, the Company recorded total fee income of $2.5 million and $3.9 million, respectively, of which $0.1 million and $0.3 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2025 and 2024:

(Share amounts in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(36,249)	$9,337	$(29,010)	$19,872
Weighted average common shares outstanding — basic and diluted	85,916	79,763	84,061	78,797
Earnings (loss) per common share — basic and diluted	$(0.42)	$0.12	$(0.35)	$0.25
Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2025:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2024	82,245	$822	$2,264,449	$(777,460)	$1,487,811
Net investment income	—	—	—	44,302	44,302
Net unrealized appreciation (depreciation)	—	—	—	(19,614)	(19,614)
Net realized gains (losses)	—	—	—	(17,310)	(17,310)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(139)	(139)
Distributions to stockholders	—	—	—	(45,235)	(45,235)
Issuance of common stock under dividend reinvestment plan	95	1	1,454	—	1,455
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,454)	—	(1,455)
Balance as of December 31, 2024	82,245	$822	$2,264,449	$(815,456)	$1,449,815
Net investment income	—	—	—	39,055	39,055
Net unrealized appreciation (depreciation)	—	—	—	(82,023)	(82,023)
Net realized gains (losses)	—	—	—	6,705	6,705
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	14	14
Distributions to stockholders	—	—	—	(41,400)	(41,400)
Issuance of common stock under dividend reinvestment plan	276	3	4,286	—	4,289
Repurchase of common stock under dividend reinvestment plan	(276)	(3)	(4,286)	—	(4,289)
Issuance of common stock in private placement	5,672	57	99,943	—	100,000
Issuance of common stock in connection with the "at the market" offering	169	2	2,945	—	2,947
Balance as of March 31, 2025	88,086	$881	$2,367,337	$(893,105)	$1,475,113

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2025 and 2024:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	$0.55	$43.8	million	94,970	(1)	$1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	$0.40	$31.5	million	234,752	(1)	$3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	$0.07	$5.6	million	41,082	(1)	$0.6	million
Total for the six months ended March 31, 2025				$1.02	$80.9	million	370,804		$5.7	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(2)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	$0.07	$5.3	million	11,133	(2)	$0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	$0.55	$42.8	million	96,850	(2)	$1.9	million
Total for the six months ended March 31, 2024				$1.17	$89.8	million	195,455		$3.8	million
 __________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Common Stock Issuances
During the three and six months ended March 31, 2024, the Company issued 96,850 and 195,455 shares of common stock, respectively, as part of the DRIP.
The Company is party to an equity distribution agreement, dated February 7, 2022, as amended, by and among the Company, Oaktree and Oaktree Administrator and Keefe, Bruyette & Woods, Inc., Citizens JMP Securities, LLC and Raymond James & Associates, Inc., pursuant to which the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $300.0 million under its current shelf registration statement. Sales of the common stock may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
In connection with the "at the market" offering, the Company issued and sold 168,055 shares of common stock during the six months ended March 31, 2025 for net proceeds of $3.0 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	168,055	$2,987	$26	$2,960	$17.77
(1) Net proceeds excludes offering costs of less than $0.1 million.
(2) Represents the gross sales price, including supplemental payments by Oaktree, before deducting placement agent fees and estimated offering expenses.
In connection with the at-the-market offering, an affiliate of Oaktree made additional supplemental payments to the Company in an amount equal to $0.3 million for the three months ended March 31, 2025 to ensure that the sales price per share of common stock was not less than the Company’s current net asset value per share. These amounts are included in gross proceeds in the table above.

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
On January 31, 2025, the Company and Oaktree Capital I, L.P., an affiliate of Oaktree, entered into a purchase agreement pursuant to which Oaktree Capital I, L.P. purchased 5,672,149 shares of the Company’s common stock on February 3, 2025 for an aggregate purchase price of $100.0 million. These shares were sold at $17.63 per share, which was the Company’s net asset value per share as of January 31, 2025 as calculated in accordance with Section 23 of the Investment Company Act. Oaktree Capital I, L.P. has agreed not to sell the shares acquired in this transaction through February 3, 2026.

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

As of March 31, 2025, the size of the Syndicated Facility was $1.218 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.25 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of March 31, 2025, (i) the period during which the Company may make drawings with respect to $1.035 billion of commitments will expire on June 23, 2027 and the maturity date is June 23, 2028, (ii) the period during which the Company may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at the Company’s option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of March 31, 2025, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of each of March 31, 2025 and September 30, 2024, the Company had $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $430.0 million. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.651% and 7.579% for the six months ended March 31, 2025 and 2024, respectively. For the three and six months ended March 31, 2025, the Company recorded interest expense (inclusive of fees) of $8.4 million and $17.8 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2024, the Company recorded interest expense (inclusive of fees) of $9.6 million and $19.1 million, respectively, related to the Syndicated Facility.
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
As of March 31, 2025, the Company was able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2025, the OSI2 Citibank Facility had a reinvestment period through May 25, 2027, during which advances may be made, and matures on January 26, 2029. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to SOFR plus 2.35% per annum. After the reinvestment period, the applicable spread is 3.35% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of March 31, 2025 and September 30, 2024, the Company had $90.0 million and $280.0 million outstanding under the OSI2 Citibank Facility, respectively, which had a fair value of $90.0 million and $280.0 million, respectively. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 6.876% and 8.079% for the six months ended March 31, 2025 and 2024, respectively. For the three and six months ended March 31, 2025, the Company recorded interest expense (inclusive of fees) of $4.2 million and $9.9 million, respectively, related to the OSI2 Citibank Facility. For the three and six months ended March 31, 2024, the Company recorded interest expense (inclusive of fees) of $6.0 million and $12.1 million, respectively, related to the OSI2 Citibank Facility.
2025 Notes
On February 25, 2020, the Company issued $300.0 million in aggregate principal amount of the 2025 Notes for net proceeds of $293.8 million after deducting OID of $2.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2025 Notes was amortized based on the effective interest method over the term of the 2025 Notes.
Interest on the 2025 Notes was paid semi-annually on February 25 and August 25 at a rate of 3.500% per annum. The 2025 Notes matured on February 25, 2025.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2025, the Company did not repurchase any of the 2027 Notes in the open market.
The 2027 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions (but giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (the "SEC"), as well as covenants requiring the Company to provide financial information to the holders of the 2027 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2027 Notes Indenture.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2025, the Company did not repurchase any of the 2029 Notes in the open market.
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
2030 Notes
On February 27, 2025, the Company issued $300.0 million in aggregate principal amount of the 2030 Notes for net proceeds of $296.3 million after deducting OID of less than $0.1 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2030 Notes is amortized based on the effective interest method over the term of the 2030 Notes.
The 2030 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the eighth supplemental indenture, dated February 27, 2025 (collectively, the "2030 Notes Indenture"), between the Company and the Trustee. The 2030 Notes are the Company's general unsecured obligations that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes. The 2030 Notes rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated. The 2030 Notes effectively rank junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2030 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
Interest on the 2030 Notes is paid semi-annually on February 27 and August 27 at a rate of 6.340% per annum. The 2030 Notes mature on February 27, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2030 Notes can require the Company to repurchase the 2030 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2030 Notes Indenture. The 2030 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended March 31, 2025, the Company did not repurchase any of the 2030 Notes in the open market.
The 2030 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions (but giving effect to any exemptive relief granted to the Company by the SEC), as well as covenants requiring the Company to provide financial information to the holders of the 2030 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2030 Notes Indenture.
In connection with the 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.340% and pays a floating interest rate of the three-month SOFR plus 2.192% on a notional amount of $300.0 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 12 for more information regarding the interest rate swap.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025			As of September 30, 2024
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$350.0	$300.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(1.4)	(2.6)	(3.6)	(0.3)	(1.8)	(2.9)
Unaccreted discount	(0.3)	(2.4)	—	(0.2)	(0.4)	(2.7)
Interest rate swap fair value adjustment	(18.1)	2.1	4.8	—	(20.2)	7.2
Net carrying value	$330.2	$297.1	$301.2	$299.5	$327.6	$301.6
Fair Value	$332.6	$309.0	$299.3	$298.1	$327.7	$312.3
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes for the three and six months ended March 31, 2025:

	2025 Notes		2027 Notes		2029 Notes		2030 Notes
($ in millions)	Three months ended March 31, 2025	Six months ended March 31, 2025	Three months ended March 31, 2025	Six months ended March 31, 2025	Three months ended March 31, 2025	Six months ended March 31, 2025	Three months ended March 31, 2025	Six months ended March 31, 2025
Coupon interest	$1.6	$4.2	$2.4	$4.7	$5.3	$10.6	$1.8	$1.8
Amortization of financing costs and discount	0.2	0.5	0.2	0.5	0.3	0.6	0.1	0.1
Effect of interest rate swap	—	—	3.4	6.9	0.3	1.1	—	—
Total interest expense	$1.8	$4.7	$6.0	$12.1	$5.9	$12.3	$1.9	$1.9
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	6.550%	6.547%	7.555%	7.750%	6.511%	6.511%
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three and six months ended March 31, 2024:

	2025 Notes		2027 Notes		2029 Notes
($ in millions)	Three months ended March 31, 2024	Six months ended March 31, 2024	Three months ended March 31, 2024	Six months ended March 31, 2024	Three months ended March 31, 2024	Six months ended March 31, 2024
Coupon interest	$2.6	$5.3	$2.4	$4.7	$5.3	$10.7
Amortization of financing costs and discount	0.3	0.6	0.2	0.5	0.3	0.6
Effect of interest rate swap	—	—	4.1	8.2	1.1	2.3
Total interest expense	$2.9	$5.9	$6.7	$13.4	$6.7	$13.6
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	7.280%	7.286%	8.476%	8.483%

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2025 and 2024.

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$(36,249)	$9,337	$(29,010)	$19,872
Net unrealized (appreciation) depreciation	82,023	25,252	101,637	50,277
Book/tax difference due to capital losses suspended (utilized)	298	10,320	12,591	16,860
Other book/tax differences	(15,131)	(3,771)	(4,240)	(10,949)
Taxable/Distributable Income (1)	$30,941	$41,138	$80,978	$76,060
 __________
(1) The Company's taxable income for the three and six months ended March 31, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of March 31, 2025, $9.0 million of the $9.0 million deferred tax assets would not more likely than not be realized in future periods.
For the three months ended March 31, 2025, the Company recognized an expense for income tax related to net investment income of $0.3 million, which was composed primarily of a current income tax expense. For the three months ended March 31, 2024, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.2 million, which was composed primarily of a current income tax expense.
For the six months ended March 31, 2025, the Company recognized an expense for income tax related to net investment income of $0.5 million and an expense for income tax related to realized and unrealized gains (losses) of $0.1 million, which were composed primarily of current income tax expense. For the six months ended March 31, 2024, the Company recognized a

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

total expense for income tax related to realized and unrealized gains (losses) of $0.4 million, which was composed primarily of a current income tax expense.
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
During the three months ended March 31, 2025, the Company recorded an aggregate net realized gain of $6.7 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$7.9
FinThrive Software Intermediate Holdings Inc	(2.8)
Other, net	1.6
Total, net	$6.7
During the three months ended March 31, 2024, the Company recorded an aggregate net realized loss of $6.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
All Web Leads Inc	$(13.4)
Ardonagh Midco 3 PLC (1)	4.6
Alvotech	3.9
Other, net	(1.7)
Total, net	$(6.6)
__________
(1)This investment was denominated in British Pounds and the realized loss shown in this table includes losses due to foreign currency translation, which was offset by gains on foreign currency forward contracts.
During the six months ended March 31, 2025, the Company recorded an aggregate net realized loss of $10.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
SVP-Singer Holdings Inc.	$(16.6)
FinThrive Software Intermediate Holdings Inc	(4.5)
Foreign currency forward contracts	7.9
Other, net	2.6
Total, net	$(10.6)

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
During the three months ended March 31, 2025 and 2024, the Company recorded net unrealized depreciation of $82.0 million and $25.3 million, respectively. For the three months ended March 31, 2025, this consisted of $63.0 million of net unrealized depreciation on debt investments, $14.7 million of net unrealized depreciation of foreign currency forward contracts and $10.0 million of net unrealized depreciation on equity investments, partially offset by $5.7 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the three months ended March 31, 2024, this consisted of $24.8 million of net unrealized depreciation on equity investments and $13.5 million of net unrealized depreciation on debt investments, partially offset by $10.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2025 and 2024, the Company recorded net unrealized depreciation of $101.6 million and $50.3 million, respectively. For the six months ended March 31, 2025, this consisted of $85.7 million of net unrealized depreciation on debt investments, $28.2 million of net unrealized depreciation on equity investments and $4.2 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $16.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the six months ended March 31, 2024, this consisted of $43.6 million of net unrealized depreciation on equity investments, $36.3 million of net unrealized depreciation on debt investments and $5.6 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $35.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Related Party Transactions

As of March 31, 2025 and September 30, 2024, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $7.3 million and $15.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three and six months ended March 31, 2025, the base management fee incurred under the Investment Advisory Agreement was $7.3 million (net of waiver) and $14.7 million (net of waiver), respectively. For the three and six months ended March 31, 2024, the base management fee incurred under the Investment Advisory Agreement was $10.1 million (net of waiver) and $20.1 million (net of waiver), respectively.
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

For the three and six months ended March 31, 2025, Oaktree waived $6.7 million and $13.1 million of Part I incentive fees pursuant to this waiver agreement.

For the three and six months ended March 31, 2025, the Part I incentive fee incurred under the Investment Advisory Agreement was $0.0 million (net of waiver) and $1.5 million (net of waiver), respectively. For the three and six months ended March 31, 2024, the Part I incentive fee incurred under the Investment Advisory Agreement was $8.5 million and $17.5 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of March 31, 2025, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the three and six months ended March 31, 2025 and 2024, the Company did not incur any capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2025 and 2024, there were no accrued capital gains incentive fees. As of March 31, 2025, the total accrued capital gains incentive fee liability was zero.
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
For the three months ended March 31, 2025 and 2024, the Company accrued administrative expenses of $0.5 million and $0.4 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively. For the six months ended March 31, 2025 and 2024, the Company accrued administrative expenses of $1.0 million and $0.9 million, respectively, including $0.2 million and $0.2 million of general and administrative expenses, respectively.
As of March 31, 2025 and September 30, 2024, $1.3 million and $4.1 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Net asset value per share at beginning of period	$17.63	$19.14	$18.09	$19.63
Net investment income (1)	0.45	0.52	0.99	1.09
Net unrealized appreciation (depreciation) (1)(7)	(0.94)	(0.31)	(1.18)	(0.64)
Net realized gains (losses) (1)	0.08	(0.08)	(0.13)	(0.19)
Distributions of net investment income to stockholders	(0.47)	(0.55)	(1.02)	(1.17)
Net asset value per share at end of period	$16.75	$18.72	$16.75	$18.72
Per share market value at beginning of period	$15.28	$20.42	$16.31	$20.12
Per share market value at end of period	$15.36	$19.66	$15.36	$19.66
Total return (2)	3.56%	(0.96)%	0.50%	3.70%
Common shares outstanding at beginning of period	82,245	78,965	82,245	77,225
Common shares outstanding at end of period	88,086	81,396	88,086	81,396
Net assets at beginning of period	$1,449,815	$1,511,651	$1,487,811	$1,515,764
Net assets at end of period	$1,475,113	$1,524,099	$1,475,113	$1,524,099
Average net assets (3)	$1,489,507	$1,523,792	$1,486,543	$1,524,019
Ratio of net investment income to average net assets (3)(6)	10.63%	10.92%	11.25%	11.23%
Ratio of total expenses to average net assets (3)(6)	12.29%	14.30%	12.73%	14.36%
Ratio of net expenses to average net assets (3)(6)	10.41%	13.90%	10.84%	13.97%
Ratio of portfolio turnover to average investments at fair value	10.05%	10.63%	20.60%	18.09%
Weighted average outstanding debt (4)	$1,610,667	$1,670,440	$1,654,560	$1,665,410
Average debt per share (1)	$18.75	$20.94	$19.68	$21.14
Asset coverage ratio at end of period (5)	198.34%	188.04%	198.34%	188.04%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,478.1 million and $1,680.7 million as of March 31, 2025 and 2024, respectively.
(6)	Interim periods are annualized.
(7)	The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and six months ended March 31, 2025 and 2024 as it includes the effect of the timing of equity issuances.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$116,789		€112,945	5/8/2025	$—	$5,452	Derivative liability
Foreign currency forward contract	$5,142	C$	7,433	5/8/2025	—	32	Derivative liability
Foreign currency forward contract	$5,142		¥789,671	5/8/2025	—	160	Derivative liability
Foreign currency forward contract	$20,354		£17,649	5/8/2025	—	2,424	Derivative liability
					$—	$8,068
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$84,291	€76,394	11/7/2024	$—	$1,102	Derivative liability
Foreign currency forward contract	$53,624	£42,021	11/7/2024	—	2,739	Derivative liability
				$—	$3,841
In connection with the issuance of the 2027 Notes, 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada and BNP Paribas pursuant to ISDA Master Agreements. As of March 31, 2025 and September 30, 2024, the Company paid $25.2 million and $17.1 million, respectively, to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of March 31, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$18,077	Derivative liability
Interest rate swap	300,000	2/15/2029	2,110	—	Derivative liability
Interest rate swap	300,000	2/27/2030	4,816	—	Derivative liability
			$6,926	$18,077
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$20,229	Derivative liability
Interest rate swap	300,000	2/15/2029	7,227	—	Derivative liability
			$7,227	$20,229

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2025, the Company's off-balance sheet arrangements consisted of $299.8 million of unfunded commitments, which was composed of $272.6 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $272.6 million, approximately $252.0 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, the Company's off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of March 31, 2025 and September 30, 2024 is shown in the table below:

	March 31, 2025	September 30, 2024
Integrity Marketing Acquisition, LLC	$15,203	$16,436
OCSI Glick JV LLC	13,998	13,998
PetVet Care Centers, LLC	13,732	13,732
107-109 Beech OAK22 LLC	13,567	11,911
Senior Loan Fund JV I, LLC	13,125	13,125
Verona Pharma, Inc.	11,420	14,846
Spruce Bidco I Inc.	9,271	—
Poseidon Midco AB	8,807	8,181
Pluralsight, LLC	8,688	8,688
BioXcel Therapeutics, Inc.	7,506	9,383
Monotype Imaging Holdings Inc.	7,259	8,005
Accession Risk Management Group, Inc.	7,149	11,019
Next Holdco, LLC	7,051	7,051
Creek Parent, Inc.	6,863	—
Eyesouth Eye Care Holdco LLC	6,518	6,585
TBRS, Inc.	6,362	—
Telephone and Data Systems, Inc.	6,273	6,273
iCIMs, Inc.	6,131	5,802
Digital.AI Software Holdings, Inc.	6,045	6,045
MRI Software LLC	5,975	6,972
PPW Aero Buyer, Inc.	5,693	10,235
Kings Buyer, LLC	5,683	3,277
Sorenson Communications, LLC	5,409	5,409
ASP Integrity Acquisition Co LLC	5,357	—
Mindbody, Inc.	5,238	5,238
PAI Financing Merger Sub LLC	5,210	—
SumUp Holdings Luxembourg	5,101	5,101
AVSC Holding Corp.	5,058	—
Everbridge, Inc.	5,043	5,043
ACESO Holding 4 S.A.R.L.	4,692	4,700
LDS Buyer, LLC	4,531	—
Inventus Power, Inc.	3,792	3,792
Truck-Lite Co., LLC	3,686	5,721
WP CPP Holdings, LLC	3,272	3,272

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2025	September 30, 2024
F&M Buyer LLC	$3,212	$—
Spanx, LLC	3,092	3,092
Berner Food & Beverage, LLC	2,766	1,007
Legends Hospitality Holding Company, LLC	2,738	4,651
Grand River Aseptic Manufacturing, Inc.	2,594	—
Galileo Parent, Inc.	2,566	1,163
Kite Midco II Inc.	2,374	—
Enverus Holdings, Inc.	2,364	3,014
Crewline Buyer, Inc.	2,180	2,180
Protein For Pets Opco, LLC	2,117	2,117
Coupa Holdings, LLC	2,075	2,075
107 Fair Street LLC	1,965	3,507
Oranje Holdco, Inc.	1,904	1,904
Minotaur Acquisition, Inc.	1,882	1,882
Optimizely North America Inc.	1,694	—
Establishment Labs Holdings Inc.	1,692	3,384
USIC Holdings, Inc.	1,641	1,938
Evergreen IX Borrower 2023, LLC	1,626	1,626
Supreme Fitness Group NY Holdings, LLC	1,552	1,552
Centralsquare Technologies, LLC	1,404	1,436
Lightbox Intermediate, L.P.	1,268	—
Icefall Parent, Inc.	995	995
Finastra USA, Inc.	912	654
Salus Workers' Compensation, LLC	869	3,102
MHE Intermediate Holdings, LLC	789	1,786
112-126 Van Houten Real22 LLC	677	1,077
LSL Holdco, LLC	530	636
Grove Hotel Parcel Owner, LLC	528	1,762
SIO2 Medical Products, Inc.	475	1,584
All Web Leads, Inc.	360	240
ASP-R-PAC Acquisition Co LLC	214	166
Amspec Parent LLC	—	9,372
Quantum Bidco Limited	—	6,311
Dominion Diagnostics, LLC	—	5,574
Avalara, Inc.	—	5,047
Accupac, Inc.	—	4,051
Delta Leasing SPV II LLC	—	3,581
Harrow, Inc.	—	3,438
PRGX Global, Inc.	—	3,127
Acquia Inc.	—	1,625
SVP-Singer Holdings Inc.	—	621
Telestream Holdings Corporation	—	244
Total	$299,763	$311,361

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2025, except as discussed below.
Distribution Declaration
On April 28, 2025, the Company’s Board of Directors declared quarterly and supplemental distributions of $0.40 per share and $0.02 per share, respectively, payable in cash on June 30, 2025 to stockholders of record on June 16, 2025.
Syndicated Facility
On April 8, 2025, the Company entered into an amendment to the Syndicated Facility to, among other things, (1) generally reduce interest rate margins from 2.00% plus a SOFR adjustment (ranging between 0.11448% and 0.26161%) to 1.875% plus a SOFR adjustment of 0.10% on SOFR loans and reduce the interest rate margin from 1.00% to 0.875% plus a SOFR adjustment of 0.10% on alternate base rate loans, (2) remove the Consolidated Interest Coverage Ratio covenant, (3) decrease the facility size from $1.218 billion to $1.160 billion, (4) increase the "accordion" feature to allow expansion up to $1.50 billion, and (5) extend the reinvestment period and final maturity date to April 8, 2029, and April 8, 2030, respectively.

Oaktree Specialty Lending Corporation                Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2025

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2024	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2025	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	(1,749)	25,889	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		—	—	3,357	157	—	3,514	0.2%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	12,247	—	(1,559)	10,688	0.7%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$—	1	—	11,360	2,570	(13,930)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	12	—	(1,028)	1,028	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%			8/28/2025		—	—	—	4,546	1,028	(5,574)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		6,967	—	—	—	5,351	—	5,351	0.4%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,465	—	—	—	13,182	(13,182)	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.94%		10/20/2028		58,349	—	3,389	48,896	687	(2,256)	47,327	3.2%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.44%		12/29/2028		112,656	—	6,666	112,656	—	—	112,656	7.6%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	1,400	22,541	—	(6,575)	15,966	1.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,537	—	102	3,332	139	(2,374)	1,097	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		19,009	—	601	17,907	601	(12,615)	5,893	0.4%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,768	—	112	3,550	112	(2,494)	1,168	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,698	—	49	1,600	49	(1,122)	527	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,652	—	21	—	1,604	(1,092)	512	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		317	—	—	—	324	(8)	316	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	20,802	—	(20,802)	—	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$220,418	$13	$12,340	$289,404	$26,832	$(85,332)	$230,904	15.7%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.40%	2.00%	9/29/2026		1,837	—	94	1,741	33	(16)	1,758	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.40%	2.00%	3/29/2027		3,674	—	205	3,463	66	(31)	3,498	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,722	—	—	3,183	—	—	3,183	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.40%		3/30/2026		1,440	—	81	1,506	13	(133)	1,386	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	1,622	—	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	1,246	125	—	1,371	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,249	—	—	4,087	—	(519)	3,568	0.2%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		21,673	333	—	18,235	—	(2,146)	16,089	1.1%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		(288)	—	594	281	(875)	—	—%
Total Affiliate Investments									$37,595	$45	$380	$35,677	$518	$(3,720)	$32,475	2.2%
Total Control & Affiliate Investments									$258,013	$58	$12,720	$325,081	$27,350	$(89,052)	$263,379	17.9%

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
Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first lien loans (which may include “unitranche” loans and “last out” first lien loans, which are loans that are second priority behind “first out” first lien loans), second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. Our portfolio may also include certain structured finance and other non-traditional structures. We invest in companies that typically possess resilient business models with strong underlying fundamentals. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from Oaktree’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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

Business Environment and Developments

Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain, including ongoing conflict in the Middle East, signs of an economic slowdown outside the United States and threats of tariffs and a trade war . These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of March 31, 2025 and September 30, 2024 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of March 31, 2025, 100% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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
As of March 31, 2025, we held $2,892.8 million of investments at fair value, down from $3,021.3 million held at September 30, 2024, primarily driven by net realized and unrealized losses and sales of investments during the six months ended March 31, 2025. As of March 31, 2025 and September 30, 2024, approximately 93.9% and 94.5%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2025, there were ten investments on non-accrual status that in the aggregate represented 7.6% and 4.6% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively.
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
During the six months ended March 31, 2025, we originated $605.1 million of investment commitments in 29 new and 16 existing portfolio companies and funded $607.1 million of investments.
During the six months ended March 31, 2025, we received $631.8 million of proceeds from prepayments, exits, other paydowns and sales and exited 21 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2025	September 30, 2024
Cost:
Senior secured debt	81.67%	83.14%
Debt investments in the JVs	5.30	5.23
Subordinated debt	4.72	3.44
Common equity and warrants	4.38	4.28
Preferred equity	2.17	2.17
LLC equity interests of the JVs	1.76	1.74
Total	100.00%	100.00%

	March 31, 2025	September 30, 2024
Fair value:
Senior secured debt	84.29%	85.21%
Debt investments in the JVs	5.53	5.35
Subordinated debt	5.04	3.64
Preferred equity	2.42	2.20
Common equity and warrants	2.17	2.85
LLC equity interests of the JVs	0.55	0.75
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2025	September 30, 2024
Cost:
Application Software	16.94%	16.85%
Multi-Sector Holdings (1)	7.76	7.26
Health Care Services	4.63	4.77
Pharmaceuticals	4.04	3.01
Interactive Media & Services	3.56	3.04
Aerospace & Defense	3.01	2.32
Health Care Equipment	2.90	0.92
Specialized Consumer Services	2.67	0.82
Health Care Technology	2.65	3.37
Industrial Machinery & Supplies & Components	2.62	2.63
Diversified Financial Services	2.21	2.12
Metal, Glass & Plastic Containers	2.17	2.06
Environmental & Facilities Services	2.12	2.07
Airport Services	2.09	2.01
Diversified Support Services	1.89	2.54
Life Sciences Tools & Services	1.82	—
Real Estate Operating Companies	1.78	2.32
Internet Services & Infrastructure	1.72	1.70
Systems Software	1.65	1.25
Specialized Finance	1.61	1.44
Home Improvement Retail	1.60	1.59
Soft Drinks & Non-alcoholic Beverages	1.46	1.36
Communications Equipment	1.45	1.49
Biotechnology	1.36	1.39
Automotive Retail	1.33	1.30
Personal Care Products	1.28	2.02
Real Estate Development	1.24	1.22
Leisure Facilities	1.21	1.21
Data Processing & Outsourced Services	1.12	2.55
Office Services & Supplies	1.07	1.24
Electrical Components & Equipment	1.05	1.04
Construction & Engineering	0.98	1.00
Research & Consulting Services	0.95	—
Cable & Satellite	0.91	—
Construction Machinery & Heavy Transportation Equipment	0.89	0.82
Health Care Distributors	0.89	1.92
Movies & Entertainment	0.79	0.98
Wireless Telecommunication Services	0.78	0.77
Insurance Brokers	0.78	0.61
Gold	0.76	0.75
Broadline Retail	0.73	0.71
Hotels, Resorts & Cruise Lines	0.70	0.66
Diversified Chemicals	0.68	—
Property & Casualty Insurance	0.64	—
Packaged Foods & Meats	0.64	0.63
Real Estate Services	0.62	1.76
Oil & Gas Storage & Transportation	0.62	0.61
Education Services	0.58	0.26
Apparel Retail	0.57	0.57
Advertising	0.57	0.36
Health Care Supplies	0.49	0.46
Air Freight & Logistics	0.45	—
Alternative Carriers	0.28	—
Financial Exchanges & Data	0.26	0.26
Paper & Plastic Packaging Products & Materials	0.13	0.58
Housewares & Specialties	0.09	0.09
Home Furnishings	0.08	0.77
Integrated Telecommunication Services	0.07	0.07
Distributors	0.06	0.06
Fertilizers & Agricultural Chemicals	—	1.74
Diversified Metals & Mining	—	1.59
Other Specialty Retail	—	1.17
Passenger Airlines	—	0.80
Specialty Chemicals	—	0.62
Food Distributors	—	0.47
Total	100.00%	100.00%

	March 31, 2025	September 30, 2024
Fair value:
Application Software	17.60%	17.34%
Multi-Sector Holdings (1)	6.83	6.41
Pharmaceuticals	4.28	3.04
Health Care Services	3.87	4.23
Interactive Media & Services	3.84	3.21
Health Care Technology	3.36	3.47
Aerospace & Defense	3.29	2.46
Industrial Machinery & Supplies & Components	2.87	2.81
Specialized Consumer Services	2.87	0.85
Diversified Financial Services	2.34	2.20
Health Care Equipment	2.25	0.87
Environmental & Facilities Services	2.20	2.12
Diversified Support Services	2.04	2.67
Life Sciences Tools & Services	1.96	—
Airport Services	1.87	1.83
Internet Services & Infrastructure	1.85	1.75
Real Estate Operating Companies	1.83	2.36
Systems Software	1.79	1.32
Specialized Finance	1.72	1.47
Communications Equipment	1.56	1.55
Soft Drinks & Non-alcoholic Beverages	1.55	1.41
Biotechnology	1.53	1.52
Automotive Retail	1.35	1.29
Real Estate Development	1.33	1.27
Leisure Facilities	1.31	1.24
Personal Care Products	1.30	1.90
Electrical Components & Equipment	1.12	1.07
Home Improvement Retail	1.09	1.61
Construction & Engineering	1.03	1.03
Research & Consulting Services	1.02	—
Office Services & Supplies	1.01	1.26
Construction Machinery & Heavy Transportation Equipment	0.98	0.88
Cable & Satellite	0.95	—
Health Care Distributors	0.92	1.95
Data Processing & Outsourced Services	0.90	2.44
Gold	0.86	0.83
Movies & Entertainment	0.86	1.02
Wireless Telecommunication Services	0.85	0.80
Insurance Brokers	0.85	0.64
Diversified Chemicals	0.77	—
Hotels, Resorts & Cruise Lines	0.74	0.67
Broadline Retail	0.70	0.75
Property & Casualty Insurance	0.68	—
Packaged Foods & Meats	0.68	0.66
Real Estate Services	0.67	1.79
Education Services	0.63	0.27
Apparel Retail	0.62	0.60
Advertising	0.61	0.38
Health Care Supplies	0.53	0.47
Oil & Gas Storage & Transportation	0.49	0.52
Air Freight & Logistics	0.48	—
Metal, Glass & Plastic Containers	0.33	1.56
Alternative Carriers	0.30	—
Financial Exchanges & Data	0.28	0.27
Paper & Plastic Packaging Products & Materials	0.14	0.61
Housewares & Specialties	0.09	0.08
Home Furnishings	0.09	0.31
Distributors	0.08	0.07
Integrated Telecommunication Services	0.06	0.05
Fertilizers & Agricultural Chemicals	—	1.81
Diversified Metals & Mining	—	1.67
Other Specialty Retail	—	1.31
Passenger Airlines	—	0.88
Specialty Chemicals	—	0.64
Food Distributors	—	0.51
Total	100.00%	100.00%
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
As of March 31, 2025 and September 30, 2024, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of March 31, 2025 and September 30, 2024, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of March 31, 2025 and September 30, 2024, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of March 31, 2025 and September 30, 2024. We earned interest income of $3.2 million and $6.7 million on the SLF JV I Notes for the three and six months ended March 31, 2025, respectively. The Company earned interest income of $3.5 million and $7.1 million on the SLF JV I Notes for the three and six months ended March 31, 2024, respectively. As of March 31, 2025, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $16.0 million, respectively, as of March 31, 2025, and $54.8 million and $22.5 million, respectively, as of September 30, 2024. We earned $0.7 million and $1.4 million in dividend income for the three and six months ended March 31, 2025, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $1.4 million and $2.8 million in dividend income for the three and six months ended March 31, 2024, respectively, with respect to its investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Senior secured loans (1)	$337,611	$330,094
Weighted average interest rate on senior secured loans (2)	8.53%	9.56%
Number of borrowers in SLF JV I	52	48
Largest exposure to a single borrower (1)	$10,442	$10,495
Total of five largest loan exposures to borrowers (1)	$50,236	$49,413
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
As of March 31, 2025 and September 30, 2024, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of March 31, 2025 and September 30, 2024, of which $73.5 million was from us. As of each of March 31, 2025 and September 30, 2024, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of March 31, 2025 and September 30, 2024, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $52.4 million and $47.3 million, respectively, as of March 31, 2025. The cost and fair value of our aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. For the three and six months ended March 31, 2025, our investment in the Glick JV Notes earned interest income of $1.7 million and $3.4 million, respectively. For the three and six months ended March 31, 2024, our investment in the Glick JV Notes earned interest income of $1.8 million and $3.6 million, respectively. We did not earn any dividend income for the three and six months ended March 31, 2025 and 2024 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Senior secured loans (1)	$111,035	$125,405
Weighted average current interest rate on senior secured loans (2)	8.83%	9.65%
Number of borrowers in the Glick JV	41	44
Largest loan exposure to a single borrower (1)	$4,326	$5,898
Total of five largest loan exposures to borrowers (1)	$20,478	$22,152
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
Comparison of Three and Six Months ended March 31, 2025 and March 31, 2024
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended March 31, 2025 and 2024 was $77.6 million and $94.0 million, respectively. For the three months ended March 31, 2025, this amount consisted of $75.1 million of interest income from portfolio investments (which included $4.5 million of PIK interest), $1.7 million of fee income and $0.8 million of dividend income. For the three months ended March 31, 2024, this amount consisted of $90.1 million of interest income from portfolio investments (which included $4.8 million of PIK interest), $2.5 million of fee income and $1.4 million of dividend income. The decrease of $16.5 million, or 17.5%, in our total investment income for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due primarily to a $15.0 million decrease in interest income, which resulted from decreases in reference rates, the impact of certain investments that were placed on non-accrual status and a smaller investment portfolio, $0.8 million of lower fee income driven by lower amendment fees and a $0.6 million decrease in dividend income primarily driven by our investment in SLF JV I.
Total investment income for the six months ended March 31, 2025 and 2024 was $164.2 million and $192.0 million, respectively. For the six months ended March 31, 2025, this amount consisted of $159.2 million of interest income from portfolio investments (which included $10.3 million of PIK interest), $3.4 million of fee income and $1.6 million of dividend income. For the six months ended March 31, 2024, this amount consisted of $185.3 million of interest income from portfolio investments (which included $8.7 million of PIK interest), $3.9 million of fee income and $2.8 million of dividend income. The decrease of $27.8 million, or 14.5%, in our total investment income for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, was due primarily to a $26.1 million decrease in interest income, which resulted from decreases in reference rates, the impact of certain investments that were placed on non-accrual status and a smaller investment portfolio, a $1.2 million decrease in dividend income primarily driven by our investment in SLF JV I and $0.4 million of lower fee income driven by lower amendment fees.
Net expenses (i.e., expenses net of fee waivers) for the three months ended March 31, 2025 and 2024 were $38.2 million and $52.7 million, respectively. Net expenses decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, by $14.4 million, or 27.4%. The decrease in net expenses was primarily driven by a $8.5 million reduction in Part I incentive fees (net of waivers) due to the implementation of a total return hurdle, $3.7 million of lower interest expense due to decrease in reference rates and a lower average borrowings outstanding and $2.8 million of lower management fees (net of waivers).
Net expenses (i.e., expenses net of fee waivers) for the six months ended March 31, 2025 and 2024 were $80.3 million and $106.5 million, respectively. Net expenses decreased for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, by $26.1 million, or 24.6%. The decrease in net expenses was primarily driven by a $15.9 million reduction in Part I incentive fees (net of waivers) due to the implementation of a total return hurdle, $5.3 million of lower interest expense due to decrease in reference rates and a lower average borrowings outstanding and $5.4 million of lower management fees (net of waivers).
Net Investment Income
Net investment income for the three months ended March 31, 2025 decreased by $2.3 million compared to the three months ended March 31, 2024, as a result of the $16.5 million decrease in total investment income and a $0.3 million increase in the provision for taxes on net investment income, partially offset by a $14.4 million decrease in net expenses.
Net investment income for the six months ended March 31, 2025 decreased by $2.2 million compared to the six months ended March 31, 2024, as a result of the $27.8 million decrease in total investment income and a $0.5 million increase in the provision for taxes on net investment income, partially offset by a $26.1 million decrease in net expenses.

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
During the three months ended March 31, 2025 and 2024, we recorded aggregate net realized gains (losses) of $6.7 million and $(6.6) million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. During the six months ended March 31, 2025 and 2024, we recorded aggregate net realized losses of $10.6 million and $15.1 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2025 and 2024.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2025 and 2024, we recorded net unrealized depreciation of $82.0 million and $25.3 million, respectively. For the three months ended March 31, 2025, this consisted of $63.0 million of net unrealized depreciation on debt investments, $10.0 million of net unrealized depreciation on equity investments and $14.7 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $5.7 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the three months ended March 31, 2024, this consisted of $24.8 million of net unrealized depreciation on equity investments and $13.5 million of net unrealized depreciation on debt investments, partially offset by $10.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.2 million of net unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2025 and 2024, we recorded net unrealized depreciation of $101.6 million and $50.3 million, respectively. For the six months ended March 31, 2025, this consisted of $85.7 million of net unrealized depreciation on debt investments, $28.2 million of net unrealized depreciation on equity investments and $4.2 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $16.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the six months ended March 31, 2024, this consisted of $43.6 million of net unrealized depreciation on equity investments, $36.3 million of net unrealized depreciation on debt investments and $5.6 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $35.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of March 31, 2025, we had $1,478.1 million in senior securities and our asset coverage ratio was 198.34%. As of March 31, 2025, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 0.93x.

For the six months ended March 31, 2025, we experienced a net increase in cash and cash equivalents (including restricted cash) of $29.7 million. During that period, net cash provided by operating activities was $206.0 million, primarily from $640.3 million of principal payments and sale proceeds received and the cash activities related to $83.4 million of net investment income, partially offset by funding $600.9 million of investments, $93.6 million of net increases in payables from unsettled transactions and a $8.1 million increase in due from broker. During the same period, net cash used in financing activities was $177.3 million, primarily consisting of $80.9 million of cash distributions paid to our stockholders, $190.0 million of net repayments under our credit facilities, partially offset by $103.0 million of proceeds from issuance of shares.
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
As of March 31, 2025, we had $108.2 million in cash and cash equivalents (including $10.4 million of restricted cash), portfolio investments (at fair value) of $2.9 billion, $22.8 million of interest, dividends and fees receivable, $0.3 million of due from portfolio companies, $1,097.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $91.7 million of net payables from unsettled transactions, $520.0 million of borrowings outstanding under our credit facilities and $928.5 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2025, our only off-balance sheet arrangements consisted of $299.8 million of unfunded commitments, which was composed of $272.6 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $272.6 million, approximately $252.0 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, our only off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of March 31, 2025, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes (each as defined below):

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of March 31, 2025	Weighted average debt outstanding for the six months ended March 31, 2025	Maximum debt outstanding for the six months ended March 31, 2025
Syndicated Facility	$430,000	$430,000	$453,625	$630,000
OSI2 Citibank Facility	280,000	90,000	254,231	305,000
2025 Notes	300,000	—	242,308	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
2030 Notes	—	300,000	54,396	300,000
Total debt	$1,660,000	$1,470,000	$1,654,560

The following table reflects our contractual obligations arising from the Syndicated Facility, the OSI2 Citibank Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes:

	Payments due by period as of March 31, 2025
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$430,000	$—	$—	$430,000
Interest due on Syndicated Facility	89,477	27,677	55,354	6,446
OSI2 Citibank Facility	90,000	—	—	90,000
Interest due on OSI2 Citibank Facility	22,874	5,976	11,952	4,946
2027 Notes	350,000	—	350,000	—
Interest due on 2027 Notes (a)	40,899	22,791	18,108	—
2029 Notes	300,000	—	—	300,000
Interest due on 2029 Notes (a)	86,749	22,345	44,691	19,713
2030 Notes	300,000	—	—	300,000
Interest due on 2030 Notes (a)	95,999	19,532	39,063	37,404
Total	$1,805,998	$98,321	$519,168	$1,188,509
__________
(a) The interest due on the 2027 Notes, the 2029 Notes and the 2030 Notes was calculated net of the interest rate swaps.
Equity Issuances
During the three and six months ended March 31, 2024, we issued 96,850 shares of common stock as part of the dividend reinvestment plan, or DRIP.
We are party to an equity distribution agreement, dated February 7, 2022, as amended, by and among us, Oaktree and Oaktree Administrator and Keefe, Bruyette & Woods, Inc., Citizens JMP Securities, LLC and Raymond James & Associates, Inc., pursuant to which we may offer and sell shares of our common stock from time to time having an aggregate offering price of up to $300.0 million under our current shelf registration statement. Sales of the common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
In connection with the "at the market" offering, we issued and sold 168,055 shares of common stock during the six months ended March 31, 2025 for net proceeds of $3.0 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	168,055	$2,987	$26	$2,960	$17.77
(1) Net proceeds excludes offering costs of less than $0.1 million.
(2) Represents the gross sales price, including supplemental payments by Oaktree, before deducting placement agent fees and estimated offering expenses.
In connection with the at-the-market offering, an affiliate of Oaktree made supplemental payments to us in an amount equal to $0.3 million for the three months ended March 31, 2025 to ensure that the sales price per share of common stock was not less than our current net asset value per share. These amounts are included in gross proceeds in the table above.
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

On January 31, 2025, the Company and Oaktree Capital I, L.P., an affiliate of Oaktree, entered into a purchase agreement pursuant to which Oaktree Capital I, L.P. purchased 5,672,149 shares of our common stock on February 3, 2025 for an aggregate purchase price of $100.0 million. These shares were sold at $17.63 per share, which was our net asset value per share

January 31, 2025 as calculated in accordance with Section 23 of the Investment Company Act. Oaktree Capital I, L.P. has agreed not to sell the shares acquired in this transaction through February 3, 2026.
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$ 32.0 million		53,369	(2)	$ 1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million		41,510	(2)	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million		68,412	(1)	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3 million		57,279	(1)	1.1 million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	(2)	1.5 million
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	0.55	41.7	million	87,472	(2)	1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(1)	1.6	million
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	0.55	43.8	million	94,970	(1)	1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	0.40	31.5	million	234,752	(1)	3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	0.07	5.6	million	41,082	(1)	0.6	million
 ______________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of March 31, 2025, (i) the size of the our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.218 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.25 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings on $1.035 billion of commitments will expire on June 23, 2027 and the maturity date was June 23, 2028, (iii) the period during which we may make drawings with respect to the remaining commitments will expire on May 4, 2025 and the maturity date is May 4, 2026 and (iv) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month, at our option) was 2.00% plus a SOFR adjustment which ranges between 0.11448% and 0.26161% and (b) alternate base rate loans was 1.00%.

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

The following table describes significant financial covenants, as of March 31, 2025, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2024 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$819 million	$1,450 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.88:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.50:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,052 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2024. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of each of March 31, 2025 and September 30, 2024, we had $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $430.0 million. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.651% and 7.579% for the six months ended March 31, 2025 and 2024, respectively. For the three and six months ended March 31, 2025, we recorded interest expense (inclusive of fees) of $8.4 million and $17.8 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2024, we recorded interest expense (inclusive of fees) of $9.6 million and $19.1 million, respectively, related to the Syndicated Facility.

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
As of March 31, 2025, we were able to borrow up to $400 million under the OSI2 Citibank Facility (subject to borrowing base and other limitations). As of March 31, 2025, the OSI2 Citibank Facility had a reinvestment period through May 25, 2027, during which advances may be made, and matures on January 26, 2029. Following the reinvestment period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the OSI2 Citibank Facility bear interest payable quarterly at a rate per year equal to SOFR plus 2.35% per annum. After the reinvestment period, the applicable spread is 3.35% per year. There is also a non-usage fee of 0.50% per year on the unused portion of the OSI2 Citibank Facility, payable quarterly; provided that if the unused portion of the OSI2 Citibank Facility is greater than 30% of the commitments under the OSI2 Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the OSI2 Citibank Facility. The OSI2 Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets. As part of the OSI2 Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The OSI2 Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the OSI2 Citibank Facility.
As of each of March 31, 2025 and September 30, 2024, we had $90.0 million and $280.0 million outstanding under the OSI2 Citibank Facility, respectively, which had a fair value of $90.0 million and $280.0 million, respectively. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 6.876% and 8.079% for the six months ended March 31, 2025 and 2024, respectively. For the three and six months ended March 31, 2025, we recorded interest expense (inclusive of fees) of $4.2 million and $9.9 million, respectively, related to the OSI2 Citibank Facility. For the three and six months ended March 31, 2024, we recorded interest expense (inclusive of fees) of $6.0 million and $12.1 million, respectively, related to the OSI2 Citibank Facility.
2025 Notes
On February 25, 2020, we issued $300.0 million in aggregate principal amount of the 2025 Notes for net proceeds of $293.8 million after deducting OID of $2.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2025 Notes was amortized based on the effective interest method over the term of the notes. The 2025 Notes matured on February 25, 2025.

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
In connection with the 2029 Notes, we entered into an interest rate swap to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 7.100% and pay a floating interest rate of the three-month SOFR plus 3.1255% on a notional amount of $300.0 million. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship.
2030 Notes
On February 27, 2025, we issued $300.0 million in aggregate principal amount of the 2030 Notes for net proceeds of $296.3 million after deducting OID of less than $0.1 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2030 Notes is amortized based on the effective interest method over the term of the notes.
In connection with the 2030 Notes, we entered into an interest rate swap to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 6.340% and pay a floating interest rate of the three-month SOFR plus 2.192% on a notional amount of $300.0 million. We designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship.
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025			As of September 30, 2024
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$350.0	$300.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(1.4)	(2.6)	(3.6)	(0.3)	(1.8)	(2.9)
Unaccreted discount	(0.3)	(2.4)	—	(0.2)	(0.4)	(2.7)
Interest rate swap fair value adjustment	(18.1)	2.1	4.8	—	(20.2)	7.2
Net carrying value	$330.2	$297.1	$301.2	$299.5	$327.6	$301.6
Fair Value	$332.6	$309.0	$299.3	$298.1	$327.7	$312.3

The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes for the three and six months ended March 31, 2025:

	2025 Notes		2027 Notes		2029 Notes		2030 Notes
($ in millions)	Three months ended March 31, 2025	Six months ended March 31, 2025	Three months ended March 31, 2025	Six months ended March 31, 2025	Three months ended March 31, 2025	Six months ended March 31, 2025	Three months ended March 31, 2025	Six months ended March 31, 2025
Coupon interest	$1.6	$4.2	$2.4	$4.7	$5.3	$10.6	$1.8	$1.8
Amortization of financing costs and discount	0.2	0.5	0.2	0.5	0.3	0.6	0.1	0.1
Effect of interest rate swap	—	—	3.4	6.9	0.3	1.1	—	—
Total interest expense	$1.8	$4.7	$6.0	$12.1	$5.9	$12.3	$1.9	$1.9
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	6.550%	6.547%	7.555%	7.750%	6.511%	6.511%
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
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, an affiliate of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by Brookfield Oaktree Holdings, LLC. See “Note 10. Related Party Transactions – Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
Distribution Declaration
On April 28, 2025, our Board of Directors declared quarterly and supplemental distributions of $0.40 per share and $0.02 per share, respectively, payable in cash on June 30, 2025 to stockholders of record on June 16, 2025.
Syndicated Facility
On April 8, 2025, we entered into an amendment to the Syndicated Facility to, among other things, (1) generally reduce interest rate margins from 2.00% plus a SOFR adjustment (ranging between 0.11448% and 0.26161%) to 1.875% plus a SOFR adjustment of 0.10% on SOFR loans and reduce the interest rate margin from 1.00% to 0.875% plus a SOFR adjustment of 0.10% on alternate base rate loans, (2) remove the Consolidated Interest Coverage Ratio covenant, (3) decrease the facility size from $1.218 billion to $1.160 billion, (4) increase the "accordion" feature to allow expansion up to $1.50 billion, and (5) extend the reinvestment period and final maturity date to April 8, 2029, and April 8, 2030, respectively.

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
As of March 31, 2025, 89.8% of our debt investment portfolio (at fair value) and 89.5% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2024, 88.4% of our debt investment portfolio (at fair value) and 88.7% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2025 and September 30, 2024, was as follows:

	March 31, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$350,075	14.2%	$388,959	15.5%
>0% and <1%	862,807	35.0%	682,572	27.1%
1%	1,136,967	46.1%	1,230,504	48.9%
>1%	115,142	4.7%	214,281	8.5%
Total Floating Rate Investments	$2,464,991	100.0%	$2,516,316	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$60,695	$(36,750)	$23,945
200	48,549	(29,400)	19,149
150	36,403	(22,050)	14,353
100	24,256	(14,700)	9,556
50	12,128	(7,350)	4,778

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,128)	$7,350	$(4,778)
100	(24,223)	14,700	(9,523)
150	(36,229)	22,050	(14,179)
200	(48,060)	29,400	(18,660)
250	(59,640)	36,750	(22,890)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2025 and September 30, 2024:

	March 31, 2025			September 30, 2024
($ in thousands)	Interest Bearing Cash and Investments		Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate		$60,625	$—	$34,597	$—
Prime rate	4,685		—	2,938	—
EURIBOR
30 day		€25,748	—	—	—
90 day	59,736		—	€59,736	—
180 day	16,817		—	16,817	—
SOFR
30 day		$989,624	430,000	$868,595	430,000
90 day (a)	1,462,646		1,040,000	1,569,212	930,000
180 day	29,222		—	42,058	—
SONIA		£1,356	—	£41,394	—
CORRA
30 day	C$	7,429	—	—	—
TONA		¥796,342	—	—	—
Fixed rate		$315,340	—	$337,797	300,000
__________
(a)Borrowings include the 2027 Notes, 2029 Notes and 2030 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2	Eighth Supplemental Indenture, dated as of February 27, 2025, relating to the 6.340% Notes due 2030, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 27, 2025).

4.3	Form of 6.340% Notes due 2030 (contained in the Eighth Supplemental Indenture filed as Exhibit 4.2 hereto).

10.1	Letter Agreement, dated as of January 31, 2025, by and between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on February 4, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: April 30, 2025