Form 10-Q
period 2025-06-30
Oaktree Specialty Lending Corp
filed 2025-08-05
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

The registrant had 88,085,523 shares of common stock outstanding as of August 1, 2025.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I
Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2025 (unaudited)	September 30, 2024
ASSETS
Investments at fair value:
Control investments (cost June 30, 2025: $377,134; cost September 30, 2024: $372,901)	$230,697	$289,404
Affiliate investments (cost June 30, 2025: $59,044; cost September 30, 2024: $38,175)	55,978	35,677
Non-control/Non-affiliate investments (cost June 30, 2025: $2,576,411; cost September 30, 2024: $2,733,843)	2,522,702	2,696,198
Total investments at fair value (cost June 30, 2025: $3,012,589; cost September 30, 2024: $3,144,919)	2,809,377	3,021,279
Cash and cash equivalents	79,799	63,966
Restricted cash	—	14,577
Interest, dividends and fees receivable	23,330	38,804
Due from portfolio companies	297	12,530
Receivables from unsettled transactions	10,969	17,548
Due from broker	15,550	17,060
Deferred financing costs	10,234	11,677
Deferred offering costs	161	125
Derivative assets at fair value	7,910	—
Other assets	6,585	775
Total assets	$2,964,212	$3,198,341
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$891	$3,492
Base management fee and incentive fee payable	7,603	15,517
Due to affiliate	2,381	4,088
Interest payable	12,246	16,231
Payables from unsettled transactions	—	15,666
Derivative liabilities at fair value	16,802	16,843
Deferred tax liability	269	—
Credit facilities payable	510,000	710,000
Unsecured notes payable (net of $7,097 and $4,935 of unamortized financing costs as of June 30, 2025 and September 30, 2024, respectively)	937,551	928,693
Total liabilities	1,487,743	1,710,530
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 88,086 and 82,245 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	881	822
Additional paid-in-capital	2,367,337	2,264,449
Accumulated overdistributed earnings	(891,749)	(777,460)
Total net assets (equivalent to $16.76 and $18.09 per common share as of June 30, 2025 and September 30, 2024, respectively) (Note 11)	1,476,469	1,487,811
Total liabilities and net assets	$2,964,212	$3,198,341

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Interest income:
Control investments	$5,165	$5,924	$15,275	$17,878
Affiliate investments	277	192	602	526
Non-control/Non-affiliate investments	62,441	78,681	198,165	239,205
Interest on cash and cash equivalents	1,507	1,156	4,293	5,014
Total interest income	69,390	85,953	218,335	262,623
PIK interest income:
Control investments	—	677	830	1,819
Affiliate investments	28	11	83	11
Non-control/Non-affiliate investments	5,042	5,461	14,416	12,984
Total PIK interest income	5,070	6,149	15,329	14,814
Fee income:
Control investments	—	13	—	39
Affiliate investments	—	—	—	5
Non-control/Non-affiliate investments	286	1,447	3,707	5,269
Total fee income	286	1,460	3,707	5,313
Dividend income:
Control investments	525	1,400	1,925	4,200
Non-control/Non-affiliate investments	—	4	190	30
Total dividend income	525	1,404	2,115	4,230
Total investment income	75,271	94,966	239,486	286,980
Expenses:
Base management fee	7,195	11,781	22,854	34,862
Part I incentive fee	5,767	8,341	20,413	25,821
Professional fees	1,388	1,091	3,682	3,808
Directors fees	160	160	480	480
Interest expense	31,061	32,513	89,814	96,564
Administrator expense	525	391	1,350	1,083
General and administrative expenses	997	824	2,860	1,941
Total expenses	47,093	55,101	141,453	164,559
Management fees waived	—	(1,500)	(933)	(4,500)
Part I incentive fees waived	(5,359)	(3,210)	(18,469)	(3,210)
Net expenses	41,734	50,391	122,051	156,849
Net investment income before taxes	33,537	44,575	117,435	130,131
(Provision) benefit for taxes on net investment income	(56)	—	(597)	—
Net investment income	33,481	44,575	116,838	130,131
Unrealized appreciation (depreciation):
Control investments	(2,024)	(17,580)	(62,940)	(22,434)
Affiliate investments	(246)	(324)	(568)	(1,156)
Non-control/Non-affiliate investments	18,905	42,997	(17,268)	3,986
Foreign currency forward contracts	1,937	1,106	(2,289)	(4,474)
Net unrealized appreciation (depreciation)	18,572	26,199	(83,065)	(24,078)
Realized gains (losses):
Control investments	—	—	13	786
Affiliate investments	145	—	190	—
Non-control/Non-affiliate investments	1,705	(69,163)	(16,898)	(87,936)
Foreign currency forward contracts	(15,282)	(289)	(7,342)	2,642
Net realized gains (losses)	(13,432)	(69,452)	(24,037)	(84,508)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(269)	(202)	(394)	(553)
Net realized and unrealized gains (losses), net of taxes	4,871	(43,455)	(107,496)	(109,139)
Net increase (decrease) in net assets resulting from operations	$38,352	$1,120	$9,342	$20,992
Net investment income per common share — basic and diluted	$0.38	$0.54	$1.37	$1.63
Earnings (loss) per common share — basic and diluted (Note 5)	$0.44	$0.01	$0.11	$0.26
Weighted average common shares outstanding — basic and diluted	88,086	81,830	85,402	79,804

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Operations:
Net investment income	$33,481	$44,575	$116,838	$130,131
Net unrealized appreciation (depreciation)	18,572	26,199	(83,065)	(24,078)
Net realized gains (losses)	(13,432)	(69,452)	(24,037)	(84,508)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(269)	(202)	(394)	(553)
Net increase (decrease) in net assets resulting from operations	38,352	1,120	9,342	20,992
Stockholder transactions:
Distributions to stockholders	(36,996)	(45,180)	(123,631)	(138,792)
Net increase (decrease) in net assets from stockholder transactions	(36,996)	(45,180)	(123,631)	(138,792)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	3,751	1,873	9,495	5,662
Repurchase of common stock under dividend reinvestment plan	(3,751)	—	(9,495)	—
Issuance of common stock in private placement	—	—	100,000	—
Issuance of common stock in connection with the "at the market" offering	—	14,221	2,947	92,507
Net increase (decrease) in net assets from capital share transactions	—	16,094	102,947	98,169
Total increase (decrease) in net assets	1,356	(27,966)	(11,342)	(19,631)
Net assets at beginning of period	1,475,113	1,524,099	1,487,811	1,515,764
Net assets at end of period	$1,476,469	$1,496,133	$1,476,469	$1,496,133
Net asset value per common share	$16.76	$18.19	$16.76	$18.19
Common shares outstanding at end of period	88,086	82,245	88,086	82,245

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$9,342	$20,992
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	83,065	24,078
Net realized (gains) losses	24,037	84,508
PIK interest income	(15,329)	(14,814)
Accretion of original issue discount on investments	(13,496)	(12,017)
Accretion of original issue discount on unsecured notes payable	804	978
Amortization of deferred financing costs	7,700	3,762
Deferred taxes	269	(5)
Purchases of investments	(739,370)	(1,025,659)
Proceeds from the sales and repayments of investments	871,828	723,758
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	15,594	12,518
(Increase) decrease in due from portfolio companies	12,233	5,363
(Increase) decrease in receivables from unsettled transactions	6,579	36,681
(Increase) decrease in due from broker	1,510	23,950
(Increase) decrease in other assets	(5,810)	(918)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,646)	120
Increase (decrease) in base management fee and incentive fee payable	(7,914)	(4,132)
Increase (decrease) in due to affiliate	(1,707)	493
Increase (decrease) in interest payable	(3,985)	3,322
Increase (decrease) in payables from unsettled transactions	(15,666)	40,589
Net cash provided by (used in) operating activities	227,038	(76,433)
Financing activities:
Distributions paid in cash	(114,136)	(133,130)
Borrowings under credit facilities	405,000	205,000
Repayments of borrowings under credit facilities	(605,000)	(125,000)
Repayments of unsecured notes	(300,000)	—
Issuance of unsecured notes	299,976	—
Shares issued under the "at the market" offering	2,960	92,748
Repurchases of common stock under dividend reinvestment plan	(9,495)	—
Shares issued in private placement	100,000	—
Deferred financing costs paid	(8,377)	(1,039)
Deferred offering costs paid	(43)	(117)
Net cash provided by (used in) financing activities	(229,115)	38,462
Effect of exchange rate changes on foreign currency	3,333	(254)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,256	(38,225)
Cash and cash equivalents and restricted cash, beginning of period	78,543	145,539
Cash and cash equivalents and restricted cash, end of period	$79,799	$107,314
Supplemental information:
Cash paid for interest	$85,295	$88,502
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$—	$5,662
Deferred financing costs	45	1,000
Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2025	September 30, 2024
Cash and cash equivalents	$79,799	$63,966
Restricted cash	—	14,577
Total cash and cash equivalents and restricted cash	$79,799	$78,543

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	25,889	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		3,137	3,577	(15)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	10,466	(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$6,967	5,303	5,351	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,465	13,182	—	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.93%		10/20/2028		58,349	52,733	47,064	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.43%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	14,881	(11)(12)(14)(16)(19)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,645	3,346	1,097	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		19,586	17,103	5,893	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,883	3,643	1,168	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,750	1,648	527	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,702	1,576	512	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		816	762	816	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		800	783	800	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,093	—	(15)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)
Total Control Investments (15.6% of net assets)										$377,134	$230,697

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.40%	2.00%	9/29/2026		$1,811	$1,773	$1,733	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.40%	2.00%	3/29/2027		3,693	3,592	3,515	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,816	3,027	3,264	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.40%		3/30/2026		1,440	1,420	1,386	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	1,622	(15)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,496	(15)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,236	4,150	3,391	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		21,622	17,167	15,241	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	10.54%		6/7/2028		17,123	17,123	17,123	(6)(15)
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	8.25%			6/7/2028		—	—	—	(6)(15)(19)
Telestream 2 LLC	Application Software	Common Stock						744,491		7,207	7,207	(15)
Total Affiliate Investments (3.8% of net assets)										$59,044	$55,978

Non-Control/Non-Affiliate Investments												(18)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$16,173	$16,006	$16,098	(15)(19)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	10.56%		10/8/2030		19,600	19,130	18,946	(6)(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		$9,100	$9,100	$9,186	(11)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			5.97%	8.28%	9/13/2029		23,083	22,365	22,621	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/30/2024		7,152	5,400	7,116	(11)(15)(20)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.05%		11/1/2029		587	563	587	(6)(15)(19)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.05%		11/1/2029		4,133	4,133	4,133	(6)(15)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Revolver	SOFR+	4.75%			10/30/2029		—	(5)	—	(6)(15)(19)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.74%		9/27/2031		€4,204	4,838	4,871	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.13%		9/27/2031		16,817	18,435	19,484	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.74%		9/30/2031		12,405	14,246	14,372	(6)(11)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.41%		10/31/2025		$6,400	6,389	6,400	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.41%		10/30/2026		25,332	25,300	25,332	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	7.00%	11.43%		10/30/2026		2,709	2,703	2,709	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	11.06%	1.00%	12/18/2025		2,807	2,801	2,708	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	11.06%	1.00%	12/18/2025		803	800	775	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	11.06%	1.00%	12/18/2025		14,676	14,649	14,162	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.95%		8/15/2029		6,589	6,389	6,490	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,674,030		—	—	(11)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	19	(11)(15)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,837	(15)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.80%	8.00%	3/1/2029		2,708	2,706	2,667	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						76,023		76	693	(11)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	244	(11)(13)(15)
American Money Management Corporation	Multi-Sector Holdings	CLO Notes	SOFR+	5.15%	9.42%		1/20/2037		3,500	3,500	3,483	(6)(11)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.83%		12/6/2027		47,212	46,775	47,212	(6)(15)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	11.39%		4/15/2034		3,500	3,404	3,523	(6)(11)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.32%		3/6/2032		15,086	14,870	14,612	(6)(15)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(18)	(79)	(6)(15)(19)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	11.50%		3/6/2031		126	86	37	(6)(15)(19)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.54%		12/29/2027		3,218	3,214	3,166	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.28%		12/29/2027		667	662	657	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.44%		12/29/2027		226	218	219	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		8,836	8,368	4,197	(6)(15)(20)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		12,537	9,872	—	(6)(15)(20)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.68%		8/19/2028		19,898	19,856	19,715	(6)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		20,789	30,096	(15)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		13,768	13,783	13,631	(11)(15)(21)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.83%		5/29/2031		€47,682	53,198	55,832	(6)(11)(15)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	10.40%		12/24/2026		$31,348	31,190	30,753	(6)(11)(15)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.33%		12/5/2031		56,067	55,037	55,030	(6)(15)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(107)	(108)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		$3,189	$3,159	$2,817	(6)(15)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		1,239	1,243	1,094	(6)(15)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		6,452	6,386	3,678	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		8,920	8,817	5,084	(6)(15)(20)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.78%		8/15/2029		15,448	15,014	15,040	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.50%	10.93%		7/30/2027		39,934	39,817	39,283	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.50%	10.93%		7/30/2027		4,379	4,344	4,307	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	PRIME+	5.50%	13.00%		7/30/2026		1,076	1,063	1,034	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		3,084	3,082	2,698	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		7,439	7,341	6,509	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						26,654		—	48	(11)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						2,041		225	2	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						586		—	1	(11)(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,409	(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	528	(15)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	63	(12)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	5.93%		10/31/2029		€4,057	3,981	4,589	(6)(11)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.48%		10/31/2030		16,260	15,939	18,071	(6)(11)(15)
Carlyle Global Market Strategies	Multi-Sector Holdings	CLO Notes	SOFR+	7.50%	11.77%		10/21/2037		$3,575	3,733	3,668	(6)(11)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	11.64%		7/17/2034		489	460	485	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	7.07%	3.25%	4/12/2030		13,079	12,829	13,059	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.50%			4/12/2030		—	(29)	(2)	(6)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%			6/30/2032		—	—	—	(6)(11)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	SONIA+	4.75%			6/30/2032		—	—	—	(6)(11)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%			6/30/2032		—	—	—	(6)(11)(15)(19)
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.83%		9/27/2029		9,948	8,805	9,483	(6)(11)
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.80%		4/6/2029		6,494	6,372	6,354	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.53%		2/27/2030		13,025	12,808	13,025	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(10)	—	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(14)	—	(6)(15)(19)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.57%		12/18/2031		47,865	47,091	47,085	(6)(15)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(111)	(112)	(6)(15)(19)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.08%		11/8/2030		20,924	20,524	20,715	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.08%		11/8/2030		1,420	1,388	1,406	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(42)	(22)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		$12,286	$12,286	$12,286	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		36,149	36,149	36,149	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	578	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	3	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			8/4/2026		25,623	23,277	5,125	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		735	655	147	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		727	651	145	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		1,166	1,042	233	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		956	855	191	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		331	308	66	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		1,914	1,745	383	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		429	429	86	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		—	—	(985)	(6)(15)(19)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		411	411	82	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		782	762	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		1,034	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		1,027	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	9/30/2027		1,810	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	—	(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.30%		8/10/2028		54,031	54,030	53,085	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.30%		8/10/2028		2,916	2,895	2,865	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%	10.30%		8/10/2028		1,007	1,007	902	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.83%		2/17/2031		13,953	13,685	13,357	(6)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031		14,203	14,203	13,798
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.50%	9.71%		5/19/2032		£15,711	20,589	21,129	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.82%		5/19/2032		$4,992	4,894	4,900	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			5/19/2032		—	(58)	(55)	(6)(11)(15)(19)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.33%		4/26/2029		17,940	17,884	17,759	(6)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031		11,873	11,664	11,636	(6)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.83%		12/24/2029		25,323	24,955	25,323	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(8)	—	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	9.82%		12/24/2029		137	116	137	(6)(15)(19)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Preferred Equity						488		488	2,092	(15)
EOS Fitness Opco Holdings, LLC	Leisure Facilities	Common Stock						12,500		—	9,680	(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,834	1,822	1,834	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,692	1,658	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		—	—	—	(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,454	11,397	11,454	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		19,914	19,829	19,830	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		$1,951	$1,936	$1,930	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(9)	(8)	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		14,515	14,243	14,515	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		3,665	3,633	3,665	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(29)	—	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.92%		10/5/2029		4,335	4,268	4,275	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.92%		10/5/2029		501	445	409	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,206		1,206	1,265	(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.75%	9.05%		3/18/2032		6,703	6,636	6,636	(6)(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.75%			3/18/2032		—	(11)	(11)	(6)(15)(19)
F&M Buyer LLC	Systems Software	First Lien Revolver	SOFR+	4.75%			3/18/2032		—	(10)	(10)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		32,250	32,250	31,605	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	—	(11)(12)(15)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.43%		9/13/2029		11,595	11,433	11,595	(6)(11)(15)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	11.57%		9/13/2029		242	225	242	(6)(11)(15)(19)
Fortress Biotech, Inc.	Biotechnology	Warrants						31,246		427	16	(11)(15)
Fortress Credit BSL Limited	Multi-Sector Holdings	CLO Notes	SOFR+	8.19%	12.46%		10/20/2033		1,550	1,558	1,533	(6)(11)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	10.05%		5/3/2030		38,351	37,867	38,102	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	10.05%		5/3/2029		3,990	3,963	3,951	(6)(15)(19)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.31%		3/10/2031		8,432	8,352	8,352	(6)(15)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			3/10/2031		—	(25)	(25)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.43%		6/21/2027		3,524	3,495	3,461	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.43%		6/21/2027		17,136	17,049	16,828	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(14)	(32)	(6)(15)(19)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.63%		4/9/2029		8,408	8,186	8,265	(6)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		3,438	3,421	3,489	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		1,432	1,424	1,454	(6)(11)(15)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		7,448	7,411	7,560	(6)(11)(15)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.56%		5/16/2028		23,975	23,562	24,867	(6)(11)(15)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.03%		1/25/2030		10,446	10,287	10,446	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			1/25/2030		—	(15)	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.03%		8/18/2028		25,511	25,331	24,794	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.53%		8/18/2028		3,636	3,614	3,587	(6)(15)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.03%		8/18/2028		339	310	275	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.33%		8/25/2028		26,120	25,967	26,068	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(54)	(14)	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(20)	(5)	(6)(15)(19)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.94%		1/15/2026		32,828	32,784	32,336	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%	11.93%		1/15/2026		632	608	575	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.31%		3/25/2027		40,219	39,486	36,763	(6)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	9.93%	1.00%	10/1/2026		$36,262	$36,021	$35,265	(6)(15)
JN Bidco LLC	Health Care Technology	Common Stock								9,179	18,982	(15)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	9.33%		3/20/2033		10,876	10,822	10,915	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.65%		10/29/2027		37,445	37,125	35,838	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.65%		10/29/2027		16,467	16,417	15,760	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.75%		10/29/2027		2,911	2,829	2,554	(6)(15)(19)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%	9.27%		11/25/2031		9,644	9,511	9,503	(6)(15)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%			11/25/2031		—	(16)	(17)	(6)(15)(19)
KKR Financial CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.10%	11.36%		4/15/2037		2,000	2,057	2,006	(6)(11)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.43%		10/30/2028		12,876	12,625	11,645	(6)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.33%		2/9/2032		13,869	13,705	13,708	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/9/2032		—	(16)	(16)	(6)(15)(19)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(24)	(24)	(6)(15)(19)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.83%		6/30/2028		23,841	23,792	24,050	(6)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	7.07%	2.75%	8/22/2031		26,779	26,319	26,324	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%			8/22/2031		—	(14)	—	(6)(15)(19)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.32%		8/22/2030		1,240	1,187	1,188	(6)(15)(19)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.50%	9.74%		1/13/2030		19,607	19,340	19,332	(6)(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.50%			1/13/2030		—	(17)	(18)	(6)(15)(19)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	12.88%		11/30/2026		3,167	3,122	2,993	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	12.88%		11/30/2026		5,822	5,798	5,502	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Second Lien Term Loan	SOFR+	8.50%	12.88%		11/30/2026		504	500	477	(6)(15)
Liquid Environmental Solutions Corporation	Environmental & Facilities Services	Common Stock						559		563	—	(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.43%		1/31/2028		2,687	2,605	2,566	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.43%		1/31/2028		23,077	22,863	22,038	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.43%		1/31/2028		2,226	2,202	2,107	(6)(15)(19)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		6,511	6,345	6,576	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						129,939		545	546	(11)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.43%		7/21/2027		2,584	2,555	2,545	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.43%		7/21/2027		7,224	7,183	7,116	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	10.43%		7/21/2027		714	699	688	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	11.29%		9/30/2027		39,221	39,033	39,221	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	11.29%		9/30/2027		1,752	1,713	1,752	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2027		—	—	—	(6)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.33%		6/3/2030		6,983	6,868	6,948	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(12)	(6)	(6)(11)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.33%		6/3/2030		1,149	1,126	1,143	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(12)	(4)	(6)(11)(15)(19)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.78%		7/1/2031		23,694	23,286	22,880	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.80%		2/28/2031		38,038	37,467	38,038	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.80%		2/28/2031		$824	$793	$824	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(56)	—	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%			7/2/2026		26,503	24,713	5,314	(6)(15)(20)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027		40,951	40,727	40,677	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027		13,721	13,702	13,629	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027		1,967	1,947	1,951	(6)(15)(19)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	9.05%		2/10/2027		253	203	222	(6)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	10.05%		4/17/2031		2,866	2,824	2,826	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	10.03%		4/17/2031		9,655	9,515	9,520	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031		—	(6)	(5)	(6)(11)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	PRIME+	4.75%	12.25%		4/17/2031		513	484	485	(6)(11)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.55%		11/12/2030		19,745	19,518	19,698	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.55%		11/9/2030		7,785	7,712	7,766	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(29)	(12)	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/9/2029		—	(21)	(5)	(6)(15)(19)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,020	(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	501	(11)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	11.67%		7/20/2034		700	683	695	(6)(11)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.33%		10/30/2031		11,358	11,255	11,244	(6)(11)(15)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(15)	(17)	(6)(11)(15)(19)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.23%		10/30/2031		€4,058	4,369	4,716	(6)(11)(15)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.72%		10/30/2031		£1,353	1,744	1,835	(6)(11)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.03%		2/1/2029		$15,231	15,003	15,231	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	11.55%		2/1/2029		4,047	3,986	4,047	(6)(15)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(28)	—	(6)(15)(19)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	8.50%		12.81%	2/11/2030		13,394	12,138	13,394	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	10,008	(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.75%	9.05%		2/13/2032		24,559	24,211	24,191	(6)(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.75%			2/13/2032		—	(74)	(78)	(6)(15)(19)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.09%	11.36%		10/20/2037		2,750	2,835	2,729	(6)(11)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						57,324		1,165	1,768	(11)(15)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						12,592		256	388	(11)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.33%		11/15/2030		51,849	51,053	48,842	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(330)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(100)	(398)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,401	(15)
Phoenix Finance, Inc.	Application Software	First Lien Term Loan	SOFR+	9.00%		13.30%	8/14/2028		5,149	5,011	4,994	(6)(15)
Phoenix Finance, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.50%		11.95%	8/14/2028		9,257	9,243	8,378	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		5,023	5,023	5,023	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		8,701	8,701	8,701	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.83%	8/22/2029			$14,151	$14,151	$14,151	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029			—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029			—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	Common Stock						4,300,526			14,364	9,977	(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	7.56%		5/16/2031			€12,868	13,993	15,105	(6)(11)(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.72%		5/16/2031			$5,846	5,788	5,846	(6)(11)(15)(19)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031			—	(49)	(51)	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	10.83%		2/15/2029			10,704	10,445	10,704	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.80%		2/15/2029			9,285	9,258	9,261	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			2/15/2029			—	(34)	(13)	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.30%		2/15/2029			3,944	3,907	3,909	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	PRIME+	5.50%	13.00%		2/15/2029			274	238	274	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000			—	245	(15)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.54%		1/23/2029			24,513	24,268	24,268	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.58%		9/20/2030			20,122	19,798	19,693	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	9.58%		9/20/2030			572	538	526	(6)(15)(19)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.28%		4/5/2030			9,923	9,739	9,039	(6)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	11.79%	1.00%	8/31/2026			8,898	8,782	8,364	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	11.79%	1.00%	8/31/2026			29,484	29,088	27,715	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454			1,202	123	(11)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.50%		14.83%	10/7/2026			22,861	22,579	21,489	(6)(15)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.50%	14.82%		10/7/2026			2,233	2,194	2,047	(6)(15)(19)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						991,019			327	—	(15)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			24,500	24,418	24,500	(6)(11)(15)(22)
Scilex Holding Co	Pharmaceuticals	Common Stock						274			78	2	(11)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						53,700			175	81	(15)
Seres Therapeutics, Inc.	Biotechnology	Warrants						2,911			182	13	(11)(15)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	10.32%		5/20/2030			11,248	11,083	11,096	(6)(15)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(21)	(19)	(6)(15)(19)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.08%		4/19/2029			44,994	44,310	44,148	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(82)	(102)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000			139	—	(11)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	9.93%		11/20/2028			17,918	17,794	17,739	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.50%			11/18/2027			—	(25)	(31)	(6)(15)(19)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.13%		1/30/2032			41,137	40,556	40,549	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.68%		1/30/2032		C$	7,448	5,070	5,380	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.02%		1/30/2032			¥796,342	5,070	5,434	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(131)	(133)	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.03%		9/4/2029			$9,888	9,571	9,150	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			4,835	4,790	4,600

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.30%		9/27/2030		$9,950	$9,649	$9,865	(6)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	8.54%		4/25/2031		€18,846	20,199	22,122	(6)(11)(15)(19)
SVP-Singer Holdings Inc.	Home Furnishings	Common Stock						418,881		2,463	2,463	(15)
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.00%	9.27%		1/22/2038		$2,000	2,000	1,974	(6)(11)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	9.08%		11/22/2031		16,872	16,732	16,703	(6)(15)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031		—	(27)	(21)	(6)(15)(19)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	9.08%		11/22/2030		144	123	121	(6)(15)(19)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	11.26%		5/1/2029		24,843	24,272	24,843	(6)(11)(15)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(72)	—	(6)(11)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.25%		5/26/2028		19,525	18,955	17,792	(6)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		14.44%	6/18/2029		7,052	6,893	6,717	(6)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		21,640	16,279	14,715	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058		—	—	(15)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.36%		1/25/2034		905	854	878	(6)(11)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	11.98%		4/22/2034		1,000	832	972	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.03%		2/13/2032		31,103	30,621	30,792	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.06%		2/13/2032		565	559	559	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032		—	(20)	(27)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032		—	(18)	(9)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032		—	(41)	(54)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%			2/13/2031		—	(47)	(32)	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.83%		9/10/2031		15,694	15,555	15,694	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.83%		9/10/2031		314	314	314	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.58%		9/10/2031		917	900	917	(6)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		2,512	2,473	2,512	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		3,198	3,134	3,198	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		3,426	3,357	3,366	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(11)(15)(19)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.82%		6/16/2031		12,814	12,623	12,622	(6)(15)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	13.32%	5.00%	1/23/2026		2,588	2,583	2,348	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	11.57%		11/28/2029		30,983	30,442	30,983	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	11.57%		11/29/2029		$1,468	$1,468	$1,468	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%			11/28/2029		—	(60)	—	(6)(15)(19)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.93%		10/26/2029		6,252	6,206	6,120	(6)
Total Non-Control/Non-Affiliate Investments (170.9% of net assets)										$2,576,411	$2,522,702
Total Portfolio Investments (190.3% of net assets)										$3,012,589	$2,809,377
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$19,679	$19,679
Other cash accounts										60,120	60,120
Total Cash and Cash Equivalents and Restricted Cash (5.4% of net assets)										$79,799	$79,799
Total Portfolio Investments and Cash and Cash Equivalents and Restricted Cash (195.7% of net assets)										$3,092,388	$2,889,176

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$166,982		€145,846	9/11/2025	JPMorgan Chase Bank, N.A.	$(5,006)
Foreign currency forward contract	$5,528	C$	7,586	9/11/2025	JPMorgan Chase Bank, N.A.	(51)
Foreign currency forward contract	$5,565		¥789,671	9/11/2025	JPMorgan Chase Bank, N.A.	55
Foreign currency forward contract	$46,221		£34,538	9/11/2025	JPMorgan Chase Bank, N.A.	(1,128)
						$(6,130)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(14,965)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	4,293
Interest rate swap	Fixed 6.34%	Floating 3-month SOFR +2.1920%	BNP Paribas	2/27/2030	$300,000	7,910
						$(2,762)

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.15%, the PRIME at 7.50%, the SONIA at 4.32%, the Tokyo Overnight Average Rate ("TONA") at 0.75%, the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.75%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 1.94% and the 180-day EURIBOR at 2.05%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2025 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, qualifying assets represented 73.0% of the Company's total assets and non-qualifying assets represented 27.0% of the Company's total assets.
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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

(15)As of June 30, 2025, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of June 30, 2025.
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
(unaudited)

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
(unaudited)

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
(unaudited)

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
Rule 2a-5 under the Investment Company Act permits boards of directors of registered investment companies and Business Development Companies to either (i) choose to determine fair value in good faith or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. The Company's Board of Directors has designated Oaktree to serve as its valuation designee.
Oaktree undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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
The fair value of the Company's investments as of June 30, 2025 and September 30, 2024 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
(unaudited)

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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2025, there were ten investments on non-accrual status that in aggregate represented 6.6% and 3.2% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively.
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
(unaudited)

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
(unaudited)

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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2022, 2023 and 2024. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 3. Portfolio Investments
As of June 30, 2025, 190.3% of net assets at fair value, or $2.8 billion, was invested in 149 portfolio companies, including (i) $127.5 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $47.1 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of June 30, 2025, 5.4% of net assets at fair value, or $79.8 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2024, 203.1% of net assets at fair value, or $3.0 billion, was invested in 144 portfolio investments, including (i) $135.2 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $48.9 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2024, 5.3% of net assets at fair value, or $78.5 million, was invested in cash and cash equivalents (including $14.6 million of restricted cash). As of June 30, 2025, 83.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.6% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2024, 85.2% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.0% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2025, the Company recorded net realized losses of $13.4 million and $24.0 million, respectively. During the three and nine months ended June 30, 2024, the Company recorded net realized losses of $69.5 million and $84.5 million, respectively. During the three and nine months ended June 30, 2025, the Company recorded net unrealized appreciation (depreciation) of $18.6 million and $(83.1) million, respectively. During the three and nine months ended June 30, 2024, the Company recorded net unrealized appreciation (depreciation) of $26.2 million and $(24.1) million, respectively.
The composition of the Company's investments as of June 30, 2025 and September 30, 2024 at cost and fair value was as follows:

	June 30, 2025		September 30, 2024
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,583,956	$2,481,533	$2,723,134	$2,684,858
Investments in equity securities	208,453	153,243	202,670	152,328
Debt investments in the JVs	165,389	159,720	164,324	161,552
Equity investments in the JVs	54,791	14,881	54,791	22,541
Total	$3,012,589	$2,809,377	$3,144,919	$3,021,279

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following table presents the composition of the Company's debt investments as of June 30, 2025 and September 30, 2024 at floating rates and fixed rates:

	June 30, 2025		September 30, 2024
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,401,581	90.93%	$2,516,316	88.40%
Fixed rate debt securities	239,672	9.07	330,094	11.60
Total	$2,641,253	100.00%	$2,846,410	100.00%

The following table presents the financial instruments carried at fair value as of June 30, 2025 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$266,566	$2,076,845	$—	$2,343,411
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	40,344	257,498	—	297,842
Investments in equity securities (preferred)	—	—	73,232	—	73,232
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	743	1,521	77,747	14,881	94,892
Total investments at fair value	743	308,431	2,485,322	14,881	2,809,377
Cash equivalents	19,679	—	—	—	19,679
Derivative assets	—	7,910	—	—	7,910
Total assets at fair value	$20,422	$316,341	$2,485,322	$14,881	$2,836,966
Derivative liabilities	$—	$16,802	$—	$—	$16,802
Total liabilities at fair value	$—	$16,802	$—	$—	$16,802
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
(unaudited)

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following table provides a roll-forward in the changes in fair value from March 31, 2025 to June 30, 2025 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2025	$2,165,740	$256,925	$70,147	$60,049	$2,552,861
Purchases	140,532	—	109	24	140,665
Sales and repayments	(219,233)	(64)	—	(2,364)	(221,661)
Transfers in (a)	—	—	410	7,207	7,617
Transfers out (a)(b)	(19,080)	—	—	(410)	(19,490)
Capitalized PIK interest income	4,357	713	—	—	5,070
Accretion of OID	3,377	421	—	—	3,798
Net unrealized appreciation (depreciation)	1,892	(497)	2,566	13,731	17,692
Net realized gains (losses)	(740)	—	—	(490)	(1,230)
Fair value as of June 30, 2025	$2,076,845	$257,498	$73,232	$77,747	$2,485,322
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2025	$(183)	$(497)	$2,559	$13,139	$15,018
__________
(a) There were investment restructurings during the three months ended June 30, 2025 in which (1) $7.2 million of Level 3 senior secured debt was exchanged for Level 3 common equity and (2) $0.4 million of Level 3 common equity was exchanged for Level 3 preferred equity.
(b) There were $11.9 million of transfers out of Level 3 to Level 2 for investments during the three months ended June 30, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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
The following table provides a roll-forward in the changes in fair value from September 30, 2024 to June 30, 2025 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2024	$2,320,310	$255,346	$66,320	$81,756	$2,723,732
Purchases	564,070	3,583	109	24	567,786
Sales and repayments	(679,251)	(229)	(587)	(2,585)	(682,652)
Transfers in (a)(c)	6,555	—	1,056	9,670	17,281
Transfers out (b)(c)	(84,709)	—	—	(410)	(85,119)
Capitalized PIK interest income	13,258	2,101	—	—	15,359
Accretion of OID	9,911	1,195	—	—	11,106
Net unrealized appreciation (depreciation)	(57,013)	(4,498)	6,997	(10,006)	(64,520)
Net realized gains (losses)	(16,286)	—	(663)	(702)	(17,651)
Fair value as of June 30, 2025	$2,076,845	$257,498	$73,232	$77,747	$2,485,322
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2025	$(84,243)	$(4,498)	$6,342	$(10,509)	$(92,908)
__________
(a) There were $6.6 million of transfers into Level 3 from Level 2 for investments during the nine months ended June 30, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were $43.5 million of transfers out of Level 3 to Level 2 for investments during the nine months ended June 30, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There were investment restructurings during the nine months ended June 30, 2025 in which (1) $30.9 million of Level 3 senior secured debt was exchanged for Level 2 senior secured debt, (2) $0.6 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity, (3) $9.7 million of Level 3 senior secured debt was exchanged for Level 3 common equity and (4) $0.4 million of Level 3 common equity was exchanged for Level 3 preferred equity.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of June 30, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,988,077	Market Yield	Market Yield	(b)	7.0%	-	40.0%	11.2%
	44,161	Enterprise Value	Revenue Multiple	(c)	0.5x	-	5.5x	2.8x
	31,985	Enterprise Value	EBITDA Multiple	(c)	2.6x	-	8.2x	6.7x
	12,622	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Subordinated Debt	97,778	Market Yield	Market Yield	(b)	5.0%	-	12.0%	9.3%
Debt Investments in the JVs	159,720	Enterprise Value	N/A	(e)	N/A	-	N/A	N/A
Preferred & Common Equity	64,170	Enterprise Value	Revenue Multiple	(c)	0.3x	-	5.5x	0.6x
	85,313	Enterprise Value	EBITDA Multiple	(c)	2.6x	-	17.4x	10.7x
	1,496	Enterprise Value	Asset Multiple	(c)	1.4x	-	1.6x	1.5x
Total	$2,485,322
__________
(a)Weighted averages are calculated based on fair value of investments.
(b)Used when market participants would take into account market yield when pricing the investment.
(c)Used when market participants would use such multiples when pricing the investment.
(d)Used when there is an observable transaction or pending event for the investment.
(e)Oaktree determined the value of its subordinated notes of each JV based on the total assets less the total liabilities senior to the subordinated notes held at such JV in an amount not exceeding par under the EV technique.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2025 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$510,000	$510,000	$—	$—	$510,000
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	333,558	335,713	—	335,713	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	299,613	309,210	—	309,210	—
2030 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	304,380	300,960	—	300,960	—
Total	$1,447,551	$1,455,883	$—	$945,883	$510,000

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,445,232	81.17%	$2,615,066	83.14%
Debt investments in the JVs	165,389	5.49%	164,324	5.23%
Common equity and warrants	140,320	4.66%	134,452	4.28%
Subordinated debt	138,724	4.60%	108,068	3.44%
Preferred equity	68,133	2.26%	68,218	2.17%
LLC equity interests of the JVs	54,791	1.82%	54,791	1.74%
Total	$3,012,589	100.00%	$3,144,919	100.00%

	June 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,343,411	83.40%	158.72%	$2,574,937	85.21%	173.06%
Debt investments in the JVs	159,720	5.69%	10.82%	161,552	5.35%	10.86%
Subordinated debt	138,122	4.92%	9.35%	109,921	3.64%	7.39%
Common equity and warrants	80,011	2.85%	5.42%	86,008	2.85%	5.78%
Preferred equity	73,232	2.61%	4.96%	66,320	2.20%	4.46%
LLC equity interests of the JVs	14,881	0.53%	1.01%	22,541	0.75%	1.52%
Total	$2,809,377	100.00%	190.28%	$3,021,279	100.00%	203.07%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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

	June 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,005,796	33.39%	$1,033,467	32.86%
Midwest	498,752	16.56%	397,640	12.64%
Southeast	471,215	15.64%	464,992	14.79%
International	329,690	10.94%	343,033	10.91%
West	310,077	10.29%	320,407	10.19%
Southwest	217,930	7.23%	285,648	9.08%
South	179,129	5.95%	241,098	7.67%
Northwest	—	—%	58,634	1.86%
Total	$3,012,589	100.00%	$3,144,919	100.00%

	June 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$891,015	31.72%	60.34%	$965,469	31.94%	64.89%
Midwest	489,418	17.42%	33.15%	390,607	12.93%	26.25%
Southeast	380,023	13.53%	25.74%	419,669	13.89%	28.21%
International	344,568	12.26%	23.34%	354,662	11.74%	23.84%
West	321,504	11.44%	21.78%	314,994	10.43%	21.17%
Southwest	207,486	7.39%	14.05%	279,653	9.26%	18.80%
South	175,363	6.24%	11.88%	237,634	7.87%	15.97%
Northwest	—	—%	—%	58,591	1.94%	3.94%
Total	$2,809,377	100.00%	190.28%	$3,021,279	100.00%	203.07%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2025 and September 30, 2024:

	June 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$526,740	17.46%	$532,200	16.85%
Multi-Sector Holdings (1)	242,096	8.04	228,181	7.26
Health Care Services	152,074	5.05	149,904	4.77
Pharmaceuticals	127,081	4.22	94,639	3.01
Interactive Media & Services	125,134	4.15	95,564	3.04
Aerospace & Defense	122,919	4.08	72,927	2.32
Health Care Equipment	90,669	3.01	28,823	0.92
Specialized Consumer Services	82,422	2.74	25,763	0.82
Health Care Technology	73,446	2.44	105,932	3.37
Diversified Financial Services	69,717	2.31	66,597	2.12
Metal, Glass & Plastic Containers	68,954	2.29	64,769	2.06
Environmental & Facilities Services	66,354	2.20	65,229	2.07
Airport Services	65,658	2.18	63,110	2.01
Life Sciences Tools & Services	56,629	1.88	—	—
Soft Drinks & Non-alcoholic Beverages	56,286	1.87	42,898	1.36
Real Estate Operating Companies	53,567	1.78	72,839	2.32
Systems Software	51,412	1.71	39,316	1.25
Specialized Finance	50,819	1.69	45,156	1.44
Communications Equipment	44,228	1.47	46,764	1.49
Biotechnology	42,325	1.40	43,821	1.39
Diversified Support Services	42,144	1.40	79,799	2.54
Automotive Retail	41,602	1.38	40,964	1.30
Internet Services & Infrastructure	40,746	1.35	53,376	1.70
Personal Care Products	39,486	1.31	63,425	2.02
Data Processing & Outsourced Services	34,984	1.16	80,058	2.55
Electrical Components & Equipment	33,392	1.11	32,834	1.04
Packaged Foods & Meats	33,153	1.10	19,863	0.63
Construction Machinery & Heavy Transportation Equipment	31,054	1.03	25,901	0.82
Insurance Brokers	30,584	1.02	19,222	0.61
Construction & Engineering	29,914	0.99	31,602	1.00
Cable & Satellite	27,888	0.93	—	—
Health Care Distributors	27,670	0.92	60,316	1.92
Research & Consulting Services	27,379	0.91	—	—
Office Services & Supplies	26,986	0.90	38,891	1.24
Home Improvement Retail	24,713	0.82	49,891	1.59
Industrial Machinery & Supplies & Components	24,268	0.81	82,624	2.63
Wireless Telecommunication Services	24,200	0.80	24,257	0.77
Movies & Entertainment	23,792	0.79	30,779	0.98
Gold	23,562	0.78	23,454	0.75
Broadline Retail	23,172	0.77	22,231	0.71
Hotels, Resorts & Cruise Lines	20,530	0.68	20,612	0.66
Diversified Chemicals	19,920	0.66	—	—
Property & Casualty Insurance	19,856	0.66	—	—
Real Estate Services	19,323	0.64	55,220	1.76
Oil & Gas Storage & Transportation	19,309	0.64	19,309	0.61
Education Services	17,925	0.60	8,205	0.26
Apparel Retail	17,769	0.59	17,855	0.57
Health Care Supplies	16,828	0.56	14,426	0.46
Real Estate Development	16,006	0.53	38,237	1.22
Air Freight & Logistics	13,665	0.45	—	—
Building Products	12,623	0.42	—	—
Advertising	11,434	0.38	11,418	0.36
Alternative Carriers	8,805	0.29	—	—
Financial Exchanges & Data	7,970	0.26	8,050	0.26
Paper & Plastic Packaging Products & Materials	4,094	0.14	18,379	0.58
Housewares & Specialties	2,629	0.09	2,806	0.09
Home Furnishings	2,463	0.08	24,102	0.77
Distributors	1,733	0.06	1,733	0.06
Leisure Facilities	488	0.02	37,958	1.21
Fertilizers & Agricultural Chemicals	—	—	54,677	1.74
Diversified Metals & Mining	—	—	50,061	1.59
Other Specialty Retail	—	—	36,810	1.17
Passenger Airlines	—	—	25,039	0.80
Specialty Chemicals	—	—	19,407	0.62
Food Distributors	—	—	14,639	0.47
Integrated Telecommunication Services	—	—	2,057	0.07
	$3,012,589	100.00%	$3,144,919	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$507,714	18.03%	34.40%	$523,007	17.34%	35.16%
Multi-Sector Holdings (1)	196,547	7.00	13.31	193,579	6.41	13.01
Interactive Media & Services	126,956	4.52	8.60	96,963	3.21	6.52
Pharmaceuticals	126,717	4.51	8.58	91,804	3.04	6.17
Aerospace & Defense	124,613	4.44	8.44	74,327	2.46	5.00
Health Care Services	116,215	4.14	7.87	127,935	4.23	8.60
Health Care Technology	93,695	3.34	6.35	104,795	3.47	7.04
Specialized Consumer Services	82,434	2.93	5.58	25,772	0.85	1.73
Diversified Financial Services	70,158	2.50	4.75	66,324	2.20	4.46
Health Care Equipment	65,030	2.31	4.40	26,264	0.87	1.77
Environmental & Facilities Services	63,124	2.25	4.28	64,119	2.12	4.31
Life Sciences Tools & Services	56,838	2.02	3.85	—	—	—
Soft Drinks & Non-alcoholic Beverages	55,701	1.98	3.77	42,674	1.41	2.87
Airport Services	54,155	1.93	3.67	55,434	1.83	3.73
Systems Software	51,848	1.85	3.51	39,813	1.32	2.68
Specialized Finance	50,512	1.80	3.42	44,551	1.47	2.99
Real Estate Operating Companies	50,237	1.79	3.40	71,246	2.36	4.79
Biotechnology	44,334	1.58	3.00	45,954	1.52	3.09
Communications Equipment	44,046	1.57	2.98	46,858	1.55	3.15
Diversified Support Services	41,844	1.49	2.83	80,638	2.67	5.42
Internet Services & Infrastructure	40,973	1.46	2.78	53,019	1.75	3.56
Automotive Retail	39,202	1.40	2.66	39,111	1.29	2.63
Personal Care Products	36,763	1.31	2.49	57,451	1.90	3.86
Packaged Foods & Meats	33,045	1.18	2.24	19,846	0.66	1.33
Electrical Components & Equipment	32,911	1.17	2.23	32,246	1.07	2.17
Construction Machinery & Heavy Transportation Equipment	31,229	1.11	2.12	26,486	0.88	1.78
Insurance Brokers	30,769	1.10	2.08	19,221	0.64	1.29
Construction & Engineering	29,281	1.04	1.98	31,063	1.03	2.09
Research & Consulting Services	27,245	0.97	1.85	—	—	—
Cable & Satellite	27,155	0.97	1.84	—	—	—
Health Care Distributors	26,711	0.95	1.81	58,906	1.95	3.96
Data Processing & Outsourced Services	26,134	0.93	1.77	73,673	2.44	4.95
Industrial Machinery & Supplies & Components	25,789	0.92	1.75	84,977	2.81	5.71
Office Services & Supplies	25,395	0.90	1.72	38,149	1.26	2.56
Gold	24,867	0.89	1.68	25,054	0.83	1.68
Wireless Telecommunication Services	24,843	0.88	1.68	24,311	0.80	1.63
Movies & Entertainment	24,050	0.86	1.63	30,863	1.02	2.07
Diversified Chemicals	22,660	0.81	1.53	—	—	—
Broadline Retail	21,432	0.76	1.45	22,554	0.75	1.52
Hotels, Resorts & Cruise Lines	20,257	0.72	1.37	20,342	0.67	1.37
Property & Casualty Insurance	19,715	0.70	1.34	—	—	—
Real Estate Services	19,314	0.69	1.31	54,197	1.79	3.64
Apparel Retail	17,708	0.63	1.20	18,017	0.60	1.21
Education Services	17,304	0.62	1.17	8,263	0.27	0.56
Health Care Supplies	16,803	0.60	1.14	14,218	0.47	0.96
Real Estate Development	16,098	0.57	1.09	38,237	1.27	2.57
Oil & Gas Storage & Transportation	14,043	0.50	0.95	15,604	0.52	1.05
Air Freight & Logistics	13,668	0.49	0.93	—	—	—
Building Products	12,622	0.45	0.85	—	—	—
Leisure Facilities	11,772	0.42	0.80	37,544	1.24	2.52
Advertising	11,520	0.41	0.78	11,515	0.38	0.77
Metal, Glass & Plastic Containers	10,813	0.38	0.73	47,191	1.56	3.17
Alternative Carriers	9,483	0.34	0.64	—	—	—
Financial Exchanges & Data	8,081	0.29	0.55	8,065	0.27	0.54
Home Improvement Retail	5,314	0.19	0.36	48,775	1.61	3.28
Paper & Plastic Packaging Products & Materials	4,042	0.14	0.27	18,307	0.61	1.23
Distributors	2,837	0.10	0.19	2,220	0.07	0.15
Home Furnishings	2,463	0.09	0.17	9,376	0.31	0.63
Housewares & Specialties	2,348	0.08	0.16	2,546	0.08	0.17
Fertilizers & Agricultural Chemicals	—	—	—	54,668	1.81	3.67
Diversified Metals & Mining	—	—	—	50,419	1.67	3.39
Other Specialty Retail	—	—	—	39,660	1.31	2.67
Passenger Airlines	—	—	—	26,556	0.88	1.78
Specialty Chemicals	—	—	—	19,431	0.64	1.31
Food Distributors	—	—	—	15,484	0.51	1.04
Integrated Telecommunication Services	—	—	—	1,657	0.05	0.11
Total	$2,809,377	100.00%	190.28%	$3,021,279	100.00%	203.07%
___________________
(1)This industry includes the Company's investments in the JVs and CLOs.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

As of June 30, 2025 and September 30, 2024, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of June 30, 2025 and September 30, 2024, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of June 30, 2025. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2025, the revolving period of the SLF JV I Facility was scheduled to expire April 17, 2027 and the maturity date was April 22, 2027. As of June 30, 2025, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 1.70% per annum. As of June 30, 2025 and September 30, 2024, $197.0 million and $200.0 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of June 30, 2025 and September 30, 2024, SLF JV I had total assets of $358.0 million and $375.8 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 52 and 48 portfolio companies as of June 30, 2025 and September 30, 2024, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of June 30, 2025, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $127.5 million in aggregate, at fair value. As of September 30, 2024, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $135.2 million in aggregate, at fair value.
As of each of June 30, 2025 and September 30, 2024, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of June 30, 2025 and September 30, 2024, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Senior secured loans (1)	$339,147	$330,094
Weighted average interest rate on senior secured loans (2)	8.52%	9.56%
Number of borrowers in SLF JV I	52	48
Largest exposure to a single borrower (1)	$10,416	$10,495
Total of five largest loan exposures to borrowers (1)	$49,904	$49,413
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

SLF JV I Portfolio as of June 30, 2025

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	9.33%		10/31/2031		$8,206	$7,891	$7,928
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.38%		8/18/2028		10,416	10,346	10,477
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	11.06%	1.00%	12/18/2025		936	933	903	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	11.06%	1.00%	12/18/2025		5,551	5,531	5,357	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.80%	8.00%	3/1/2029		1,397	1,396	1,376	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.83%		5/28/2032		5,188	5,149	5,219
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2031		7,901	7,842	6,652
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.44%		12/29/2027		285	281	277	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.54%		12/29/2027		4,061	4,027	3,996	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		2,527	2,500	1,200	(4)(6)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		4,037	3,777	—	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.43%		8/19/2028		7,716	7,561	7,620
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.68%		8/19/2028		1,955	1,888	1,937	(4)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	10.40%		12/24/2026		6,681	6,648	6,554	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		1,722	1,711	1,521	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		6,193	6,136	5,471	(4)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	4.25%	8.57%		12/18/2030		9,126	9,015	9,154
Beacon Mobility Corp	Passenger Ground Transportation	First Lien Term Loan	SOFR+	3.25%			6/17/2030		—	(5)	—	(5)
Beacon Mobility Corp	Passenger Ground Transportation	First Lien Term Loan	SOFR+	3.25%	7.56%		6/17/2030		4,500	4,467	4,500
Blackhawk Network Holdings Inc	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	4.00%	8.33%		3/12/2029		7,960	7,960	8,013
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.33%		7/30/2031		7,980	7,964	7,940
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,323	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		2,358	2,319	1,272	(6)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,994	1,946	1,075	(6)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		598	582	322	(5)(6)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		13	13	7	(6)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,964	1,932	1,059	(6)
CFC Group (CFC USA 2025 LLC)	Insurance Brokers	First Lien Term Loan	SOFR+	3.75%	8.07%		7/1/2032		5,848	5,790	5,833
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.05%		3/21/2031		2,488	2,488	2,494

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.50%	7.80%		3/29/2029		$6,026	$5,698	$6,039
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	8.33%		1/30/2031		7,920	7,852	7,981
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.79%		8/2/2029		8,080	7,984	8,032
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.33%		4/26/2029		8,983	8,887	8,893	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.55%		4/2/2029		1,170	1,168	1,162
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031		4,187	4,132	4,103	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	2.50%	6.79%		7/1/2031		6,965	6,933	6,977
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.63%		4/9/2029		7,780	7,653	7,648	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2029		8,800	8,750	8,834
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	4.50%	8.80%		10/30/2031		4,975	4,987	5,023
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.31%		3/25/2027		8,125	8,053	7,427	(4)
IVCE US LLC,	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	8.05%		12/12/2028		4,975	4,998	5,007
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.00%	8.33%		8/15/2028		8,890	8,714	8,911
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.43%		10/30/2028		5,251	5,143	4,751	(4)
LSF12 Crown US Commercial Bidco, LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.57%		12/2/2031		4,962	4,912	4,995
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.25%	8.58%		7/29/2029		9,925	9,821	9,936
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.03%		8/25/2031		9,540	9,244	9,260
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.32%		3/1/2029		7,851	7,657	7,640
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.58%		6/17/2031		7,940	7,893	7,943
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.18%		2/1/2028		782	781	692
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	7.95%		3/19/2032		8,000	7,920	7,800
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.18%		2/11/2028		7,887	7,824	7,823
Pluralsight, LLC	Application Software	Common Stock						514,789		1,719	1,194	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		1,042	1,042	1,042	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.83%	8/22/2029		1,694	1,694	1,694	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.28%		4/5/2030		10,352	10,238	9,430	(4)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.00%	7.32%		1/31/2029		2,948	2,948	2,952
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	8.05%		12/16/2028		3,980	3,971	3,991
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.25%	7.58%		2/12/2031		6,930	6,867	6,957
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.94%		6/30/2029		931	894	898
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.94%		6/30/2029		2,614	2,614	2,473
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	4.44%	7.00%	6/30/2029		1,512	1,512	1,346
SHO Holding I Corporation	Footwear	Common Stock						2,746		4,295	2,611
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	8.08%		5/12/2028		3,980	3,956	3,933

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.03%		9/4/2029		$4,228	$4,092	$3,912	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.30%		9/27/2030		7,900	7,782	7,833	(4)
Tecta America Corp	Construction & Engineering	First Lien Term Loan	SOFR+	3.00%	7.33%		2/18/2032		5,000	5,012	5,017
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.83%		3/2/2030		4,990	5,008	5,002
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.05%		9/15/2028		7,444	7,444	7,324
Verde Purchaser, LLC	Trading Companies & Distributors	First Lien Term Loan	SOFR+	4.00%	8.30%		11/30/2030		4,987	5,003	5,011
Total Portfolio Investments									$339,147	$348,377	$332,977
_______
(1) Represents the interest rate as of June 30, 2025. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2025, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29% and the 180-day SOFR at 4.15%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of June 30, 2025.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of June 30, 2025.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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
(unaudited)

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
(unaudited)

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of June 30, 2025 and September 30, 2024. The Company earned interest income of $3.3 million and $9.9 million on the SLF JV I Notes for the three and nine months ended June 30, 2025, respectively. The Company earned interest income of $3.5 million and $10.7 million on the SLF JV I Notes for the three and nine months ended June 30, 2024, respectively. As of June 30, 2025, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $14.9 million, respectively, as of June 30, 2025, and $54.8 million and $22.5 million, respectively, as of September 30, 2024. The Company earned $0.5 million and $1.9 million in dividend income for the three and nine months ended June 30, 2025, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $1.4 million and $4.2 million in dividend income for the three and nine months ended June 30, 2024, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2025 and September 30, 2024 and for the three and nine months ended June 30, 2025 and 2024:

	June 30, 2025	September 30, 2024
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2025: $348,377; cost September 30, 2024: $337,882)	$332,977	$329,496
Cash and cash equivalents	20,122	36,082
Restricted cash	2,516	6,994
Other assets	2,389	3,260
Total assets	$358,004	$375,832

Senior credit facility payable	$197,000	$200,000
Secured borrowings	—	11,311
SLF JV I Notes payable at fair value (proceeds June 30, 2025: $128,750; proceeds September 30, 2024: $128,750)	128,750	128,750
Other liabilities	15,243	10,007
Total liabilities	$340,993	$350,068
Members' equity	17,011	25,764
Total liabilities and members' equity	$358,004	$375,832

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Selected Statements of Operations Information:
Interest income	$7,339	$9,463	$22,811	$28,665
Other income	13	—	19	159
Total investment income	7,352	9,463	22,830	28,824
Senior credit facility and secured borrowing interest expense	3,247	4,071	9,930	11,910
SLF JV I Notes interest expense	3,722	4,048	11,341	12,196
Other expenses	234	46	427	246
Total expenses (1)	7,203	8,165	21,698	24,352
Net investment income	149	1,298	1,132	4,472
Net unrealized appreciation (depreciation)	(85)	(319)	(7,016)	1,299
Net realized gains (losses)	(693)	(3,784)	(669)	(4,343)
Net income (loss)	$(629)	$(2,805)	$(6,553)	$1,428
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
During the nine months ended June 30, 2025, there were no purchases or sales with SLF JV I. During the nine months ended June 30, 2024, the Company purchased $14.0 million of senior secured debt investments from SLF JV I for $13.3 million cash consideration, which represented the fair value at the time of purchase.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of June 30, 2025 and September 30, 2024, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of June 30, 2025, had a revolving period end date and maturity date of April 17, 2027 and April 22, 2027, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of June 30, 2025, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 1.70% per annum. As of June 30, 2025 and September 30, 2024, $69.0 million and $79.0 million of borrowings were outstanding under the Glick JV Facility, respectively.
As of June 30, 2025 and September 30, 2024, the Glick JV had total assets of $128.5 million and $145.0 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 42 and 44 portfolio companies as of June 30, 2025 and September 30, 2024, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $47.1 million and $48.9 million in the aggregate at fair value as of June 30, 2025 and September 30, 2024, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of June 30, 2025 and September 30, 2024, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of June 30, 2025 and September 30, 2024, of which $73.5 million was from the Company. As of each of June 30, 2025 and September 30, 2024, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of June 30, 2025 and September 30, 2024, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Senior secured loans (1)	$111,423	$125,405
Weighted average current interest rate on senior secured loans (2)	8.83%	9.65%
Number of borrowers in the Glick JV	42	44
Largest loan exposure to a single borrower (1)	$4,316	$5,898
Total of five largest loan exposures to borrowers (1)	$20,426	$22,152
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of June 30, 2025

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.38%		8/18/2028		$1,965	$1,940	$1,977
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	11.06%	1.00%	12/18/2025		3,071	3,058	2,964	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	11.06%	1.00%	12/18/2025		468	467	451	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.80%	8.00%	3/1/2029		989	988	974	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.83%		5/28/2032		1,729	1,716	1,740
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2031		3,459	3,433	2,912
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.44%		12/29/2027		118	117	115	(4)(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.54%		12/29/2027		1,686	1,672	1,659	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		1,039	1,028	494	(4)(6)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		1,661	1,577	—	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.43%		8/19/2028		3,125	3,062	3,086
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.68%		8/19/2028		978	944	969	(4)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	10.40%		12/24/2026		3,854	3,835	3,781	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		785	781	694	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.56%		6/11/2027		3,303	3,272	2,918	(4)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	4.25%	8.57%		12/18/2030		3,699	3,655	3,711
Beacon Mobility Corp	Passenger Ground Transportation	First Lien Term Loan	SOFR+	3.25%	7.56%		6/17/2030		1,656	1,644	1,656
Beacon Mobility Corp	Passenger Ground Transportation	First Lien Term Loan	SOFR+	3.25%			6/17/2030		—	(2)	—	(5)
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.33%		7/30/2031		2,993	2,985	2,977
CFC Group (CFC USA 2025 LLC)	Insurance Brokers	First Lien Term Loan	SOFR+	3.75%	8.07%		7/1/2032		2,152	2,130	2,147
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.05%		3/21/2031		1,194	1,194	1,197
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.50%	7.80%		3/29/2029		1,937	1,836	1,941
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	8.33%		1/30/2031		2,970	2,944	2,993
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.79%		8/2/2029		2,743	2,719	2,726

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.33%		4/26/2029		$3,517	$3,479	$3,481	(4)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.55%		4/2/2029		389	385	387
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031		1,020	1,006	999	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	2.50%	6.79%		7/1/2031		2,985	2,971	2,990
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.63%		4/9/2029		3,890	3,826	3,824	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2029		4,316	4,286	4,332
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	4.50%	8.80%		10/30/2031		1,990	1,995	2,009
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.31%		3/25/2027		2,031	2,013	1,857	(4)
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.00%	8.33%		8/15/2028		3,551	3,473	3,559
Kidde Global Services	Building Products	First Lien Term Loan	SOFR+	4.25%	8.57%		12/2/2031		1,213	1,201	1,221
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.43%		10/30/2028		1,987	1,931	1,797	(4)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.25%	8.58%		7/29/2029		3,970	3,928	3,974
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.03%		8/25/2031		3,816	3,698	3,704
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.32%		3/1/2029		1,990	1,988	1,937
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.58%		6/17/2031		3,474	3,454	3,475
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.18%		2/1/2028		390	390	346
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.18%		2/11/2028		2,956	2,927	2,932
Pluralsight, LLC	Application Software	Common Stock						330,904		1,105	768	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		670	670	670	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.83%	8/22/2029		1,089	1,089	1,089	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.28%		4/5/2030		2,455	2,449	2,237	(4)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.00%	7.32%		1/31/2029		1,474	1,474	1,476
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.25%	7.58%		2/12/2031		2,970	2,943	2,981
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.94%		6/30/2029		691	664	667
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.94%		6/30/2029		1,942	1,942	1,838
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	4.44%	7.00%	6/30/2029		1,124	1,124	1,000
SHO Holding I Corporation	Footwear	Common Stock						2,041		3,194	1,940
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.03%		9/4/2029		1,518	1,469	1,404	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.30%		9/27/2030		3,950	3,891	3,916	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.05%		9/15/2028		2,481	2,481	2,441
Total Portfolio Investments									$111,423	$114,441	$109,333
__________
(1) Represents the interest rate as of June 30, 2025. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2025, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

4.32%, the 90-day SOFR at 4.29% and the 180-day SOFR at 4.15%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of June 30, 2025.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of June 30, 2025.

Glick JV Portfolio as of September 30, 2024

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.25%		8/18/2028	$1,980	$1,948	$1,991	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	3,359	3,341	3,225	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	513	510	493	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.45%		6/30/2025	5,897	5,880	5,426	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.10%		2/15/2031	3,485	3,459	3,406
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.52%		12/29/2027	1,699	1,681	1,617	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.29%		12/29/2027	120	118	110	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.35%		2/25/2028	1,047	1,035	868	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028	1,661	1,619	477	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.95%		8/19/2028	3,149	3,073	3,102
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.20%		8/19/2028	985	943	972
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.10%		2/15/2029	2,942	2,850	2,929
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.70%	4.00%	12/24/2026	3,778	3,710	3,664	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027	3,328	3,298	3,133	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027	792	787	745	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.27%		5/10/2027	3,718	3,657	3,710
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.01%		7/30/2031	3,000	2,993	2,998
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.60%		3/30/2029	2,621	2,456	2,613
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.60%		10/13/2029	2,570	2,446	2,443	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	9.25%		1/30/2031	2,993	2,963	3,015
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%	8.60%		7/31/2029	2,813	2,792	2,826
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.21%		8/2/2029	2,957	2,932	2,916
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.60%		4/26/2029	3,534	3,488	3,553
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.85%		4/2/2029	392	387	373
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	10.06%		8/29/2031	1,025	1,011	1,019	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.76%		7/1/2031	3,000	2,985	3,026
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.20%		4/9/2029	3,920	3,843	3,823	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029	3,125	3,088	3,114

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.21%		6/30/2026	$3,870	$3,842	$3,865
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.62%		3/25/2027	2,125	2,098	1,785	(4)
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	9.36%		8/15/2028	3,551	3,454	3,558
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2028	2,987	2,899	2,926	(4)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.60%		7/29/2029	4,000	3,950	3,939
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.85%		8/25/2031	4,000	3,861	3,850
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	8.10%		6/17/2031	3,500	3,480	3,453
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.70%		2/1/2028	990	989	954
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.70%		2/11/2028	2,980	2,944	2,959
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029	662	662	662	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.62%	8/22/2029	993	993	993	(4)
Pluralsight, LLC	Application Software	Common Equity & Warrants							1,105	1,105	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.10%		4/5/2030	1,985	1,980	1,986
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	8.76%		3/16/2027	1,480	1,481	1,483
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	8.85%		2/12/2031	2,993	2,963	2,998
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029	697	664	683
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029	1,957	1,957	1,879
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	12.32%		6/30/2029	1,078	1,078	970
SHO Holding I Corporation	Footwear	Common Equity & Warrants							3,194	2,337
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	8.00%		10/5/2027	3,266	3,250	3,277
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.69%		9/4/2029	1,918	1,846	1,748	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	8.35%		9/27/2030	3,980	3,920	3,878
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.10%		4/19/2031	1,493	1,478	1,499
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.57%		4/4/2031	1,995	1,985	2,004
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	10.95%		12/29/2028	8	7	7	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	8.60%		9/15/2028	2,494	2,494	2,502
Total Portfolio Investments								$125,405	$127,867	$124,887
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The cost and fair value of the Company's aggregate investment in the Glick JV was $52.7 million and $47.1 million, respectively, as of June 30, 2025. The cost and fair value of the Company's aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. For the three and nine months ended June 30, 2025, the Company's investment in the Glick JV Notes earned interest income of $1.7 million and $5.1 million, respectively. For the three and nine months ended June 30, 2024, the Company's investment in the Glick JV Notes earned interest income of $1.8 million and $5.4 million, respectively. The Company did not earn dividend income for the three and nine months ended June 30, 2025 and 2024 with respect to its investment in the LLC equity interest of the Glick JV. As of June 30, 2025, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of June 30, 2025 and September 30, 2024 and for the three and nine months ended June 30, 2025 and 2024:

	June 30, 2025	September 30, 2024
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2025: $114,441; cost September 30, 2024: $127,867)	$109,333	$124,887
Cash and cash equivalents	17,294	10,907
Restricted cash	941	1,032
Other assets	970	8,177
Total assets	$128,538	$145,003

Senior credit facility payable	$69,000	$79,000
Glick JV Notes payable at fair value (proceeds June 30, 2025: $66,685; proceeds September 30, 2024: $66,685)	53,788	55,886
Secured borrowings	—	5,766
Other liabilities	5,750	4,351
Total liabilities	$128,538	$145,003
Members' equity	—	—
Total liabilities and members' equity	$128,538	$145,003

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Selected Statements of Operations Information:
Interest income	$2,603	$3,605	$8,566	$10,926
Fee income	4	4	8	64
Total investment income	2,607	3,609	8,574	10,990
Senior credit facility and secured borrowing interest expense	1,170	1,631	3,754	4,608
Glick JV Notes interest expense	1,506	1,675	4,609	5,048
Other expenses	21	32	108	110
Total expenses (1)	2,697	3,338	8,471	9,766
Net investment income	(90)	271	103	1,224
Net unrealized appreciation (depreciation)	360	328	(30)	(321)
Realized gain (loss)	(270)	(599)	(73)	(903)
Net income (loss)	$—	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the nine months ended June 30, 2025, there were no purchases or sales with Glick JV. During the nine months ended June 30, 2024, the Company purchased $4.9 million of senior secured debt investments from Glick JV for $4.9 million cash consideration, which represented the fair value at the time of purchase.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 4. Fee Income
For the three and nine months ended June 30, 2025, the Company recorded total fee income of $0.3 million and $3.7 million, respectively, of which less than $0.1 million and $0.2 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2024, the Company recorded total fee income of $1.5 million and $5.3 million, respectively, of which $0.2 million and $0.5 million, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2025 and 2024:

(Share amounts in thousands)	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$38,352	$1,120	$9,342	$20,992
Weighted average common shares outstanding — basic and diluted	88,086	81,830	85,402	79,804
Earnings (loss) per common share — basic and diluted	$0.44	$0.01	$0.11	$0.26
Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2025:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2024	82,245	$822	$2,264,449	$(777,460)	$1,487,811
Net investment income	—	—	—	44,302	44,302
Net unrealized appreciation (depreciation)	—	—	—	(19,614)	(19,614)
Net realized gains (losses)	—	—	—	(17,310)	(17,310)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(139)	(139)
Distributions to stockholders	—	—	—	(45,235)	(45,235)
Issuance of common stock under dividend reinvestment plan	95	1	1,454	—	1,455
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,454)	—	(1,455)
Balance as of December 31, 2024	82,245	$822	$2,264,449	$(815,456)	$1,449,815
Net investment income	—	—	—	39,055	39,055
Net unrealized appreciation (depreciation)	—	—	—	(82,023)	(82,023)
Net realized gains (losses)	—	—	—	6,705	6,705
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	14	14
Distributions to stockholders	—	—	—	(41,400)	(41,400)
Issuance of common stock under dividend reinvestment plan	276	3	4,286	—	4,289
Repurchase of common stock under dividend reinvestment plan	(276)	(3)	(4,286)	—	(4,289)
Issuance of common stock in private placement	5,672	57	99,943	—	100,000
Issuance of common stock in connection with the "at the market" offering	169	2	2,945	—	2,947
Balance as of March 31, 2025	88,086	$881	$2,367,337	$(893,105)	$1,475,113
Net investment income	—	—	—	33,481	33,481
Net unrealized appreciation (depreciation)	—	—	—	18,572	18,572
Net realized gains (losses)	—	—	—	(13,432)	(13,432)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(269)	(269)
Distributions to stockholders	—	—	—	(36,996)	(36,996)
Issuance of common stock under dividend reinvestment plan	269	3	3,748	—	3,751
Repurchase of common stock under dividend reinvestment plan	(269)	(3)	(3,748)	—	(3,751)
Balance as of June 30, 2025	88,086	$881	$2,367,337	$(891,749)	$1,476,469

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2025 and 2024:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	$0.55	$43.8	million	94,970	(1)	$1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	$0.40	$31.5	million	234,752	(1)	$3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	$0.07	$5.6	million	41,082	(1)	$0.6	million
Quarterly	April 28, 2025	June 16, 2025	June 30, 2025	$0.40	$31.6	million	256,343	(1)	$3.6	million
Supplemental	April 28, 2025	June 16, 2025	June 30, 2025	$0.02	$1.6	million	12,817	(1)	$0.2	million
Total for the nine months ended June 30, 2025				$1.44	$114.1	million	639,964		$9.5	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(2)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	$0.07	$5.3	million	11,133	(2)	$0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	$0.55	$42.8	million	96,850	(2)	$1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	$0.55	$43.3	million	100,029	(2)	$1.9	million
Total for the nine months ended June 30, 2024				$1.72	$133.1	million	295,484		$5.7	million
 __________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.
(3) Totals may not sum due to rounding.

Common Stock Issuances
During the three and nine months ended June 30, 2024, the Company issued 100,029 and 295,484 shares of common stock, respectively, as part of the DRIP.
The Company is party to an equity distribution agreement, dated February 7, 2022, as amended, by and among the Company, Oaktree and Oaktree Administrator and Keefe, Bruyette & Woods, Inc., Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and SMBC Nikko Securities America, Inc., pursuant to which the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $300.0 million under its current shelf registration statement. Sales of the common stock may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
In connection with the "at the market" offering, the Company issued and sold 168,055 shares of common stock during the nine months ended June 30, 2025 for net proceeds of $3.0 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	168,055	$2,987	$26	$2,960	$17.77
(1) Net proceeds excludes offering costs of less than $0.1 million.
(2) Represents the gross sales price, including supplemental payments by Oaktree, before deducting placement agent fees and estimated offering expenses.
In connection with the at-the-market offering, an affiliate of Oaktree made additional supplemental payments to the Company in an amount equal to $0.3 million during the nine months ended June 30, 2025 to ensure that the sales price per share of common stock was not less than the Company’s current net asset value per share. These amounts are included in gross proceeds in the table above.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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

Note 6. Borrowings
Syndicated Facility

On November 30, 2017, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Syndicated Facility”) pursuant to a Senior Secured Revolving Credit Agreement with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The Syndicated Facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the Syndicated Facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The Syndicated Facility further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.

As of June 30, 2025, the size of the Syndicated Facility was $1.160 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.50 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of June 30, 2025, (i) the period during which the Company may make drawings will expire on April 8, 2029 and the maturity date is April 8, 2030 and (ii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at the Company’s option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of June 30, 2025, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions. In connection with the April 8, 2025 amendment of the Syndicated Facility, the Company accelerated $0.7 million of deferred financing costs into interest expense during the three and nine months ended June 30, 2025.

As of June 30, 2025 and September 30, 2024, the Company had $510.0 million and $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $510.0 million and $430.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.533% and 7.576% for the nine months ended June 30, 2025 and 2024, respectively. For the three and nine months ended June 30, 2025, the Company recorded interest expense (inclusive of fees) of $9.7 million and $27.5 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2024, the Company recorded interest expense (inclusive of fees) of $10.2 million and $29.3 million, respectively, related to the Syndicated Facility.
OSI2 Citibank Facility
On January 23, 2023, as a result of the consummation of the OSI2 Merger, the Company became party to a revolving credit facility (as amended and/or restated from time to time, the “OSI2 Citibank Facility”) with OSI 2 SPV, the Company’s wholly-owned and consolidated subsidiary, as the borrower, the Company, as collateral manager, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent. On May 14, 2025, the Company repaid all outstanding borrowings under the OSI2 Citibank Facility, following which the OSI2 Citibank Facility was terminated. Obligations under the OSI2 Citibank Facility would have otherwise matured on January 26, 2029.
In connection with the termination of the OSI2 Citibank Facility, the Company accelerated $3.1 million of deferred financing costs into interest expense during the three and nine months ended June 30, 2025.
As of September 30, 2024, the Company had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 6.741% and 8.029% for the nine months ended June 30, 2025 and 2024, respectively. For the three and nine months ended June 30, 2025, the Company recorded interest expense (inclusive of fees) of $4.5 million and $14.4 million, respectively, related to the OSI2 Citibank Facility. For the three and nine months ended June 30, 2024, the Company recorded interest expense (inclusive of fees) of $6.1 million and $18.1 million, respectively, related to the OSI2 Citibank Facility.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2025, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2025, the Company did not repurchase any of the 2029 Notes in the open market.
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
(unaudited)

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
Interest on the 2030 Notes is paid semi-annually on February 27 and August 27 at a rate of 6.340% per annum. The 2030 Notes mature on February 27, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2030 Notes can require the Company to repurchase the 2030 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2030 Notes Indenture. The 2030 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2025, the Company did not repurchase any of the 2030 Notes in the open market.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025			As of September 30, 2024
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$350.0	$300.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(1.2)	(2.4)	(3.5)	(0.3)	(1.8)	(2.9)
Unaccreted discount	(0.3)	(2.3)	—	(0.2)	(0.4)	(2.7)
Interest rate swap fair value adjustment	(14.9)	4.3	7.9	—	(20.2)	7.2
Net carrying value	$333.6	$299.6	$304.4	$299.5	$327.6	$301.6
Fair Value	$335.7	$309.2	$301.0	$298.1	$327.7	$312.3
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes for the three and nine months ended June 30, 2025:

	2025 Notes		2027 Notes		2029 Notes		2030 Notes
($ in millions)	Three months ended June 30, 2025	Nine months ended June 30, 2025	Three months ended June 30, 2025	Nine months ended June 30, 2025	Three months ended June 30, 2025	Nine months ended June 30, 2025	Three months ended June 30, 2025	Nine months ended June 30, 2025
Coupon interest	$—	$4.2	$2.4	$7.1	$5.3	$16.0	$4.8	$6.6
Amortization of financing costs and discount	—	0.5	0.2	0.7	0.3	0.9	0.2	0.3
Effect of interest rate swap	—	—	3.2	10.1	0.3	1.4	0.2	0.2
Total interest expense	$—	$4.7	$5.8	$17.9	$5.9	$18.3	$5.2	$7.1
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	6.280%	6.458%	7.450%	7.650%	6.515%	6.514%
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three and nine months ended June 30, 2024:

	2025 Notes		2027 Notes		2029 Notes
($ in millions)	Three months ended June 30, 2024	Nine months ended June 30, 2024	Three months ended June 30, 2024	Nine months ended June 30, 2024	Three months ended June 30, 2024	Nine months ended June 30, 2024
Coupon interest	$2.6	$7.9	$2.4	$7.1	$5.3	$16.0
Amortization of financing costs and discount	0.3	0.9	0.2	0.7	0.3	1.0
Effect of interest rate swap	—	—	4.0	12.3	1.1	3.4
Total interest expense	$2.9	$8.8	$6.6	$20.1	$6.7	$20.4
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	7.213%	7.262%	8.440%	8.469%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2025 and 2024.

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Net increase (decrease) in net assets resulting from operations	$38,352	$1,120	$9,342	$20,992
Net unrealized (appreciation) depreciation	(18,572)	(26,199)	83,065	24,078
Book/tax difference due to capital losses suspended (utilized)	4,439	70,156	17,030	87,016
Other book/tax differences	831	(2,349)	(3,409)	(13,298)
Taxable/Distributable Income (1)	$25,050	$42,728	$106,028	$118,788
 __________
(1) The Company's taxable income for the three and nine months ended June 30, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of June 30, 2025, $6.2 million of the $6.5 million deferred tax assets would not more likely than not be realized in future periods.
For the three months ended June 30, 2025, the Company recognized an expense for income tax related to net investment income of $0.1 million, which was composed of current income tax expense. The Company also recognized an expense for income tax related to realized and unrealized gains (losses) of $0.3 million, which was composed of deferred income tax. For the three months ended June 30, 2024, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.2 million, which was composed primarily of a current income tax expense.
For the nine months ended June 30, 2025, the Company recognized an expense for income tax related to net investment income of $0.6 million, which was composed primarily of current income tax expense. The Company also recognized an expense for income tax related to realized and unrealized gains (losses) of $0.4 million, which was composed of $0.3 million of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

deferred income tax and $0.1 million of current income tax. For the nine months ended June 30, 2024, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $0.6 million, which was composed primarily of a current income tax expense.
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
(unaudited)

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
During the three months ended June 30, 2025, the Company recorded an aggregate net realized loss of $13.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$(15.3)
Telestream 2 LLC	(2.4)
Aurelia Netherlands Midco (1)	1.3
Other, net	3.0
Total, net	$(13.4)
__________
(1) This investment was denominated in foreign currency and the realized gain (loss) shown in this table includes gains (losses) due to foreign currency translation, which was offset by gains (losses) on foreign currency forward contracts.
During the three months ended June 30, 2024, the Company recorded an aggregate net realized loss of $69.5 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Thrasio, LLC	$(68.5)
Other, net	(1.0)
Total, net	$(69.5)
During the nine months ended June 30, 2025, the Company recorded an aggregate net realized loss of $24.0 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
SVP-Singer Holdings Inc.	$(16.6)
Foreign currency forward contracts	(7.3)
FinThrive Software Intermediate Holdings Inc	(4.4)
Telestream 2 LLC	(2.4)
Aurelia Netherlands Midco (1)	1.3
Other, net	5.4
Total, net	$(24.0)
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
(unaudited)

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
During the three months ended June 30, 2025 and 2024, the Company recorded net unrealized appreciation of $18.6 million and $26.2 million, respectively. For the three months ended June 30, 2025, this consisted of $14.2 million of net unrealized appreciation on equity investments, $1.9 million of net unrealized appreciation of foreign currency forward contracts, $1.5 million of net unrealized appreciation on debt investments and $0.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the three months ended June 30, 2024, this consisted of $83.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.1 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $38.6 million of net unrealized depreciation on debt investments and $19.9 million of net unrealized depreciation on equity investments.
During the nine months ended June 30, 2025 and 2024, the Company recorded net unrealized depreciation of $83.1 million and $24.1 million, respectively. For the nine months ended June 30, 2025, this consisted of $88.6 million of net unrealized depreciation on debt investments, $13.8 million of net unrealized depreciation on equity investments and $2.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $21.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the nine months ended June 30, 2024, this consisted of $49.6 million of net unrealized depreciation on debt investments, $30.5 million of net unrealized depreciation on equity investments and $4.5 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $60.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 10. Related Party Transactions

As of June 30, 2025 and September 30, 2024, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $7.6 million and $15.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three and nine months ended June 30, 2025, the base management fee incurred under the Investment Advisory Agreement was $7.2 million and $21.9 million (net of waiver), respectively. For the three and nine months ended June 30, 2024, the base management fee incurred under the Investment Advisory Agreement was $10.3 million (net of waiver) and $30.4 million (net of waiver), respectively.
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
(unaudited)

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

For the three and nine months ended June 30, 2025, Oaktree waived $5.4 million and $18.5 million of Part I incentive fees pursuant to this waiver agreement.

For the three and nine months ended June 30, 2025, the Part I incentive fee incurred under the Investment Advisory Agreement was $0.4 million (net of waiver) and $1.9 million (net of waiver), respectively. For the three and nine months ended June 30, 2024, the Part I incentive fee incurred under the Investment Advisory Agreement was $5.1 million and $22.6 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of June 30, 2025, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the three and nine months ended June 30, 2025 and 2024, the Company did not incur any capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2025 and 2024, there were no accrued capital gains incentive fees. As of June 30, 2025, the total accrued capital gains incentive fee liability was zero.
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
(unaudited)

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
For the three months ended June 30, 2025 and 2024, the Company accrued administrative expenses of $0.7 million and $0.5 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively. For the nine months ended June 30, 2025 and 2024, the Company accrued administrative expenses of $1.7 million and $1.3 million, respectively, including $0.3 million and $0.3 million of general and administrative expenses, respectively.
As of June 30, 2025 and September 30, 2024, $2.4 million and $4.1 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Net asset value per share at beginning of period	$16.75	$18.72	$18.09	$19.63
Net investment income (1)	0.38	0.54	1.37	1.63
Net unrealized appreciation (depreciation) (1)(7)	0.20	0.33	(0.98)	(0.28)
Net realized gains (losses) (1)	(0.15)	(0.85)	(0.28)	(1.06)
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	—	(0.01)
Distributions of net investment income to stockholders	(0.42)	(0.55)	(1.44)	(1.72)
Net asset value per share at end of period	$16.76	$18.19	$16.76	$18.19
Per share market value at beginning of period	$15.36	$19.66	$16.31	$20.12
Per share market value at end of period	$13.66	$18.81	$13.66	$18.81
Total return (2)	(8.39)%	(1.51)%	(7.93)%	2.13%
Common shares outstanding at beginning of period	88,086	81,396	82,245	77,225
Common shares outstanding at end of period	88,086	82,245	88,086	82,245
Net assets at beginning of period	$1,475,113	$1,524,099	$1,487,811	$1,515,764
Net assets at end of period	$1,476,469	$1,496,133	$1,476,469	$1,496,133
Average net assets (3)	$1,488,823	$1,524,503	$1,487,303	$1,524,180
Ratio of net investment income to average net assets (3)(6)	9.02%	11.76%	10.50%	11.40%
Ratio of total expenses to average net assets (3)(6)	12.69%	14.54%	12.72%	14.42%
Ratio of net expenses to average net assets (3)(6)	11.24%	13.29%	10.97%	13.75%
Ratio of portfolio turnover to average investments at fair value	4.86%	5.95%	25.59%	23.97%
Weighted average outstanding debt (4)	$1,477,143	$1,711,978	$1,595,421	$1,680,876
Average debt per share (1)	$16.77	$20.92	$18.68	$21.06
Asset coverage ratio at end of period (5)	199.86%	183.36%	199.86%	183.36%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,466.1 million and $1,743.4 million as of June 30, 2025 and 2024, respectively.
(6)	Interim periods are annualized.
(7)	The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and nine months ended June 30, 2025 and 2024 as it includes the effect of the timing of equity issuances.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$166,982		€145,846	9/11/2025	$—	$5,006	Derivative liability
Foreign currency forward contract	$5,528	C$	7,586	9/11/2025	—	51	Derivative liability
Foreign currency forward contract	$5,565		¥789,671	9/11/2025	55	—	Derivative liability
Foreign currency forward contract	$46,221		£34,538	9/11/2025	—	1,128	Derivative liability
					$55	$6,185
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$84,291	€76,394	11/7/2024	$—	$1,102	Derivative liability
Foreign currency forward contract	$53,624	£42,021	11/7/2024	—	2,739	Derivative liability
				$—	$3,841
In connection with the issuance of the 2027 Notes, 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada and BNP Paribas pursuant to ISDA Master Agreements. As of June 30, 2025 and September 30, 2024, the Company paid $15.6 million and $17.1 million, respectively, to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of June 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$14,965	Derivative liability
Interest rate swap	300,000	2/15/2029	4,293	—	Derivative liability
Interest rate swap	300,000	2/27/2030	7,910	—	Derivative asset
			$12,203	$14,965
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$20,229	Derivative liability
Interest rate swap	300,000	2/15/2029	7,227	—	Derivative liability
			$7,227	$20,229

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2025, the Company's off-balance sheet arrangements consisted of $305.3 million of unfunded commitments, which was composed of $278.2 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $278.2 million, approximately $264.4 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, the Company's off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of June 30, 2025 and September 30, 2024 is shown in the table below:

	June 30, 2025	September 30, 2024
CIELO BIDCO LIMITED	$18,505	$—
OCSI Glick JV LLC	13,998	13,998
PetVet Care Centers, LLC	13,732	13,732
107-109 Beech OAK22 LLC	13,567	11,911
Senior Loan Fund JV I, LLC	13,125	13,125
Truck-Lite Co., LLC	12,417	5,721
Integrity Marketing Acquisition, LLC	9,629	16,436
Spruce Bidco I Inc.	9,271	—
Pluralsight, LLC	8,688	8,688
Poseidon Midco AB	8,144	8,181
BioXcel Therapeutics, Inc.	7,506	9,383
Monotype Imaging Holdings Inc.	7,176	8,005
Next Holdco, LLC	7,051	7,051
Creek Parent, Inc.	6,863	—
PPW Aero Buyer, Inc.	6,399	10,235
Accession Risk Management Group, Inc.	6,275	11,019
Telephone and Data Systems, Inc.	6,273	6,273
Eyesouth Eye Care Holdco LLC	6,084	6,585
Draken International, LLC	5,873	—
AVSC Holding Corp.	5,539	—
Sorenson Communications, LLC	5,409	5,409
Kings Buyer, LLC	5,405	3,277
ASP Integrity Acquisition Co LLC	5,231	—
PAI Financing Merger Sub LLC	5,210	—
SumUp Holdings Luxembourg	5,101	5,101
Everbridge, Inc.	5,043	5,043
Digital.AI Software Holdings, Inc.	5,038	6,045
MRI Software LLC	4,752	6,972
TBRS, Inc.	4,732	—
LDS Buyer, LLC	4,654	—
Verona Pharma, Inc.	4,568	14,846
Mindbody, Inc.	4,026	5,238
WP CPP Holdings, LLC	3,272	3,272
F&M Buyer LLC	3,212	—

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2025	September 30, 2024
Inventus Power, Inc.	$3,160	$3,792
Spanx, LLC	3,092	3,092
Legends Hospitality Holding Company, LLC	2,940	4,651
Berner Food & Beverage, LLC	2,766	1,007
Grand River Aseptic Manufacturing, Inc.	2,594	—
Kite Midco II Inc.	2,374	—
Enverus Holdings, Inc.	2,227	3,014
Crewline Buyer, Inc.	2,180	2,180
Coupa Holdings, LLC	2,075	2,075
Nellson Nutraceutical, LLC	1,999	—
Oranje Holdco, Inc.	1,904	1,904
Minotaur Acquisition, Inc.	1,882	1,882
iCIMs, Inc.	1,839	5,802
Grove Hotel Parcel Owner, LLC	1,762	1,762
USIC Holdings, Inc.	1,705	1,938
Optimizely North America Inc.	1,694	—
Establishment Labs Holdings Inc.	1,692	3,384
Evergreen IX Borrower 2023, LLC	1,626	1,626
Protein For Pets Opco, LLC	1,545	2,117
Galileo Parent, Inc.	1,524	1,163
Sierra Enterprises, LLC	1,424	—
Centralsquare Technologies, LLC	1,404	1,436
Lightbox Intermediate, L.P.	1,268	—
Dialyze Holdings, LLC	1,232	—
MHE Intermediate Holdings, LLC	1,071	1,786
Icefall Parent, Inc.	995	995
Finastra USA, Inc.	976	654
Salus Workers' Compensation, LLC	869	3,102
Telestream 2 LLC	745	—
LSL Holdco, LLC	424	636
All Web Leads, Inc.	360	240
ASP-R-PAC Acquisition Co LLC	170	166
Amspec Parent LLC	—	9,372
Quantum Bidco Limited	—	6,311
Dominion Diagnostics, LLC	—	5,574
Avalara, Inc.	—	5,047
ACESO Holding 4 S.A.R.L.	—	4,700
Accupac, Inc.	—	4,051
Delta Leasing SPV II LLC	—	3,581
107 Fair Street LLC	—	3,507
Harrow, Inc.	—	3,438
PRGX Global, Inc.	—	3,127
Acquia Inc.	—	1,625
SIO2 Medical Products, Inc.	—	1,584
Supreme Fitness Group NY Holdings, LLC	—	1,552
112-126 Van Houten Real22 LLC	—	1,077
SVP-Singer Holdings Inc.	—	621
Telestream Holdings Corporation	—	244
Total	$305,286	$311,361

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2025, except as discussed below.
Distribution Declaration
On July 28, 2025, the Company’s Board of Directors declared a quarterly distribution of $0.40 per share, payable in cash on September 30, 2025 to stockholders of record on September 15, 2025.

Oaktree Specialty Lending Corporation                    Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2025
(unaudited)

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2024	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2025	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	(1,749)	25,889	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		—	—	3,357	220	—	3,577	0.2%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	12,247	—	(1,781)	10,466	0.7%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$—	1	—	11,360	2,570	(13,930)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	12	—	(1,028)	1,028	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%			8/28/2025		—	—	—	4,546	1,028	(5,574)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		6,967	—	—	—	5,351	—	5,351	0.4%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,465	—	—	—	13,182	(13,182)	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.93%		10/20/2028		58,349	—	5,098	48,896	1,065	(2,897)	47,064	3.2%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.43%		12/29/2028		112,656	—	9,922	112,656	—	—	112,656	7.6%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	1,925	22,541	—	(7,660)	14,881	1.0%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,645	—	103	3,332	139	(2,374)	1,097	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		19,586	—	759	17,907	764	(12,778)	5,893	0.4%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,883	—	144	3,550	144	(2,526)	1,168	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,750	—	54	1,600	54	(1,127)	527	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,702	—	25	—	1,608	(1,096)	512	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		816	—	—	—	847	(31)	816	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		800	—	—	—	801	(1)	800	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	20,802	—	(20,802)	—	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$222,619	$13	$18,030	$289,404	$28,801	$(87,508)	$230,697	15.6%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.40%	2.00%	9/29/2026		1,811	1	141	1,741	50	(58)	1,733	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.40%	2.00%	3/29/2027		3,693	—	307	3,463	99	(47)	3,515	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,816	—	—	3,183	81	—	3,264	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.40%		3/30/2026		1,440	—	117	1,506	20	(140)	1,386	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	1,622	—	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	1,246	250	—	1,496	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2024	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2025	% of Total Net Assets
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		$5,236	$28	$—	$4,087	$—	$(696)	$3,391	0.2%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		21,622	449	—	18,235	—	(2,994)	15,241	1.0%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		(288)	—	594	281	(875)	—	—%
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	10.54%		6/7/2028		17,123	—	120	—	17,123	—	17,123	1.2%
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	8.25%			6/7/2028		—	—	—	—	—	—	—	—%
Telestream 2 LLC	Application Software	Common Stock						744,491		—	—	—	7,207	—	7,207	0.5%
Total Affiliate Investments									$54,741	$190	$685	$35,677	$25,111	$(4,810)	$55,978	3.8%
Total Control & Affiliate Investments									$277,360	$203	$18,715	$325,081	$53,912	$(92,318)	$286,675	19.4%
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

Business Environment and Developments

Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain, including ongoing conflict in the Middle East, signs of an economic slowdown outside the United States and threats of tariffs and a trade war. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of June 30, 2025 and September 30, 2024 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of June 30, 2025, 97.5% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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
As of June 30, 2025, we held $2,809.4 million of investments at fair value, down from $3,021.3 million held at September 30, 2024, primarily driven by investment repayments and net realized and unrealized losses on the investment portfolio during the nine months ended June 30, 2025. As of June 30, 2025 and September 30, 2024, approximately 94.8% and 94.5%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2025, there were ten investments on non-accrual status that in the aggregate represented 6.6% and 3.2% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively.
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
During the nine months ended June 30, 2025, we originated $752.3 million of investment commitments in 34 new and 22 existing portfolio companies and funded $750.4 million of investments.
During the nine months ended June 30, 2025, we received $881.2 million of proceeds from prepayments, exits, other paydowns and sales and exited 29 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2025	September 30, 2024
Cost:
Senior secured debt	81.17%	83.14%
Debt investments in the JVs	5.49	5.23
Common equity and warrants	4.66	4.28
Subordinated debt	4.60	3.44
Preferred equity	2.26	2.17
LLC equity interests of the JVs	1.82	1.74
Total	100.00%	100.00%

	June 30, 2025	September 30, 2024
Fair value:
Senior secured debt	83.40%	85.21%
Debt investments in the JVs	5.69	5.35
Subordinated debt	4.92	3.64
Common equity and warrants	2.85	2.85
Preferred equity	2.61	2.20
LLC equity interests of the JVs	0.53	0.75
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2025	September 30, 2024
Cost:
Application Software	17.46%	16.85%
Multi-Sector Holdings (1)	8.04	7.26
Health Care Services	5.05	4.77
Pharmaceuticals	4.22	3.01
Interactive Media & Services	4.15	3.04
Aerospace & Defense	4.08	2.32
Health Care Equipment	3.01	0.92
Specialized Consumer Services	2.74	0.82
Health Care Technology	2.44	3.37
Diversified Financial Services	2.31	2.12
Metal, Glass & Plastic Containers	2.29	2.06
Environmental & Facilities Services	2.20	2.07
Airport Services	2.18	2.01
Life Sciences Tools & Services	1.88	—
Soft Drinks & Non-alcoholic Beverages	1.87	1.36
Real Estate Operating Companies	1.78	2.32
Systems Software	1.71	1.25
Specialized Finance	1.69	1.44
Communications Equipment	1.47	1.49
Biotechnology	1.40	1.39
Diversified Support Services	1.40	2.54
Automotive Retail	1.38	1.30
Internet Services & Infrastructure	1.35	1.70
Personal Care Products	1.31	2.02
Data Processing & Outsourced Services	1.16	2.55
Electrical Components & Equipment	1.11	1.04
Packaged Foods & Meats	1.10	0.63
Construction Machinery & Heavy Transportation Equipment	1.03	0.82
Insurance Brokers	1.02	0.61
Construction & Engineering	0.99	1.00
Cable & Satellite	0.93	—
Health Care Distributors	0.92	1.92
Research & Consulting Services	0.91	—
Office Services & Supplies	0.90	1.24
Home Improvement Retail	0.82	1.59
Industrial Machinery & Supplies & Components	0.81	2.63
Wireless Telecommunication Services	0.80	0.77
Movies & Entertainment	0.79	0.98
Gold	0.78	0.75
Broadline Retail	0.77	0.71
Hotels, Resorts & Cruise Lines	0.68	0.66
Diversified Chemicals	0.66	—
Property & Casualty Insurance	0.66	—
Real Estate Services	0.64	1.76
Oil & Gas Storage & Transportation	0.64	0.61
Education Services	0.60	0.26
Apparel Retail	0.59	0.57
Health Care Supplies	0.56	0.46
Real Estate Development	0.53	1.22
Air Freight & Logistics	0.45	—
Building Products	0.42	—
Advertising	0.38	0.36
Alternative Carriers	0.29	—
Financial Exchanges & Data	0.26	0.26
Paper & Plastic Packaging Products & Materials	0.14	0.58
Housewares & Specialties	0.09	0.09
Home Furnishings	0.08	0.77
Distributors	0.06	0.06
Leisure Facilities	0.02	1.21
Fertilizers & Agricultural Chemicals	—	1.74
Diversified Metals & Mining	—	1.59
Other Specialty Retail	—	1.17
Passenger Airlines	—	0.80
Specialty Chemicals	—	0.62
Food Distributors	—	0.47
Integrated Telecommunication Services	—	0.07
Total	100.00%	100.00%

	June 30, 2025	September 30, 2024
Fair value:
Application Software	18.03%	17.34%
Multi-Sector Holdings (1)	7.00	6.41
Interactive Media & Services	4.52	3.21
Pharmaceuticals	4.51	3.04
Aerospace & Defense	4.44	2.46
Health Care Services	4.14	4.23
Health Care Technology	3.34	3.47
Specialized Consumer Services	2.93	0.85
Diversified Financial Services	2.50	2.20
Health Care Equipment	2.31	0.87
Environmental & Facilities Services	2.25	2.12
Life Sciences Tools & Services	2.02	0.00
Soft Drinks & Non-alcoholic Beverages	1.98	1.41
Airport Services	1.93	1.83
Systems Software	1.85	1.32
Specialized Finance	1.80	1.47
Real Estate Operating Companies	1.79	2.36
Biotechnology	1.58	1.52
Communications Equipment	1.57	1.55
Diversified Support Services	1.49	2.67
Internet Services & Infrastructure	1.46	1.75
Automotive Retail	1.40	1.29
Personal Care Products	1.31	1.90
Packaged Foods & Meats	1.18	0.66
Electrical Components & Equipment	1.17	1.07
Construction Machinery & Heavy Transportation Equipment	1.11	0.88
Insurance Brokers	1.10	0.64
Construction & Engineering	1.04	1.03
Research & Consulting Services	0.97	—
Cable & Satellite	0.97	—
Health Care Distributors	0.95	1.95
Data Processing & Outsourced Services	0.93	2.44
Industrial Machinery & Supplies & Components	0.92	2.81
Office Services & Supplies	0.90	1.26
Gold	0.89	0.83
Wireless Telecommunication Services	0.88	0.80
Movies & Entertainment	0.86	1.02
Diversified Chemicals	0.81	—
Broadline Retail	0.76	0.75
Hotels, Resorts & Cruise Lines	0.72	0.67
Property & Casualty Insurance	0.70	—
Real Estate Services	0.69	1.79
Apparel Retail	0.63	0.60
Education Services	0.62	0.27
Health Care Supplies	0.60	0.47
Real Estate Development	0.57	1.27
Oil & Gas Storage & Transportation	0.50	0.52
Air Freight & Logistics	0.49	—
Building Products	0.45	—
Leisure Facilities	0.42	1.24
Advertising	0.41	0.38
Metal, Glass & Plastic Containers	0.38	1.56
Alternative Carriers	0.34	—
Financial Exchanges & Data	0.29	0.27
Home Improvement Retail	0.19	1.61
Paper & Plastic Packaging Products & Materials	0.14	0.61
Distributors	0.10	0.07
Home Furnishings	0.09	0.31
Housewares & Specialties	0.08	0.08
Fertilizers & Agricultural Chemicals	—	1.81
Diversified Metals & Mining	—	1.67
Other Specialty Retail	—	1.31
Passenger Airlines	—	0.88
Specialty Chemicals	—	0.64
Food Distributors	—	0.51
Integrated Telecommunication Services	—	0.05
Total	100.00%	100.00%
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
As of June 30, 2025 and September 30, 2024, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of June 30, 2025 and September 30, 2024, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of June 30, 2025 and September 30, 2024, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of June 30, 2025 and September 30, 2024. We earned interest income of $3.3 million and $9.9 million on the SLF JV I Notes for the three and nine months ended June 30, 2025, respectively. The Company earned interest income of $3.5 million and $10.7 million on the SLF JV I Notes for the three and nine months ended June 30, 2024, respectively. As of June 30, 2025, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $14.9 million, respectively, as of June 30, 2025, and $54.8 million and $22.5 million, respectively, as of September 30, 2024. We earned $0.5 million and $1.9 million in dividend income for the three and nine months ended June 30, 2025, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $1.4 million and $4.2 million in dividend income for the three and nine months ended June 30, 2024, respectively, with respect to its investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Senior secured loans (1)	$339,147	$330,094
Weighted average interest rate on senior secured loans (2)	8.52%	9.56%
Number of borrowers in SLF JV I	52	48
Largest exposure to a single borrower (1)	$10,416	$10,495
Total of five largest loan exposures to borrowers (1)	$49,904	$49,413
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
As of June 30, 2025 and September 30, 2024, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of June 30, 2025 and September 30, 2024, of which $73.5 million was from us. As of each of June 30, 2025 and September 30, 2024, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of June 30, 2025 and September 30, 2024, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $52.7 million and $47.1 million, respectively, as of June 30, 2025. The cost and fair value of our aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. For the three and nine months ended June 30, 2025, our investment in the Glick JV Notes earned interest income of $1.7 million and $5.1 million, respectively. For the three and nine months ended June 30, 2024, our investment in the Glick JV Notes earned interest income of $1.8 million and $5.4 million, respectively. We did not earn any dividend income for the three and nine months ended June 30, 2025 and 2024 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Senior secured loans (1)	$111,423	$125,405
Weighted average current interest rate on senior secured loans (2)	8.83%	9.65%
Number of borrowers in the Glick JV	42	44
Largest loan exposure to a single borrower (1)	$4,316	$5,898
Total of five largest loan exposures to borrowers (1)	$20,426	$22,152
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
Comparison of Three and Nine Months ended June 30, 2025 and June 30, 2024
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended June 30, 2025 and 2024 was $75.3 million and $95.0 million, respectively. For the three months ended June 30, 2025, this amount consisted of $74.5 million of interest income from portfolio investments (which included $5.1 million of PIK interest), $0.3 million of fee income and $0.5 million of dividend income. For the three months ended June 30, 2024, this amount consisted of $92.1 million of interest income from portfolio investments (which included $6.1 million of PIK interest), $1.5 million of fee income and $1.4 million of dividend income. The decrease of $19.7 million, or 20.7%, in our total investment income for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was due primarily to a $17.6 million decrease in interest income, which resulted from decreases in reference rates, the impact of certain investments that were placed on non-accrual status and a smaller investment portfolio, $1.2 million of lower fee income driven by lower prepayment and amendment fees and a $0.9 million decrease in dividend income primarily driven by our investment in SLF JV I.
Total investment income for the nine months ended June 30, 2025 and 2024 was $239.5 million and $287.0 million, respectively. For the nine months ended June 30, 2025, this amount consisted of $233.7 million of interest income from portfolio investments (which included $15.3 million of PIK interest), $3.7 million of fee income and $2.1 million of dividend income. For the nine months ended June 30, 2024, this amount consisted of $277.4 million of interest income from portfolio investments (which included $14.8 million of PIK interest), $5.3 million of fee income and $4.2 million of dividend income. The decrease of $47.5 million, or 16.5%, in our total investment income for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, was due primarily to a $43.8 million decrease in interest income, which resulted from decreases in reference rates, the impact of certain investments that were placed on non-accrual status and a smaller investment portfolio, a $2.1 million decrease in dividend income primarily driven by our investment in SLF JV I and $1.6 million of lower fee income driven by lower prepayment and amendment fees.
Net expenses (i.e., expenses net of fee waivers) for the three months ended June 30, 2025 and 2024 were $41.7 million and $50.4 million, respectively. Net expenses decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, by $8.7 million, or 17.2%. The decrease in net expenses was primarily driven by a $4.7 million reduction in Part I incentive fees (net of waivers) due to the implementation of a total return hurdle, $3.1 million of lower management fees (net of waivers) and $1.5 million of lower interest expense due to decrease in reference rates and a lower average borrowings outstanding, partially offset by $0.3 million increase in professional fees.
Net expenses (i.e., expenses net of fee waivers) for the nine months ended June 30, 2025 and 2024 were $122.1 million and $156.8 million, respectively. Net expenses decreased for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, by $34.8 million, or 22.2%. The decrease in net expenses was primarily driven by a $20.7 million reduction in Part I incentive fees (net of waivers) due to the implementation of a total return hurdle, $8.4 million of lower management fees (net of waivers) and $6.8 million of lower interest expense due to decrease in reference rates and a lower average borrowings outstanding, partially offset by $0.9 million increase in general and administrative expenses and $0.3 million increase in administrator expense.
Net Investment Income
Net investment income for the three months ended June 30, 2025 decreased by $11.1 million compared to the three months ended June 30, 2024, as a result of the $19.7 million decrease in total investment income, partially offset by a $8.7 million decrease in net expenses.
Net investment income for the nine months ended June 30, 2025 decreased by $13.3 million compared to the nine months ended June 30, 2024, as a result of the $47.5 million decrease in total investment income and a $0.6 million increase in the provision for taxes on net investment income, partially offset by a $34.8 million decrease in net expenses.

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
During the three months ended June 30, 2025 and 2024, we recorded aggregate net realized losses of $13.4 million and $69.5 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. During the nine months ended June 30, 2025 and 2024, we recorded aggregate net realized losses of $24.0 million and $84.5 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2025 and 2024.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2025 and 2024, we recorded net unrealized appreciation of $18.6 million and $26.2 million, respectively. For the three months ended June 30, 2025, this consisted of $14.2 million of net unrealized appreciation on equity investments, $1.9 million of net unrealized appreciation of foreign currency forward contracts, $1.5 million of net unrealized appreciation on debt investments and $0.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the three months ended June 30, 2024, this consisted of $83.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.1 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $38.6 million of net unrealized depreciation on debt investments and $19.9 million of net unrealized depreciation on equity investments.
During the nine months ended June 30, 2025 and 2024, we recorded net unrealized depreciation of $83.1 million and $24.1 million, respectively. For the nine months ended June 30, 2025, this consisted of $88.6 million of net unrealized depreciation on debt investments, $13.8 million of net unrealized depreciation on equity investments and $2.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $21.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses). For the nine months ended June 30, 2024, this consisted of $49.6 million of net unrealized depreciation on debt investments, $30.5 million of net unrealized depreciation on equity investments and $4.5 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $60.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2025, we had $1,466.1 million in senior securities and our asset coverage ratio was 199.86%. As of June 30, 2025, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 0.93x.
For the nine months ended June 30, 2025, we experienced a net increase in cash and cash equivalents (including restricted cash) of $1.3 million. During that period, net cash provided by operating activities was $227.0 million, primarily from $871.8 million of principal payments and sale proceeds received and the cash activities related to $116.8 million of net investment income, partially offset by funding $739.4 million of investments and $9.1 million of net decreases in payables from unsettled transactions. During the same period, net cash used in financing activities was $229.1 million, primarily consisting of $114.1 million of cash distributions paid to our stockholders, $200.0 million of net repayments under our credit facilities, partially offset by $103.0 million of proceeds from issuance of shares.
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
As of June 30, 2025, we had $79.8 million in cash and cash equivalents, portfolio investments (at fair value) of $2.8 billion, $23.3 million of interest, dividends and fees receivable, $0.3 million of due from portfolio companies, $650.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $11.0 million of net receivables from unsettled transactions, $510.0 million of borrowings outstanding under our credit facilities and $937.6 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2025, our only off-balance sheet arrangements consisted of $305.3 million of unfunded commitments, which was composed of $278.2 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $278.2 million, approximately $264.4 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, our only off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of June 30, 2025, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the OSI2 Citibank Facility, the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes (each as defined below):

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of June 30, 2025	Weighted average debt outstanding for the nine months ended June 30, 2025	Maximum debt outstanding for the nine months ended June 30, 2025
Syndicated Facility	$430,000	$510,000	$463,956	$630,000
OSI2 Citibank Facility	280,000	—	183,663	305,000
2025 Notes	300,000	—	161,538	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
2030 Notes	—	300,000	136,264	300,000
Total debt	$1,660,000	$1,460,000	$1,595,421

The following table reflects our contractual obligations arising from the Syndicated Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes:

	Payments due by period as of June 30, 2025
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$510,000	$—	$—	$510,000
Interest due on Syndicated Facility	153,099	32,060	64,120	56,919
2027 Notes	350,000	—	350,000	—
Interest due on 2027 Notes (a)	35,217	22,791	12,426	—
2029 Notes	300,000	—	—	300,000
Interest due on 2029 Notes (a)	81,215	22,355	44,711	14,149
2030 Notes	300,000	—	—	300,000
Interest due on 2030 Notes (a)	91,288	19,565	39,131	32,592
Total	$1,820,819	$96,771	$510,388	$1,213,660
__________
(a) The interest due on the 2027 Notes, the 2029 Notes and the 2030 Notes was calculated net of the interest rate swaps.
Equity Issuances
During the three and nine months ended June 30, 2024, we issued 100,029 and 295,484 shares of common stock, respectively, as part of the DRIP.
We are party to an equity distribution agreement, dated February 7, 2022, as amended, by and among us, Oaktree and Oaktree Administrator and Keefe, Bruyette & Woods, Inc., Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and SMBC Nikko Securities America, Inc., pursuant to which we may offer and sell shares of our common stock from time to time having an aggregate offering price of up to $300.0 million under our current shelf registration statement. Sales of the common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or similar securities exchanges or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
In connection with the "at the market" offering, we issued and sold 168,055 shares of common stock during the nine months ended June 30, 2025 for net proceeds of $3.0 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	168,055	$2,987	$26	$2,960	$17.77
(1) Net proceeds excludes offering costs of less than $0.1 million.
(2) Represents the gross sales price, including supplemental payments by Oaktree, before deducting placement agent fees and estimated offering expenses.

In connection with the at-the-market offering, an affiliate of Oaktree made supplemental payments to us in an amount equal to $0.3 million during the nine months ended June 30, 2025 to ensure that the sales price per share of common stock was not less than our current net asset value per share. These amounts are included in gross proceeds in the table above.
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

On January 31, 2025, we and Oaktree Capital I, L.P., an affiliate of Oaktree, entered into a purchase agreement pursuant to which Oaktree Capital I, L.P. purchased 5,672,149 shares of our common stock on February 3, 2025 for an aggregate purchase price of $100.0 million. These shares were sold at $17.63 per share, which was our net asset value per share January 31, 2025 as calculated in accordance with Section 23 of the Investment Company Act. Oaktree Capital I, L.P. has agreed not to sell the shares acquired in this transaction through February 3, 2026.
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$ 32.0 million		53,369	(2)	$ 1.1 million
Special	November 10, 2022	December 15, 2022	December 30, 2022	0.42	24.8 million		41,510	(2)	0.8 million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	0.55	41.1 million		68,412	(1)	1.3 million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	0.55	41.3 million		57,279	(1)	1.1 million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	0.55	40.9	million	76,766	(2)	1.5 million
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	0.55	41.7	million	87,472	(2)	1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(1)	1.6	million
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	0.55	43.8	million	94,970	(1)	1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	0.40	31.5	million	234,752	(1)	3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	0.07	5.6	million	41,082	(1)	0.6	million
Quarterly	April 28, 2025	June 16, 2025	June 30, 2025	0.40	31.6	million	256,343	(1)	3.6	million
Supplemental	April 28, 2025	June 16, 2025	June 30, 2025	0.02	1.6	million	12,817	(1)	0.2	million
 ______________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of June 30, 2025, (i) the size of the our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.160 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.50 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on April 8, 2029 and the maturity date was April 8, 2030 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at our option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.

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
The following table describes significant financial covenants, as of June 30, 2025, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2025 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $600 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after May 6, 2020	$819 million	$1,475 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.98:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$941 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of June 30, 2025 and September 30, 2024, we had $510.0 million and $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $510.0 million and $430.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.533% and 7.576% for the nine months ended June 30, 2025 and 2024, respectively. For the three and nine months ended June 30, 2025, we recorded interest expense (inclusive of fees) of $9.7 million and $27.5 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2024, we recorded interest expense (inclusive of fees) of $10.2 million and $29.3 million, respectively, related to the Syndicated Facility.

OSI2 Citibank Facility
On January 23, 2023, we became party to a revolving credit facility, or, as amended and/or restated from time to time, the OSI2 Citibank Facility, with OSI 2 Senior Lending SPV, LLC, our wholly-owned and consolidated subsidiary, as the borrower, us, as collateral manager, each of the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent. On May 14, 2025, we repaid all outstanding borrowings under the OSI2 Citibank Facility, following which the OSI2 Citibank Facility was terminated. Obligations under the OSI2 Citibank Facility would have otherwise matured on January 26, 2029.
In connection with the termination of the OSI2 Citibank Facility, we accelerated $3.1 million of deferred financing costs into interest expense during the three and nine months ended June 30, 2025.
As of September 30, 2024, we had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 6.741% and 8.029% for the nine months ended June 30, 2025 and 2024, respectively. For the three and nine months ended June 30, 2025, we recorded interest expense (inclusive of fees) of $4.5 million and $14.4 million, respectively, related to the OSI2 Citibank Facility. For the three and nine months ended June 30, 2024, we recorded interest expense (inclusive of fees) of $6.1 million and $18.1 million, respectively, related to the OSI2 Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025			As of September 30, 2024
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$350.0	$300.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(1.2)	(2.4)	(3.5)	(0.3)	(1.8)	(2.9)
Unaccreted discount	(0.3)	(2.3)	—	(0.2)	(0.4)	(2.7)
Interest rate swap fair value adjustment	(14.9)	4.3	7.9	—	(20.2)	7.2
Net carrying value	$333.6	$299.6	$304.4	$299.5	$327.6	$301.6
Fair Value	$335.7	$309.2	$301.0	$298.1	$327.7	$312.3

The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes for the three and nine months ended June 30, 2025:

	2025 Notes		2027 Notes		2029 Notes		2030 Notes
($ in millions)	Three months ended June 30, 2025	Nine months ended June 30, 2025	Three months ended June 30, 2025	Nine months ended June 30, 2025	Three months ended March 31, 2025	Nine months ended June 30, 2025	Three months ended March 31, 2025	Nine months ended June 30, 2025
Coupon interest	$—	$4.2	$2.4	$7.1	$5.3	$16.0	$4.8	$6.6
Amortization of financing costs and discount	—	0.5	0.2	0.7	0.3	0.9	0.2	0.3
Effect of interest rate swap	—	—	3.2	10.1	0.3	1.4	0.2	0.2
Total interest expense	$—	$4.7	$5.8	$17.9	$5.9	$18.3	$5.2	$7.1
Coupon interest rate (net of effect of interest rate swaps)	3.500%	3.500%	6.280%	6.458%	7.450%	7.650%	6.515%	6.514%
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
To maintain RIC tax treatment, we must, among other things, distribute (or be deemed to distribute) dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar year 2023 or 2024. We do not expect to incur a U.S. federal excise tax for calendar year 2025.
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
Recent Developments
Distribution Declaration
On July 28, 2025, our Board of Directors declared a quarterly distribution of $0.40 per share, payable in cash on September 30, 2025 to stockholders of record on September 15, 2025.

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
As of June 30, 2025, 90.9% of our debt investment portfolio (at fair value) and 90.5% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2024, 88.4% of our debt investment portfolio (at fair value) and 88.7% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2025 and September 30, 2024, was as follows:

	June 30, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$393,351	16.4%	$388,959	15.5%
>0% and <1%	851,760	35.5%	682,572	27.1%
1%	1,040,641	43.3%	1,230,504	48.9%
>1%	115,829	4.8%	214,281	8.5%
Total Floating Rate Investments	$2,401,581	100.0%	$2,516,316	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$60,355	$(36,500)	$23,855
200	48,284	(29,200)	19,084
150	36,213	(21,900)	14,313
100	24,142	(14,600)	9,542
50	12,071	(7,300)	4,771

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,031)	$7,300	$(4,731)
100	(23,956)	14,600	(9,356)
150	(35,727)	21,900	(13,827)
200	(47,290)	29,200	(18,090)
250	(58,307)	36,500	(21,807)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2025 and September 30, 2024:

	June 30, 2025		September 30, 2024
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$19,679	$—	$34,597	$—
Prime rate	4,900	—	2,938	—
EURIBOR
30 day	€24,375	—	—	—
90 day	83,137	—	€59,736	—
180 day	29,685	—	16,817	—
SOFR
30 day	$839,515	510,000	$868,595	430,000
90 day (a)	1,422,247	950,000	1,569,212	930,000
180 day	87,747	—	42,058	—
SONIA	£17,064	—	£41,394	—
CORRA
30 day	$7,448	—	—	—
TONA	¥796,342	—	—	—
Fixed rate	$277,658	—	$337,797	300,000
__________
(a)Borrowings include the 2027 Notes, 2029 Notes and 2030 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

10.1	Amendment No. 7 and Limited Waiver to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 8, 2025, by and among the Registrant, as borrower, the lenders party thereto and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on April 11, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1*	Custody Agreement with the Bank of New York Mellon.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: August 4, 2025