Form 10-K
period 2025-09-30
Oaktree Specialty Lending Corp
filed 2025-11-18
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2025 was $1,231.0 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded shares held by its current directors and officers. The registrant had 88,085,523 shares of common stock outstanding as of November 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2025

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
Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first lien loans (which may include "unitranche" loans and "last out" first lien loans, which are loans that are second priority behind "first out" first lien loans), and second lien loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. Our portfolio may also include certain structured finance and other non-traditional structures. We invest in companies that typically possess resilient business models with strong underlying fundamentals. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Adviser’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company.
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
Our portfolio totaled $2.8 billion at fair value as of September 30, 2025 and was composed of 143 portfolio companies. These included debt investments in 124 companies, equity investments in 35 companies and our investments in Senior Loan Fund JV I, LLC, or SLF JV I, a joint venture through which we and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, co-invest in senior secured loans of middle-market companies and other corporate debt securities, and OCSI Glick JV LLC, or the Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies. 18 of our equity investments were in companies in which we also had a debt investment. At fair value, 94.6% of our portfolio consisted of debt investments, including our debt investments in SLF JV I and Glick JV, and 85.9% of our portfolio consisted of senior secured loans as of September 30, 2025. The weighted average annual yield of our debt investments at fair value as of September 30, 2025, including the return on our debt investments in SLF JV I and Glick JV, was approximately 9.8%, including 8.9% representing cash payments. The weighted average annual yield of our total investments at fair value as of September 30, 2025, including the return on our debt investments and equity investments, was approximately 9.4%. The weighted average annual yield of our debt investments and total investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders. See “—Investments—SLF JV I” and “—Investments—Glick JV ” below for additional information regarding our investments in SLF JV I and Glick JV.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. We generally expect to target a long-term debt to equity ratio of 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding). As of September 30, 2025, we had a net debt to equity ratio of 0.97x (i.e., one dollar of equity for each $0.97 of debt outstanding). At a special meeting of stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity.
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
Oaktree is a leader among global investment managers specializing in alternative investments. Formed in April 1995 and headquartered in Los Angeles, California, Oaktree’s senior executives and Investment Team have focused on less efficient markets and alternative investments for the past 39 years. Oaktree’s origins in private credit began in the mezzanine financing space providing junior capital primarily to private equity-owned companies beginning in 2001. Oaktree has developed over 200 sponsor relationships since then, and over 81% of sponsor backed deals have been done with sponsors with whom Oaktree has previously transacted. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in real estate, opportunistic credit, corporate debt (including mezzanine finance, high yield debt and senior loans), control investing, convertible securities, listed equities and multi-strategy solutions.
The primary firm-wide goal of our Adviser and OCM is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Oaktree believes that its defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed Oaktree to attract and retain a talented group of investment professionals, or the Investment Professionals, as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2025, Oaktree had more than 1,400 professionals in 26 cities and 18 countries, including a deep and broad credit platform drawing from more than 375 highly experienced investment professionals with significant origination, structuring and underwriting expertise. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of approximately 40 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Co-Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in the discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
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

Oaktree’s Ownership
Oaktree’s asset management business is indirectly controlled by Oaktree Capital Holdings, LLC, or OCH (which changed its name on March 15, 2024 from Atlas OCM Holdings, LLC). As of September 30, 2025, approximately 74% of our business is indirectly owned by Brookfield Corporation and Brookfield Asset Management Ltd., which we refer to collectively as Brookfield, and the remaining approximately 26% is owned by current and former Oaktree executives and employees (including certain related persons and trusts/investment entities). Brookfield’s ownership interest in our business is held through Brookfield Oaktree Holdings, LLC, or BOH, OCH and related entities. The current and former Oaktree executives and employees (including certain related persons and trusts/investment entities) hold their interests through Oaktree Capital Group Holdings, L.P., or OCGH, Oaktree Equity Plan, L.P. and Oaktree Equity Plan II, L.P.
Brookfield Asset Management Transaction
On March 13, 2019, Brookfield Asset Management Inc., or Brookfield Inc., and OCGH announced that they had entered into an agreement pursuant to which Brookfield Inc. would acquire a majority interest in Oaktree’s business. The transaction closed on September 30, 2019. Upon the closing of the transaction, Brookfield Inc. acquired approximately 61.2% of the Oaktree business and BOH’s Class A common units ceased to be publicly traded. In addition to acquiring all outstanding Class A common units held by the public, Brookfield Inc. purchased all remaining equity interests held by the outside institutional investors who had acquired equity in 2004 and 2007 and a portion of the non-public equity interests held by current and former Oaktree executives and employees. Both Brookfield Inc. and Oaktree continue to operate their respective businesses independently, partnering to leverage their strengths, with each remaining under its prior brand and led by its prior management and investment teams. In connection with the 2019 transaction, Brookfield Inc. agreed to purchase the remainder of Oaktree’s business over a number of years from the current and former Oaktree executives and employees who own those equity interests. Such sales have occurred annually since 2020, with Brookfield Inc. acquiring an incremental 13.0% interest in Oaktree’s business.
As part of the 2019 transaction, after an initial period of up to seven years from the date of the transaction closing, Brookfield would have had the right to appoint a majority of Oaktree's board of directors and assume control of Oaktree's business if it chose to do so. On October 13, 2025, Oaktree and Brookfield announced that they have agreed on a proposed transaction whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own such that, upon completion of the proposed transaction, Brookfield will own 100% of Oaktree. The transaction is expected to close in the first quarter of 2026. Following the closing of such transaction, Brookfield will have the right to appoint a majority of Oaktree's board of directors and assume control of Oaktree's business if it chooses to do so.
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
Screen
We expect to be highly selective in making new investments. The initial screening process will typically include a review of the proposed capital structure of the prospective portfolio company, including level of assets or enterprise value coverage, an assessment by our Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model and a review of forecasted financial statements and liquidity profile. In addition, our Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
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
Investments
Debt Investments
At fair value, 94.6% of our portfolio consisted of debt investments and 85.9% of our portfolio consisted of senior secured loans as of September 30, 2025. Our debt investments generally consist of the following:

•First Lien Loans.    Our first lien loans (including the “last out” portions of such loans) generally have terms of three to seven years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit. “Last out” portions of loans have a second priority behind “first out” portions of the loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” portion of a loan are set forth in an agreement among lenders, which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through the arrangement among lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject.

•Unitranche Loans.    Our unitranche loans (including the “last out” portions of such loans) generally have terms of five to seven years and provide for a variable or fixed interest rate, contain prepayment penalties and are generally secured by a first priority security interest in all existing and future assets of the borrower. Our unitranche loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit. Unitranche loans typically provide a borrower with all of its capital except for common equity, often with higher interest rates than those associated with traditional first lien loans.

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

•Bonds.  We may selectively invest in high yield corporate bonds issued by middle-market companies that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. The bonds in which we may invest are expected to have terms of five to eight years and provide for fixed interest rate payments. Certain of these bonds may not secured by any assets of the issuer.
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
SLF JV I
We and Kemper co-invest through SLF JV I, an unconsolidated Delaware limited liability company, or LLC. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2025, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of September 30, 2025, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional subordinated notes issued by SLF JV I, or the SLF JV I Notes, and approximately $3.3 million was to fund LLC equity interests in SLF JV I. Additionally, SLF JV I has a revolving credit facility with Bank of America, N.A., or the SLF JV I Facility, which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2025. Borrowings under the SLF JV I Facility are secured by all of the assets of a special purpose financing subsidiary of SLF JV I. SLF JV I is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required). As of September 30, 2025, our investment in SLF JV I was approximately $124.6 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
Glick JV
On March 19, 2021, as a result of the consummation of the OCSI Merger, we became party to the LLC agreement of the Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. Approximately $84.0 million in aggregate commitments was funded to the Glick JV as of September 30, 2025, of which $73.5 million was from us. As of September 30, 2025, we had aggregate unfunded commitments to Glick JV of approximately $14.0 million, of which approximately $12.4 million was to fund additional subordinated notes issued by the Glick JV, or the Glick JV Notes, and approximately $1.6 million was to fund LLC equity interests in the Glick JV. The Glick JV has a revolving credit facility with Bank of America, N.A., or the Glick JV Facility, which permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations) as of September 30, 2025. Borrowings under the Glick JV Facility are secured by all of the assets of a special purpose financing subsidiary of Glick JV. The Glick JV is managed by a four-person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). As of September 30,

2025, our investment in the Glick JV was approximately $46.1 million at fair value. We do not consolidate Glick JV in our Consolidated Financial Statements.
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
Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement. The investment advisory agreement with Oaktree was most recently amended and restated on November 14, 2025 to reflect the Incentive Fee Cap (as defined below).
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

Incentive Fee

The incentive fee consists of two parts. Under the Investment Advisory Agreement, effective as of October 1, 2025, the first part of the incentive fee, which is referred to as the incentive fee on income or the Part I incentive fee, is calculated and payable quarterly in arrears based upon the amount that (x) our pre-incentive fee net investment income for the current calendar quarter and each of the eleven preceding calendar quarters beginning with the calendar quarter that commenced October 1, 2024, as the case may be (or the appropriate portion thereof in the case of any of the first eleven calendar quarters commencing on or after October 1, 2024) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return. The “Preferred Return” will be determined on a quarterly basis and will be calculated by multiplying 1.50% (6.00% annualized) by the sum of our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Trailing Twelve Quarters will be a total of less than twelve full fiscal quarters for all periods ending prior to September 30, 2027.
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
Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•No incentive fee on income is payable to Oaktree in any calendar quarter in which our pre-incentive fee net investment income for the Trailing Twelve Quarters does not exceed the Preferred Return;

•100% of our pre-incentive fee net investment income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return but is less than or equal to 1.8182% multiplied by our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. This portion of the incentive fee on income is referred to as the “catch up” and is intended to provide Oaktree with an incentive fee of 17.5% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income during the Trailing Twelve Quarters reaches 1.8182% on net assets during the Trailing Twelve Quarters; and

•For any quarter in which our pre-incentive fee net investment income for the Trailing Twelve Quarters exceeds 1.8182% multiplied by our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters, the incentive fee on income is 17.5% of the amount of our pre-incentive fee net investment income for such Trailing Twelve Quarters, as the Preferred Return and catch-up will have been achieved.

Effective October 1, 2025, the incentive fee on income as calculated is subject to a cap, or the Incentive Fee Cap. The Incentive Fee Cap in any quarter is the amount equal to (a) 17.5% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate incentive fees on income that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.
For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) pre-incentive fee net investment income in respect of the Trailing Twelve Quarters (or portion thereof) less (y) any Net Capital Loss in respect of the Trailing Twelve Quarters (or portion thereof). If, in any quarter, the Incentive Fee Cap is zero or a negative value, we shall pay no incentive fee on income to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the incentive fee on income calculated in accordance with the calculation described above, we shall pay Oaktree the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap was equal to or greater than the incentive fee on income calculated in accordance with the calculation described above, we shall pay Oaktree the incentive fee on income for such quarter.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

From October 1, 2024 to September 30, 2025, Oaktree waived the incentive fee on income in such an amount as necessary such that the incentive fee on income in any quarter did not exceed (a) 17.5% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters (or portion thereof) less (b) the aggregate incentive fees on income that were paid to Oaktree (including the effect of waivers, if any) in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For fiscal year ended September 30, 2025, Oaktree waived $20.4 million of part I incentive fees pursuant to this waiver agreement.
Prior to October 1, 2024, we paid Oaktree an incentive fee on income at a rate of 17.5% based on our pre-incentive fee net investment income compared to a preferred return of 1.50% per quarter with a 100% catch-up.
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
Examples of Quarterly Incentive Fee Calculation under the Investment Advisory Agreement (A)
Example 1: Three Quarters in which Pre-Incentive Fee Net Investment Income Exceeds the Preferred Return and Catch-up Amount(*)

Assumptions

Stable net asset value (NAV) of $100 million across all quarters
Investment income for each of the quarters (including interest, dividends, fees, etc.) = 4.4%
Preferred Return(1) = 1.5%
Base Management Fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.15%
Pre-Incentive Fee Net Investment Income for each quarter (investment income−(base management fee + other expenses)) = 4.0%

Realized capital gains of 1% each quarter
Assumes no other quarters in the applicable Trailing Twelve Quarters
Incentive fee for first quarter
Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = $4,000,000

Preferred Return = Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000

Excess Income Amount above Preferred Return = Pre-Incentive Fee Net Investment Income during the relevant Trailing     Twelve Quarters − Preferred Return = $4,000,000 −$1,500,000 = $2,500,000

Catch-up Amount = 100% of Pre-Incentive Fee Net Investment Income that is greater than $1,500,000 (the Preferred Return) but less than 1.8182% × Q1 NAV, or $1,818,200. This Catch-up Amount equals $318,200.

Post Catch-up Amount = 17.5% of Pre-Incentive Fee Net Investment Income that exceeds the Catch-up Amount = 0.175 × ($4,000,000−$1,818,200) = $381,815

Catch-up Amount + Post Catch-up Amount = Incentive Fee on Income payment = $700,015.

No Incentive Fee on Income previously paid during the Trailing Twelve Quarters

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters − Incentive Fee on Income previously paid during the Trailing Twelve Quarters

Cumulative Pre-Incentive Fee Net Return = Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters − Net Capital Loss in respect of the relevant Trailing Twelve Quarters

No Net Capital Loss

Therefore, the Incentive Fee Cap = 17.5% of aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = Incentive Fee on Income, and the Incentive Fee Cap is not applied

(*) The hypothetical amount of each of management fees, other expenses, Pre-Incentive Fee Net Investment Income and realized capital gains or losses shown is based on a percentage of total net assets.
(1) Represents 6.0% annualized hurdle rate
(2) Represents 1.0% annualized management fee

Incentive fee for second quarter
Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 = $8,000,000

Preferred Return = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000

Excess Income Amount above Preferred Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2) − Preferred Return = $8,000,000−$3,000,000 = $5,000,000

Catch-up Amount = 100% of Pre-Incentive Fee Net Investment Income that is greater than $3,000,000 (the Preferred Return) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Amount equals $636,400.

Post Catch-up Amount = 17.5% of Pre-Incentive Fee Net Investment Income that exceeds the Catch-up Amount = 0.175 × ($8,000,000−$3,636,400) = $763,630

Catch-up Amount + Post Catch-up Amount = Incentive Fee on Income payment = $1,400,030.

Incentive Fee on Income previously paid during the Trailing Twelve Quarters = $700,015.

Total Incentive Fee on Income for Q2 = Incentive Fee on Income payment − amount previously paid during Trailing Twelve Quarters= $700,015

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters

Cumulative Pre-Incentive Fee Net Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters − Net Capital Loss in respect of the relevant Trailing Twelve Quarters

No Net Capital Loss
Therefore, the Incentive Fee Cap = 17.5% of aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = Incentive Fee on Income, and the Incentive Fee Cap is not applied

Incentive fee for third quarter

Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 + $4,000,000 = $12,000,000

Preferred Return = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% = $300,000,000 × 0.015 = $4,500,000

Excess Income Amount above Preferred Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3) – Preferred Return = $12,000,000 − $4,500,000 = $7,500,000

Catch-up Amount = 100% of Pre-Incentive Fee Net Investment Income that is greater than $4,500,000 (the Preferred Return) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600 = $954,600.

Post Catch-up Amount = 17.5% of Pre-Incentive Fee Net Investment Income that exceeds the Catch-up Amount = 0.175 × ($12,000,000 − $5,454,600) = $1,145,445

Catch-up Amount + Post Catch-up Amount = Incentive Fee on Income payment = $2,100,045

Incentive Fee on Income previously paid during the Trailing Twelve Quarters = $1,400,030

Total Incentive Fee on Income for Q3 = Incentive Fee on Income payment − amount previously paid during Trailing Twelve Quarters= $700,015

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters
Cumulative Pre-Incentive Fee Net Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters − Net Capital Loss in respect of the relevant Trailing Twelve Quarters

No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = Incentive Fee on Income, and the Incentive Fee Cap is not applied

(*) The hypothetical amount of each of management fees, other expenses, Pre-Incentive Fee Net Investment Income and realized capital gains or losses shown is based on a percentage of total net assets.
(1) Represents 6.0% annualized hurdle rate
(2) Represents 1.0% annualized management fee

Example 2: Three Quarters in which Pre-Incentive Fee Net Investment Income does not meet the Preferred Return for one Quarter(*)

Assumptions

Stable NAV of $100 million across all quarters

Investment income for Q1 (including interest, dividends, fees, etc.) = 0.4%
Investment income for Q2 (including interest, dividends, fees, etc.) = 3.9%
Investment income for Q3 (including interest, dividends, fees, etc.) = 4.9%

Preferred Return(1) = 1.5%
Base Management Fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.15%

Pre-incentive fee net investment income for Q1
(investment income − (management fee + other expenses)) = 0.0%
Pre-incentive fee net investment income for Q2
(investment income − (management fee + other expenses)) = 3.5%
Pre-incentive fee net investment income for Q3
(investment income − (management fee + other expenses)) = 4.5%

Realized capital gains of 1% each quarter

Assumes no other quarters in the applicable Trailing Twelve Quarters

Incentive fee for first quarter

Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = $0

Preferred Return = Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000

Aggregate Pre-Incentive Fee Net Investment Income < Preferred Return. Therefore, no Incentive Fee on Income is payable for the quarter

Incentive fee for second quarter

Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = $0 + $3,500,000 = $3,500,000

Preferred Return = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000

Excess Income Amount above Preferred Return = (aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2)) − Preferred Return = $3,500,000−$3,000,000 = $500,000

Catch-up Amount = 100% of Pre-Incentive Fee Net Investment Income that is greater than $3,000,000 (the Preferred Return) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Amount equals $3,500,000−$3,000,000, or $500,000.

Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters < the Catch-up Amount

Incentive Fee on Income payment = $500,000
No Incentive Fee on Income previously paid during the Trailing Twelve Quarters

Total Incentive Fee on Income for Q2 = Incentive Fee on Income payment − amount previously paid during Trailing Twelve Quarters=500,000

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters

Cumulative Pre-Incentive Fee Net Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters−Net Capital Loss in respect of the relevant Trailing Twelve Quarters

No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = Incentive Fee on Income, and the Incentive Fee Cap is not applied

Incentive fee for third quarter

Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = $0 + $3,500,000 + $4,500,000 = $8,000,000

Preferred Return = (Q1 NAV + Q2 NAV +Q3 NAV) × 1.5% = $300,000,000 × 0.015 = $4,500,000

Excess Income Amount above Preferred Return = (aggregate Pre-Incentive Fee Net Investment Income for Q1, Q2 and Q3) − Preferred Return = $8,000,000 − $4,500,000 = $3,500,000

Catch-up Amount = 100% of Pre-Incentive Fee Net Investment Income that is greater than $4,500,000 (the Preferred Return) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Amount equals $954,600

Post Catch-up Amount = 17.5% of Pre-Incentive Fee Net Investment Income that exceeds the Catch-up Amount = 0.175 × ($8,000,000—$5,454,600) = $445,445

Catch-up Amount + Post Catch-up Amount = Incentive Fee on Income payment = $1,400,045
Incentive Fee on Income previously paid during the Trailing Twelve Quarters = $500,000
Total Incentive Fee on Income for Q3 = Incentive Fee on Income payment − amount previously paid during Trailing Twelve Quarters= $900,045

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters

Cumulative Pre-Incentive Fee Net Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters − Net Capital Loss in respect of the relevant Trailing Twelve Quarters

No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = Incentive Fee on Income, and the Incentive Fee Cap is not applied

(*) The hypothetical amount of each of management fees, other expenses, Pre-Incentive Fee Net Investment Income and realized capital gains or losses shown is based on a percentage of total net assets.
(1) Represents 6.0% annualized hurdle rate
(2) Represents 1.0% annualized management fee

Example 3: Three Quarters in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Rate with Net Capital Losses(*)

Assumptions
Stable net asset value (NAV) of $100 million across all quarters
Investment income for each of the quarters (including interest, dividends, fees, etc.) = 4.4%
Preferred Return(1) = 1.5%
Base Management Fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.15%
Pre-incentive fee net investment income for each quarter
(investment income−(base management fee + other expenses)) = 4.0%

Unrealized capital losses of 1% each of Q1 and Q2 and a 3% unrealized loss in Q3
Assumes no other quarters in the applicable Trailing Twelve Quarters
Incentive fee for first quarter
Aggregate Pre-Incentive Fee Net Investment Income = $4,000,000

Preferred Return = Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000

Excess Income Amount above Preferred Return = Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters − Preferred Return = $4,000,000−$1,500,000 = $2,500,000

Catch-up Amount = 100% of Pre-Incentive Fee Net Investment Income that is greater than $1,500,000 (the Preferred Return) but less than 1.8182% × Q1 NAV, or $1,818,200. This Catch-up Amount equals $318,200.

Post Catch-up Amount = 17.5% of Pre-Incentive Fee Net Investment Income that exceeds the Catch-up Amount
= 0.175 × ($4,000,000−$1,818,200) = $381,815

Catch-up Amount + Post Catch-up Amount = Incentive Fee on Income payment = $700,015.

No Incentive Fee on Income previously paid during the Trailing Twelve Quarters

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters − Incentive Fee on Income previously paid during the Trailing Twelve Quarters

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return during the Trailing Twelve Quarters

Cumulative Pre-Incentive Fee Net Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters − Net Capital Loss during the relevant Trailing Twelve Quarters

Net Capital Loss = 1% x $100,000,000 = $1,000,000

Cumulative Pre-Incentive Fee Net Return = $4,000,000 – $1,000,000 = $3,000,000

Therefore, the Incentive Fee Cap = 17.5% × $3,000,000 = $525,000.

Since the Incentive Fee Cap ($525,000) is less than the Incentive Fee on Income ($700,015), the Incentive Fee Cap is applied and a $525,000 Incentive Fee on Income is paid for the quarter

Incentive fee for second quarter

Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 = $8,000,000

Preferred Return = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000
Excess Income Amount above Preferred Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2) − Preferred Return = $8,000,000−$3,000,000 = $5,000,000

Catch-up Amount = 100% of Pre-Incentive Fee Net Investment Income that is greater than $3,000,000 (the Preferred Return) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Amount equals $636,400.

Post Catch-up Amount = 17.5% of Pre-Incentive Fee Net Investment Income that exceeds the Catch-up Amount = 0.175 × ($8,000,000−$3,636,400) = $763,630

Catch-up Amount + Post Catch-up Amount = Incentive Fee on Income payment = $1,400,030.

Incentive Fee on Income previously paid during the Trailing Twelve Quarters = $525,000.

Total Incentive Fee on Income for Q2 = Incentive Fee on Income payment − amount previously paid during Trailing Twelve Quarters= $875,030

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return for the Trailing Twelve Quarters − Incentive Fee on Income previously paid for the Trailing Twelve Quarters

Cumulative Pre-Incentive Fee Net Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters—Net Capital Loss in respect of the Trailing Twelve Quarters

Net Capital Loss in respect of the Trailing Twelve Quarters = 1% x $100,000,000 + 1% x $100,000,000 = $2,000,000

Cumulative Pre-Incentive Fee Net Return = $8,000,000 − $2,000,000 = $6,000,000

Therefore Incentive Fee Cap = 17.5% × $6,000,000 − $525,000 = $525,000.

Since the Incentive Fee Cap ($525,000) is less than the Incentive Fee on Income ($875,030), the Incentive Fee Cap is applied and a $525,000 Incentive Fee on Income is paid for the quarter

Incentive fee for third quarter
Aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 + $4,000,000 = $12,000,000

Preferred Return = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% = $300,000,000 × 0.015 = $4,500,000

Excess Income Amount above Preferred Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3) – Preferred Return = $12,000,000 − $4,500,000 = $7,500,000

Catch-up Amount = 100% of Pre-Incentive Fee Net Investment Income that is greater than $4,500,000 (the Preferred Return) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600 = $954,600.

Post Catch-up Amount = 17.5% of Pre-Incentive Fee Net Investment Income that exceeds the Catch-up Amount = 0.175 × ($12,000,000 − $5,454,600) = $1,145,445

Catch-up Amount + Post Catch-up Amount = Incentive Fee on Income Payment = $2,100,045
Incentive Fee on Income previously paid during the Trailing Twelve Quarters = $1,050,000.

Total Incentive Fee on Income for Q3 = Incentive Fee on Income payment − amount previously paid during Trailing Twelve Quarters= $1,050,045

Incentive Fee Cap = 17.5% of Cumulative Pre-Incentive Fee Net Return for the Trailing Twelve Quarters − Incentive Fee on Income previously paid for the Trailing Twelve Quarters

Cumulative Pre-Incentive Fee Net Return = aggregate Pre-Incentive Fee Net Investment Income during the relevant Trailing Twelve Quarters − Net Capital Loss in respect of the Trailing Twelve Quarters

Net Capital Loss in respect of the Trailing Twelve Quarters = 1% x $100,000,000 + 1% x $100,000,000 + 3% x $100,000,000 = $5,000,000

Cumulative Pre-Incentive Fee Net Return = $12,000,000 − $5,000,000 = $7,000,000

Therefore, the Incentive Fee Cap = 17.5% × ($7,000,000 − $1,050,000) = $175,000

Since the Incentive Fee Cap ($175,000) is less than the Incentive Fee on Income ($1,050,045), the Incentive Fee Cap is applied and a $175,000 Incentive Fee on Income is paid for the quarter
__________
(A) Solely for purposes of these illustrative examples, we have assumed that we have not incurred any leverage. However, we have in the past and expect to continue in the future to use leverage to partially finance our investments. In addition, solely for purposes of these illustrative examples, we have assumed the Incentive Fee Cap exceeds the incentive fee on income.

Example 4: Incentive Fee on Capital Gains under the Investment Advisory Agreement
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
Board Approval of the Investment Advisory Agreement
At the meeting held on November 10, 2025, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

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
Competition
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other Business Development Companies, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Oaktree manages or sub-advises other funds and accounts, or collectively, the Other Oaktree Funds, that may have investment objectives that overlap with ours, which may result in us receiving no or limited allocations. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We may face increasing competition for investment opportunities, which could reduce returns and result in losses."
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
On November 14, 2025, OCM received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM and Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions thereof, or the Exemptive Relief. Oaktree operates under a new form of Exemptive Relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior form of relief. Under the Exemptive Relief, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating Other Oaktree Fund. The requirements of the Exemptive Relief (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other Business Development Companies and interval funds managed by Oaktree, potentially will impact the investment allocations among other participating Accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Exemptive Relief or the rules and other guidance promulgated by the SEC and its Staff under the Investment Company Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.
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

The current state of global credit markets may affect the value of our investments. Further disruption and deterioration of the global debt markets (particularly the U.S. debt markets) or a significant rise in market perception of counterparty default risk would be likely to significantly reduce investor demand for, and liquidity of, all securities. Oaktree itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets may affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could generate realized losses in, and lose anticipated profits from, any affected investments.

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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate, or SOFR, the Sterling Overnight Index Average, or SONIA, the federal funds rate, prime rate or any other offered rate benchmark or index. An increase in interest rates will make it more difficult for our portfolio companies to service their debt obligations (including under the debt investments that we will hold) and increase the likelihood of defaults even if our investment income increases in the short term. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated if interest rates were to again rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return will have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
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
Elevated interest rates have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, in an elevated interest rate environment, it is easier for our Adviser to meet the Preferred Return for payment of income incentive fees under the Investment Advisory Agreement, which has resulted in, and may in the future result in, an increase in the amount of the income-based incentive fee payable to our Adviser.
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
Under the Investment Company Act, we are required to carry our portfolio investments, including unfunded commitments, at market value or, if there is no readily available market value, at fair value as determined by our Adviser in its capacity as our valuation designee. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, our Adviser values these securities quarterly at fair value under the oversight of our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination and the release of the financial results for the corresponding period or the next date at which fair value is determined.
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
Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other Financial Institutions – could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurance that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us, our portfolio companies or our respective financial performance.
We are subject to risks associated with international conflicts.
Wars and other international conflicts, such as the Israeli-Palestinian conflict and the ongoing military conflict between Russia and Ukraine, have caused disruption to global financial systems, trade and transport, among other things. In response, multiple other countries have put in place sanctions and other severe restrictions or prohibitions on certain of the countries involved, as well as related individuals and businesses. However, the ultimate impact of these conflicts and their effect on global economic and commercial activity and conditions, and on our operations, financial condition and performance or any particular industry, business or investee country and the duration and severity of those effects, is impossible to predict.
These conflicts may have a significant adverse impact and result in significant losses to use. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities and reductions in the availability of capital. It may also limit our ability to source, due diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

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
We are subject to risks associated with respect to sustainability matters.
Oaktree has established Sustainability Policy, which the Adviser intends to apply to our investments as applicable, consistent with and subject to applicable fiduciary duties and any legal, regulatory or contractual requirements. Depending on the investment, sustainability factors could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material sustainability factors is subjective by nature, Oaktree may be subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability matters, including the role of sustainability factors in the investment process, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party sustainability advisor will reflect the views, internal policies or preferred practices of any particular investor or other asset managers or reflect market trends. Although Oaktree views the consideration of sustainability to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its sustainability program, which depends in part on qualitative judgments, will positively impact the performance of any individual investment or us as a whole. Similarly, to the extent the Adviser or a third-party advisor engages with portfolio investments on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Adviser or a third-party advisor will depend on the Adviser’s or any relevant third-party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material ESG and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of ESG factors on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. ESG factors and sustainability issues and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by us, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In evaluating a prospective investment, the Adviser often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The Adviser does not intend to independently verify certain of the sustainability information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any sustainability reporting will be provided in the Adviser’s sole discretion.
In addition, Oaktree’s Sustainability Policy and associated procedures and practices are expected to change over time. Oaktree is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to its sustainability program, whether with respect to one or more individual investments or to our portfolio generally. Sustainability-related statements, initiatives and goals as described in this annual report on Form 10-K with respect to our investment strategy, portfolio, and investments are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures, including those made pursuant to the Sustainable Finance Disclosure Regulation (SFDR).
Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Oaktree’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Oaktree’s Sustainability Policy does not represent a universally recognized standard for assessing sustainability considerations. Any sustainability-related initiatives to which Oaktree is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that Oaktree will remain a signatory, supporter or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks.
Moreover, in recent years anti-ESG sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions and pursued related investigations and litigation. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address sustainability matters, climate change or climate-related risk. Further, some conservative groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision, and in January 2025, the Trump Administration signed a number of Executive Orders focused on diversity, equity, and inclusion, or DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and are being implemented in a wide range of federal policies, regulations, and other initiatives. Anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in Oaktree facing additional compliance obligations, becoming the subject of investigations, litigation, or enforcement actions, or sustaining reputational harm, or require certain investors to divest or discourage certain investors from investing in us.
Regulators in jurisdictions, including in the U.S., UK and EU, have shown interest in improving transparency around the role of sustainability in asset managers’ investment processes in order to allow investors to better understand, scrutinize and validate sustainability-related and other claims. For example, the SEC sometimes reviews compliance with sustainability commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing sustainability policies and procedures to meet sustainability commitments to investors. Compliance with regulations concerning asset managers’ sustainability and sustainability disclosures, including those set forth below, results in management burdens and costs because of, for example, the need to obtain advice from third-party advisors; implement specific governance, risk management systems, and internal controls; and collect information from and about investments. Further, changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject Oaktree or us to additional compliance burdens, costs, and/or enforcement risks, or impact our ability to deliver on our investment strategy. Oaktree cannot guarantee that its current approach to sustainability (including the Sustainability Policy) will meet future regulatory requirements.
We, Oaktree and/or our portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters, or Sustainability Disclosure Laws. In the fall of 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act (AB-1305), which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. In Europe, the Corporate Sustainability Reporting Directive introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks and opportunities on a “double materiality” basis. In addition to assessing the financial materiality of a sustainability matter, sustainability matters that pertain to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-, or long-term must be disclosed. Impacts may include those connected with the entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board), as well as laws requiring reporting of information on other sustainability topics, such as human capital. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable

Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.
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
There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing and/or utilizing may not align with other asset managers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks, including the International Capital Market Association's Green Bond, Social Bond or Sustainability-Linked Bond Principles, or the Green Loan, Social Loan, and/or Sustainability-Linked Loan Principles published by the Loan Market Association, Loan Syndications and Trading Association, and the Asia Pacific Loan Market Association, or the Principles. Furthermore, to the extent any of such financing arrangement is considered to be aligned with any relevant Principles at origination by us, there is no guarantee that such financing will maintain alignment with the Principles over the relevant term. Any declassification and/or deviation with the applicable Principles may expose us and/or Oaktree to certain investigations, claims, and/or allegations, which may lead to increased costs and/or result in adverse consequences for certain investors with sustainability-aligned portfolio mandates.
We are subject to risks associated with inflation.

High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Certain countries, including the United States, have recently seen increased levels of inflation, and persistently high levels of inflation could have a material and adverse impact on our investments and our aggregated returns. For example, if a portfolio company were unable to increase its revenue while the cost of relevant inputs were increasing, the company’s profitability would likely suffer. Likewise, to the extent a portfolio company has revenue streams that are slow or unable to adjust to changes in inflation, including by contractual arrangements or otherwise, the portfolio company could increase revenue by less than its expenses increase. Conversely, as inflation declines, a portfolio company may see its competitors’ costs stabilize sooner or more rapidly than its own. Moreover, increasing inflation will also impact currencies and can lead to significant currency fluctuations. This has recently resulted in a strengthening of the U.S. dollar vis-à-vis many other currencies but there can be no assurances that such trends will continue and/or that this trend will not reverse such that the U.S. dollar is weakened vis-à-vis other currencies. Additionally, because the Preferred Return is not linked to the rate of inflation, as the rate of inflation increases the proportion of real returns (i.e., the nominal rate of return less the rate of inflation), it is easier for the Adviser to exceed the Preferred Return for payment of income incentive fees under the Investment Advisory Agreement, which may result in an increase in the amount of the income-based incentive fee payable to our Adviser. There can be no assurance that high rates of inflation will not have a material adverse effect on our investments.
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
Economic and trade sanctions laws in the United States and other jurisdictions may prohibit Oaktree, the Investment Professionals and us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We, Oaktree and the Investment Professionals may be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where Oaktree or its portfolio companies do business have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.
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
Recent technological advances in artificial intelligence and machine learning technology, or Machine Learning Technology, as well as the rapid growth and widespread use thereof, pose risks to us, Oaktree and our portfolio investments. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render Oaktree’s underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. Oaktree expects to utilize Machine Learning Technology (including Machine Learning Technology developed by Oaktree) in connection with its business activities, including investment and reporting activities. The costs of Machine Learning Technology, including service provider costs and Oaktree’s costs of developing its own Machine Learning Technology, will generally be borne by us.

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
Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. Even where Machine Learning Technology is utilizing accurate data, it could, nonetheless, output results that contain, in whole or in part, inaccurate information, which may be difficult or impossible to identify, and it may be difficult or impossible to modify such Machine Learning Technology to eliminate these occurrences. Additionally, the ongoing development, maintenance and operation of Machine Learning Technology is expensive and complex and may involve unforeseen difficulties, including material performance problems and undetected defects or errors. To the extent that we, Oaktree or our portfolio investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on us, Oaktree or our portfolio investments. Conversely, to the extent competitors of Oaktree and its portfolio companies utilize Machine Learning Technology more extensively than Oaktree and its portfolio companies, there is a possibility that such competitors will gain a competitive advantage.
In addition, many jurisdictions have passed or are considering laws and regulations concerning Machine Learning Technology, the impact of which is unknown. Any of the foregoing factors could have a material and adverse effect on us, Oaktree and/or our portfolio companies. Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
We have significant flexibility in investing the net proceeds of an offering, and may do so in a way with which you may not agree. Additionally, our Adviser will select our investments subsequent to the closing of an offering, and our securityholders will have no input with respect to such investment decisions. Further, other than general limitations that may be included in a future credit facility, the holders of our debt securities will generally not have veto power or a vote in approving any changes to our investment or operational policies. These factors increase the uncertainty, and thus the risk, of investing in our securities. In addition, pending such investments, we will invest the net proceeds from an offering primarily in high quality, short-term debt securities, consistent with our Business Development Company election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. If we are not able to identify or gain access to suitable investments, our income may be limited.

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

The incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to our Adviser includes a component based on a percentage of our net investment income (subject to a Preferred Return), which may encourage our Adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the Preferred Return is exceeded and may result in an obligation for us to pay an incentive fee to the Adviser even if we have incurred a loss for an applicable period.

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
Actual and potential conflicts between Oaktree and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages or sub-advises the Other Oaktree Funds, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. Many of the investments targeted by us will be appropriate for certain Other Oaktree Funds, and in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for an Other Oaktree Fund, and vice versa. Many of the investments targeted by us may be appropriate for Other Oaktree Funds within those strategies. Our stockholders have no ability to challenge such allocation. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, economic and liquidity provisions may differ significantly between us and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.
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
On November 14, 2025, OCM received the Exemptive Relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM and Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions thereof. Oaktree operates under a new form of Exemptive Relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior form of relief. Under the Exemptive Relief, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating Other Oaktree Fund. The requirements of the Exemptive Relief (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other Business Development Companies and interval funds managed by Oaktree, potentially will impact the investment allocations among other participating Accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Exemptive Relief or the rules and other guidance promulgated by the SEC and its Staff under the Investment Company Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders and/or issuing unsecured notes, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our credit facilities and unsecured notes. On November 30, 2017, we entered into a Senior Secured Revolving Credit Agreement, or as amended and/or restated from time to time, the Syndicated Facility, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. In addition, we have three series of unsecured notes outstanding: our 2.700% notes due 2027, or the 2027 Notes, our 7.100% Notes due 2029, or the 2029 Notes, and our 6.340% notes due 2030, or the 2030 Notes. We may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2025, we had $545.0 million of outstanding indebtedness under our credit facility, $350.0 million of outstanding 2027 Notes, $300.0 million of outstanding 2029 Notes and $300.0 million of outstanding 2030 Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2025 was 6.5% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2025 total assets of at least 3.28%. If we are unable to meet the financial obligations under our credit facilities, the lenders under such credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2027 Notes, 2029 Notes or 2030 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

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

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-26.75%	-16.68%	-6.61%	3.47%	13.54%

For purposes of this table, we have assumed $2,952.7 million in total assets (less all liabilities and indebtedness not represented by senior securities), $1,495.0 million in debt outstanding, $1,465.8 million in net assets as of September 30, 2025, and a weighted average interest rate of 6.5% as of September 30, 2025 (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). Actual interest payments may be different.

Substantially all of our assets are subject to security interests under our credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of September 30, 2025, substantially all of our assets were pledged as collateral under our credit facility and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our credit facility or future credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.

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
Our investments include companies with significant leverage. Such investments are intrinsically more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments increases the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by us may be the most junior in what will typically be a complex capital structure, and thus subject to the greatest risk of loss.
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
In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (a) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. A significant number of our investments will involve investments in which we will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investments could arise without our direct involvement.
If we purchase loans of an affiliate in the secondary market at a discount, (a) a court might require us to disgorge profit we realize if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (b) we might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

We may be subject to risks associated with our investments in unitranche loans.
Unitranche loans, which are a combination of senior secured and junior secured debt in the same facility, typically provide a borrower with all of its capital (except for common equity). While the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches, the rate is often with higher than those associated with traditional first lien loans. Because unitranche loans combine characteristics of senior and junior financing, unitranche loans have risks similar to the risks associated with senior secured and second lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche loan. “Last out” portion of unitranche loans have a secondary priority behind super-senior “first out” portion of such loans in the collateral securing the loans in certain circumstances. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans.
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
Certain of our investments include warrants or other equity securities. In addition, we have made in the past and may make in the future direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
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
As of September 30, 2025, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
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
The Investment Company Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is stockholder approval, within one year prior, of any such sales of common stock. On March 4, 2025, our stockholders approved a proposal to authorize us, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share, provided that the number of shares issued does not exceed 25% of our then outstanding common stock. Such authorization will expire on March 3, 2026, but we expect to seek similar authorizations from our stockholders in the future. Any decision to sell common stock at a price below its then current net asset value will be subject to the determination by the Board of Directors that such issuance is in our and our stockholders’ best interests. If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sales price and the net asset value per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10% of our common stock at a 5% discount from net asset value, an existing stockholder who did not participate in that offering for its proportionate interest would suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

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
The 2027 Notes, the 2029 Notes and the 2030 Notes, which we refer to collectively as the "Notes", are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2025, we had $545.0 million of outstanding borrowings under our credit facility, all of which is secured.
The Notes are structurally subordinated to any indebtedness and other liabilities of our subsidiaries

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
Except to the extent we are a creditor with recognized claims against our subsidiaries, any claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries would have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise.
In addition, our subsidiaries may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.
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

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as actual or potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Several EU countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In addition, the fiscal policy of large foreign nations, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the global stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide have used stimulus measures recently to reduce volatility in the financial markets, volatility has returned as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

We may be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on the cybersecurity strategy and policies implemented by Oaktree. Oaktree maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated into Oaktree’s overall risk management processes and focuses on the corporate information technology environment. The audit committee of the board of directors of BOH oversees Oaktree’s cybersecurity program. The cybersecurity team briefs the audit committee of BOH on the effectiveness of Oaktree’s cyber risk management program. The Internal Audit team also shares the results of its annual cybersecurity audits with the audit committee of BOH.
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

The head of Oaktree’s cybersecurity team has substantial information technology and cybersecurity experience, with a career spanning over 25 years in managing global IT operations in a wide range of areas, including cybersecurity, IT governance, controls, compliance, data center operations, network engineering and cloud computing.
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

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2024
First quarter	$19.14	$20.79	$18.41	8.6%	(3.8)%	$0.620
Second quarter	$18.72	$21.64	$18.95	15.6%	1.2%	$0.550
Third quarter	$18.19	$19.95	$18.58	9.7%	2.1%	$0.550
Fourth quarter	$18.09	$18.93	$15.56	4.6%	(14.0)%	$0.550
Year ended September 30, 2025
First quarter	$17.63	$16.66	$14.95	(5.5)%	(15.2)%	$0.550
Second quarter	$16.75	$16.29	$14.89	(2.7)%	(11.1)%	$0.470
Third quarter	$16.76	$15.63	$12.50	(6.7)%	(25.4)%	$0.420
Fourth quarter	$16.64	$14.77	$12.66	(11.2)%	(23.9)%	$0.400
Year ending September 30, 2026
First quarter (through November 14, 2025)	*	$14.31	$12.44	*	*	$0.400 (4)
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
(4)On November 10, 2025, our Board of Directors declared a quarterly distribution of $0.40 per share payable on December 31, 2025 to stockholders of record on December 15, 2025.
The last reported price for our common stock on November 14, 2025 was $13.61 per share, which represented a 18.2% discount to our NAV as of September 30, 2025. As of November 14, 2025, we had 48 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
On January 31, 2025, we and Oaktree Capital I, L.P., an affiliate of the Adviser, entered into a purchase agreement pursuant to which Oaktree Capital I, L.P. purchased 5,672,149 shares of our common stock on February 3, 2025 for an aggregate purchase price of $100.0 million. These shares were sold at $17.63 per share, which was our net asset value per share as of January 31, 2025 as calculated in accordance with Section 23 of the Investment Company Act. The shares were sold in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Oaktree Capital I, L.P. has agreed not to sell the shares acquired in this transaction through February 3, 2026.
Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Financial Services Index and the S&P BDC Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2020 and its relative performance is tracked through September 30, 2025.

	September 30, 2020	September 30, 2021	September 30, 2022	September 30, 2023	September 30, 2024	September 30, 2025
Oaktree Specialty Lending Corporation	$100.00	$157.73	$147.29	$187.69	$171.71	$155.70
S&P 500	$100.00	$130.01	$109.89	$133.65	$182.23	$214.30
S&P BDC Index	$100.00	$154.34	$131.45	$176.69	$205.43	$206.12
Russell 2000 Financial Services	$100.00	$165.84	$140.58	$135.11	$187.31	$208.86

Stock Repurchase Program
We did not repurchase shares of our common stock during the years ended September 30, 2025 and 2024.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	Up to $15	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	1.99%	(5)
Incentive fees (17.5%)	1.94%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	7.11%	(7)
Other expenses	0.76%	(8)
Acquired fund fees and expenses	1.54%	(9)
Total annual expenses	13.34%	(10)
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
(5)The base management fee is calculated at an annual rate of 1.00% of our total gross assets at the end of each quarter, including any investments made with borrowings, but excluding cash and cash equivalents. For purposes of this table, we have assumed $2.9 billion of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2025. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee.”
(6)The incentive fee consists of two parts. Under the Investment Advisory Agreement, the incentive fee on income is calculated and payable quarterly in arrears based upon our pre-incentive fee net investment income for the Trailing Twelve Quarters. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the sum of our net asset value at the beginning of each applicable quarter comprising the Trailing Twelve Quarters, of 1.50%, subject to a “catch up” feature and Incentive Fee Cap. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee” for additional information.

Under the Investment Advisory Agreement, the second part of the incentive fee (the “capital gains incentive fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. See “Item 1. Business - Investment Advisory Agreement - Management and Incentive Fee” for additional information. The incentive fee referenced in the table above is based on actual amounts of the incentive fee on income incurred during the three months ended September 30, 2025 annualized for a full year and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2025 and does not reflect any waiver of the incentive fee or income by the Adviser.
(7)“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as (1) the weighted average interest rate in effect as of September 30, 2025 multiplied by the actual debt outstanding as of September 30, 2025 of $1,495.0 million plus (2) unused fees and the expected amortization of deferred financing costs and discounts based on the unamortized financing costs and discounts as of September 30, 2025. The weighted average interest rate for our borrowings as of September 30, 2025 was 6.5% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.
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
(9)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be an investment company under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act ("Acquired Funds") in which we invest. This amount includes the annual expenses of SLF JV I and the Glick JV, which we refer to collectively as the "JVs". There are no fees paid by the JVs to the Adviser. See Note 3 to our Consolidated Financial Statements in this Form 10-K for more information on the JVs. The annual expenses of the JVs include interest payments on the subordinated notes held by Kemper and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, as applicable, which represented 11.5% of such expenses, and exclude interest payments on the subordinated notes held by us.
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

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$111	$322	$519	$954
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$119	$343	$550	$993
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
Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023(6)	Year ended September 30, 2022(6)	Year ended September 30, 2021(6)
Net asset value per share at beginning of period	$18.09	$19.63	$20.38	$21.84	$19.47
Net investment income (1)	1.77	2.18	2.51	2.45	1.80
Net unrealized appreciation (depreciation) (1)(7)	(1.18)	0.25	(0.17)	(2.23)	2.19
Net realized gains (losses) (1)	(0.20)	(1.70)	(0.46)	0.28	0.49
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	(0.02)	(0.01)	(0.02)
Distributions of net investment income to stockholders	(1.64)	(2.27)	(2.61)	(1.95)	(1.52)
Issuance of common stock	—	—	—	—	(0.57)
Tax return of capital	(0.20)	—	—	—	—
Net asset value per share at end of period	$16.64	$18.09	$19.63	$20.38	$21.84
Per share market value at beginning of period	$16.31	$20.12	$18.00	$21.18	$14.52
Per share market value at end of period	$13.05	$16.31	$20.12	$18.00	$21.18
Total return (2)	(9.32)%	(8.47)%	27.30%	(6.71)%	57.61%
Common shares outstanding at beginning of period	82,245	77,225	61,125	60,120	46,987
Common shares outstanding at end of period	88,086	82,245	77,225	61,125	60,120
Net assets at beginning of period	$1,487,811	$1,515,764	$1,245,563	$1,312,823	$914,879
Net assets at end of period	$1,465,813	$1,487,811	$1,515,764	$1,245,563	$1,312,823
Average net assets (3)	$1,486,192	$1,520,016	$1,437,728	$1,308,518	$1,150,662
Ratio of net investment income to average net assets (3)	10.27%	11.52%	12.57%	11.36%	8.44%
Ratio of total expenses to average net assets (3)	12.42%	14.23%	14.19%	8.68%	9.65%
Ratio of net expenses to average net assets (3)	10.99%	13.59%	13.81%	8.45%	9.51%
Ratio of portfolio turnover to average investments at fair value	33.27%	35.96%	26.12%	26.99%	39.66%
Weighted average outstanding debt (4)	$1,559,548	$1,683,757	$1,659,701	$1,361,151	$964,390
Average debt per share (1)	$18.12	$20.94	$23.01	$22.41	$17.85
Asset coverage ratio at end of period (5)	197.50%	188.14%	187.74%	188.64%	201.68%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under our dividend reinvestment plan, or DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,495.0 million, $1,663.8 million, $1,660.0 million, $1,350.0 million and $1,280.0 million as of September 30, 2025, 2024, 2023, 2022 and 2021, respectively.
(6)
The share and per share information disclosed in this table has been retrospectively adjusted to reflect our 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(7)	For the year ended September 30, 2023, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OSI2 Merger. For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OCSI Merger.

(Share amounts in thousands)	Year ended September 30, 2020 (7)	Year ended September 30, 2019 (7)	Year ended September 30, 2018 (1)(7)	Year ended September 30, 2017 (7)	Year ended September 30, 2016 (7)
Net asset value at beginning of period	$19.81	$18.26	$18.47	$23.92	$27.01
Net investment income (5)	1.53	1.45	1.28	1.54	2.17
Net unrealized appreciation (depreciation) (5)	(0.44)	0.82	2.17	(2.09)	(0.97)
Net realized gains (losses) (5)	(0.30)	0.44	(2.47)	(3.64)	(2.55)
Distributions of net investment income to stockholders	0.04	(0.02)	(0.81)	(1.41)	(2.01)
Tax return of capital	(1.17)	(1.14)	(0.38)	—	(0.15)
Net issuance/repurchase of common stock	—	—	—	0.15	0.42
Net asset value at end of period	$19.47	$19.81	$18.26	$18.47	$23.92
Per share market value at beginning of period	$15.54	$14.88	$16.41	$17.43	$18.51
Per share market value at end of period	$14.52	$15.54	$14.88	$16.41	$17.43
Total return (2)	2.10%	12.56%	(1.49)%	2.84%	7.02%
Common shares outstanding at beginning of period	46,987	46,987	46,987	47,753	50,088
Common shares outstanding at end of period	46,987	46,987	46,987	46,987	47,753
Net assets at beginning of period	$930,630	$858,035	$867,657	$1,142,288	$1,353,094
Net assets at end of period	$914,879	$930,630	$858,035	$867,657	$1,142,288
Average net assets (3)	$871,305	$909,264	$841,583	$1,018,498	$1,229,639
Ratio of net investment income to average net assets (3)	8.26%	7.47%	7.13%	7.13%	8.68%
Ratio of total expenses to average net assets (3)	7.57%	9.65%	9.51%	10.49%	13.09%
Ratio of net expenses to average net assets (3)	8.16%	8.78%	9.35%	10.35%	11.48%
Ratio of portfolio turnover to average investments at fair value	38.99%	32.50%	67.66%	39.06%	23.39%
Weighted average outstanding debt (4)	$647,080	$573,891	$608,553	$982,372	$1,190,105
Average debt per share (5)	$13.77	$12.21	$12.95	$20.84	$24.22
Asset coverage ratio at end of period (6)	227.22%	294.91%	232.98%	227.40%	220.84%
 __________

(1)	Beginning on October 17, 2017, we are externally managed by Oaktree or its affiliates. Prior to October 17, 2017, we were externally managed by the Fifth Street Management LLC.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.
(6)	Based on outstanding senior securities of $714.8 million, $476.1 million, $643.4 million, $680.7 million and $946.5 million as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.
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

Business Environment and Developments

Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain, including current geopolitical conflicts, signs of an economic slowdown outside the United States and threats of tariffs and a trade war. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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

Critical Accounting Estimates
Fair Value Measurements
Oaktree, as the valuation designee of our Board of Directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets, including unfunded commitments, on at least a quarterly basis in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
The fair value of our investments as of September 30, 2025 and September 30, 2024 was determined by Oaktree, as our valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of September 30, 2025, 97.9% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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
As of September 30, 2025, we held $2,847.8 million of investments at fair value, down from $3,021.3 million held at September 30, 2024, primarily driven by investment repayments and net realized and unrealized losses on the investment portfolio during the year ended September 30, 2025. As of September 30, 2025 and September 30, 2024, approximately 94.8% and 94.5%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of OID is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2025, there were ten investments on non-accrual status that in the aggregate represented 6.5% and 3.0% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively.
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
Portfolio Composition
Our investments principally consist of loans, common and preferred equity and warrants in privately-held companies and the JVs. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years).
During the year ended September 30, 2025, we originated $960.5 million of investment commitments in 43 new and 32 existing portfolio companies and funded $970.8 million of investments.
During the year ended September 30, 2025, we received $1,058.2 million of proceeds from prepayments, exits, other paydowns and sales and exited 44 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2025	September 30, 2024
Cost:
Senior secured debt	83.11%	83.14%
Debt investments in the JVs	5.39	5.23
Common equity and warrants	4.53	4.28
Subordinated debt	2.96	3.44
Preferred equity	2.23	2.17
LLC equity interests of the JVs	1.78	1.74
Total	100.00%	100.00%

	September 30, 2025	September 30, 2024
Fair value:
Senior secured debt	85.88%	85.21%
Debt investments in the JVs	5.57	5.35
Subordinated debt	3.18	3.64
Preferred equity	2.53	2.20
Common equity and warrants	2.42	2.85
LLC equity interests of the JVs	0.42	0.75
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2025	September 30, 2024
Cost:
Application Software	17.64%	16.85%
Multi-Sector Holdings (1)	7.68	7.26
Health Care Services	5.21	4.77
Aerospace & Defense	4.26	2.32
Interactive Media & Services	4.23	3.04
Pharmaceuticals	3.74	3.01
Health Care Equipment	2.95	0.92
Specialized Consumer Services	2.68	0.82
Health Care Technology	2.47	3.37
Life Sciences Tools & Services	2.39	—
Metal, Glass & Plastic Containers	2.26	2.06
Specialized Finance	2.20	1.44
Airport Services	2.15	2.01
Soft Drinks & Non-alcoholic Beverages	1.85	1.36
Environmental & Facilities Services	1.81	2.07
Real Estate Operating Companies	1.60	2.32
Diversified Support Services	1.56	2.54
Systems Software	1.55	1.25
Communications Equipment	1.41	1.49
Diversified Financial Services	1.40	2.12
Biotechnology	1.35	1.39
Internet Services & Infrastructure	1.33	1.70
Personal Care Products	1.27	2.02
Automotive Retail	1.24	1.30
Data Processing & Outsourced Services	1.14	2.55
Electrical Components & Equipment	1.09	1.04
Construction Machinery & Heavy Transportation Equipment	1.08	0.82
Packaged Foods & Meats	1.07	0.63
Research & Consulting Services	1.04	—
Health Care Supplies	0.99	0.46
Drug Retail	0.97	—
Construction & Engineering	0.96	1.00
Building Products	0.95	—
Office Services & Supplies	0.94	1.24
Cable & Satellite	0.89	—
Health Care Distributors	0.88	1.92
Insurance Brokers	0.87	0.61
Movies & Entertainment	0.77	0.98
Industrial Machinery & Supplies & Components	0.76	2.63
Broadline Retail	0.76	0.71
Home Improvement Retail	0.70	1.59
Education Services	0.67	0.26
Hotels, Resorts & Cruise Lines	0.67	0.66
Diversified Chemicals	0.65	—
Property & Casualty Insurance	0.64	—
Oil & Gas Storage & Transportation	0.63	0.61
Real Estate Services	0.63	1.76
Apparel Retail	0.60	0.57
Alternative Carriers	0.59	—
Gold	0.58	0.75
Air Freight & Logistics	0.53	—
Real Estate Development	0.52	1.22
Advertising	0.37	0.36
Paper & Plastic Packaging Products & Materials	0.34	0.58
Financial Exchanges & Data	0.26	0.26
Housewares & Specialties	0.09	0.09
Home Furnishings	0.08	0.77
Distributors	0.06	0.06
Fertilizers & Agricultural Chemicals	—	1.74
Diversified Metals & Mining	—	1.59
Leisure Facilities	—	1.21
Other Specialty Retail	—	1.17
Passenger Airlines	—	0.80
Wireless Telecommunication Services	—	0.77
Specialty Chemicals	—	0.62
Food Distributors	—	0.47
Integrated Telecommunication Services	—	0.07
Total	100.00%	100.00%

	September 30, 2025	September 30, 2024
Fair value:
Application Software	18.34%	17.34%
Multi-Sector Holdings (1)	6.53	6.41
Aerospace & Defense	4.65	2.46
Interactive Media & Services	4.61	3.21
Health Care Services	4.20	4.23
Pharmaceuticals	4.05	3.04
Health Care Technology	3.40	3.47
Specialized Consumer Services	2.89	0.85
Life Sciences Tools & Services	2.58	0.00
Specialized Finance	2.37	1.47
Health Care Equipment	2.29	0.87
Soft Drinks & Non-alcoholic Beverages	1.98	1.41
Airport Services	1.90	1.83
Environmental & Facilities Services	1.88	2.12
Diversified Support Services	1.67	2.67
Systems Software	1.67	1.32
Diversified Financial Services	1.59	2.20
Real Estate Operating Companies	1.59	2.36
Biotechnology	1.54	1.52
Communications Equipment	1.52	1.55
Internet Services & Infrastructure	1.44	1.75
Automotive Retail	1.30	1.29
Personal Care Products	1.27	1.90
Construction Machinery & Heavy Transportation Equipment	1.17	0.88
Electrical Components & Equipment	1.17	1.07
Packaged Foods & Meats	1.15	0.66
Health Care Supplies	1.06	0.47
Research & Consulting Services	1.05	0.00
Drug Retail	1.04	—
Building Products	1.02	—
Construction & Engineering	1.01	1.03
Cable & Satellite	0.96	0.00
Insurance Brokers	0.94	0.64
Office Services & Supplies	0.94	1.26
Health Care Distributors	0.93	1.95
Data Processing & Outsourced Services	0.92	2.44
Industrial Machinery & Supplies & Components	0.88	2.81
Movies & Entertainment	0.84	1.02
Diversified Chemicals	0.80	—
Broadline Retail	0.76	0.75
Hotels, Resorts & Cruise Lines	0.70	0.67
Property & Casualty Insurance	0.70	—
Real Estate Services	0.68	1.79
Education Services	0.66	0.27
Gold	0.66	0.83
Alternative Carriers	0.64	—
Apparel Retail	0.58	0.60
Air Freight & Logistics	0.58	—
Real Estate Development	0.57	1.27
Oil & Gas Storage & Transportation	0.50	0.52
Metal, Glass & Plastic Containers	0.41	1.56
Advertising	0.41	0.38
Paper & Plastic Packaging Products & Materials	0.36	0.61
Financial Exchanges & Data	0.28	0.27
Distributors	0.11	0.07
Home Improvement Retail	0.09	1.61
Home Furnishings	0.09	0.31
Housewares & Specialties	0.08	0.08
Fertilizers & Agricultural Chemicals	—	1.81
Diversified Metals & Mining	—	1.67
Other Specialty Retail	—	1.31
Leisure Facilities	—	1.24
Passenger Airlines	—	0.88
Wireless Telecommunication Services	—	0.80
Specialty Chemicals	—	0.64
Food Distributors	—	0.51
Integrated Telecommunication Services	—	0.05
Total	100.00%	100.00%
___________________
(1)This industry includes our investments in the JVs and CLOs.

The Joint Ventures

Senior Loan Fund JV I, LLC

In May 2014, we entered into an LLC agreement with Kemper to form SLF JV I. We co-invest in senior secured loans of middle-market companies and other corporate debt securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). Since we do not have a controlling financial interest in SLF JV I, we do not consolidate SLF JV I. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act. SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional SLF JV I Notes. The SLF JV I Notes are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt.
As of September 30, 2025 and September 30, 2024, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of September 30, 2025 and September 30, 2024, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of September 30, 2025 and September 30, 2024, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of September 30, 2025 and September 30, 2024. We earned interest income of $13.2 million, $14.3 million and $12.7 million on the SLF JV I Notes for the years ended September 30, 2025, 2024 and 2023, respectively. As of September 30, 2025, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $11.9 million, respectively, as of September 30, 2025, and $54.8 million and $22.5 million, respectively, as of September 30, 2024. We earned $2.5 million, $5.3 million and $4.2 million in dividend income for the years ended September 30, 2025, 2024 and 2023, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
Senior secured loans (1)	$394,091	$330,094
Weighted average interest rate on senior secured loans (2)	8.09%	9.56%
Number of borrowers in SLF JV I	72	48
Largest exposure to a single borrower (1)	$10,390	$10,495
Total of five largest loan exposures to borrowers (1)	$49,629	$49,413
__________________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on performing senior secured loans at fair value.

See "Note 3. Portfolio Investments" in the notes to the accompanying financial statements for more information on SLF JV I and its portfolio.
OCSI Glick JV LLC
On March 19, 2021, we became party to the LLC agreement of the Glick JV. The Glick JV invests primarily in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. All portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). Since we do not have a controlling financial interest in the Glick JV, we do not consolidate the Glick JV. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act. The Glick JV is capitalized as transactions are completed. The members provide capital to the Glick JV in exchange for LLC equity interests, and we and GF Debt Funding provide capital to the Glick JV in exchange for the Glick JV Notes. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of September 30, 2025 and September 30, 2024, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of September 30, 2025 and September 30, 2024, of which $73.5 million was from us. As of each of September 30, 2025 and September 30, 2024, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of September 30, 2025 and September 30, 2024, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $53.1 million and $46.1 million, respectively, as of September 30, 2025. The cost and fair value of our aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. For the years ended September 30, 2025, 2024 and 2023, our investment in the Glick JV Notes earned interest income of $6.8 million, $7.2 million and $6.7 million, respectively. We did not earn any dividend income for the years ended September 30, 2025, 2024 and 2023 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
Senior secured loans (1)	$132,109	$125,405
Weighted average current interest rate on senior secured loans (2)	8.32%	9.65%
Number of borrowers in the Glick JV	57	44
Largest loan exposure to a single borrower (1)	$4,305	$5,898
Total of five largest loan exposures to borrowers (1)	$20,577	$22,152
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on performing senior secured loans at fair value.
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
Comparison of Years ended September 30, 2025 and September 30, 2024
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the years ended September 30, 2025 and 2024 was $316.8 million and $381.7 million, respectively. For the year ended September 30, 2025, this amount consisted of $307.5 million of interest income from portfolio investments (which included $19.4 million of PIK interest), $5.8 million of fee income and $3.5 million of dividend income (which included $0.8 million of PIK dividends). For the year ended September 30, 2024, this amount consisted of $367.1 million of interest income from portfolio investments (which included $20.8 million of PIK interest), $9.2 million of fee income and $5.4 million of dividend income. The decrease of $64.9 million, or 17.0%, in our total investment income for the year ended September 30, 2025, as compared to the year ended September 30, 2024, was due primarily to a $59.6 million decrease in interest income, which resulted from decreases in reference rates, a smaller investment portfolio and the impact of certain investments that were placed on non-accrual status, a $1.9 million decrease in dividend income primarily driven by our investment in SLF JV I and $3.4 million of lower fee income driven by lower prepayment and amendment fees.
Net expenses (i.e., expenses net of fee waivers) for the years ended September 30, 2025 and 2024 were $163.3 million and $206.6 million, respectively. Net expenses decreased for the year ended September 30, 2025, as compared to the year ended September 30, 2024, by $43.3 million, or 21.0%. The decrease in net expenses was primarily driven by a $23.2 million reduction in Part I incentive fees (net of waivers) due to the implementation of a total return hurdle and lower total investment income, $12.8 million of lower interest expense due to decrease in reference rates and a lower average borrowings outstanding and $8.9 million of lower management fees (net of waivers) due to the reduction in the annual rate effective July 1, 2024 and lower total assets.
Net Investment Income
Net investment income for the year ended September 30, 2025 decreased by $22.4 million compared to the year ended September 30, 2024, as a result of the $64.9 million decrease in total investment income and a $0.9 million increase in the provision for taxes on net investment income, partially offset by a $43.3 million decrease in net expenses.
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
During the years ended September 30, 2025 and 2024, we recorded aggregate net realized losses of $17.1 million and $136.4 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2025 and 2024.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the years ended September 30, 2025 and 2024, we recorded net unrealized appreciation (depreciation) of $(101.2) million and $19.1 million, respectively. For the year ended September 30, 2025, this consisted of $98.4 million of net unrealized depreciation on debt investments and $28.0 million of net unrealized depreciation on equity investments, partially offset by $22.7 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.5 million of net unrealized appreciation of foreign currency cash and forward contracts. For the year ended September 30, 2024, this consisted of $69.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $37.5 million of net unrealized depreciation on equity investments, $8.8 million of net unrealized depreciation of foreign currency forward contracts and $4.4 million of net unrealized depreciation on debt investments.
Comparison of Years ended September 30, 2024 and September 30, 2023
The comparison of the fiscal years ended September 30, 2024 and 2023 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2024.
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2025, we had $1,495.0 million in senior securities and our asset coverage ratio was 197.50%. As of September 30, 2025, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 0.97x.
For the year ended September 30, 2025, we experienced a net increase in cash and cash equivalents (including restricted cash) of $1.1 million. During that period, net cash provided by operating activities was $228.4 million, primarily from $1,044.7 million of principal payments and sale proceeds received and the cash activities related to $152.6 million of net investment income, partially offset by funding $958.7 million of investments and $11.9 million of net decreases in receivables from unsettled transactions. During the same period, net cash used in financing activities was $229.3 million, primarily consisting of $148.2 million of cash distributions paid to our stockholders, $165.0 million of net repayments under our credit facilities, $10.7 million of repurchases of common stock under dividend reinvestment plan and $8.4 million of deferred financing costs paid, partially offset by $103.0 million of proceeds from issuance of shares.
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
As of September 30, 2025, we had $79.6 million in cash and cash equivalents, portfolio investments (at fair value) of $2.8 billion, $31.9 million of interest, dividends and fees receivable, $3.2 million of due from portfolio companies, $615.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $10.1 million of net payables from unsettled transactions, $545.0 million of borrowings outstanding under our credit facilities and $941.9 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2025, our only off-balance sheet arrangements consisted of $286.0 million of unfunded commitments, which was composed of $258.9 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $258.9 million, approximately $246.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, our only off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of September 30, 2025, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the OSI2 Citibank Facility (as defined below), the 2025 Notes (as defined below), the 2027 Notes, the 2029 Notes and the 2030 Notes:

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of September 30, 2025	Weighted average debt outstanding for the year ended September 30, 2025	Maximum debt outstanding for the year ended September 30, 2025
Syndicated Facility	$430,000	$545,000	$473,822	$630,000
OSI2 Citibank Facility	280,000	—	137,370	305,000
2025 Notes	300,000	—	120,822	300,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
2030 Notes	—	300,000	177,534	300,000
Total debt	$1,660,000	$1,495,000	$1,559,548

The following table reflects our contractual obligations arising from the Syndicated Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes:

	Payments due by period as of September 30, 2025
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$545,000	$—	$—	$545,000
Interest due on Syndicated Facility	152,603	33,737	67,474	51,392
2027 Notes	350,000	—	350,000	—
Interest due on 2027 Notes (a)	28,290	21,876	6,414	—
2029 Notes	300,000	—	—	300,000
Interest due on 2029 Notes (a)	74,414	22,011	44,021	8,382
2030 Notes	300,000	—	—	300,000
Interest due on 2030 Notes (a)	84,609	19,170	38,339	27,100
Total	$1,834,916	$96,794	$506,248	$1,231,874
__________
(a) The interest due on the 2027 Notes, the 2029 Notes and the 2030 Notes was calculated net of the interest rate swaps.
Equity Issuances
During the years ended September 30, 2024 and 2023, we issued 295,484 and 171,645 shares of common stock, respectively, as part of the DRIP.
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
In connection with the "at the market" offering, we issued and sold 168,055 shares of common stock during the year ended September 30, 2025 for net proceeds of $3.0 million (net of offering costs).

	Number of Shares Issued	Gross Proceeds	Placement Agent Fees	Net Proceeds (1)	Average Sales Price per Share (2)
"At the market" offering	168,055	$2,987	$26	$2,960	$17.77
(1) Net proceeds excludes offering costs of less than $0.1 million.
(2) Represents the gross sales price, including supplemental payments by Oaktree, before deducting placement agent fees and estimated offering expenses.
In connection with the at-the-market offering, an affiliate of Oaktree made supplemental payments to us in an amount equal to $0.3 million during the year ended September 30, 2025 to ensure that the sales price per share of common stock was not less than our current net asset value per share. These amounts are included in gross proceeds in the table above.
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

On January 31, 2025, we and Oaktree Capital I, L.P., an affiliate of Oaktree, entered into a purchase agreement pursuant to which Oaktree Capital I, L.P. purchased 5,672,149 shares of our common stock on February 3, 2025 for an aggregate purchase price of $100.0 million. These shares were sold at $17.63 per share, which was our net asset value per share on January 31, 2025 as calculated in accordance with Section 23 of the Investment Company Act. Oaktree Capital I, L.P. has agreed not to sell the shares acquired in this transaction through February 3, 2026.

Distributions
The following table reflects the distributions per share that we have paid, including shares issued under our DRIP, on our common stock since October 1, 2023.

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(2)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(1)	1.6	million
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	0.55	43.8	million	94,970	(1)	1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	0.40	31.5	million	234,752	(1)	3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	0.07	5.6	million	41,082	(1)	0.6	million
Quarterly	April 28, 2025	June 16, 2025	June 30, 2025	0.40	31.6	million	256,343	(1)	3.6	million
Supplemental	April 28, 2025	June 16, 2025	June 30, 2025	0.02	1.6	million	12,817	(1)	0.2	million
Quarterly	July 28, 2025	September 15, 2025	September 30, 2025	0.40	34.1	million	90,388	(1)	1.2	million
 ______________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of September 30, 2025, (i) the size of the Syndicated Facility was $1.160 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.50 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on April 8, 2029 and the maturity date was April 8, 2030 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at our option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.

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
The following table describes significant financial covenants, as of September 30, 2025, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2025 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $819 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after December 31, 2024	$871 million	$1,476 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	2.00:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$908 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Annual Report on Form 10-K.
As of September 30, 2025 and September 30, 2024, we had $545.0 million and $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $545.0 million and $430.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.467%, 7.443% and 6.792% for the years for the years ended September 30, 2025, 2024 and 2023, respectively. For the years ended September 30, 2025, 2024 and 2023, we recorded interest expense (inclusive of fees) of $36.8 million, $39.4 million and $50.0 million, respectively, related to the Syndicated Facility.
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
In connection with the termination of the OSI2 Citibank Facility, we accelerated $3.1 million of deferred financing costs into interest expense during the year ended September 30, 2025.
As of September 30, 2024, we had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. Our borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 6.741%, 7.756% and 7.666% for the years ended September 30, 2025, 2024 and 2023, respectively. For the years ended September 30, 2025 and 2024, we recorded interest expense (inclusive of fees) of $14.4 million and $23.8 million, respectively, related to the OSI2 Citibank Facility. For the period from January 23, 2023 to September 2023, we recorded interest expense (inclusive of fees) of $14.6 million related to the OSI2 Citibank Facility.
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
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes as of September 30, 2025 and September 30, 2024:

	As of September 30, 2025			As of September 30, 2024
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$350.0	$300.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(1.0)	(2.2)	(3.3)	(0.3)	(1.8)	(2.9)
Unaccreted discount	(0.2)	(2.1)	—	(0.2)	(0.4)	(2.7)
Interest rate swap fair value adjustment	(12.2)	4.8	8.1	—	(20.2)	7.2
Net carrying value	$336.6	$300.5	$304.8	$299.5	$327.6	$301.6
Fair Value	$339.8	$314.5	$301.1	$298.1	$327.7	$312.3
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes for the year ended September 30, 2025:

($ in millions)	2025 Notes	2027 Notes	2029 Notes	2030 Notes
Coupon interest	$4.2	$9.4	$21.3	$11.3
Amortization of financing costs and discount	0.5	0.9	1.3	0.4
Effect of interest rate swap	—	13.1	1.8	0.4
Total interest expense	$4.7	$23.4	$24.4	$12.1
Coupon interest rate (net of effect of interest rate swaps)	3.500%	6.353%	7.585%	6.491%
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2025.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2025	93.1%	—
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
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, an affiliate of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by BOH. See “Note 10. Related Party Transactions – Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
Distribution Declaration
On November 10, 2025, our Board of Directors declared a quarterly distribution of $0.40 per share, payable in cash on December 31, 2025 to stockholders of record on December 15, 2025.

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
As of September 30, 2025, 90.7% of our debt investment portfolio (at fair value) and 90.3% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2024, 88.4% of our debt investment portfolio (at fair value) and 88.7% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2025 and September 30, 2024, was as follows:

	September 30, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$454,083	18.6%	$388,959	15.5%
>0% and <1%	911,157	37.3%	682,572	27.1%
1%	973,243	39.8%	1,230,504	48.9%
>1%	104,354	4.3%	214,281	8.5%
Total Floating Rate Investments	$2,442,837	100.0%	$2,516,316	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$61,620	$(37,375)	$24,245
200	49,296	(29,900)	19,396
150	36,972	(22,425)	14,547
100	24,648	(14,950)	9,698
50	12,324	(7,475)	4,849

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,297)	$7,475	$(4,822)
100	(24,480)	14,950	(9,530)
150	(36,366)	22,425	(13,941)
200	(48,070)	29,900	(18,170)
250	(59,216)	37,375	(21,841)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2025 and September 30, 2024:

	September 30, 2025			September 30, 2024
($ in thousands)	Interest Bearing Cash and Investments		Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate		$6,608	$—	$34,597	$—
Prime rate	2,810		—	2,938	—
EURIBOR
30 day		€26,769	—	—	—
90 day	70,732		—	€59,736	—
180 day	42,090		—	16,817	—
SOFR
30 day		$938,764	545,000	$868,595	430,000
90 day (a)	1,377,601		950,000	1,569,212	930,000
180 day	56,524		—	42,058	—
SONIA		£33,723	—	£41,394	—
CORRA
30 day		$7,429	—	—	—
TONA
90 day		¥794,351	—	—	—
STIBOR
90 day	kr	81,913
Fixed rate		$290,922	—	$337,797	300,000
__________
(a)Borrowings include the 2027 Notes, 2029 Notes and 2030 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Specialty Lending Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 17, 2025 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2025 and 2024 by correspondence with the custodian, syndication agents, underlying investees and others; when replies were not received from syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company classified $2,477,378 thousand of its investments as Level 3 within the fair value hierarchy (Level 3 investments) as of September 30, 2025. As described in Note 2 and Note 3 to the consolidated financial statements, the Company’s valuation designee, under the oversight of the Board of Directors, determined the fair value of the Company’s Level 3 investments by using valuation techniques such as broker quotations, precedent transactions, enterprise value analyses or market yield techniques. These techniques require management to make judgments about the significant unobservable inputs including, among others, comparable EBITDA, revenue or asset multiples, market yields and broker quoted prices.

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

November 17, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oaktree Specialty Lending Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oaktree Specialty Lending Corporation’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Specialty Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 17, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

November 17, 2025

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2025	September 30, 2024
ASSETS
Investments at fair value:
Control investments (cost September 30, 2025: $377,709; cost September 30, 2024: $372,901)	$227,748	$289,404
Affiliate investments (cost September 30, 2025: $58,344; cost September 30, 2024: $38,175)	54,999	35,677
Non-control/Non-affiliate investments (cost September 30, 2025: $2,639,069; cost September 30, 2024: $2,733,843)	2,565,035	2,696,198
Total investments at fair value (cost September 30, 2025: $3,075,122; cost September 30, 2024: $3,144,919)	2,847,782	3,021,279
Cash and cash equivalents	79,630	63,966
Restricted cash	—	14,577
Interest, dividends and fees receivable	31,868	38,804
Due from portfolio companies	3,186	12,530
Receivables from unsettled transactions	4,949	17,548
Due from broker	15,550	17,060
Deferred financing costs	9,675	11,677
Deferred offering costs	143	125
Derivative assets at fair value	8,713	—
Other assets	1,495	775
Total assets	$3,002,991	$3,198,341
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,538	$3,492
Base management fee and incentive fee payable	12,515	15,517
Due to affiliate	1,569	4,088
Interest payable	12,067	16,231
Payables from unsettled transactions	15,011	15,666
Derivative liabilities at fair value	7,329	16,843
Deferred tax liability	269	—
Credit facilities payable	545,000	710,000
Unsecured notes payable (net of $6,561 and $4,935 of unamortized financing costs as of September 30, 2025 and September 30, 2024, respectively)	941,880	928,693
Total liabilities	1,537,178	1,710,530
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 88,086 and 82,245 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	881	822
Additional paid-in-capital	2,350,075	2,264,449
Accumulated overdistributed earnings	(885,143)	(777,460)
Total net assets (equivalent to $16.64 and $18.09 per common share as of September 30, 2025 and September 30, 2024, respectively) (Note 11)	1,465,813	1,487,811
Total liabilities and net assets	$3,002,991	$3,198,341

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Interest income:
Control investments	$20,284	$23,890	$21,203
Affiliate investments	1,220	685	2,620
Non-control/Non-affiliate investments	261,387	315,681	320,862
Interest on cash and cash equivalents	5,160	5,993	4,080
Total interest income	288,051	346,249	348,765
PIK interest income:
Control investments	830	2,584	309
Affiliate investments	111	56	—
Non-control/Non-affiliate investments	18,482	18,192	19,455
Total PIK interest income	19,423	20,832	19,764
Fee income:
Control investments	—	51	51
Affiliate investments	—	5	20
Non-control/Non-affiliate investments	5,829	9,154	6,475
Total fee income	5,829	9,210	6,546
Dividend income:
Control investments	2,450	5,250	4,200
Non-control/Non-affiliate investments	220	124	11
Non-control/Non-affiliate investments - PIK	828	—	—
Total dividend income	3,498	5,374	4,211
Total investment income	316,801	381,665	379,286
Expenses:
Base management fee	30,163	43,412	44,899
Part I incentive fee	27,516	34,764	35,831
Professional fees	4,926	4,670	6,244
Directors fees	640	640	640
Interest expense	115,845	128,622	111,642
Administrator expense	1,950	1,548	1,252
General and administrative expenses	3,559	2,645	3,528
Total expenses	184,599	216,301	204,036
Management fees waived	(933)	(5,250)	(5,525)
Part I incentive fees waived	(20,366)	(4,438)	—
Net expenses	163,300	206,613	198,511
Net investment income before taxes	153,501	175,052	180,775
(Provision) benefit for taxes on net investment income	(861)	—	—
Excise tax	—	—	(78)
Net investment income	152,640	175,052	180,697
Unrealized appreciation (depreciation):
Control investments	(66,464)	(35,343)	(2,014)
Affiliate investments	(847)	(949)	(392)
Non-control/Non-affiliate investments	(38,312)	64,145	(26,208)
Foreign currency forward contracts	4,394	(8,752)	59
Net unrealized appreciation (depreciation)	(101,229)	19,101	(28,555)
Realized gains (losses):
Control investments	12	786	—
Affiliate investments	191	—	—
Non-control/Non-affiliate investments	(6,243)	(138,285)	(27,390)
Foreign currency forward contracts	(11,057)	1,143	(5,765)
Net realized gains (losses)	(17,097)	(136,356)	(33,155)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(394)	108	(1,656)
Net realized and unrealized gains (losses), net of taxes	(118,720)	(117,147)	(63,366)
Net increase (decrease) in net assets resulting from operations	$33,920	$57,905	$117,331
Net investment income per common share — basic and diluted	$1.77	$2.18	$2.51
Earnings (loss) per common share — basic and diluted (Note 5)	$0.39	$0.72	$1.63
Weighted average common shares outstanding — basic and diluted	86,079	80,418	72,119

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Operations:
Net investment income	$152,640	$175,052	$180,697
Net unrealized appreciation (depreciation)	(101,229)	19,101	(28,555)
Net realized gains (losses)	(17,097)	(136,356)	(33,155)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(394)	108	(1,656)
Net increase (decrease) in net assets resulting from operations	33,920	57,905	117,331
Stockholder transactions:
Distributions to stockholders	(141,603)	(184,027)	(185,900)
Return of capital	(17,262)	—	—
Net increase (decrease) in net assets from stockholder transactions	(158,865)	(184,027)	(185,900)
Capital share transactions:
Issuance of common stock in connection with mergers	—	—	334,034
Issuance of common stock under dividend reinvestment plan	10,666	7,213	5,854
Repurchase of common stock under dividend reinvestment plan	(10,666)	(1,551)	(2,418)
Issuance of common stock in private placement	100,000	—	—
Issuance of common stock in connection with the "at the market" offering	2,947	92,507	1,300
Net increase (decrease) in net assets from capital share transactions	102,947	98,169	338,770
Total increase (decrease) in net assets	(21,998)	(27,953)	270,201
Net assets at beginning of period	1,487,811	1,515,764	1,245,563
Net assets at end of period	$1,465,813	$1,487,811	$1,515,764
Net asset value per common share	$16.64	$18.09	$19.63
Common shares outstanding at end of period	88,086	82,245	77,225

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$33,920	$57,905	$117,331
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	101,229	(19,101)	28,555
Net realized (gains) losses	17,097	136,356	33,155
PIK interest income	(19,423)	(20,832)	(19,764)
Accretion of original issue discount on investments	(17,990)	(17,991)	(22,314)
Accretion of original issue discount on unsecured notes payable	1,004	1,304	783
Amortization of deferred financing costs	8,797	5,036	4,599
Deferred taxes	269	(5)	1,670
Purchases of investments	(958,743)	(1,281,419)	(742,144)
Proceeds from the sales and repayments of investments	1,044,719	1,086,222	911,975
Cash received in the OSI2 Merger	—	—	22,317
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	7,055	1,641	578
(Increase) decrease in due from portfolio companies	9,344	(6,213)	16,283
(Increase) decrease in receivables from unsettled transactions	12,599	37,893	(50,742)
(Increase) decrease in due from broker	1,510	37,200	(8,730)
(Increase) decrease in other assets	(720)	906	14
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,954)	(458)	(53,118)
Increase (decrease) in base management fee and incentive fee payable	(3,002)	(4,030)	(489)
Increase (decrease) in due to affiliate	(2,519)	(222)	408
Increase (decrease) in interest payable	(4,164)	224	4,379
Increase (decrease) in payables from unsettled transactions	(655)	4,660	(15,975)
Increase (decrease) in director fees payable	—	—	(9)
Net cash provided by (used in) operating activities	228,373	19,076	228,762
Financing activities:
Distributions paid in cash	(148,199)	(176,814)	(180,046)
Borrowings under credit facilities	500,000	255,000	572,000
Repayments of borrowings under credit facilities	(665,000)	(255,000)	(787,000)
Repayments of unsecured notes	(300,000)	—	—
Issuance of unsecured notes	299,976	—	296,511
Shares issued under the "at the market" offering	2,960	92,748	1,370
Repurchases of common stock under dividend reinvestment plan	(10,666)	(1,551)	(2,418)
Shares issued in private placement	100,000	—	—
Deferred financing costs paid	(8,377)	(1,039)	(10,596)
Deferred offering costs paid	(43)	(117)	(235)
Net cash provided by (used in) financing activities	(229,349)	(86,773)	(110,414)
Effect of exchange rate changes on foreign currency	2,063	701	827
Net increase (decrease) in cash and cash equivalents and restricted cash	1,087	(66,996)	119,175
Cash and cash equivalents and restricted cash, beginning of period	78,543	145,539	26,364
Cash and cash equivalents and restricted cash, end of period	$79,630	$78,543	$145,539
Supplemental information:
Cash paid for interest	$110,208	$122,058	$98,189
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$—	$5,662	$3,436
Deferred financing costs	—	1,000	442
Deferred offering costs	—	—	12
Issuance of shares in connection with the OSI2 Merger	—	—	334,034
Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2025	September 30, 2024	September 30, 2023
Cash and cash equivalents	$79,630	$63,966	$136,450
Restricted cash	—	14,577	9,089
Total cash and cash equivalents and restricted cash	$79,630	$78,543	$145,539

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)(23)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	25,889	(15)(23)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		3,137	3,671	(15)(23)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	10,466	(15)(23)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$6,967	4,968	5,351	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,779	13,151	—	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)(23)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.94%		10/20/2028		58,349	53,123	46,060	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)(23)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.44%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	11,946	(11)(12)(14)(16)(19)(23)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,756	3,346	1,130	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		20,187	17,103	6,074	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		4,002	3,643	1,204	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,804	1,648	543	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,755	1,576	528	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		842	776	842	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		825	776	825	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		563	543	563	(15)(19)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,094	—	(15)(23)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)(23)
Total Control Investments (15.5% of net assets)										$377,709	$227,748

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.10%	2.00%	9/29/2026		$1,724	$1,695	$1,650	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.10%	2.00%	3/29/2027		3,711	3,626	3,533	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,914	3,027	3,347	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.10%		3/30/2026		1,440	1,427	1,386	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	1,622	(15)(23)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,496	(15)(23)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)(23)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,250	4,028	3,438	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		21,677	16,663	14,197	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)(23)
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	10.54%		6/7/2028		17,123	17,123	17,123	(6)(15)
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	8.25%			6/7/2028		—	(37)	—	(6)(15)(19)
Telestream 2 LLC	Application Software	Common Stock						744,491		7,207	7,207	(15)(23)
Total Affiliate Investments (3.8% of net assets)										$58,344	$54,999

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Non-Control/Non-Affiliate Investments												(18)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$16,173	$16,142	$16,098	(15)(19)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	10.41%		10/8/2030		19,551	19,104	19,313	(6)(11)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		9,100	9,100	9,335	(11)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan			5.97%	8.28%	9/13/2029		23,563	22,888	22,915	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/30/2024		6,569	4,405	6,536	(11)(15)(20)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/27/2031		€4,204	4,847	4,849	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/27/2031		16,817	18,450	19,398	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/30/2031		12,405	14,258	14,309	(6)(11)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.43%		10/30/2026		$6,400	6,397	6,400	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.43%		10/30/2026		25,332	25,306	25,332	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	6.00%	10.45%		10/30/2026		2,709	2,704	2,709	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.76%	1.00%	7/1/2026		2,723	2,721	2,642	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.76%	1.00%	7/1/2026		784	783	761	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.76%	1.00%	7/1/2026		14,272	14,260	13,845	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.65%		8/15/2029		6,589	6,402	6,491	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,365,722		—	—	(11)(23)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	34	(11)(15)(23)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	3,134	(15)(23)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.50%	8.00%	3/1/2029		2,737	2,735	2,737	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						76,023		76	623	(11)(23)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	67	(11)(13)(15)(23)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.66%		12/6/2027		47,093	46,702	47,093	(6)(15)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.13%		3/6/2032		15,048	14,841	14,576	(6)(15)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(17)	(79)	(6)(15)(19)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	11.25%		3/6/2031		315	277	226	(6)(15)(19)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.57%		12/29/2027		8,942	8,852	8,816	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.31%		12/29/2027		666	661	656	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.28%		12/29/2027		816	799	801	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		8,836	8,368	3,535	(6)(15)(20)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		12,537	9,901	—	(6)(15)(20)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.51%		8/19/2028		19,847	19,805	19,933	(6)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		21,617	31,086	(12)(15)(23)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		13,958	13,986	13,818	(11)(15)(21)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.78%		5/29/2031		€47,682	53,229	55,886	(6)(11)(15)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	10.10%		12/24/2026		$31,348	31,217	31,348	(6)(11)(15)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.16%		12/5/2031		55,927	54,940	54,892	(6)(15)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(101)	(105)	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		$3,189	$3,159	$2,794	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		1,239	1,242	1,085	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		6,452	6,386	2,323	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		8,920	8,817	3,211	(6)(15)(20)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.81%		8/15/2029		15,448	15,041	14,791	(6)(15)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.91%		9/30/2032		13,176	13,044	13,044	(6)(15)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			9/30/2032		—	(18)	(18)	(6)(15)(19)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			9/30/2032		—	(19)	(19)	(6)(15)(19)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.50%	10.96%		7/30/2027		39,831	39,728	39,181	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.50%	10.67%		7/30/2027		4,368	4,337	4,297	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.50%	10.96%		7/30/2026		1,844	1,835	1,802	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		3,084	3,083	2,696	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		7,439	7,355	6,505	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						26,654		—	68	(11)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						2,044		225	3	(11)(15)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						586		—	1	(11)(15)(23)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	11.20%		8/28/2030		30,447	29,700	29,698	(6)(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,512	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	560	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	63	(12)(15)(23)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	5.90%		10/31/2029		€4,066	4,003	4,622	(6)(11)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.41%		10/31/2030		16,260	15,983	18,150	(6)(11)(15)
Carlyle Global Market Strategies	Multi-Sector Holdings	CLO Notes	SOFR+	7.50%	11.83%		10/21/2037		$3,575	3,731	3,658	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.03%	3.38%	4/12/2030		13,159	12,922	13,141	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(27)	(1)	(6)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%			6/30/2032		—	(16)	(15)	(6)(11)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	SONIA+	4.75%	8.72%		6/30/2032		£10,313	13,839	13,755	(6)(11)(15)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%	6.65%		6/30/2032		€2,395	2,770	2,788	(6)(11)(15)
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	8.40%		4/3/2031		$15,800	14,480	14,392	(6)
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		3,812	3,700	3,812
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)(23)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.50%		4/6/2029		6,494	6,380	6,478	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.56%		2/27/2030		12,993	12,787	12,993	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(15)	—	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(13)	—	(6)(15)(19)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	9.14%		12/18/2031		47,745	47,003	46,843	(6)(15)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(107)	(131)	(6)(15)(19)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.91%		11/8/2030		$20,924	$20,543	$20,715	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.91%		11/8/2030			1,420	1,390	1,406	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030			—	(40)	(22)	(6)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029			12,378	12,378	12,378	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029			36,782	36,782	36,782	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419			419	594	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2			2	3	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31			—	—	(11)(15)(23)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			27,612	23,264	5,522	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			764	655	153	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			756	655	151	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			1,212	1,044	242	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			994	858	199	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			357	308	71	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			1,943	1,745	389	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			446	429	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			—	—	(985)	(6)(15)(19)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			443	411	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			802	786	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,060	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,053	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,856	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254			1,642	—	(15)(23)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.00%		8/10/2028			53,890	53,889	52,914	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.00%		8/10/2028			2,908	2,889	2,856	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%	9.99%		8/10/2028			806	806	697	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.81%		2/17/2031			13,508	13,260	13,238	(6)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031			14,203	14,203	14,193
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.50%	9.47%		5/19/2032			£15,711	20,604	20,762	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.69%		5/19/2032			$4,992	4,898	4,902	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			5/19/2032			—	(56)	(53)	(6)(11)(15)(19)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/26/2029			22,882	22,437	20,451	(6)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.38%		9/22/2032		kr	81,913	8,561	8,535	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	9.22%		9/22/2032			£6,350	8,399	8,378	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032			—	(106)	(106)	(6)(11)(15)(19)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031			$11,844	11,643	11,518	(6)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		12/24/2029			25,401	25,034	25,401	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029			—	(5)	—	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	9.64%		12/24/2029			$81	$60	$81	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%	4/21/2027		1,834	1,824	1,845	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%	4/21/2027		1,692	1,681	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%	4/21/2027		1,692	1,658	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%	4/21/2027		11,454	11,405	11,518	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%	7/2/2031		19,864	19,782	19,864	(6)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%	7/2/2031		1,946	1,932	1,946	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%		7/2/2031		—	(8)	—	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%	9/30/2030		14,478	14,220	14,478	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%	9/30/2030		3,656	3,626	3,656	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%		9/29/2029		—	(27)	—	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.88%	10/5/2029		4,324	4,261	4,268	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.76%	10/5/2029		3,758	3,682	3,673	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock					1,206		1,206	1,388	(15)(23)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.50%	3/18/2032		6,703	6,636	6,636	(6)(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%		3/18/2032		—	(11)	(11)	(6)(15)(19)
F&M Buyer LLC	Systems Software	First Lien Revolver	SOFR+	4.50%		3/18/2032		—	(10)	(10)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%	12/24/2028		28,385	28,385	27,533	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants					3,750		—	—	(11)(12)(15)(23)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.29%	9/13/2029		3,240	3,197	3,240	(6)(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants					31,246		427	44	(11)(15)(23)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	9.75%	5/3/2030		38,254	37,796	38,062	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	9.75%	5/3/2029		3,990	3,965	3,955	(6)(15)(19)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.07%	3/10/2031		8,432	8,356	8,345	(6)(15)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%		3/10/2031		—	(24)	(27)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.26%	6/21/2027		3,524	3,499	3,431	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.26%	6/21/2027		17,092	17,016	16,639	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%		6/21/2027		—	(13)	(47)	(6)(15)(19)
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.16%	9/17/2031		3,342	3,032	3,020	(6)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%	10/1/2031		2,359	2,230	2,243
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.51%	4/9/2029		8,386	8,180	7,537	(6)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.39%	5/16/2028		17,981	17,698	18,665	(6)(11)(15)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.81%	1/25/2030		17,945	17,876	18,124	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%		1/25/2030		—	(14)	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.07%	8/18/2028		25,511	25,346	24,880	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.57%	8/18/2028		3,636	3,616	3,592	(6)(15)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.08%	8/18/2028		632	607	577	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.20%	8/25/2028		26,812	26,672	26,777	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%		8/25/2028		—	(42)	(8)	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%		8/25/2028		—	(19)	(3)	(6)(15)(19)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.78%	1/15/2026		$32,744	$32,761	$32,440	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%	11.87%		1/15/2026		885	872	850	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.01%		3/25/2027		39,600	38,984	36,284	(6)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	9.94%	1.00%	10/1/2027		36,356	36,164	35,356	(6)(15)
JN Bidco LLC	Health Care Technology	Common Stock								9,179	19,723	(15)(23)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	9.16%		3/20/2033		16,432	16,391	16,483	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.35%		10/29/2027		37,255	36,971	35,627	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.25%		10/29/2027		16,382	16,338	15,666	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.50%		10/29/2027		2,495	2,452	2,130	(6)(15)(19)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.77%		11/25/2031		9,644	9,517	9,510	(6)(15)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	(16)	(18)	(6)(15)(19)
KKR Financial CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.10%	11.42%		4/15/2037		2,000	2,056	2,017	(6)(11)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.26%		10/30/2028		12,843	12,611	10,583	(6)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		13,834	13,677	13,714	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		2,739	2,706	2,715	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(23)	(18)	(6)(15)(19)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.66%		6/30/2028		23,781	23,737	24,051	(6)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.96%	2.75%	8/22/2031		26,902	26,462	26,445	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.17%		8/22/2031		959	936	932	(6)(15)(19)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.16%		8/22/2030		310	260	260	(6)(15)(19)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.25%	9.25%		1/13/2030		19,558	19,306	19,360	(6)(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.25%			1/13/2030		—	(16)	(13)	(6)(15)(19)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.26%		1/31/2028		2,680	2,606	2,579	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.26%		1/31/2028		23,017	22,824	22,145	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.26%		1/31/2028		1,802	1,780	1,701	(6)(15)(19)
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.06%		8/25/2031		4,000	3,980	3,978	(6)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.22%		3/1/2029		9,975	9,620	9,557	(6)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		6,128	6,000	6,256	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						129,939		545	830	(11)(15)(23)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.46%		7/21/2027		2,577	2,564	2,539	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.46%		7/21/2027		7,224	7,188	7,115	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	10.46%		7/21/2027		714	701	688	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	6.00%	10.46%		9/30/2027		39,221	39,054	39,221	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	11.00%		9/30/2027		1,752	1,718	1,752	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2027		—	(24)	—	(6)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.16%		6/3/2030		6,965	6,857	6,939	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(12)	(4)	(6)(11)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.16%		6/3/2030		1,137	1,120	1,133	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(11)	(2)	(6)(11)(15)(19)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.81%		7/1/2031		23,635	23,245	23,373	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.66%		2/28/2031		37,942	37,373	37,934	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.66%		2/28/2031		$821	$791	$821	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(53)	(6)	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%			7/2/2026		23,410	21,401	2,528	(6)(15)(20)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028		40,843	40,659	40,602	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028		13,685	13,669	13,604	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028		2,419	2,409	2,405	(6)(15)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.75%		2/10/2028		455	429	428	(6)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.75%		4/17/2031		2,866	2,826	2,828	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.75%		4/17/2031		9,655	9,521	9,527	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031		—	(6)	(5)	(6)(11)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.75%	9.75%		4/17/2031		272	244	245	(6)(11)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/12/2030		19,695	19,480	19,512	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/9/2030		7,765	7,696	7,693	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(28)	(32)	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(20)	(17)	(6)(15)(19)
Nexus Buyer LLC	Specialized Finance	Second Lien Term Loan	SOFR+	5.75%	9.91%		2/16/2032		16,184	16,040	16,186	(6)(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,000	(11)(23)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	491	(11)(23)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.16%		10/30/2031		11,329	11,231	11,226	(6)(11)(15)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(15)	(15)	(6)(11)(15)(19)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.15%		10/30/2031		€4,048	4,359	4,713	(6)(11)(15)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.47%		10/30/2031		£1,349	1,740	1,800	(6)(11)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	8.50%		12.73%	2/11/2030		$13,832	12,645	13,832	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	8,963	(15)(23)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	8.50%		2/13/2032		24,498	24,163	24,130	(6)(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.50%			2/13/2032		—	(71)	(78)	(6)(15)(19)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.09%	11.42%		10/20/2037		2,750	2,834	2,762	(6)(11)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						57,326		1,165	1,787	(11)(15)(23)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						12,593		256	393	(11)(15)(23)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.16%		11/15/2030		51,718	50,961	47,575	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(498)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(94)	(485)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,129	(15)(23)
Phoenix Finance, Inc.	Application Software	First Lien Term Loan	SOFR+	9.00%		13.00%	8/14/2028		5,324	5,197	5,164	(6)(15)
Phoenix Finance, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.50%		11.65%	8/14/2028		9,540	9,526	8,633	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029		5,029	5,029	5,029	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029		8,713	8,713	8,713	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.70%	8/22/2029		14,578	14,578	14,578	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Pluralsight, LLC	Application Software	Common Stock						4,300,526			$14,364	$7,999	(15)(23)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.25%	7.31%		9/17/2031			€12,868	14,005	15,120	(6)(11)(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.75%		9/17/2031			$5,846	5,798	5,846	(6)(11)(15)(19)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031			—	(49)	(51)	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031			10,676	10,379	10,676	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031			13,987	13,962	13,987	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031			—	(3)	—	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031			3,935	3,895	3,935	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031			3,588	3,587	3,587	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031			—	(4)	(4)	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%			9/30/2031			—	(34)	(2)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000			—	245	(15)(23)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.23%		1/23/2029			23,717	23,480	23,466	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.41%		9/20/2030			20,071	19,764	19,655	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	9.41%		9/20/2030			572	539	528	(6)(15)(19)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/5/2030			12,890	12,335	11,205	(6)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	11.82%	1.00%	9/30/2027			8,146	7,998	7,698	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	11.82%	1.00%	9/30/2027			26,993	26,502	25,508	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454			1,202	644	(11)(15)(23)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			22,917	22,821	23,261	(6)(11)(15)
Scilex Holding Co	Pharmaceuticals	Common Stock						274			78	5	(11)(23)
Seres Therapeutics, Inc.	Biotechnology	Warrants						2,911			182	25	(11)(15)(23)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	10.00%		5/20/2030			11,220	11,064	11,072	(6)(15)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(20)	(19)	(6)(15)(19)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.91%		4/19/2029			44,082	43,456	43,377	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(77)	(84)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000			139	—	(11)(23)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	9.76%		11/20/2028			17,872	17,757	16,085	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.25%	9.58%		11/18/2027			824	802	515	(6)(15)(19)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.13%		1/30/2032			41,034	40,477	40,451	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.72%		1/30/2032		C$	7,429	5,060	5,263	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.00%		1/30/2032			¥794,351	5,060	5,302	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(126)	(133)	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.05%		9/4/2029			$9,863	9,566	9,378	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			6,835	6,720	6,792
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.00%		9/27/2030			9,924	9,639	9,937	(6)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	8.52%		4/25/2031			€18,846	20,243	22,144	(6)(11)(15)(19)
SVP-Singer Holdings Inc.	Home Furnishings	Common Stock						418,881			2,463	2,463	(15)(23)
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.00%	9.33%		1/22/2038			$2,000	2,000	1,918	(6)(11)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.75%		11/22/2031			17,350	17,209	17,177	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031		$—	$(12)	$(10)	(6)(15)(19)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.95%		11/22/2030		144	124	121	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.04%		5/26/2028		19,472	18,953	17,087	(6)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		14.58%	6/18/2029		7,137	6,988	6,798	(6)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		21,901	16,279	14,715	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058		—	—	(15)(23)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.40%		1/25/2034		905	854	892	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		31,025	30,563	30,721	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		563	558	558	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032		—	(19)	(26)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032		—	(17)	(11)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		2,153	2,098	2,100	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.00%			2/13/2031		—	(45)	(31)	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031		15,655	15,522	15,658	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031		422	422	422	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.82%	3.13%	9/10/2031		5,758	5,701	5,759	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.48%		9/10/2031		700	683	700	(6)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		2,512	2,476	2,600	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		3,198	3,152	3,310	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		3,426	3,377	3,546	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(11)(15)(19)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.52%		6/16/2031		12,782	12,600	12,609	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		7/3/2032		16,714	16,547	16,559	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(24)	(22)	(6)(15)(19)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%		18.13%	1/23/2026		2,594	2,593	2,354	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)(23)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029		31,220	30,711	31,236	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/29/2029		1,480	1,480	1,480	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(57)	(9)	(6)(15)(19)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan			9.50%		10/26/2029		5,000	4,876	5,023
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.96%		10/26/2029		6,236	6,233	6,122	(6)
Total Non-Control/Non-Affiliate Investments (175.0% of net assets)										$2,639,069	$2,565,035
Total Portfolio Investments (194.3% of net assets)										$3,075,122	$2,847,782
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$6,608	$6,608
Other cash accounts										73,022	73,022
Total Cash and Cash Equivalents and Restricted Cash (5.4% of net assets)										$79,630	$79,630

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$173,478		€146,324	3/12/2026	Wells Fargo Bank, N.A.	$55
Foreign currency forward contract	$5,427	C$	7,442	3/12/2026	Wells Fargo Bank, N.A.	40
Foreign currency forward contract	$5,450		¥785,888	3/12/2026	Wells Fargo Bank, N.A.	46
Foreign currency forward contract	$8,976	kr	83,244	12/11/2025	JPMorgan Chase Bank, N.A.	86
Foreign currency forward contract	$37,547		£27,697	12/11/2025	Wells Fargo Bank, N.A.	256
Foreign currency forward contract	$8,868		£6,534	12/11/2025	JPMorgan Chase Bank, N.A.	70
						$553

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(12,150)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	4,821
Interest rate swap	Fixed 6.34%	Floating 3-month SOFR +2.1920%	BNP Paribas	2/27/2030	$300,000	8,160
						$831

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)Substantially all of the Company's investments are pledged as collateral under its credit facility.
(5)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA"), the Tokyo overnight average rate ("TONA"), the Canadian overnight repo rate average ("CORRA"), the Stockholm interbank offered rate ("STIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98%, the 180-day SOFR at 3.85%, the PRIME at 7.25%, the SONIA at 4.19%, the TONA at 0.75%, the 30-day CORRA at 2.54%, the 90-day STIBOR at 1.89%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 2.03% and the 180-day EURIBOR at 2.10%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(7)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. "C$" signifies the investment is denominated in Canadian dollar. "¥" signifies the investment is denominated in Japanese Yen. "kr" signifies the investment is denominated in Swedish Kronor. All other investments are denominated in U.S. dollars.
(8)Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2025 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)This investment represents a participation interest in the underlying securities shown.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, qualifying assets represented 74.1% of the Company's total assets and non-qualifying assets represented 25.9% of the Company's total assets.
(12)Income producing through payment of dividends or distributions.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

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
(15)As of September 30, 2025, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of September 30, 2025.
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $153,067, or 10.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Type of Investment	Acquisition Date
ADC Therapeutics SA	Common Stock	4/25/2024
ADC Therapeutics SA	Warrants	8/15/2022
AIP RD Buyer Corp.	Common Stock	12/23/2021
All Web Leads, Inc.	Common Stock	3/29/2024
Alvotech Holdings S.A.	Common Stock	12/14/2018
Alvotech Holdings S.A.	Common Stock	12/14/2018
Assembled Brands Capital LLC	Common Stock	10/17/2018
Assembled Brands Capital LLC	Warrants	9/10/2019
athenahealth Group Inc.	Preferred Equity	2/15/2022
BioXcel Therapeutics, Inc.	Common Stock	11/25/2024
BioXcel Therapeutics, Inc.	Warrants	4/28/2022
BioXcel Therapeutics, Inc.	Warrants	3/20/2024
Blumenthal Temecula, LLC	Preferred Equity	3/25/2021
Blumenthal Temecula, LLC	Preferred Equity	3/25/2021
Blumenthal Temecula, LLC	Common Stock	3/25/2021
C5 Technology Holdings, LLC	Common Stock	10/11/2013
C5 Technology Holdings, LLC	Preferred Equity	10/11/2013
Continental Intermodal Group LP	Preferred Equity	2/2/2024
Continental Intermodal Group LP	Common Stock	1/28/2020
Conviva Inc.	Preferred Equity	2/25/2021
Delta Leasing SPV II LLC	Preferred Equity	8/31/2022
Delta Leasing SPV II LLC	Common Stock	8/31/2022
Delta Leasing SPV II LLC	Warrants	8/31/2022
Dialyze Holdings, LLC	Warrants	8/4/2021
Dominion Diagnostics, LLC	Common Stock	12/21/2012
Eyesouth Eye Care Holdco LLC	Common Stock	10/7/2022
Fairbridge Strategic Capital Funding LLC	Warrants	11/24/2021
Fortress Biotech, Inc.	Warrants	8/27/2020
JN Bidco LLC	Common Stock	8/12/2024
Mesoblast, Inc.	Warrants	12/20/2021
NN, Inc.	Warrants	3/3/2023
NN, Inc.	Warrants	6/30/2023
OCSI Glick JV LLC	Membership Interest	3/19/2021
OTG Management, LLC	Common Stock	9/1/2021
Paulus Holdings Public Limited Company	Preferred Equity	10/14/2022
Paulus Holdings Public Limited Company	Warrants	10/14/2022
PetVet Care Centers, LLC	Preferred Equity	11/14/2023
Pluralsight, LLC	Common Stock	8/22/2024
PRGX Global, Inc.	Common Stock	3/2/2021
RumbleOn, Inc.	Warrants	8/31/2021
Scilex Holding Co	Common Stock	1/28/2021
Senior Loan Fund JV I, LLC	Membership Interest	12/23/2016
Seres Therapeutics, Inc.	Warrants	4/27/2023
SIO2 Medical Products, Inc.	Common Stock	8/3/2023
SIO2 Medical Products, Inc.	Warrants	4/3/2023
Sorrento Therapeutics, Inc.	Common Stock	1/28/2021
SVP-Singer Holdings Inc.	Common Stock	12/31/2024
Telestream 2 LLC	Common Stock	6/7/2025
The Avery	Membership Interest	12/16/2023
Thrasio, LLC	Common Stock	6/18/2024
Win Brands Group LLC	Warrants	1/25/2021
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Measurements:
Oaktree, as the valuation designee of the Company's Board of Directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of the Company's assets, including unfunded commitments, on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of September 30, 2025 and September 30, 2024 was determined by Oaktree, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
Interest Rate Swaps
The Company uses interest rate swaps to hedge the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instruments in an effective hedge accounting relationship, and therefore the periodic payments are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of each interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreements are included in due from broker on the Company's Consolidated Statements of Assets and Liabilities.
Restricted Securities:
The Company may invest in securities that may be deemed “restricted securities” for purposes of Regulation S-X. Disposal of these restricted securities, which are valued in accordance with the Company’s valuation policy as described under “—Fair Value Measurements”, may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult due to legal and/or contractual restrictions. Information regarding restricted securities is included in the Schedules of Investments.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2025, there were ten investments on non-accrual status that in aggregate represented 6.5% and 3.0% of total debt investments at

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

cost and fair value, respectively. As of September 30, 2024, there were nine investments on non-accrual status that in aggregate represented 4.9% and 4.0% of total debt investments at cost and fair value, respectively.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets. As of September 30, 2025, the Company did not have any restricted cash. As of September 30, 2024, included in restricted cash was $14.6 million that was held at Deutsche Bank Trust Company Americas in connection with the OSI2 Citibank Facility (as defined in Note 6. Borrowings).

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
Segment Reporting:
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.
The chief operating decision maker (“CODM”) is composed of the Company’s chief executive officer and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is "Net increase (decrease) in net assets resulting from operations" which is reported on the Consolidated Statement of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount recommended to the Board for distribution to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Consolidated Statements of Assets and Liabilities and the significant segment expenses are listed on the Consolidated Statement of Operations.
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. For

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

calendar year 2023, the Company incurred $0.1 million of excise tax. The Company did not incur any U.S. federal excise tax for calendar year 2024. The Company does not expect to incur a U.S. federal excise tax for calendar year 2025.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not materially impact its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
As of September 30, 2025, 194.3% of net assets at fair value, or $2.8 billion, was invested in 143 portfolio companies, including (i) $124.6 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $46.1 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of September 30, 2025, 5.4% of net assets at fair value, or $79.6 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2024, 203.1% of net assets at fair value, or $3.0 billion, was invested in 144 portfolio investments, including (i) $135.2 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $48.9 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2024, 5.3% of net assets at fair value, or $78.5 million, was invested in cash and cash equivalents (including $14.6 million of restricted cash). As of September 30, 2025, 85.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.7% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2024, 85.2% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.0% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2025, 2024 and 2023, the Company recorded net realized losses of $17.1 million, $136.4 million and $33.2 million, respectively. During the years ended September 30, 2025, 2024 and 2023, the Company recorded net unrealized appreciation (depreciation) of $(101.2) million, $19.1 million and $(28.6) million, respectively.
The composition of the Company's investments as of September 30, 2025 and September 30, 2024 at cost and fair value was as follows:

	September 30, 2025		September 30, 2024
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,646,823	$2,535,998	$2,723,134	$2,684,858
Investments in equity securities	207,729	141,122	202,670	152,328
Debt investments in the JVs	165,779	158,716	164,324	161,552
Equity investments in the JVs	54,791	11,946	54,791	22,541
Total	$3,075,122	$2,847,782	$3,144,919	$3,021,279

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the composition of the Company's debt investments as of September 30, 2025 and September 30, 2024 at floating rates and fixed rates:

	September 30, 2025		September 30, 2024
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,442,837	90.65%	$2,516,316	88.40%
Fixed rate debt securities	251,877	9.35	330,094	11.60
Total	$2,694,714	100.00%	$2,846,410	100.00%

The following table presents the financial instruments carried at fair value as of September 30, 2025 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$338,232	$2,107,306	$—	$2,445,538
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	18,039	231,137	—	249,176
Investments in equity securities (preferred)	—	—	72,122	—	72,122
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	696	1,491	66,813	11,946	80,946
Total investments at fair value	696	357,762	2,477,378	11,946	2,847,782
Cash equivalents	6,608	—	—	—	6,608
Derivative assets	—	8,713	—	—	8,713
Total assets at fair value	$7,304	$366,475	$2,477,378	$11,946	$2,863,103
Derivative liabilities	$—	$7,329	$—	$—	$7,329
Total liabilities at fair value	$—	$7,329	$—	$—	$7,329
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2024 to September 30, 2025 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2024	$2,320,310	$255,346	$66,320	$81,756	$2,723,732
Purchases	712,463	3,583	109	24	716,179
Sales and repayments	(798,294)	(26,655)	(1,151)	(12,790)	(838,890)
Transfers in (a)(c)	6,555	—	1,056	9,670	17,281
Transfers out (b)(c)	(84,709)	—	—	(585)	(85,294)
Capitalized PIK interest income	16,627	2,826	—	—	19,453
Accretion of OID	12,998	2,233	—	—	15,231
Net unrealized appreciation (depreciation)	(62,238)	(6,201)	5,547	(19,875)	(82,767)
Net realized gains (losses)	(16,406)	5	241	8,613	(7,547)
Fair value as of September 30, 2025	$2,107,306	$231,137	$72,122	$66,813	$2,477,378
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of September 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2025	$(89,798)	$(6,147)	$5,749	$(21,168)	$(111,364)
__________
(a) There were $6.6 million of transfers into Level 3 from Level 2 for investments during the year ended September 30, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were $43.5 million of transfers out of Level 3 to Level 2 for investments during the year ended September 30, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(c) There were investment restructurings during the year ended September 30, 2025 in which (1) $30.9 million of Level 3 senior secured debt was exchanged for Level 2 senior secured debt, (2) $0.6 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity, (3) $9.7 million of Level 3 senior secured debt was exchanged for Level 3 common equity, (4) $0.4 million of Level 3 common equity was exchanged for Level 3 preferred equity and (5) $0.2 million of Level 3 common equity was exchanged for Level 1 common equity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of September 30, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,997,472	Market Yield	Market Yield	(b)	7.0%	-	36.0%	10.7%
	51,483	Enterprise Value	Revenue Multiple	(c)	0.7x	-	5.5x	2.7x
	11,414	Enterprise Value	EBITDA Multiple	(c)	0.4x	-	7.3x	3.4x
	46,937	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Subordinated Debt	72,421	Market Yield	Market Yield	(b)	5.0%	-	12.0%	8.7%
Debt Investments in the JVs	158,716	Enterprise Value	N/A	(e)	N/A	-	N/A	N/A
Preferred & Common Equity	58,219	Enterprise Value	Revenue Multiple	(c)	0.3x	-	5.5x	0.5x
	72,013	Enterprise Value	EBITDA Multiple	(c)	2.3x	-	14.3x	10.3x
	1,496	Enterprise Value	Asset Multiple	(c)	1.4x	-	1.6x	1.5x
	7,207	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,477,378
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2025 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$545,000	$545,000	$—	$—	$545,000
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	336,601	339,763	—	339,763	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	300,460	314,520	—	314,520	—
2030 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	304,819	301,128	—	301,128	—
Total	$1,486,880	$1,500,411	$—	$955,411	$545,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,555,861	83.11%	$2,615,066	83.14%
Debt investments in the JVs	165,779	5.39%	164,324	5.23%
Common equity and warrants	139,256	4.53%	134,452	4.28%
Subordinated debt	90,962	2.96%	108,068	3.44%
Preferred equity	68,473	2.23%	68,218	2.17%
LLC equity interests of the JVs	54,791	1.78%	54,791	1.74%
Total	$3,075,122	100.00%	$3,144,919	100.00%

	September 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,445,538	85.88%	166.84%	$2,574,937	85.21%	173.06%
Debt investments in the JVs	158,716	5.57%	10.83%	161,552	5.35%	10.86%
Subordinated debt	90,460	3.18%	6.17%	109,921	3.64%	7.39%
Preferred equity	72,122	2.53%	4.92%	66,320	2.20%	4.46%
Common equity and warrants	69,000	2.42%	4.71%	86,008	2.85%	5.78%
LLC equity interests of the JVs	11,946	0.42%	0.81%	22,541	0.75%	1.52%
Total	$2,847,782	100.00%	194.28%	$3,021,279	100.00%	203.07%

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

	September 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,072,606	34.88%	$1,033,467	32.86%
Midwest	490,842	15.96%	397,640	12.64%
Southeast	479,013	15.58%	464,992	14.79%
International	339,829	11.05%	343,033	10.91%
West	284,586	9.25%	320,407	10.19%
Southwest	234,192	7.62%	285,648	9.08%
South	164,434	5.35%	241,098	7.67%
Northwest	9,620	0.31%	58,634	1.86%
Total	$3,075,122	100.00%	$3,144,919	100.00%

	September 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$949,839	33.35%	64.80%	$965,469	31.94%	64.89%
Midwest	479,452	16.84%	32.71%	390,607	12.93%	26.25%
Southeast	385,283	13.53%	26.28%	419,669	13.89%	28.21%
International	354,855	12.46%	24.21%	354,662	11.74%	23.84%
West	283,930	9.97%	19.37%	314,994	10.43%	21.17%
Southwest	221,920	7.79%	15.14%	279,653	9.26%	18.80%
South	162,946	5.72%	11.12%	237,634	7.87%	15.97%
Northwest	9,557	0.34%	0.65%	58,591	1.94%	3.94%
Total	$2,847,782	100.00%	194.28%	$3,021,279	100.00%	203.07%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2025 and September 30, 2024:

	September 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$543,878	17.64%	$532,200	16.85%
Multi-Sector Holdings (1)	236,025	7.68	228,181	7.26
Health Care Services	160,149	5.21	149,904	4.77
Aerospace & Defense	131,123	4.26	72,927	2.32
Interactive Media & Services	129,993	4.23	95,564	3.04
Pharmaceuticals	114,897	3.74	94,639	3.01
Health Care Equipment	90,600	2.95	28,823	0.92
Specialized Consumer Services	82,497	2.68	25,763	0.82
Health Care Technology	75,913	2.47	105,932	3.37
Life Sciences Tools & Services	73,389	2.39	—	—
Metal, Glass & Plastic Containers	69,505	2.26	64,769	2.06
Specialized Finance	67,584	2.20	45,156	1.44
Airport Services	66,192	2.15	63,110	2.01
Soft Drinks & Non-alcoholic Beverages	56,944	1.85	42,898	1.36
Environmental & Facilities Services	55,761	1.81	65,229	2.07
Real Estate Operating Companies	49,076	1.60	72,839	2.32
Diversified Support Services	47,882	1.56	79,799	2.54
Systems Software	47,667	1.55	39,316	1.25
Communications Equipment	43,379	1.41	46,764	1.49
Diversified Financial Services	43,064	1.40	66,597	2.12
Biotechnology	41,521	1.35	43,821	1.39
Internet Services & Infrastructure	40,748	1.33	53,376	1.70
Personal Care Products	38,984	1.27	63,425	2.02
Automotive Retail	38,232	1.24	40,964	1.30
Data Processing & Outsourced Services	34,984	1.14	80,058	2.55
Electrical Components & Equipment	33,633	1.09	32,834	1.04
Construction Machinery & Heavy Transportation Equipment	33,138	1.08	25,901	0.82
Packaged Foods & Meats	32,888	1.07	19,863	0.63
Research & Consulting Services	31,938	1.04	—	—
Health Care Supplies	30,328	0.99	14,426	0.46
Drug Retail	29,700	0.97	—	—
Construction & Engineering	29,407	0.96	31,602	1.00
Building Products	29,193	0.95	—	—
Office Services & Supplies	28,897	0.94	38,891	1.24
Cable & Satellite	27,463	0.89	—	—
Health Care Distributors	27,210	0.88	60,316	1.92
Insurance Brokers	26,611	0.87	19,222	0.61
Movies & Entertainment	23,737	0.77	30,779	0.98
Industrial Machinery & Supplies & Components	23,480	0.76	82,624	2.63
Broadline Retail	23,267	0.76	22,231	0.71
Home Improvement Retail	21,401	0.70	49,891	1.59
Education Services	20,515	0.67	8,205	0.26
Hotels, Resorts & Cruise Lines	20,502	0.67	20,612	0.66
Diversified Chemicals	19,986	0.65	—	—
Property & Casualty Insurance	19,805	0.64	—	—
Oil & Gas Storage & Transportation	19,309	0.63	19,309	0.61
Real Estate Services	19,290	0.63	55,220	1.76
Apparel Retail	18,559	0.60	17,855	0.57
Alternative Carriers	18,180	0.59	—	—
Gold	17,698	0.58	23,454	0.75
Air Freight & Logistics	16,360	0.53	—	—
Real Estate Development	16,142	0.52	38,237	1.22
Advertising	11,397	0.37	11,418	0.36
Paper & Plastic Packaging Products & Materials	10,312	0.34	18,379	0.58
Financial Exchanges & Data	7,954	0.26	8,050	0.26
Housewares & Specialties	2,639	0.09	2,806	0.09
Home Furnishings	2,463	0.08	24,102	0.77
Distributors	1,733	0.06	1,733	0.06
Fertilizers & Agricultural Chemicals	—	—	54,677	1.74
Diversified Metals & Mining	—	—	50,061	1.59
Leisure Facilities	—	—	37,958	1.21
Other Specialty Retail	—	—	36,810	1.17
Passenger Airlines	—	—	25,039	0.80
Wireless Telecommunication Services	—	—	24,257	0.77
Specialty Chemicals	—	—	19,407	0.62
Food Distributors	—	—	14,639	0.47
Integrated Telecommunication Services	—	—	2,057	0.07
	$3,075,122	100.00%	$3,144,919	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$522,632	18.34%	35.68%	$523,007	17.34%	35.16%
Multi-Sector Holdings (1)	185,887	6.53	12.68	193,579	6.41	13.01
Aerospace & Defense	132,514	4.65	9.04	74,327	2.46	5.00
Interactive Media & Services	131,211	4.61	8.95	96,963	3.21	6.52
Health Care Services	119,633	4.20	8.16	127,935	4.23	8.60
Pharmaceuticals	115,382	4.05	7.87	91,804	3.04	6.17
Health Care Technology	96,960	3.40	6.61	104,795	3.47	7.04
Specialized Consumer Services	82,424	2.89	5.62	25,772	0.85	1.73
Life Sciences Tools & Services	73,456	2.58	5.01	—	—	—
Specialized Finance	67,439	2.37	4.60	44,551	1.47	2.99
Health Care Equipment	65,121	2.29	4.44	26,264	0.87	1.77
Soft Drinks & Non-alcoholic Beverages	56,333	1.98	3.84	42,674	1.41	2.87
Airport Services	54,143	1.90	3.69	55,434	1.83	3.73
Environmental & Facilities Services	53,423	1.88	3.64	64,119	2.12	4.31
Diversified Support Services	47,604	1.67	3.25	80,638	2.67	5.42
Systems Software	47,446	1.67	3.24	39,813	1.32	2.68
Diversified Financial Services	45,405	1.59	3.10	66,324	2.20	4.46
Real Estate Operating Companies	45,168	1.59	3.08	71,246	2.36	4.79
Biotechnology	43,821	1.54	2.99	45,954	1.52	3.09
Communications Equipment	43,293	1.52	2.95	46,858	1.55	3.15
Internet Services & Infrastructure	40,973	1.44	2.80	53,019	1.75	3.56
Automotive Retail	36,985	1.30	2.52	39,111	1.29	2.63
Personal Care Products	36,284	1.27	2.48	57,451	1.90	3.86
Construction Machinery & Heavy Transportation Equipment	33,311	1.17	2.27	26,486	0.88	1.78
Electrical Components & Equipment	33,290	1.17	2.27	32,246	1.07	2.17
Packaged Foods & Meats	32,778	1.15	2.24	19,846	0.66	1.33
Health Care Supplies	30,295	1.06	2.07	14,218	0.47	0.96
Research & Consulting Services	29,943	1.05	2.04	—	—	—
Drug Retail	29,698	1.04	2.03	—	—	—
Building Products	29,137	1.02	1.99	—	—	—
Construction & Engineering	28,766	1.01	1.96	31,063	1.03	2.09
Cable & Satellite	27,431	0.96	1.87	—	—	—
Insurance Brokers	26,766	0.94	1.83	19,221	0.64	1.29
Office Services & Supplies	26,753	0.94	1.83	38,149	1.26	2.56
Health Care Distributors	26,425	0.93	1.80	58,906	1.95	3.96
Data Processing & Outsourced Services	26,134	0.92	1.78	73,673	2.44	4.95
Industrial Machinery & Supplies & Components	24,957	0.88	1.70	84,977	2.81	5.71
Movies & Entertainment	24,051	0.84	1.64	30,863	1.02	2.07
Diversified Chemicals	22,772	0.80	1.55	—	—	—
Broadline Retail	21,513	0.76	1.47	22,554	0.75	1.52
Hotels, Resorts & Cruise Lines	20,023	0.70	1.37	20,342	0.67	1.37
Property & Casualty Insurance	19,933	0.70	1.36	—	—	—
Real Estate Services	19,347	0.68	1.32	54,197	1.79	3.64
Education Services	18,742	0.66	1.28	8,263	0.27	0.56
Gold	18,665	0.66	1.27	25,054	0.83	1.68
Alternative Carriers	18,204	0.64	1.24	—	—	—
Apparel Retail	16,600	0.58	1.13	18,017	0.60	1.21
Air Freight & Logistics	16,411	0.58	1.12	—	—	—
Real Estate Development	16,098	0.57	1.10	38,237	1.27	2.57
Oil & Gas Storage & Transportation	14,137	0.50	0.96	15,604	0.52	1.05
Metal, Glass & Plastic Containers	11,709	0.41	0.80	47,191	1.56	3.17
Advertising	11,538	0.41	0.79	11,515	0.38	0.77
Paper & Plastic Packaging Products & Materials	10,273	0.36	0.70	18,307	0.61	1.23
Financial Exchanges & Data	8,066	0.28	0.55	8,065	0.27	0.54
Distributors	3,134	0.11	0.21	2,220	0.07	0.15
Home Improvement Retail	2,528	0.09	0.17	48,775	1.61	3.28
Home Furnishings	2,463	0.09	0.17	9,376	0.31	0.63
Housewares & Specialties	2,354	0.08	0.16	2,546	0.08	0.17
Fertilizers & Agricultural Chemicals	—	—	—	54,668	1.81	3.67
Diversified Metals & Mining	—	—	—	50,419	1.67	3.39
Other Specialty Retail	—	—	—	39,660	1.31	2.67
Leisure Facilities	—	—	—	37,544	1.24	2.52
Passenger Airlines	—	—	—	26,556	0.88	1.78
Wireless Telecommunication Services	—	—	—	24,311	0.80	1.63
Specialty Chemicals	—	—	—	19,431	0.64	1.31
Food Distributors	—	—	—	15,484	0.51	1.04
Integrated Telecommunication Services	—	—	—	1,657	0.05	0.11
Total	$2,847,782	100.00%	194.28%	$3,021,279	100.00%	203.07%
___________________
(1)This industry includes the Company's investments in the JVs and CLOs.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2025 and September 30, 2024, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of September 30, 2025 and September 30, 2024, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of September 30, 2025. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of September 30, 2025, the revolving period of the SLF JV I Facility was scheduled to expire August 16, 2028 and the maturity date was August 21, 2028. As of September 30, 2025, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 1.40% per annum. As of September 30, 2025 and September 30, 2024, $252.5 million and $200.0 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of September 30, 2025 and September 30, 2024, SLF JV I had total assets of $447.4 million and $375.8 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 72 and 48 portfolio companies as of September 30, 2025 and September 30, 2024, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of September 30, 2025, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $124.6 million in aggregate, at fair value. As of September 30, 2024, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $135.2 million in aggregate, at fair value.
As of each of September 30, 2025 and September 30, 2024, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of September 30, 2025 and September 30, 2024, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
Senior secured loans (1)	$394,091	$330,094
Weighted average interest rate on senior secured loans (2)	8.09%	9.56%
Number of borrowers in SLF JV I	72	48
Largest exposure to a single borrower (1)	$10,390	$10,495
Total of five largest loan exposures to borrowers (1)	$49,629	$49,413
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2025

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	9.16%		10/31/2031		$8,181	$7,879	$8,008
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	8.03%		8/18/2030		10,390	10,326	10,434
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.76%	1.00%	7/1/2026		908	907	881	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.76%	1.00%	7/1/2026		5,398	5,385	5,237	(4)
Albaugh LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	3.75%	7.91%		4/6/2029		1,990	1,987	1,994
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.50%	8.00%	3/1/2029		1,412	1,410	1,412	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.50%		5/28/2032		5,175	5,136	5,227
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	3.35%	7.51%		12/6/2027		2,992	2,971	3,000
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.50%		2/15/2031		7,881	7,822	7,076
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		2,527	2,500	1,011	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		4,037	3,787	—	(4)(5)
Astro Acquisition LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.25%	7.12%		8/30/2032		4,380	4,369	4,405
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.26%		8/19/2028		7,696	7,552	7,720
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.51%		8/19/2028		1,950	1,888	1,958	(4)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	10.10%		12/24/2026		6,681	6,653	6,681	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		1,722	1,711	1,508	(4)(5)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		6,193	6,136	5,425	(4)(5)
Bausch + Lomb Corp.	Health Care Supplies	First Lien Term Loan	SOFR+	4.25%	8.41%		12/18/2030		8,705	8,599	8,721
Blackhawk Network Holdings Inc	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	4.00%	8.16%		3/12/2029		7,940	7,940	7,980
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.50%	7.70%		8/29/2032		4,000	4,020	4,016
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.20%		7/30/2031		7,960	7,944	7,956
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,323	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,994	1,946	1,031	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		2,358	2,319	1,219	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		600	583	310	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		13	13	7	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,964	1,932	1,015	(5)
CFC Group (CFC USA 2025 LLC)	Insurance Brokers	First Lien Term Loan	SOFR+	3.75%	8.04%		7/1/2032		5,848	5,790	5,599
Clear Channel Outdoor Holdings Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	8.28%		8/21/2028		5,479	5,490	5,495

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.25%		3/24/2031		$2,488	$2,488	$2,500
Connect Finco S.À.R.L.	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.66%		9/27/2029		5,486	5,413	5,427
Delek US Holdings Inc.	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.50%	7.76%		11/19/2029		3,740	3,738	3,739
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.75%	7.91%		7/9/2032		4,000	4,005	4,018
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.82%		8/2/2029		7,870	7,779	7,893
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/26/2029		8,961	8,871	8,009	(4)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031		5,423	5,348	5,274	(4)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.04%		9/15/2032		1,995	1,983	1,989
Flora Food Management US Corp.	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.75%	8.03%		1/3/2028		1,990	1,945	1,924
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	2.50%	6.65%		7/1/2031		6,948	6,917	6,963
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.50%	7.63%		9/20/2032		1,995	1,999	1,998
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.51%		4/9/2029		7,760	7,642	6,974	(4)
Howden Group Holdings Ltd	Insurance Brokers	First Lien Term Loan	SOFR+	3.50%	7.66%		4/18/2030		2,990	3,004	2,993
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.75%	7.92%		2/15/2029		8,777	8,731	8,811
Inmar Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.66%		10/30/2031		4,963	4,974	4,964
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.01%		3/25/2027		8,000	7,939	7,330
IVCE US LLC,	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	7.75%		12/12/2028		4,962	4,984	4,988
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.66%		8/15/2028		8,868	8,709	8,899
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.07%		7/23/2032		3,999	4,028	4,008
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.26%		10/30/2028		5,240	5,141	4,318	(4)
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.50%	7.66%		12/2/2031		4,950	4,902	4,963
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.75%	7.91%		7/29/2029		9,900	9,802	10,001
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.06%		8/25/2031		9,368	9,089	9,316	(4)
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	8.26%		6/1/2028		1,990	1,940	1,946
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.22%		3/1/2029		7,831	7,651	7,503	(4)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.41%		6/17/2031		7,920	7,873	7,922
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	4.00%	8.16%		7/31/2031		3,900	3,905	3,905
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	7.80%		2/23/2029		3,900	3,803	3,811
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.01%		2/1/2028		780	779	660
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	7.62%		3/19/2032		7,980	7,900	7,840
Petco Health & Wellness Co Inc.	Other Specialty Retail	First Lien Term Loan	SOFR+	3.25%	7.51%		3/3/2028		3,900	3,827	3,808
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	4.00%	8.14%		8/1/2032		7,867	7,806	7,759
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.5%	8/22/2029		1,043	1,043	1,043	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.7%	8/22/2029		1,745	1,745	1,745	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Pluralsight, LLC	Application Software	Common Stock								$1,719	$958	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/5/2030		$10,326	10,217	8,976	(4)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.00%	7.20%		1/31/2029		2,940	2,940	2,947
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.75%		12/16/2028		3,970	3,962	3,987
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.78%		6/30/2029		928	894	896
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.78%		6/30/2029		2,608	2,608	2,467
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	6.43%	5.00%	6/30/2029		1,528	1,528	1,360
SHO Holding I Corporation	Footwear	Common Stock								4,295	2,611
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.91%		5/12/2028		5,466	5,428	4,658
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.05%		9/4/2029		4,217	4,090	4,010	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.00%		9/27/2030		7,880	7,762	7,890	(4)
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.91%		3/15/2030		1,209	1,174	1,202
Tecta America Corp	Construction & Engineering	First Lien Term Loan	SOFR+	3.00%	7.16%		2/18/2032		4,988	4,999	5,012
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.81%		3/2/2030		4,977	4,994	4,980
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	7.75%		9/15/2028		7,425	7,425	7,305
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	8.26%		11/2/2027		3,890	3,827	3,827
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.28%		6/20/2028		1,990	1,934	1,905
Verde Purchaser, LLC	Trading Companies & Distributors	First Lien Term Loan	SOFR+	4.00%	8.00%		11/30/2030		4,975	4,992	4,932
ViaSat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.75%		5/30/2030		5,481	5,442	5,407
Weber-Stephen Products LLC	Household Appliances	First Lien Term Loan	SOFR+	3.75%	7.97%		10/1/2032		3,900	3,861	3,865
Wilsonart LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.25%		8/5/2031		5,500	5,406	5,334
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.96%		10/26/2029		1,995	1,950	1,960	(4)
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.66%		2/14/2032		1,995	1,993	1,985
Total Portfolio Investments									$394,091	$403,332	$384,364
_______
(1) Represents the interest rate as of September 30, 2025. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2025, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98% and the 180-day SOFR at 3.85%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of September 30, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of September 30, 2025.
(5) This investment was on non-accrual status as of September 30, 2025.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of September 30, 2025 and September 30, 2024. The Company earned interest income of $13.2 million, $14.3 million and $12.7 million on the SLF JV I Notes for the years ended September 30, 2025, 2024 and 2023, respectively. As of September 30, 2025, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $11.9 million, respectively, as of September 30, 2025, and $54.8 million and $22.5 million, respectively, as of September 30, 2024. The Company earned $2.5 million, $5.3 million and $4.2 million in dividend income for the years ended September 30, 2025, 2024 and 2023, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of September 30, 2025 and September 30, 2024 and for the years ended September 30, 2025, 2024 and 2023:

	September 30, 2025	September 30, 2024
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2025: $403,332; cost September 30, 2024: $337,882)	$384,364	$329,496
Cash and cash equivalents	58,556	36,082
Restricted cash	2,023	6,994
Other assets	2,456	3,260
Total assets	$447,399	$375,832

Senior credit facility payable	$252,500	$200,000
Secured borrowings	—	11,311
SLF JV I Notes payable at fair value (proceeds September 30, 2025: $128,750; proceeds September 30, 2024: $128,750)	128,750	128,750
Other liabilities	52,496	10,007
Total liabilities	$433,746	$350,068
Members' equity	13,653	25,764
Total liabilities and members' equity	$447,399	$375,832

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Selected Statements of Operations Information:
Interest income	$30,719	$37,250	$38,984
Other income	162	153	290
Total investment income	30,881	37,403	39,274
Senior credit facility and secured borrowing interest expense	13,339	15,904	19,002
SLF JV I Notes interest expense	15,106	16,292	14,544
Other expenses	498	315	442
Total expenses (1)	28,943	32,511	33,988
Net investment income	1,938	4,892	5,286
Net unrealized appreciation (depreciation)	(10,582)	1,245	13,416
Net realized gains (losses)	(666)	(7,251)	(10,962)
Net income (loss)	$(9,310)	$(1,114)	$7,740
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
During the year ended September 30, 2025, the Company purchased $4.6 million of senior secured debt investments from SLF JV I for $4.5 million cash consideration, which represented the fair value at the time of purchase. During the year ended September 30, 2024, the Company purchased $25.1 million of senior secured debt investments from SLF JV I for $24.1 million cash consideration, which represented the fair value at the time of purchase. During the year ended September 30, 2023, the Company sold $31.8 million of senior secured debt investments to SLF JV I for $30.6 million cash consideration, which represented the fair value at the time of sale. A loss of $0.2 million was recognized by the Company on these transactions.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of September 30, 2025 and September 30, 2024, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of September 30, 2025, had a revolving period end date and maturity date of August 16, 2028 and August 21, 2028, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of September 30, 2025, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 1.40% per annum. As of September 30, 2025 and September 30, 2024, $80.5 million and $79.0 million of borrowings were outstanding under the Glick JV Facility, respectively.
As of September 30, 2025 and September 30, 2024, the Glick JV had total assets of $149.1 million and $145.0 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 57 and 44 portfolio companies as of September 30, 2025 and September 30, 2024, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $46.1 million and $48.9 million in the aggregate at fair value as of September 30, 2025 and September 30, 2024, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of September 30, 2025 and September 30, 2024, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of September 30, 2025 and September 30, 2024, of which $73.5 million was from the Company. As of each of September 30, 2025 and September 30, 2024, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of September 30, 2025 and September 30, 2024, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
Senior secured loans (1)	$132,109	$125,405
Weighted average current interest rate on senior secured loans (2)	8.32%	9.65%
Number of borrowers in the Glick JV	57	44
Largest loan exposure to a single borrower (1)	$4,305	$5,898
Total of five largest loan exposures to borrowers (1)	$20,577	$22,152
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of September 30, 2025

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	8.03%		8/18/2030		$1,960	$1,937	$1,968
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.76%	1.00%	7/1/2026		454	453	440	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.76%	1.00%	7/1/2026		2,987	2,977	2,897	(4)
Albaugh LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	3.75%	7.91%		4/6/2029		1,501	1,499	1,504
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.50%	8.00%	3/1/2029		1,000	999	1,000	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.50%		5/28/2032		1,725	1,712	1,742
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.50%		2/15/2031		3,450	3,424	3,097
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		1,039	1,028	416	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		1,661	1,581	—	(4)(5)
Astro Acquisition LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.25%	7.12%		8/30/2032		1,620	1,616	1,629
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.26%		8/19/2028		3,117	3,058	3,127
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.51%		8/19/2028		975	944	979	(4)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	10.10%		12/24/2026		3,854	3,838	3,854	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		785	781	688	(4)(5)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		3,303	3,272	2,893	(4)(5)
Bausch + Lomb Corp.	Health Care Supplies	First Lien Term Loan	SOFR+	4.25%	8.41%		12/18/2030		3,529	3,487	3,535
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.50%	7.70%		8/29/2032		1,500	1,508	1,506
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.20%		7/30/2031		2,985	2,978	2,984
CFC Group (CFC USA 2025 LLC)	Insurance Brokers	First Lien Term Loan	SOFR+	3.75%	8.04%		7/1/2032		2,152	2,130	2,061
Clear Channel Outdoor Holdings Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	8.28%		8/21/2028		1,469	1,475	1,474
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.25%		3/24/2031		1,194	1,194	1,200
Connect Finco S.À.R.L.	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.66%		9/27/2029		1,995	1,977	1,974
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.75%	7.91%		7/9/2032		1,500	1,511	1,507
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.82%		8/2/2029		4,132	4,113	4,144

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/26/2029		$3,508	$3,473	$3,135	(4)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031		2,015	1,985	1,959	(4)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.04%		9/15/2032		1,505	1,496	1,500
Flora Food Management US Corp.	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.75%	8.03%		1/3/2028		1,501	1,467	1,452
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	2.50%	6.65%		7/1/2031		2,978	2,964	2,984
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.50%	7.63%		9/20/2032		1,505	1,508	1,507
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.51%		4/9/2029		3,880	3,821	3,487	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.75%	7.92%		2/15/2029		4,305	4,277	4,321
Inmar Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.66%		10/30/2031		1,985	1,990	1,986
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.01%		3/25/2027		2,000	1,985	1,833	(4)
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.66%		8/15/2028		3,542	3,471	3,555
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.07%		7/23/2032		1,501	1,513	1,505
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.26%		10/30/2028		1,982	1,930	1,633	(4)
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.50%	7.66%		12/2/2031		1,210	1,198	1,213
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.75%	7.91%		7/29/2029		3,960	3,921	4,000
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.06%		8/25/2031		3,747	3,635	3,727	(4)
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	8.26%		6/1/2028		1,501	1,464	1,468
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.22%		3/1/2029		1,985	1,983	1,902	(4)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.41%		6/17/2031		3,465	3,445	3,466
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	7.80%		2/23/2029		750	731	733
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.01%		2/1/2028		389	389	329
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	4.00%	8.14%		8/1/2032		2,949	2,921	2,908
Pluralsight, LLC	Application Software	Common Stock						330,904		1,105	616	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029		670	670	670	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.70%	8/22/2029		1,122	1,122	1,122	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/5/2030		2,449	2,443	2,129	(4)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.00%	7.20%		1/31/2029		1,470	1,470	1,473
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.78%		6/30/2029		690	664	666
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.78%		6/30/2029		1,938	1,938	1,833
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	6.43%	5.00%	6/30/2029		1,135	1,135	1,011
SHO Holding I Corporation	Footwear	Common Stock						2,041		3,194	1,940
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.91%		5/12/2028		1,995	1,973	1,700
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.05%		9/4/2029		1,514	1,468	1,439	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.00%		9/27/2030		3,940	3,881	3,945	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.91%		3/15/2030		$912	$886	$907
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	7.75%		9/15/2028		2,475	2,475	2,435
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	8.26%		11/2/2027		748	736	736
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.28%		6/20/2028		1,501	1,459	1,437
Viasat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.75%		5/30/2030		2,000	1,983	1,973
Wilsonart LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.25%		8/5/2031		2,000	1,980	1,940
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.96%		10/26/2029		1,995	1,939	1,960	(4)
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.66%		2/14/2032		1,505	1,503	1,497
Total Portfolio Investments									$132,109	$135,083	$128,651
__________
(1) Represents the interest rate as of September 30, 2025. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2025, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98% and the 180-day SOFR at 3.85%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of September 30, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of September 30, 2025.
(5) This investment was on non-accrual status as of September 30, 2025.

Glick JV Portfolio as of September 30, 2024

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.25%		8/18/2028	$1,980	$1,948	$1,991	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	3,359	3,341	3,225	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	6.50%	11.37%		12/18/2025	513	510	493	(4)
Alvogen Pharma US, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.45%		6/30/2025	5,897	5,880	5,426	(4)
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.10%		2/15/2031	3,485	3,459	3,406
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.52%		12/29/2027	1,699	1,681	1,617	(4)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.29%		12/29/2027	120	118	110	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.35%		2/25/2028	1,047	1,035	868	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028	1,661	1,619	477	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.95%		8/19/2028	3,149	3,073	3,102
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.20%		8/19/2028	985	943	972
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.10%		2/15/2029	2,942	2,850	2,929
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	7.00%	7.70%	4.00%	12/24/2026	3,778	3,710	3,664	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027	3,328	3,298	3,133	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.87%		6/11/2027	$792	$787	$745	(4)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.27%		5/10/2027	3,718	3,657	3,710
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.01%		7/30/2031	3,000	2,993	2,998
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.60%		3/30/2029	2,621	2,456	2,613
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.60%		10/13/2029	2,570	2,446	2,443	(4)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	9.25%		1/30/2031	2,993	2,963	3,015
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%	8.60%		7/31/2029	2,813	2,792	2,826
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.21%		8/2/2029	2,957	2,932	2,916
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.60%		4/26/2029	3,534	3,488	3,553
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.85%		4/2/2029	392	387	373
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	10.06%		8/29/2031	1,025	1,011	1,019	(4)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.76%		7/1/2031	3,000	2,985	3,026
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.20%		4/9/2029	3,920	3,843	3,823	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029	3,125	3,088	3,114
Indivior Finance S.À.R.L.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	10.21%		6/30/2026	3,870	3,842	3,865
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.62%		3/25/2027	2,125	2,098	1,785	(4)
KDC US Holdings, Inc.	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	9.36%		8/15/2028	3,551	3,454	3,558
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2028	2,987	2,899	2,926	(4)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.60%		7/29/2029	4,000	3,950	3,939
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.85%		8/25/2031	4,000	3,861	3,850
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	8.10%		6/17/2031	3,500	3,480	3,453
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.70%		2/1/2028	990	989	954
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.70%		2/11/2028	2,980	2,944	2,959
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029	662	662	662	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.62%	8/22/2029	993	993	993	(4)
Pluralsight, LLC	Application Software	Common Equity & Warrants							1,105	1,105	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.10%		4/5/2030	1,985	1,980	1,986
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.50%	8.76%		3/16/2027	1,480	1,481	1,483
Shearer's Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	8.85%		2/12/2031	2,993	2,963	2,998
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029	697	664	683
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	11.82%		6/30/2029	1,957	1,957	1,879
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	12.32%		6/30/2029	1,078	1,078	970
SHO Holding I Corporation	Footwear	Common Equity & Warrants							3,194	2,337
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	8.00%		10/5/2027	3,266	3,250	3,277
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.69%		9/4/2029	1,918	1,846	1,748	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	8.35%		9/27/2030	3,980	3,920	3,878

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Principal	Cost	Fair Value (3)	Notes
SupplyOne, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.10%		4/19/2031	$1,493	$1,478	$1,499
Swissport Stratosphere USA LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.57%		4/4/2031	1,995	1,985	2,004
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	10.95%		12/29/2028	8	7	7	(4)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	8.60%		9/15/2028	2,494	2,494	2,502
Total Portfolio Investments								$125,405	$127,867	$124,887
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $53.1 million and $46.1 million, respectively, as of September 30, 2025. The cost and fair value of the Company's aggregate investment in the Glick JV was $51.7 million and $48.9 million, respectively, as of September 30, 2024. For the years ended September 30, 2025, 2024 and 2023, the Company's investment in the Glick JV Notes earned interest income of $6.8 million, $7.2 million and $6.7 million, respectively. The Company did not earn dividend income for the years ended September 30, 2025, 2024 and 2023 with respect to its investment in the LLC equity interest of the Glick JV. As of September 30, 2025, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of September 30, 2025 and September 30, 2024 and for the years ended September 30, 2025, 2024 and 2023:

	September 30, 2025	September 30, 2024
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2025: $135,083; cost September 30, 2024: $127,867)	$128,651	$124,887
Cash and cash equivalents	18,752	10,907
Restricted cash	650	1,032
Other assets	1,070	8,177
Total assets	$149,123	$145,003

Senior credit facility payable	$80,500	$79,000
Glick JV Notes payable at fair value (proceeds September 30, 2025: $66,685; proceeds September 30, 2024: $66,685)	52,640	55,886
Secured borrowings	—	5,766
Other liabilities	15,983	4,351
Total liabilities	$149,123	$145,003
Members' equity	—	—
Total liabilities and members' equity	$149,123	$145,003

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	For the year ended September 30, 2025	For the year ended September 30, 2024	For the year ended September 30, 2023
Selected Statements of Operations Information:
Interest income	$11,381	$14,111	$14,043
Fee income	68	70	63
Total investment income	11,449	14,181	14,106
Senior credit facility and secured borrowing interest expense	4,939	6,228	6,560
Glick JV Notes interest expense	6,133	6,743	6,056
Other expenses	111	143	182
Total expenses (1)	11,183	13,114	12,798
Net investment income	266	1,067	1,308
Net unrealized appreciation (depreciation)	(207)	2,781	1,254
Realized gain (loss)	(59)	(3,848)	(2,562)
Net income (loss)	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the year ended September 30, 2025, the Company purchased $1.9 million of senior secured debt investments from Glick JV for $1.9 million cash consideration, which represented the fair value at the time of purchase. During the year ended September 30, 2024, the Company purchased $7.9 million of senior secured debt investments from Glick JV for $7.8 million cash consideration, which represented the fair value at the time of purchase. During the year ended September 30, 2023, the Company sold $6.5 million of senior secured debt investments to Glick JV for $6.3 million cash consideration, which represented the fair value at the time of sale.
Note 4. Fee Income
For the years ended September 30, 2025, 2024 and 2023, the Company recorded total fee income of $5.8 million, $9.2 million and $6.5 million, respectively, of which $0.2 million, $0.3 million and $0.9 million, respectively, was recurring in nature.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2025, 2024 and 2023:

(Share amounts in thousands)	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$33,920	$57,905	$117,331
Weighted average common shares outstanding — basic and diluted	86,079	80,418	72,119
Earnings (loss) per common share — basic and diluted	$0.39	$0.72	$1.63

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets

The following table presents the changes in net assets for the years ended September 30, 2025, 2024 and 2023:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2022	61,125	$611	$1,827,721	$(582,769)	$1,245,563
Net investment income	—	—	—	180,697	180,697
Net unrealized appreciation (depreciation)	—	—	—	(28,555)	(28,555)
Net realized gains (losses)	—	—	—	(33,155)	(33,155)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(1,656)	(1,656)
Distributions to stockholders	—	—	—	(185,900)	(185,900)
Issuance of common stock in connection with the OSI2 Merger	15,860	159	333,875	—	334,034
Issuance of common stock in connection with the "at the market" offering	69	1	1,299	—	1,300
Issuance of common stock under dividend reinvestment plan	297	3	5,851	—	5,854
Repurchase of common stock under dividend reinvestment plan	(126)	(2)	(2,416)	—	(2,418)
Balance as of September 30, 2023	77,225	$772	$2,166,330	$(651,338)	$1,515,764
Net investment income	—	—	—	175,052	175,052
Net unrealized appreciation (depreciation)	—	—	—	19,101	19,101
Net realized gains (losses)	—	—	—	(136,356)	(136,356)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	108	108
Distributions to stockholders	—	—	—	(184,027)	(184,027)
Issuance of common stock in connection with the "at the market" offering	4,725	47	92,460	—	92,507
Issuance of common stock under dividend reinvestment plan	390	4	7,209	—	7,213
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,550)	—	(1,551)
Balance as of September 30, 2024	82,245	$822	$2,264,449	$(777,460)	$1,487,811
Net investment income	—	—	—	152,640	152,640
Net unrealized appreciation (depreciation)	—	—	—	(101,229)	(101,229)
Net realized gains (losses)	—	—	—	(17,097)	(17,097)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(394)	(394)
Distributions to stockholders	—	—	—	(141,603)	(141,603)
Return of capital	—	—	(17,262)	—	(17,262)
Issuance of common stock under dividend reinvestment plan	730	7	10,659	—	10,666
Repurchase of common stock under dividend reinvestment plan	(730)	(7)	(10,659)	—	(10,666)
Issuance of common stock in private placement	5,672	57	99,943	—	100,000
Issuance of common stock in connection with the "at the market" offering	169	2	2,945	—	2,947
Balance as of September 30, 2025	88,086	$881	$2,350,075	$(885,143)	$1,465,813

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For income tax purposes, the Company has reported its distributions for the 2024 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2024 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders. For the year ended September 30, 2025, $17.3 million of the Company's distributions were deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2025, 2024 and 2023:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	$0.55	$43.8	million	94,970	(1)	$1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	$0.40	$31.5	million	234,752	(1)	$3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	$0.07	$5.6	million	41,082	(1)	$0.6	million
Quarterly	April 28, 2025	June 16, 2025	June 30, 2025	$0.40	$31.6	million	256,343	(1)	$3.6	million
Supplemental	April 28, 2025	June 16, 2025	June 30, 2025	$0.02	$1.6	million	12,817	(1)	$0.2	million
Quarterly	July 28, 2025	September 15, 2025	September 30, 2025	$0.40	$34.1	million	90,388	(1)	$1.2	million
Total for the year ended September 30, 2025				$1.84	$148.2	million	730,352		$10.7	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(2)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	$0.07	$5.3	million	11,133	(2)	$0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	$0.55	$42.8	million	96,850	(2)	$1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	$0.55	$43.3	million	100,029	(2)	$1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	$0.55	$43.7	million	94,873	(1)	$1.6	million
Total for the year ended September 30, 2024				$2.27	$176.8	million	390,357		$7.2	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value (3)
Quarterly	November 10, 2022	December 15, 2022	December 30, 2022	$0.54	$32.0	million	53,369	(2)	$1.1	million
Special	November 10, 2022	December 15, 2022	December 30, 2022	$0.42	$24.8	million	41,510	(2)	$0.8	million
Quarterly	January 27, 2023	March 15, 2023	March 31, 2023	$0.55	$41.1	million	68,412	(1)	$1.3	million
Quarterly	April 28, 2023	June 15, 2023	June 30, 2023	$0.55	$41.3	million	57,279	(1)	$1.1	million
Quarterly	July 28, 2023	September 15, 2023	September 29, 2023	$0.55	$40.9	million	76,766	(2)	$1.5	million
Total for the year ended September 30, 2023				$2.61	$180.0	million	297,336		$5.9	million
 __________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.
(3) Totals may not sum due to rounding.

Common Stock Issuances
During the years ended September 30, 2024 and 2023, the Company issued 295,484 and 171,645 shares of common stock, respectively, as part of the DRIP.
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
In connection with the "at the market" offering, the Company issued and sold 168,055 shares of common stock during the year ended September 30, 2025 for net proceeds of $3.0 million (net of offering costs).

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
In connection with the at-the-market offering, an affiliate of Oaktree made additional supplemental payments to the Company in an amount equal to $0.3 million during the year ended September 30, 2025 to ensure that the sales price per share of common stock was not less than the Company’s current net asset value per share. These amounts are included in gross proceeds in the table above.
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

As of September 30, 2025, the size of the Syndicated Facility was $1.16 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.50 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of September 30, 2025, (i) the period during which the Company may make drawings will expire on April 8, 2029 and the maturity date is April 8, 2030 and (ii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company’s option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of September 30, 2025, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions. In connection with the April 8, 2025 amendment of the Syndicated Facility, the Company accelerated $0.7 million of deferred financing costs into interest expense during the year ended September 30, 2025.

As of September 30, 2025 and September 30, 2024, the Company had $545.0 million and $430.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $545.0 million and $430.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 6.467%, 7.443% and 6.792% for the years ended September 30, 2025, 2024 and 2023, respectively. For the years ended September 30, 2025, 2024 and 2023, the Company recorded interest expense (inclusive of fees) of $36.8 million, $39.4 million and $50.0 million, respectively, related to the Syndicated Facility.
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
In connection with the termination of the OSI2 Citibank Facility, the Company accelerated $3.1 million of deferred financing costs into interest expense during the year ended September 30, 2025.
As of September 30, 2024, the Company had $280.0 million outstanding under the OSI2 Citibank Facility, which had a fair value of $280.0 million. The Company’s borrowings under the OSI2 Citibank Facility bore interest at a weighted average interest rate of 6.741%, 7.756% and 7.666% for the years ended September 30, 2025 and 2024 and the period from January 23, 2023 to September 2023, respectively. For the years ended September 30, 2025 and 2024, the Company recorded interest expense (inclusive of fees) of $14.4 million and $23.8 million, respectively, related to the OSI2 Citibank Facility. For the period from January 23, 2023 to September 2023, the Company recorded interest expense (inclusive of fees) of $14.6 million related to the OSI2 Citibank Facility.

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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2025, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2025, the Company did not repurchase any of the 2029 Notes in the open market.
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
Interest on the 2030 Notes is paid semi-annually on February 27 and August 27 at a rate of 6.340% per annum. The 2030 Notes mature on February 27, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2030 Notes can require the Company to repurchase the 2030 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2030 Notes Indenture. The 2030 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2025, the Company did not repurchase any of the 2030 Notes in the open market.
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
The below table presents the components of the carrying value of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes as of September 30, 2025 and September 30, 2024:

	As of September 30, 2025			As of September 30, 2024
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2025 Notes	2027 Notes	2029 Notes
Principal	$350.0	$300.0	$300.0	$300.0	$350.0	$300.0
Unamortized financing costs	(1.0)	(2.2)	(3.3)	(0.3)	(1.8)	(2.9)
Unaccreted discount	(0.2)	(2.1)	—	(0.2)	(0.4)	(2.7)
Interest rate swap fair value adjustment	(12.2)	4.8	8.1	—	(20.2)	7.2
Net carrying value	$336.6	$300.5	$304.8	$299.5	$327.6	$301.6
Fair Value	$339.8	$314.5	$301.1	$298.1	$327.7	$312.3
The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes for the year ended September 30, 2025:

($ in millions)	2025 Notes	2027 Notes	2029 Notes	2030 Notes
Coupon interest	$4.2	$9.4	$21.3	$11.3
Amortization of financing costs and discount	0.5	0.9	1.3	0.4
Effect of interest rate swap	—	13.1	1.8	0.4
Total interest expense	$4.7	$23.4	$24.4	$12.1
Coupon interest rate (net of effect of interest rate swaps)	3.500%	6.353%	7.585%	6.491%
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2025, the Company had net capital loss carryforwards of $699.9 million to offset net capital gains that will not expire, to the extent available and permitted by U.S. federal income tax law, of which $62.8 million are available to offset future short-term capital gains and $637.1 million are available to offset future long-term capital gains. A portion of such net capital loss carryforwards represented a realized loss under sections 382 and 383 of the Code, which is carried forward to future years to offset future gains subject to certain limitations.
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the years ended September 30, 2025, 2024 and 2023.

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Net increase (decrease) in net assets resulting from operations	$33,920	$57,905	$117,331
Net unrealized (appreciation) depreciation	101,229	(19,101)	28,555
Book/tax difference due to capital losses suspended (utilized)	3,890	137,723	34,607
Other book/tax differences	2,563	(24,729)	(14,691)
Taxable/Distributable Income (1)	$141,602	$151,798	$165,802
 __________
(1) The Company's taxable income for the year ended September 30, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of September 30, 2025, $6.2 million of the $6.5 million deferred tax assets would not more likely than not be realized in future periods.
For the year ended September 30, 2025, the Company recognized an expense for income tax related to net investment income of $0.9 million, which was composed of current income tax expense. The Company also recognized an expense for income tax related to realized and unrealized gains (losses) of $0.4 million, which was composed of deferred income tax expense of $0.3 million and current income tax expense of $0.1 million. For the year ended September 30, 2024, the Company recognized a total benefit for income tax related to realized and unrealized gains (losses) of $0.1 million, which was composed primarily of a current income tax benefit. For the year ended September 30, 2023, the Company recognized a total expense for income tax related to realized and unrealized gains (losses) of $1.7 million, which was composed primarily of a deferred income tax expense.
As of September 30, 2025, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$2,986
Net realized capital losses	(646,358)
Unrealized losses, net	(241,771)
Accumulated overdistributed earnings	$(885,143)
The aggregate cost of investments for U.S. federal income tax purposes was $3,088.8 million as of September 30, 2025. As of September 30, 2025, the aggregate gross unrealized appreciation for all investments in which there was an excess of value

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

over cost for U.S. federal income tax purposes was $758.8 million. As of September 30, 2025, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $1,000.6 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $241.8 million.

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
During the year ended September 30, 2025, the Company recorded an aggregate net realized loss of $17.1 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
SVP-Singer Holdings Inc.	$(16.6)
Foreign currency forward contracts	(11.1)
FinThrive Software Intermediate Holdings Inc	(4.5)
Telestream 2 LLC	(2.4)
EOS Fitness Opco Holdings LLC	11.1
Aurelia Netherlands Midco (1)	1.3
Other, net	5.1
Total, net	$(17.1)
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
During the years ended September 30, 2025, 2024 and 2023, the Company recorded net unrealized appreciation (depreciation) of $(101.2) million, $19.1 million and $(28.6) million, respectively. For the year ended September 30, 2025, this consisted of $98.4 million of net unrealized depreciation on debt investments and $28.0 million of net unrealized depreciation on equity investments, partially offset by $22.7 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.5 million of net unrealized appreciation of foreign currency cash and forward contracts. For the year ended September 30, 2024, this consisted of $69.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $37.5 million of net unrealized depreciation on equity investments, $8.8 million of net unrealized depreciation of foreign currency forward contracts and $4.4 million of net unrealized depreciation on debt investments. For the year ended September 30, 2023, this consisted of $49.1 million of net unrealized depreciation on debt investments and $4.9 million of net unrealized depreciation on equity investments, partially offset by $25.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of net unrealized appreciation of foreign currency forward contracts.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Related Party Transactions

As of September 30, 2025 and September 30, 2024, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $12.5 million and $15.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
The investment advisory agreement with Oaktree was amended and restated on March 19, 2021 in connection with the closing of the OCSI Merger, on January 23, 2023 in connection with the closing of OSI2 Merger, on November 14, 2024 to reflect a reduced base management fee and on November 14, 2025 to reflect the Incentive Fee Cap (as defined below). The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree.
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
For the years ended September 30, 2025, 2024 and 2023, the base management fee incurred under the Investment Advisory Agreement was $29.2 million (net of waiver), $38.2 million (net of waiver) and $39.4 million (net of waiver), respectively.
Incentive Fee

The incentive fee consists of two parts. Under the Investment Advisory Agreement, effective as of October 1, 2025, the first part of the incentive fee (the “incentive fee on income” or "Part I incentive fee") is calculated and payable quarterly in arrears based upon the amount that (x) the Company’s pre-incentive fee net investment income for the current calendar quarter and each of the eleven preceding calendar quarters beginning with the calendar quarter that commenced October 1, 2024, as the case may be (or the appropriate portion thereof in the case of any of the first eleven calendar quarters commencing on or after

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

October 1, 2024) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return. The “Preferred Return” will be determined on a quarterly basis and will be calculated by multiplying 1.50% (6.00% annualized) by the sum of the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Trailing Twelve Quarters will be a total of less than twelve full fiscal quarters for all periods ending prior to September 30, 2027.
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

Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•No incentive fee on income is payable to Oaktree in any calendar quarter in which the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarters does not exceed the Preferred Return;
•100% of the Company’ pre-incentive fee net investment income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return but is less than or equal to 1.8182% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. This portion of the incentive fee on income is referred to as the “catch up” and is intended to provide Oaktree with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income during the Trailing Twelve Quarters reaches 1.8182% on net assets during the Trailing Twelve Quarters; and
•For any quarter in which the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarters exceeds 1.8182% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters, the incentive fee on income is 17.5% of the amount of the Company’s pre-incentive fee net investment income for such Trailing Twelve Quarters, as the Preferred Return and catch-up will have been achieved.

Effective October 1, 2025, the incentive fee on income as calculated is subject to a cap, or the Incentive Fee Cap. The Incentive Fee Cap in any quarter is the amount equal to (a) 17.5% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate incentive fees on income that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) pre-incentive fee net investment income in respect of the Trailing Twelve Quarters (or portion thereof) less (y) any Net Capital Loss in respect of the Trailing Twelve Quarters (or portion thereof). If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no incentive fee on income to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the incentive fee on income calculated in accordance with the calculation described above, the Company shall pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap was equal to or greater than the incentive fee on income calculated in accordance with the calculation described above, the Company shall pay the Adviser the incentive fee on income for such quarter.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

From October 1, 2024 to September 30, 2025, Oaktree waived the incentive fee on income in such an amount as necessary such that the incentive fee on income in any quarter did not exceed (a) 17.5% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters (or portion thereof) less (b) the aggregate incentive fees on

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

income that were paid to Oaktree (including the effect of waivers, if any) in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

For the year ended September 30, 2025, Oaktree waived $20.4 million of Part I incentive fees pursuant to this waiver agreement.

For the years ended September 30, 2025, 2024 and 2023, the Part I incentive fee incurred under the Investment Advisory Agreement was $7.2 million (net of waiver), $30.3 million (net of waiver) and $35.8 million, respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of September 30, 2025, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the years ended September 30, 2025, 2024 and 2023, the Company did not incur any capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the years ended September 30, 2025, 2024 and 2023, there were no accrued capital gains incentive fees. As of September 30, 2025, the total accrued capital gains incentive fee liability was zero.

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
For the years ended September 30, 2025, 2024 and 2023, the Company accrued administrative expenses of $2.4 million, $1.9 million and $1.5 million, respectively, including $0.5 million, $0.4 million and $0.3 million of general and administrative expenses, respectively.
As of September 30, 2025 and September 30, 2024, $1.6 million and $4.1 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Financial Highlights

(Share amounts in thousands)	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023(7)	Year ended September 30, 2022(7)	Year ended September 30, 2021(7)
Net asset value per share at beginning of period	$18.09	$19.63	$20.38	$21.84	$19.47
Net investment income (1)	1.77	2.18	2.51	2.45	1.80
Net unrealized appreciation (depreciation) (1)(6)(8)	(1.18)	0.25	(0.17)	(2.23)	2.19
Net realized gains (losses) (1)	(0.20)	(1.70)	(0.46)	0.28	0.49
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	(0.02)	(0.01)	(0.02)
Distributions of net investment income to stockholders	(1.64)	(2.27)	(2.61)	(1.95)	(1.52)
Issuance of common stock	—	—	—	—	(0.57)
Tax return of capital	(0.20)	—	—	—	—
Net asset value per share at end of period	$16.64	$18.09	$19.63	$20.38	$21.84
Per share market value at beginning of period	$16.31	$20.12	$18.00	$21.18	$14.52
Per share market value at end of period	$13.05	$16.31	$20.12	$18.00	$21.18
Total return (2)	(9.32)%	(8.47)%	27.30%	(6.71)%	57.61%
Common shares outstanding at beginning of period	82,245	77,225	61,125	60,120	46,987
Common shares outstanding at end of period	88,086	82,245	77,225	61,125	60,120
Net assets at beginning of period	$1,487,811	$1,515,764	$1,245,563	$1,312,823	$914,879
Net assets at end of period	$1,465,813	$1,487,811	$1,515,764	$1,245,563	$1,312,823
Average net assets (3)	$1,486,192	$1,520,016	$1,437,728	$1,308,518	$1,150,662
Ratio of net investment income to average net assets (3)	10.27%	11.52%	12.57%	11.36%	8.44%
Ratio of total expenses to average net assets (3)	12.42%	14.23%	14.19%	8.68%	9.65%
Ratio of net expenses to average net assets (3)	10.99%	13.59%	13.81%	8.45%	9.51%
Ratio of portfolio turnover to average investments at fair value	33.27%	35.96%	26.12%	26.99%	39.66%
Weighted average outstanding debt (4)	$1,559,548	$1,683,757	$1,659,701	$1,361,151	$964,390
Average debt per share (1)	$18.12	$20.94	$23.01	$22.41	$17.85
Asset coverage ratio at end of period (5)	197.50%	188.14%	187.74%	188.64%	201.68%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,495.0 million, $1,663.8 million, $1,660.0 million, $1,350.0 million and $1,280.0 million as of September 30, 2025, 2024, 2023, 2022 and 2021, respectively.
(6)	The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the years ended September 30, 2025, 2024, 2023, 2022 and 2021 as it includes the effect of the timing of equity issuances.
(7)
The share and per share information disclosed in this table has been retroactively adjusted as necessary to reflect the Company's 1-for-3 reverse stock split completed on January 20, 2023 and effective as of the commencement of trading on January 23, 2023.

(8)	For the year ended September 30, 2023, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OSI2 Merger. For the year ended September 30, 2021, the amount shown for net unrealized appreciation (depreciation) includes the effect of the timing of common stock issuances in connection with the OCSI Merger.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30 for the years indicated below.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
Syndicated Facility and Prior ING Facility
Fiscal 2016	$472,495	2,208	—	N/A
Fiscal 2017	226,495	2,274	—	N/A
Fiscal 2018	241,000	2,330	—	N/A
Fiscal 2019	314,825	2,949	—	N/A
Fiscal 2020	414,825	2,272	—	N/A
Fiscal 2021	495,000	2,017	—	N/A
Fiscal 2022	540,000	1,886	—	N/A
Fiscal 2023	430,000	1,877	—	N/A
Fiscal 2024	430,000	1,881	—	N/A
Fiscal 2025	545,000	1,975	—	N/A

Citibank Facility
Fiscal 2021	$135,000	2,017	—	N/A
Fiscal 2022	160,000	1,886	—	N/A

OSI2 Citibank Facility
Fiscal 2023	$280,000	1,877	—	N/A
Fiscal 2024	280,000	1,881	—	N/A

Sumitomo Facility
Fiscal 2016	$43,800	2,208	—	N/A
Fiscal 2017	29,500	2,274	—	N/A

Secured Borrowings
Fiscal 2016	$18,929	2,208	—	N/A
Fiscal 2017	13,489	2,274	—	N/A
Fiscal 2018	12,314	2,330	—	N/A

2019 Notes
Fiscal 2016	$250,000	2,208	—	N/A
Fiscal 2017	250,000	2,274	—	N/A
Fiscal 2018	228,825	2,330	—	N/A

2024 Notes
Fiscal 2016	$75,000	2,208	—	993.70
Fiscal 2017	75,000	2,274	—	1,006.74
Fiscal 2018	75,000	2,330	—	1,010.72
Fiscal 2019	75,000	2,949	—	1,012.76

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit(3)	Involuntary Liquidating Preference Per Unit(4)	Average Market Value Per Unit(5)
2025 Notes
Fiscal 2020	$300,000	2,272	—	N/A
Fiscal 2021	300,000	2,017	—	N/A
Fiscal 2022	300,000	1,886	—	N/A
Fiscal 2023	300,000	1,877	—	N/A
Fiscal 2024	300,000	1,881	—	N/A

2027 Notes
Fiscal 2021	$350,000	2,017	—	N/A
Fiscal 2022	350,000	1,886	—	N/A
Fiscal 2023	350,000	1,877	—	N/A
Fiscal 2024	350,000	1,881	—	N/A
Fiscal 2025	350,000	1,975	—	N/A

2028 Notes
Fiscal 2016	$86,250	2,208	—	999.29
Fiscal 2017	86,250	2,274	—	1,007.51
Fiscal 2018	86,250	2,330	—	994.82
Fiscal 2019	86,250	2,949	—	993.33

2029 Notes
Fiscal 2023	$300,000	1,877	—	N/A
Fiscal 2024	300,000	1,881	—	N/A
Fiscal 2025	300,000	1,975	—	N/A

2030 Notes
Fiscal 2025	$300,000	1,975	—	N/A

Total Senior Securities
Fiscal 2016	$946,474	2,208	—
Fiscal 2017	680,734	2,274	—
Fiscal 2018	643,389	2,330	—
Fiscal 2019	476,075	2,949	—
Fiscal 2020	714,825	2,272	—
Fiscal 2021	1,280,000	2,017	—
Fiscal 2022	1,350,000	1,886	—
Fiscal 2023	1,660,000	1,877	—
Fiscal 2024	1,660,000	1,881	—
Fiscal 2025	1,495,000	1,975	—
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
(5)Calculated on a daily average basis.
Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into International Swaps and Derivatives Association, Inc. Master Agreements (the "ISDA Master Agreements") with its derivative counterparties, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. The ISDA Master Agreements permit a single net payment, with each counterparty, in the event of a default or similar event. As of September 30, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparties with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$173,478		€146,324	3/12/2026	$55	$—	Derivative asset
Foreign currency forward contract	$5,427	C$	7,442	3/12/2026	40	—	Derivative asset
Foreign currency forward contract	$5,450		¥785,888	3/12/2026	46	—	Derivative asset
Foreign currency forward contract	$8,976	kr	83,244	12/11/2025	86	—	Derivative asset
Foreign currency forward contract	$37,547		£27,697	12/11/2025	256	—	Derivative asset
Foreign currency forward contract	$8,868		£6,534	12/11/2025	70	—	Derivative asset
					$553	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$84,291	€76,394	11/7/2024	$—	$1,102	Derivative liability
Foreign currency forward contract	$53,624	£42,021	11/7/2024	—	2,739	Derivative liability
				$—	$3,841
In connection with the issuance of the 2027 Notes, 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada and BNP Paribas pursuant to ISDA Master Agreements. As of September 30, 2025 and September 30, 2024, the Company paid $15.6 million and $17.1 million, respectively, to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$12,150	Derivative liability
Interest rate swap	300,000	2/15/2029	4,821	—	Derivative liability
Interest rate swap	300,000	2/27/2030	8,160	—	Derivative asset
			$12,981	$12,150

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

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2025, the Company's off-balance sheet arrangements consisted of $286.0 million of unfunded commitments, which was composed of $258.9 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $258.9 million, approximately $246.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, the Company's off-balance sheet arrangements consisted of $311.4 million of unfunded commitments, which was comprised of $284.3 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $284.3 million, approximately $247.6 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of September 30, 2025 and September 30, 2024 is shown in the table below:

	September 30, 2025	September 30, 2024
OCSI Glick JV LLC	$13,998	$13,998
PetVet Care Centers, LLC	13,732	13,732
PPW Aero Buyer, Inc.	13,574	10,235
107-109 Beech OAK22 LLC	13,567	11,911
Senior Loan Fund JV I, LLC	13,125	13,125
EMPIRE BIDCO AB	10,609	—
Truck-Lite Co., LLC	10,259	5,721
Spruce Bidco I Inc.	9,271	—
Integrity Marketing Acquisition, LLC	8,870	16,436
Pluralsight, LLC	8,688	8,688
Poseidon Midco AB	8,144	8,181
BioXcel Therapeutics, Inc.	7,506	9,383
Monotype Imaging Holdings Inc.	7,176	8,005
Next Holdco, LLC	7,051	7,051
Creek Parent, Inc.	6,855	—
Draken International, LLC	5,873	—
Kings Buyer, LLC	5,821	3,277
AVSC Holding Corp.	5,539	—
Bayou Intermediate II, LLC	5,509	—
Sorenson Communications, LLC	5,409	5,409
Digital.AI Software Holdings, Inc.	5,238	6,045
PAI Financing Merger Sub LLC	5,210	—
SumUp Holdings Luxembourg	5,101	5,101
Everbridge, Inc.	5,043	5,043

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2025	September 30, 2024
ASP Integrity Acquisition Co LLC	$5,042	$—
Verona Pharma, Inc.	4,568	14,846
TBRS, Inc.	4,209	—
MRI Software LLC	4,092	6,972
Mindbody, Inc.	4,027	5,238
WP CPP Holdings, LLC	3,272	3,272
F&M Buyer LLC	3,212	—
Legends Hospitality Holding Company, LLC	2,909	4,651
Inventus Power, Inc.	2,907	3,792
Eyesouth Eye Care Holdco LLC	2,817	6,585
Grand River Aseptic Manufacturing, Inc.	2,594	—
Whitney Merger Sub, Inc.	2,388	—
Kite Midco II Inc.	2,374	—
Spanx, LLC	2,267	3,092
Nellson Nutraceutical, LLC	2,241	—
Crewline Buyer, Inc.	2,180	2,180
Enverus Holdings, Inc.	2,140	3,014
Coupa Holdings, LLC	2,075	2,075
Berner Food & Beverage, LLC	1,998	1,007
LDS Buyer, LLC	1,908	—
Minotaur Acquisition, Inc.	1,882	1,882
USIC Holdings, Inc.	1,812	1,938
Icefall Parent, Inc.	1,765	995
Grove Hotel Parcel Owner, LLC	1,762	1,762
Optimizely North America Inc.	1,694	—
Evergreen IX Borrower 2023, LLC	1,626	1,626
Galileo Parent, Inc.	1,596	1,163
CIELO BIDCO LIMITED	1,555	—
iCIMs, Inc.	1,545	5,802
Protein For Pets Opco, LLC	1,545	2,117
Sierra Enterprises, LLC	1,424	—
Centralsquare Technologies, LLC	1,404	1,436
Lightbox Intermediate, L.P.	1,268	—
Dialyze Holdings, LLC	1,232	—
MHE Intermediate Holdings, LLC	1,071	1,786
LSL Holdco, LLC	848	636
Telestream 2 LLC	745	—
All Web Leads, Inc.	360	240
ASP-R-PAC Acquisition Co LLC	287	166
SIO2 Medical Products, Inc.	238	1,584
Accession Risk Management Group, Inc.	—	11,019
Amspec Parent LLC	—	9,372
Quantum Bidco Limited	—	6,311
Telephone and Data Systems, Inc.	—	6,273
Dominion Diagnostics, LLC	—	5,574
Avalara, Inc.	—	5,047
ACESO Holding 4 S.A.R.L.	—	4,700
Accupac, Inc.	—	4,051
Delta Leasing SPV II LLC	—	3,581
107 Fair Street LLC	—	3,507
Harrow, Inc.	—	3,438
Establishment Labs Holdings Inc.	—	3,384
PRGX Global, Inc.	—	3,127
Salus Workers' Compensation, LLC	—	3,102
Oranje Holdco, Inc.	—	1,904
Acquia Inc.	—	1,625
Supreme Fitness Group NY Holdings, LLC	—	1,552

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2025	September 30, 2024
112-126 Van Houten Real22 LLC	—	1,077
Finastra USA, Inc.	—	654
SVP-Singer Holdings Inc.	—	621
Telestream Holdings Corporation	—	244
Total	$286,047	$311,361

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2025, except as discussed below.
Distribution Declaration
On November 10, 2025, the Company’s Board of Directors declared a quarterly distribution of $0.40 per share, payable in cash on December 31, 2025 to stockholders of record on December 15, 2025.

Oaktree Specialty Lending Corporation                    Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2025

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2024	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2025	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	(1,749)	25,889	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		—	—	3,357	314	—	3,671	0.3%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	12,247	—	(1,781)	10,466	0.7%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$—	—	—	11,360	2,568	(13,928)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	12	—	(1,028)	1,028	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%			8/28/2025		—	—	—	4,546	1,028	(5,574)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		6,967	—	—	—	5,351	—	5,351	0.4%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,779	—	—	—	13,182	(13,182)	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.94%		10/20/2028		58,349	—	6,822	48,896	1,455	(4,291)	46,060	3.1%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.44%		12/29/2028		112,656	—	13,216	112,656	—	—	112,656	7.7%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	2,450	22,541	—	(10,595)	11,946	0.8%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,756	—	101	3,332	139	(2,341)	1,130	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		20,187	—	753	17,907	764	(12,597)	6,074	0.4%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		4,002	—	144	3,550	144	(2,490)	1,204	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,804	—	54	1,600	54	(1,111)	543	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,755	—	24	—	1,608	(1,080)	528	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		842	—	—	—	857	(15)	842	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		825	—	—	—	833	(8)	825	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		563	—	—	—	574	(11)	563	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	20,802	—	(20,802)	—	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$224,485	$12	$23,564	$289,404	$29,899	$(91,555)	$227,748	15.5%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.10%	2.00%	9/29/2026		1,724	2	185	1,741	66	(157)	1,650	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.10%	2.00%	3/29/2027		3,711	—	410	3,463	132	(62)	3,533	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,914	—	—	3,183	164	—	3,347	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.10%		3/30/2026		1,440	—	155	1,506	27	(147)	1,386	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	1,622	—	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	1,246	250	—	1,496	0.1%

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2024	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2025	% of Total Net Assets
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		$5,250	$28	$—	$4,087	$—	$(649)	$3,438	0.2%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		21,677	449	—	18,235	—	(4,038)	14,197	1.0%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		(288)	—	594	281	(875)	—	—%
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	10.54%		6/7/2028		17,123	—	581	—	17,123	—	17,123	1.2%
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	8.25%			6/7/2028		—	—	—	—	37	(37)	—	—%
Telestream 2 LLC	Application Software	Common Stock						744,491		—	—	—	7,207	—	7,207	0.5%
Total Affiliate Investments									$54,839	$191	$1,331	$35,677	$25,287	$(5,965)	$54,999	3.8%
Total Control & Affiliate Investments									$279,324	$203	$24,895	$325,081	$55,186	$(97,520)	$282,747	19.3%
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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2025.

The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the year ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III — OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements
2. Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	172

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2*	Description of Securities

4.3	Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.4	Fourth Supplemental Indenture, dated as of October 17, 2017, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.5	Sixth Supplemental Indenture, dated as of May 18, 2021, relating to the 2.700% Notes due 2027, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on May 18, 2021).

4.6	Form of 2.700% Notes due 2027 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.5 hereto).

4.7	Seventh Supplemental Indenture, dated as of August 15, 2023, relating to the 7.100% Notes due 2029, between the Company and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on August 15, 2023).

4.8	Form of 7.100% Notes due 2029 (contained in the Seventh Supplemental Indenture filed as Exhibit 4.7 hereto).

4.9	Eighth Supplemental Indenture, dated as of February 27, 2025, relating to the 6.340% Notes due 2030, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on February 27, 2025).

4.10	Form of 6.340% Notes due 2030 (contained in the Eighth Supplemental Indenture filed as Exhibit 4.9 hereto)

10.1*	Fourth Amended and Restated Investment Advisory Agreement, dated November 14, 2025, by and between the Registrant and Oaktree Fund Advisors, LLC

10.2	Administration Agreement, dated as of September 30, 2019 between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 2, 2019).

10.3	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.4	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on February 26, 2019).

10.5	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 13, 2019, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 17, 2019).

10.6	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 7, 2020).

10.7	Incremental Commitment and Assumption Agreement, dated as of October 28, 2020, made by the Registrant, as Borrower, the assuming lender party hereto, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on October 29, 2020).

10.8	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 10, 2020, among the Registrant, as Borrower, the lenders party thereto from time to time and ING Capital LLC, as administrative agent for the lenders thereunder (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 14, 2020).

10.9	Incremental Commitment Agreement, dated as of December 28, 2020, made by the Registrant, as Borrower, MUFG Union Bank, N.A., as increasing lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 29, 2020).

10.10	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 1 to Amended and Restated Guarantee, Pledge and Security Agreement, dated May 4, 2021, among the Company, as borrower, OCSL SRNE, LLC, as subsidiary guarantor, FSFC Holdings, Inc., as subsidiary guarantor, the lenders party thereto, and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on August 4, 2021).

10.11	Incremental Commitment Agreement, dated as of December 10, 2021, made by Oaktree Specialty Lending Corporation, as Borrower, BNP Paribas, as assuming lender, and ING Capital LLC, as administrative agent and issuing bank relating to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2019 among Oaktree Specialty Lending Corporation, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 13, 2021).

10.12	Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 7, 2023, among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on May 4, 2023).

10.13	Amendment No. 6 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 23, 2023, by and among the Registrant, as borrower, the lenders party thereto and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on June 26, 2023).

10.14	Amendment No. 7 and Limited Waiver to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 8, 2025, by and among the Registrant, as borrower, the lenders party thereto and ING Capital LLC, as administrative agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on April 11, 2025).

10.15*	Amendment No. 8 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 23, 2025, by and among the Registrant, as borrower, the lenders party thereto and ING Capital LLC, as administrative agent.

14.1*	Joint Code of Ethics of the Registrant, Oaktree Strategic Credit Fund and Oaktree Gardens OLP, LLC.

14.2	Code of Ethics of Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 29, 2017).

19.1*	Securities Trading Policy.

21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: FSFC Holdings, Inc. — Delaware OCSL Senior Funding II LLC— Delaware OSI 2 Senior Lending SPV, LLC — Delaware

23.1*	Consent of Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 filed with the Registrant's Form 10-K (File No. 814-00755) filed on November 14, 2023).

99.1	Custody Agreement with the Bank of New York Mellon (Incorporated by reference to Exhibit 99.1 filed with the Registrant's Form 10-Q (File No. 814-00755) filed on August 5, 2025).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10-K Summary

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: November 17, 2025

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mathew Pendo and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 17, 2025

/s/ CHRISTOPHER MCKOWN Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 17, 2025

/s/ JOHN B. FRANK John B. Frank	Director	November 17, 2025

/s/ PHYLLIS R. CALDWELL Phyllis R. Caldwell	Director	November 17, 2025

/s/ DEBORAH A. GERO Deborah A. Gero	Director	November 17, 2025

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 17, 2025

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 17, 2025