Form 10-Q
period 2025-12-31
Oaktree Specialty Lending Corp
filed 2026-02-04
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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

The registrant had 88,085,523 shares of common stock outstanding as of February 2, 2026.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I
Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2025 (unaudited)	September 30, 2025
ASSETS
Investments at fair value:
Control investments (cost December 31, 2025: $376,790; cost September 30, 2025: $377,709)	$217,869	$227,748
Affiliate investments (cost December 31, 2025: $82,049; cost September 30, 2025: $58,344)	77,908	54,999
Non-control/Non-affiliate investments (cost December 31, 2025: $2,750,130; cost September 30, 2025: $2,639,069)	2,653,315	2,565,035
Total investments at fair value (cost December 31, 2025: $3,208,969; cost September 30, 2025: $3,075,122)	2,949,092	2,847,782
Cash and cash equivalents	80,813	79,630
Interest, dividends and fees receivable	23,850	31,868
Due from portfolio companies	297	3,186
Receivables from unsettled transactions	9,830	4,949
Due from broker	15,550	15,550
Deferred financing costs	9,117	9,675
Deferred offering costs	176	143
Derivative assets at fair value	8,173	8,713
Other assets	1,353	1,495
Total assets	$3,098,251	$3,002,991
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,214	$1,538
Base management fee and incentive fee payable	8,732	12,515
Due to affiliate	1,658	1,569
Interest payable	11,708	12,067
Payables from unsettled transactions	23,178	15,011
Derivative liabilities at fair value	4,264	7,329
Deferred tax liability	288	269
Credit facilities payable	665,000	545,000
Unsecured notes payable (net of $6,025 and $6,561 of unamortized financing costs as of December 31, 2025 and September 30, 2025, respectively)	945,022	941,880
Total liabilities	1,662,064	1,537,178
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 88,086 shares issued and outstanding as of December 31, 2025 and September 30, 2025	881	881
Additional paid-in-capital	2,350,075	2,350,075
Accumulated overdistributed earnings	(914,769)	(885,143)
Total net assets (equivalent to $16.30 and $16.64 per common share as of December 31, 2025 and September 30, 2025, respectively) (Note 11)	1,436,187	1,465,813
Total liabilities and net assets	$3,098,251	$3,002,991

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Interest income:
Control investments	$4,898	$5,226
Affiliate investments	540	166
Non-control/Non-affiliate investments	60,557	71,809
Interest on cash and cash equivalents	928	1,221
Total interest income	66,923	78,422
PIK interest income:
Control investments	—	830
Affiliate investments	447	28
Non-control/Non-affiliate investments	3,401	4,870
Total PIK interest income	3,848	5,728
Fee income:
Affiliate investments	4	—
Non-control/Non-affiliate investments	2,968	1,679
Total fee income	2,972	1,679
Dividend income:
Control investments	525	700
Non-control/Non-affiliate investments	—	118
Non-control/Non-affiliate investments - PIK	828	—
Total dividend income	1,353	818
Total investment income	75,096	86,647
Expenses:
Base management fee	7,544	8,144
Part I incentive fee	1,188	7,913
Professional fees	1,414	1,067
Directors fees	160	160
Interest expense	26,659	30,562
Administrator expense	570	437
General and administrative expenses	841	926
Total expenses	38,376	49,209
Management fees waived	—	(750)
Part I incentive fees waived	—	(6,377)
Net expenses	38,376	42,082
Net investment income before taxes	36,720	44,565
(Provision) benefit for taxes on net investment income	(17)	(263)
Net investment income	36,703	44,302
Unrealized appreciation (depreciation):
Control investments	(8,960)	(23,230)
Affiliate investments	958	320
Non-control/Non-affiliate investments	(24,534)	(7,198)
Foreign currency forward contracts	118	10,494
Net unrealized appreciation (depreciation)	(32,418)	(19,614)
Realized gains (losses):
Affiliate investments	52	(288)
Non-control/Non-affiliate investments	76	(17,056)
Foreign currency forward contracts	1,214	34
Net realized gains (losses)	1,342	(17,310)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(19)	(139)
Net realized and unrealized gains (losses), net of taxes	(31,095)	(37,063)
Net increase (decrease) in net assets resulting from operations	$5,608	$7,239
Net investment income per common share — basic and diluted	$0.42	$0.54
Earnings (loss) per common share — basic and diluted (Note 5)	$0.06	$0.09
Weighted average common shares outstanding — basic and diluted	88,086	82,245

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Operations:
Net investment income	$36,703	$44,302
Net unrealized appreciation (depreciation)	(32,418)	(19,614)
Net realized gains (losses)	1,342	(17,310)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(19)	(139)
Net increase (decrease) in net assets resulting from operations	5,608	7,239
Stockholder transactions:
Distributions to stockholders	(35,234)	(45,235)
Net increase (decrease) in net assets from stockholder transactions	(35,234)	(45,235)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,137	1,455
Repurchase of common stock under dividend reinvestment plan	(1,137)	(1,455)
Net increase (decrease) in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	(29,626)	(37,996)
Net assets at beginning of period	1,465,813	1,487,811
Net assets at end of period	$1,436,187	$1,449,815
Net asset value per common share	$16.30	$17.63
Common shares outstanding at end of period	88,086	82,245

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$5,608	$7,239
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	32,418	19,614
Net realized (gains) losses	(1,342)	17,310
PIK interest income	(3,848)	(5,728)
Accretion of original issue discount on investments	(3,572)	(4,880)
Accretion of original issue discount on unsecured notes payable	200	326
Amortization of deferred financing costs	1,094	1,274
Deferred taxes	19	14
Purchases of investments	(306,745)	(201,805)
Proceeds from the sales and repayments of investments	181,790	352,454
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	8,019	13,196
(Increase) decrease in due from portfolio companies	2,889	12,122
(Increase) decrease in receivables from unsettled transactions	(4,881)	(38,113)
(Increase) decrease in due from broker	—	(4,820)
(Increase) decrease in other assets	142	(662)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	643	(121)
Increase (decrease) in base management fee and incentive fee payable	(3,783)	(6,587)
Increase (decrease) in due to affiliate	89	(2,580)
Increase (decrease) in interest payable	(359)	1,369
Increase (decrease) in payables from unsettled transactions	8,167	(15,666)
Net cash provided by (used in) operating activities	(83,452)	143,956
Financing activities:
Distributions paid in cash	(34,097)	(43,780)
Borrowings under credit facilities	225,000	125,000
Repayments of borrowings under credit facilities	(105,000)	(175,000)
Repurchases of common stock under dividend reinvestment plan	(1,137)	(1,455)
Deferred offering costs paid	—	(38)
Net cash provided by (used in) financing activities	84,766	(95,273)
Effect of exchange rate changes on foreign currency	(131)	(1,154)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,183	47,529
Cash and cash equivalents and restricted cash, beginning of period	79,630	78,543
Cash and cash equivalents and restricted cash, end of period	$80,813	$126,072
Supplemental information:
Cash paid for interest	$25,724	$27,593
Non-cash financing activities:
Deferred offering costs	$33	$—
Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2025	September 30, 2025
Cash and cash equivalents	$80,813	$79,630
Total cash and cash equivalents and restricted cash	$80,813	$79,630

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)(23)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	25,889	(15)(23)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						1,254,990		1,255	1,851	(15)(23)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	9,130	(15)(23)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$6,967	4,805	5,351	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,779	13,151	—	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)(23)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.74%		10/20/2028		58,349	53,470	43,920	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)(23)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.24%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	8,262	(11)(12)(14)(16)(19)(23)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,872	3,346	920	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		20,806	17,103	4,941	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		4,124	3,643	980	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,859	1,648	441	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,808	1,576	429	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		867	776	867	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		850	776	850	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		822	776	822	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		560	549	560	(15)(19)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,091	—	(15)(23)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)(23)
Total Control Investments (15.2% of net assets)										$376,790	$217,869

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	7.77%		9/29/2026		$1,653	$1,650	$1,582	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	8.77%		3/29/2027		3,711	3,664	3,533	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		4,014	3,043	3,433	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	7.77%		3/30/2026		1,440	1,481	1,386	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	1,622	(15)(23)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,496	(15)(23)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)(23)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,343	3,997	3,305	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		11,218	11,218	11,340	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		10,843	5,387	2,255	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)(23)
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	10.19%		6/7/2028		17,123	17,123	17,123	(6)(15)
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	8.25%			6/7/2028		—	(30)	—	(6)(15)(19)
Telestream 2 LLC	Application Software	Common Stock						744,491		7,207	7,192	(15)(23)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		13.84%	6/18/2029		$7,584	$7,445	$7,584	(6)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		23,271	16,279	16,057	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058		—	—	(15)(23)
Total Affiliate Investments (5.4% of net assets)										$82,049	$77,908

Non-Control/Non-Affiliate Investments												(18)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$15,245	$15,233	$15,245	(15)(19)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.97%		10/8/2030		19,502	19,079	19,097	(6)(11)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		9,100	9,100	9,471	(11)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan				10.35%	9/13/2029		24,005	23,137	21,244	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/30/2024		6,155	3,615	6,124	(11)(15)(20)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.72%		8/19/2030		4,856	4,849	4,698	(6)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/27/2031		€4,204	4,850	4,881	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/27/2031		16,817	18,464	19,524	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/30/2031		12,405	14,269	14,402	(6)(11)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.50%		10/30/2026		$6,400	6,379	6,400	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.59%		10/30/2026		25,332	25,312	25,332	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	9.61%		10/30/2026		2,709	2,705	2,709	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.43%	1.00%	7/1/2026		2,632	2,627	2,501	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.46%	1.00%	7/1/2026		786	784	747	(6)(15)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.43%	1.00%	7/1/2026		13,779	13,754	13,090	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.32%		8/15/2029		6,589	6,414	6,509	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,176,861		—	—	(11)(23)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	33	(11)(15)(23)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,564	(15)(23)
AlbaCore Euro CLO VI	Multi-Sector Holdings	CLO Notes	E+	5.65%	7.66%		10/15/2037		€1,000	1,148	1,171	(6)(11)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.17%	8.00%	3/1/2029		$2,766	2,764	2,766	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						76,023		76	390	(11)(23)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	7	(11)(13)(15)(23)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.22%		12/6/2027		46,973	46,628	46,973	(6)(15)
Ares CLO Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.01%	10.92%		4/15/2034		1,800	1,812	1,808	(6)(11)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.74%		3/6/2032		15,048	14,849	14,520	(6)(15)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(17)	(88)	(6)(15)(19)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	10.75%		3/6/2031		756	720	657	(6)(15)(19)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.10%		12/29/2027		8,918	8,839	8,805	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	9.84%		12/29/2027		664	660	655	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	9.83%		12/29/2027		860	845	846	(6)(11)(15)(19)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		8,836	8,368	3,535	(6)(15)(20)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		12,537	9,901	—	(6)(15)(20)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	8.75%		12.63%	3/31/2026		711	711	715	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	8.75%		12.74%	3/31/2026		$217	$198	$218	(6)(15)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.07%		8/19/2028		8,908	8,887	8,935	(6)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						21,523		22,445	31,912	(12)(15)(23)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		14,158	14,185	13,592	(11)(15)(21)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.76%		5/29/2031		€47,682	53,259	56,000	(6)(11)(15)
AVOCA CLO	Multi-Sector Holdings	CLO Notes	E+	5.95%	7.90%		10/15/2038		€1,288	$1,520	$1,530	(6)(11)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.72%		12/5/2031		$55,786	54,842	54,788	(6)(15)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(94)	(100)	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		10,837	7,824	9,479	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		7,174	4,863	6,275	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Revolver	SOFR+	5.00%			6/11/2026		590	345	498	(6)(15)(19)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		6,452	6,386	1,226	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		8,920	8,817	1,695	(6)(15)(20)
Bain Capital Euro CLO	Multi-Sector Holdings	CLO Notes	E+	5.50%	7.57%		10/24/2039		€1,000	1,142	1,171	(6)(11)
Bain Capital Euro CLO	Multi-Sector Holdings	CLO Notes	E+	5.75%	7.79%		10/17/2039		2,000	2,309	2,345	(6)(11)
Bamboo IDE8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	8.82%		1/24/2031		$15,770	15,651	15,651	(6)(15)
Bamboo IDE8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Revolver	SOFR+	5.00%			1/24/2031		—	(12)	(12)	(6)(15)(19)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.34%		8/15/2029		15,448	15,067	14,598	(6)(15)
Batallion CLO LTD	Diversified Real Estate Activities	CLO Notes	SOFR+	5.80%	9.48%		1/20/2039		1,500	1,500	1,503	(6)(11)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2032		13,176	13,044	13,053	(6)(15)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2032		1,425	1,400	1,392	(6)(15)(19)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			9/30/2032		—	(19)	(18)	(6)(15)(19)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.50%	10.49%		7/30/2027		39,727	39,638	39,079	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.50%	10.49%		7/30/2027		4,357	4,331	4,286	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.50%	10.49%		7/30/2026		1,844	1,837	1,802	(6)(15)(19)
BG MS US Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	8.42%		10/17/2032		8,000	7,900	8,000	(6)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		3,084	3,083	2,696	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		7,439	7,369	6,505	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						26,654		—	43	(11)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						2,044		225	2	(11)(15)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						586		—	1	(11)(15)(23)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.82%		8/28/2030		30,257	29,552	29,588	(6)(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,631	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	588	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	110	(15)(23)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	5.90%		10/31/2029		€4,066	4,016	4,629	(6)(11)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.38%		10/31/2030		16,260	16,027	18,157	(6)(11)(15)
Carlyle Global Market Strategies	Multi-Sector Holdings	CLO Notes	SOFR+	7.50%	11.37%		10/21/2037		$3,575	3,728	3,655	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.47%		4/12/2030		13,166	12,944	13,151	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(26)	(1)	(6)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%	6.65%		3/31/2032		€656	752	756	(6)(11)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	SONIA+	4.75%	8.47%		3/31/2032		£10,313	13,839	13,742	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%	6.65%		3/31/2032		€2,395	$2,770	$2,787	(6)(11)(15)
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.22%		9/27/2029		$3,434	3,427	3,433	(6)(11)
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	7.99%		4/3/2031		15,800	14,653	13,810	(6)
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		3,812	3,705	3,615
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)(23)
Cordatus CLO PLC	Multi-Sector Holdings	CLO Notes	E+	5.40%	7.40%		1/15/2040		€1,500	1,724	1,760	(6)(11)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.09%		2/27/2030		$12,960	12,767	12,992	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(9)	3	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(12)	2	(6)(15)(19)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.73%		12/18/2031		47,625	46,915	46,863	(6)(15)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(103)	(110)	(6)(15)(19)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.59%		11/8/2030		20,924	20,561	20,767	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.59%		11/8/2030		1,420	1,391	1,409	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(38)	(16)	(6)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		12,471	12,378	12,471	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		37,426	37,426	37,426	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419		419	594	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	—	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31		—	—	(11)(15)(23)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		28,681	23,277	5,530	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		794	655	153	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		785	655	151	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		1,259	1,044	243	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		1,032	858	199	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		371	308	71	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		2,018	1,745	389	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		463	429	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		—	—	(994)	(6)(15)(19)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027		460	411	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027		822	787	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027		1,087	(1)	(28)	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027		1,080	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027		1,904	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254		1,642	—	(15)(23)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.67%		8/10/2028		53,749	53,748	52,668	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.67%		8/10/2028		2,901	2,884	2,842	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%	9.73%		8/10/2028		1,813	1,813	1,692	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.34%		2/17/2031		15,683	15,433	15,700	(6)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031		14,203	14,203	14,524
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.72%		5/19/2032		£15,711	20,620	21,228	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.87%		5/19/2032			$4,992	$4,901	$5,015	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			5/19/2032			—	(54)	—	(6)(11)(15)(19)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.72%		4/26/2029			13,946	13,559	13,060	(6)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.27%		9/22/2032		kr	81,913	$8,567	$8,720	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	8.98%		9/22/2032			£6,350	8,405	8,383	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032			—	(106)	(99)	(6)(11)(15)(19)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	8.67%		8/29/2031			$11,814	11,622	8,654	(6)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.20%		12/18/2032			16,295	16,234	16,234	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%			12/18/2032			—	(8)	(8)	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%			12/18/2032			—	(4)	(4)	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			12/18/2032			—	(6)	(6)	(6)(15)(19)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.19%		12/23/2032			6,311	6,280	6,280	(6)(11)(15)
eShipping, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.50%	8.19%		12/23/2032			149	143	143	(6)(11)(15)(19)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%			12/23/2032			—	(6)	(6)	(6)(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027			1,834	1,826	1,871	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027			1,692	1,683	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027			1,692	1,683	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027			11,454	11,413	11,683	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.98%		7/2/2031			19,814	19,736	19,814	(6)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.98%		7/2/2031			1,942	1,928	1,942	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031			—	(8)	—	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030			14,441	14,197	14,441	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030			3,646	3,618	3,646	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029			—	(25)	—	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.47%		10/5/2029			4,313	4,255	4,262	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.38%		10/5/2029			6,012	5,938	5,939	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,206			1,206	1,554	(15)(23)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.17%		3/18/2032			6,703	6,636	6,636	(6)(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%			3/18/2032			—	(11)	(11)	(6)(15)(19)
F&M Buyer LLC	Systems Software	First Lien Revolver	SOFR+	4.50%			3/18/2032			—	(10)	(10)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028			25,900	25,900	24,605	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750			—	—	(11)(15)(23)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	10.97%		9/13/2029			3,211	3,171	3,211	(6)(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						31,246			427	41	(11)(15)(23)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	9.42%		5/3/2030			38,156	37,724	37,973	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	9.42%		5/3/2029			3,990	3,966	3,957	(6)(15)(19)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.74%		3/10/2031			8,432	8,359	8,345	(6)(15)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			3/10/2031			—	(22)	(27)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.82%		6/21/2027		$3,524	$3,503	$3,431	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.82%		6/21/2027		17,048	16,983	16,596	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	11.83%		6/21/2027		881	870	834	(6)(15)(19)
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.72%		9/17/2031		3,333	3,037	2,937	(6)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%		10/1/2031		4,111	3,898	3,869
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.07%		4/9/2029		9,107	8,808	8,061	(6)
HPS Loan Management Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.35%	9.63%		7/20/2038		1,400	1,407	1,409	(6)(11)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.17%		1/25/2030		17,945	17,880	18,124	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(13)	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	9.61%		8/18/2028		25,511	25,360	24,880	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.11%		8/18/2028		3,636	3,618	3,592	(6)(15)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	9.61%		8/18/2028		745	722	689	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.20%		8/25/2028		27,381	27,253	27,349	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(36)	(7)	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(17)	(3)	(6)(15)(19)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.33%		1/15/2026		32,661	32,648	32,618	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			1/15/2026		—	(2)	(5)	(6)(15)(19)
Intralot Capital Luxembourg S.A.	Casinos & Gaming	First Lien Term Loan	SONIA+	5.50%	9.22%		10/7/2031		£14,624	19,266	19,308	(6)(11)(15)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	9.68%		3/25/2027		$38,981	38,478	35,461	(6)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	9.59%	1.00%	10/1/2027		36,452	36,173	35,358	(6)(15)
Jeppesen Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.59%		10/31/2032		10,881	10,827	10,829	(6)(10)(15)
Jeppesen Holdings, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/31/2032		—	(4)	(3)	(6)(10)(15)(19)
JN Bidco LLC	Health Care Technology	Common Stock								9,179	20,860	(15)(23)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	8.72%		3/20/2033		16,432	16,391	16,124	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.02%		10/29/2027		37,160	36,911	35,123	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.02%		10/29/2027		16,339	16,300	15,444	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.00%		10/29/2027		3,049	3,012	2,591	(6)(15)(19)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.23%		11/25/2031		9,644	9,522	9,557	(6)(15)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	(15)	(18)	(6)(15)(19)
KKR Financial CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.10%	11.00%		4/15/2037		2,000	2,055	1,994	(6)(11)
LABL, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	5.00%	8.94%		10/30/2028		12,809	12,598	8,205	(6)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.72%		2/9/2032		13,800	13,649	13,673	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.72%		2/9/2032		2,732	2,702	2,707	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(22)	(19)	(6)(15)(19)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.47%		6/30/2028		10,675	10,657	10,714	(6)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.48%	2.75%	8/22/2031		27,089	26,669	26,624	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.72%		8/22/2031		1,281	1,258	1,254	(6)(15)(19)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.72%		8/22/2030		1,008	960	961	(6)(15)(19)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.25%	8.97%		1/13/2030		19,509	19,273	19,319	(6)(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.25%			1/13/2030		—	(15)	(12)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	9.82%		1/31/2028		$2,674	$2,608	$2,582	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	9.82%		1/31/2028		22,958	22,786	22,170	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	9.82%		1/31/2028		1,590	1,570	1,499	(6)(15)(19)
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.59%		8/25/2031		4,000	3,980	3,981	(6)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.72%		3/1/2029		14,263	13,645	13,209	(6)
Mesoblast, Inc.	Biotechnology	Warrants						129,939		545	949	(11)(15)(23)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.99%		7/21/2027		2,570	2,559	2,532	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.99%		7/21/2027		7,224	7,193	7,115	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	9.99%		7/21/2027		714	703	688	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	6.00%	9.99%		9/30/2027		39,221	39,075	39,221	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	6.00%	9.99%		9/30/2027		1,752	1,722	1,752	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2027		—	(21)	—	(6)(15)(19)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		6,948	6,845	6,878	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		1,176	1,159	1,164	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		1,126	1,109	1,114	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		10,913	10,806	10,804	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(10)	(7)	(6)(15)(19)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.25%	8.09%		7/1/2031		23,575	23,204	23,500	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.97%		2/28/2031		37,846	37,278	37,838	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.97%		2/28/2031		819	789	819	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030		—	(50)	(5)	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%			7/2/2026		21,114	18,738	767	(6)(15)(20)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/10/2028		40,735	40,507	40,495	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/10/2028		13,649	13,628	13,569	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/10/2028		2,413	2,402	2,399	(6)(15)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.44%		2/10/2028		909	878	883	(6)(15)(19)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.48%		10/2/2032		16,814	16,688	16,693	(6)(11)(15)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.19%		10/2/2032		1,076	1,066	1,064	(6)(11)(15)(19)
Nabors Industries Inc	Oil & Gas Drilling	Fixed Rate Bond			7.63%		11/15/2032		7,740	7,746	7,612	(11)
National Mentor Holdings	Health Care Services	Fixed Rate Bond			10.50%		12/15/2030		6,435	6,314	6,475
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.42%		4/17/2031		2,859	2,821	2,830	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.42%		4/17/2031		9,631	9,503	9,535	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031		—	(6)	(5)	(6)(11)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.75%	9.42%		4/17/2031		422	396	403	(6)(11)(15)(19)
NEP Group Inc	Broadcasting	First Lien Term Loan	SOFR+	4.50%	8.22%		10/17/2031		4,725	4,612	4,353	(6)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/12/2030		19,645	19,441	19,468	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.09%		11/9/2030		$7,765	$7,699	$7,695	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(27)	(30)	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(19)	(17)	(6)(15)(19)
Nexus Buyer LLC	Specialized Finance	Second Lien Term Loan	SOFR+	5.75%	9.47%		2/16/2032		16,184	16,040	16,070	(6)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	620	(11)(23)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	304	(11)(23)
Northwoods Capital 20 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	6.88%	10.74%		10/25/2038		1,500	1,487	1,507	(6)(11)
Octagon 67 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.41%	11.27%		7/25/2038		1,000	1,033	1,022	(6)(11)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.72%		10/30/2031		11,301	11,207	11,075	(6)(11)(15)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(14)	(34)	(6)(11)(15)(19)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.15%		10/30/2031		€4,037	4,350	4,647	(6)(11)(15)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.22%		10/30/2031		£1,346	1,736	1,774	(6)(11)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	8.50%		12.35%	2/11/2030		$14,282	13,164	14,282	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	6,114	(15)(23)
Otranto Park	Multi-Sector Holdings	CLO Notes	E+	5.40%	7.42%		10/15/2039		€1,050	1,211	1,233	(6)(11)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	8.17%		2/13/2032		$24,436	24,116	24,192	(6)(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.50%	8.17%		2/13/2032		744	676	692	(6)(15)(19)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.09%	10.97%		10/20/2037		2,750	2,833	2,717	(6)(11)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.55%	9.50%		10/25/2038		1,750	1,750	1,762	(6)(11)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						57,326		1,165	1,787	(11)(15)(23)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						12,593		256	393	(11)(15)(23)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	4.00%	7.73%		8/1/2032		3,443	3,412	3,433	(6)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.72%		11/15/2030		51,586	50,868	47,325	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.84%		11/15/2029		687	598	194	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,168	(15)(23)
Phoenix Finance, Inc.	Application Software	First Lien Term Loan	SOFR+	9.00%		12.67%	8/14/2028		5,501	5,385	5,336	(6)(15)
Phoenix Finance, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.50%		11.32%	8/14/2028		9,824	9,812	8,890	(6)(15)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.20%		12/20/2032		20,117	20,117	20,220	(6)(11)(15)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%			12/20/2032		—	11	11	(6)(11)(15)(19)
Pike Corporation	Construction & Engineering	First Lien Revolver	SOFR+	4.50%			12/20/2032		—	—	(9)	(6)(11)(15)(19)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.82%	1.50%	8/22/2029		5,037	5,037	5,037	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.82%	1.50%	8/22/2029		8,725	8,725	8,725	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		15,019	14,578	10,513	(6)(15)(20)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	Common Stock						4,300,526		14,364	—	(15)(23)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.25%	7.42%		9/17/2031		€12,868	14,019	15,113	(6)(11)(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	8.85%		9/17/2031		$5,846	5,801	5,846	(6)(11)(15)(19)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031		—	(49)	(55)	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2031		10,649	10,365	10,649	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2031			$13,952	$13,928	$13,952	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031			—	(3)	—	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2031			3,925	3,885	3,925	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2031			3,579	3,578	3,579	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031			—	(4)	—	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%			9/30/2031			—	(33)	—	(6)(15)(19)
Premium Parent, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.50%	10.38%		11/25/2032			33,129	32,476	32,476	(6)(15)
Premium Parent, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.50%	10.38%		9/21/2032			977	899	899	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000			—	245	(15)(23)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	10.90%		1/23/2029			22,871	22,642	22,558	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.97%		9/20/2030			20,020	19,729	19,624	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	8.97%		9/20/2030			423	393	381	(6)(15)(19)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.72%		4/5/2030			15,142	14,313	13,267	(6)
RideNow Group, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	7.75%	10.85%	1.00%	9/30/2027			8,092	7,964	7,687	(6)(11)(15)(24)
RideNow Group, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	7.75%	10.85%	1.00%	9/30/2027			26,813	26,383	25,473	(6)(11)(15)(24)
RideNow Group, Inc.	Automotive Retail	Warrants						204,454			1,202	838	(11)(15)(23)(24)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			20,559	20,454	20,846	(6)(11)(15)(22)
Scilex Holding Co	Pharmaceuticals	Common Stock						265			78	3	(11)(23)
Seres Therapeutics, Inc.	Biotechnology	Warrants						2,911			182	17	(11)(15)(23)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	9.67%		5/20/2030			11,192	11,045	11,192	(6)(15)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(19)	—	(6)(15)(19)
Silk Holdings III LLC	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	8.34%		12/1/2032			12,116	11,995	11,996	(6)(15)
Silk Holdings III LLC	Personal Care Products	First Lien Revolver	SOFR+	3.50%	7.34%		12/1/2032			162	154	154	(6)(15)(19)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.47%		4/19/2029			43,170	42,600	42,518	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(71)	(80)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000			139	—	(11)(23)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	9.32%		11/20/2028			17,826	17,720	14,617	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.25%	9.19%		11/18/2027			412	393	(144)	(6)(15)(19)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		1/30/2032			40,931	40,398	40,551	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.00%		1/30/2032		C$	7,410	5,050	5,356	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	6.06%		1/30/2032			¥792,360	5,049	5,008	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%			1/30/2032			—	(121)	(84)	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.60%		9/4/2029			$9,838	9,561	9,368	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			6,835	6,724	6,804
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.67%		9/27/2030			4,454	4,339	4,465	(6)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.00%	8.07%		4/25/2031			€18,846	20,281	22,133	(6)(11)(15)
SVP-Singer Holdings Inc.	Home Furnishings	Common Stock						418,881			2,463	2,463	(15)(23)
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.00%	8.86%		1/22/2038			$2,000	2000	1887	(6)(11)
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.80%	9.85%		10/23/2035			1,000	985	986	(6)(11)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.42%		11/22/2031			17,307	17,171	17,134	(6)(15)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031			—	(11)	(10)	(6)(15)(19)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			11/22/2030			—	(19)	(23)	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	9.73%		5/26/2028		$19,420	$18,951	$17,065	(6)
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.42%		9/15/2028		12,092	11,735	11,645	(6)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	10.94%		1/25/2034		905	855	849	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032		30,947	30,504	30,643	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032		562	557	556	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032		—	(19)	(26)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		2/13/2032		667	650	656	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032		2,147	2,095	2,094	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.00%			2/13/2031		—	(43)	(31)	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.32%		9/10/2031		15,615	15,488	15,618	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.32%		9/10/2031		530	530	530	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.45%	3.13%	9/10/2031		5,789	5,732	5,826	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.04%		9/10/2031		940	924	940	(6)(15)(19)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.21%		6/16/2031		12,750	12,576	12,580	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		7/3/2032		16,714	16,547	16,559	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(24)	(22)	(6)(15)(19)
Wilsonart LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	7.92%		8/5/2031		4,570	4,461	4,438	(6)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	12.69%	5.00%	1/23/2026		2,628	2,627	2,358	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)(23)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029		31,451	30,974	31,445	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.89%	3.88%	11/29/2029		1,491	1,476	1,490	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(53)	(8)	(6)(15)(19)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan			9.50%		10/26/2029		5,000	4,883	4,992
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.45%		10/26/2029		10,559	10,463	10,395	(6)
Zayo Group Holdings Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.00%	6.33%	0.50%	3/11/2030		6,588	6,277	6,271	(6)
Total Non-Control/Non-Affiliate Investments (184.7% of net assets)										$2,750,130	$2,653,315
Total Portfolio Investments (205.3% of net assets)										$3,208,969	$2,949,092
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares										$7,252	$7,252
BNY Mellon Short Term Investment Fund										61,332	61,332
Other cash accounts										12,229	12,229
Total Cash and Cash Equivalents (5.6% of net assets)										$80,813	$80,813

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased		Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract		$179,959		€151,845	3/12/2026	Wells Fargo Bank, N.A.	$1,054
Foreign currency forward contract		€4,600		$5,398	3/12/2026	ING Capital Markets LLC	21
Foreign currency forward contract		$5,331	C$	7,312	3/12/2026	Wells Fargo Bank, N.A.	(19)
Foreign currency forward contract		$154	C$	214	3/12/2026	ING Capital Markets LLC	(3)
Foreign currency forward contract		$5,450		¥785,888	3/12/2026	Wells Fargo Bank, N.A.	406
Foreign currency forward contract		$149		¥22,881	3/12/2026	ING Capital Markets LLC	2
Foreign currency forward contract		$8,520	kr	79,280	3/12/2026	BNP PARIBAS	(110)
Foreign currency forward contract		$277	kr	2,531	3/12/2026	JPMorgan Chase Bank, N.A.	2
Foreign currency forward contract	kr	1,939		$211	3/12/2026	Wells Fargo Bank, N.A.	—
Foreign currency forward contract		$62,748		£47,159	3/12/2026	Wells Fargo Bank, N.A.	(672)
Foreign currency forward contract		$1,757		£1,314	3/12/2026	ING Capital Markets LLC	(10)
							$671

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(9,048)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	4,784
Interest rate swap	Fixed 6.34%	Floating 3-month SOFR +2.1920%	BNP Paribas	2/27/2030	$300,000	7,502
						$3,238

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA"), the Tokyo overnight average rate ("TONA"), the Canadian overnight repo rate average ("CORRA"), the Stockholm interbank offered rate ("STIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65%, the 180-day SOFR at 3.57%, the PRIME at 6.75%, the SONIA at 3.95%, the TONA at 0.75%, the 30-day CORRA at 2.30%, the 180-day STIBOR at 2.02%, the 30-day EURIBOR at 1.94%, the 90-day EURIBOR at 2.03% and the 180-day EURIBOR at 2.11%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the quarter ended December 31, 2025 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders to the extent an investment has been allocated to “first out” and

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

“last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the “last out” tranche.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, qualifying assets represented 75.1% of the Company's total assets and non-qualifying assets represented 24.9% of the Company's total assets.
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
(15)As of December 31, 2025, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of December 31, 2025.
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $136,567, or 9.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Type of Investment	Acquisition Date
C5 Technology Holdings, LLC	Common Stock	10/11/2013
C5 Technology Holdings, LLC	Preferred Equity	10/11/2013
Continental Intermodal Group LP	Preferred Equity	2/2/2024
Continental Intermodal Group LP	Common Stock	1/28/2020
Dominion Diagnostics, LLC	Common Stock	12/21/2012
OCSI Glick JV LLC	Membership Interest	3/19/2021
Senior Loan Fund JV I, LLC	Membership Interest	12/23/2016
SIO2 Medical Products, Inc.	Common Stock	8/3/2023
SIO2 Medical Products, Inc.	Warrants	4/3/2023
All Web Leads, Inc.	Common Stock	3/29/2024
Assembled Brands Capital LLC	Common Stock	10/17/2018
Assembled Brands Capital LLC	Warrants	9/10/2019
The Avery	Membership Interest	12/16/2023
Telestream 2 LLC	Common Stock	6/7/2025
ADC Therapeutics SA	Common Stock	4/25/2024
ADC Therapeutics SA	Warrants	8/15/2022
AIP RD Buyer Corp.	Common Stock	12/23/2021
Alvotech Holdings S.A.	Common Stock	12/14/2018
Alvotech Holdings S.A.	Common Stock	12/14/2018
athenahealth Group Inc.	Preferred Equity	2/15/2022
BioXcel Therapeutics, Inc.	Common Stock	11/25/2024
BioXcel Therapeutics, Inc.	Warrants	4/28/2022
BioXcel Therapeutics, Inc.	Warrants	3/20/2024
Blumenthal Temecula, LLC	Preferred Equity	3/25/2021
Blumenthal Temecula, LLC	Preferred Equity	3/25/2021
Blumenthal Temecula, LLC	Common Stock	3/25/2021
Conviva Inc.	Preferred Equity	2/25/2021
Delta Leasing SPV II LLC	Preferred Equity	8/31/2022
Delta Leasing SPV II LLC	Common Stock	8/31/2022
Delta Leasing SPV II LLC	Warrants	8/31/2022
Dialyze Holdings, LLC	Warrants	8/4/2021
Eyesouth Eye Care Holdco LLC	Common Stock	10/7/2022
Fairbridge Strategic Capital Funding LLC	Warrants	11/24/2021
Fortress Biotech, Inc.	Warrants	8/27/2020
JN Bidco LLC	Common Stock	8/12/2024
Mesoblast, Inc.	Warrants	12/20/2021
NN, Inc.	Warrants	3/3/2023
NN, Inc.	Warrants	6/30/2023
OTG Management, LLC	Common Stock	9/1/2021
Paulus Holdings Public Limited Company	Preferred Equity	10/14/2022
Paulus Holdings Public Limited Company	Warrants	10/14/2022
PetVet Care Centers, LLC	Preferred Equity	11/14/2023
Pluralsight, LLC	Common Stock	8/22/2024
PRGX Global, Inc.	Common Stock	3/2/2021
RideNow Group, Inc.	Warrants	8/31/2021
Scilex Holding Co	Common Stock	1/28/2021
Seres Therapeutics, Inc.	Warrants	4/27/2023
Sorrento Therapeutics, Inc.	Common Stock	1/28/2021
SVP-Singer Holdings Inc.	Common Stock	12/31/2024
Thrasio, LLC	Common Stock	6/18/2024
Win Brands Group LLC	Warrants	1/25/2021

(24)This investment was renamed during the three months ended December 31, 2025. For the periods prior to December 31, 2025, this investment was referenced as RumbleOn, Inc.

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		$3,189	$3,159	$2,794	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		1,239	1,242	1,085	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		6,452	6,386	2,323	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		8,920	8,817	3,211	(6)(15)(20)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.81%		8/15/2029		15,448	15,041	14,791	(6)(15)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.91%		9/30/2032		13,176	13,044	13,044	(6)(15)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			9/30/2032		—	(18)	(18)	(6)(15)(19)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			9/30/2032		—	(19)	(19)	(6)(15)(19)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.50%	10.96%		7/30/2027		39,831	39,728	39,181	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.50%	10.67%		7/30/2027		4,368	4,337	4,297	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.50%	10.96%		7/30/2026		1,844	1,835	1,802	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		3,084	3,083	2,696	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		7,439	7,355	6,505	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		—	—	—	(11)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						26,654		—	68	(11)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						2,044		225	3	(11)(15)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						586		—	1	(11)(15)(23)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	11.20%		8/28/2030		30,447	29,700	29,698	(6)(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,512	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	560	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	63	(12)(15)(23)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	5.90%		10/31/2029		€4,066	4,003	4,622	(6)(11)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.41%		10/31/2030		16,260	15,983	18,150	(6)(11)(15)
Carlyle Global Market Strategies	Multi-Sector Holdings	CLO Notes	SOFR+	7.50%	11.83%		10/21/2037		$3,575	3,731	3,658	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.03%	3.38%	4/12/2030		13,159	12,922	13,141	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(27)	(1)	(6)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%			6/30/2032		—	(16)	(15)	(6)(11)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	SONIA+	4.75%	8.72%		6/30/2032		£10,313	13,839	13,755	(6)(11)(15)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%	6.65%		6/30/2032		€2,395	2,770	2,788	(6)(11)(15)
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	8.40%		4/3/2031		$15,800	14,480	14,392	(6)
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		3,812	3,700	3,812
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)(23)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.50%		4/6/2029		6,494	6,380	6,478	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.56%		2/27/2030		12,993	12,787	12,993	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(15)	—	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(13)	—	(6)(15)(19)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	9.14%		12/18/2031		47,745	47,003	46,843	(6)(15)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(107)	(131)	(6)(15)(19)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.91%		11/8/2030		20,924	20,543	20,715	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.91%		11/8/2030			$1,420	$1,390	$1,406	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030			—	(40)	(22)	(6)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029			12,378	12,378	12,378	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029			36,782	36,782	36,782	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419			419	594	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2			2	3	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31			—	—	(11)(15)(23)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			27,612	23,264	5,522	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			764	655	153	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			756	655	151	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			1,212	1,044	242	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			994	858	199	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			357	308	71	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			1,943	1,745	389	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			446	429	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			—	—	(985)	(6)(15)(19)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			443	411	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			802	786	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,060	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,053	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,856	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254			1,642	—	(15)(23)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.00%		8/10/2028			53,890	53,889	52,914	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.00%		8/10/2028			2,908	2,889	2,856	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%	9.99%		8/10/2028			806	806	697	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.81%		2/17/2031			13,508	13,260	13,238	(6)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031			14,203	14,203	14,193
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.50%	9.47%		5/19/2032			£15,711	20,604	20,762	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.69%		5/19/2032			$4,992	4,898	4,902	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			5/19/2032			—	(56)	(53)	(6)(11)(15)(19)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/26/2029			22,882	22,437	20,451	(6)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.38%		9/22/2032		kr	81,913	8,561	8,535	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	9.22%		9/22/2032			£6,350	8,399	8,378	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032			—	(106)	(106)	(6)(11)(15)(19)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031			$11,844	11,643	11,518	(6)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		12/24/2029			25,401	25,034	25,401	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029			—	(5)	—	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	9.64%		12/24/2029			81	60	81	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		$1,834	$1,824	$1,845	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,692	1,681	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,692	1,658	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,454	11,405	11,518	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		19,864	19,782	19,864	(6)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		1,946	1,932	1,946	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(8)	—	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		9/30/2030		14,478	14,220	14,478	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		9/30/2030		3,656	3,626	3,656	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(27)	—	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.88%		10/5/2029		4,324	4,261	4,268	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.76%		10/5/2029		3,758	3,682	3,673	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,206		1,206	1,388	(15)(23)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.50%		3/18/2032		6,703	6,636	6,636	(6)(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%			3/18/2032		—	(11)	(11)	(6)(15)(19)
F&M Buyer LLC	Systems Software	First Lien Revolver	SOFR+	4.50%			3/18/2032		—	(10)	(10)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		28,385	28,385	27,533	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	—	(11)(12)(15)(23)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.29%		9/13/2029		3,240	3,197	3,240	(6)(11)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						31,246		427	44	(11)(15)(23)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	9.75%		5/3/2030		38,254	37,796	38,062	(6)(15)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	9.75%		5/3/2029		3,990	3,965	3,955	(6)(15)(19)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.07%		3/10/2031		8,432	8,356	8,345	(6)(15)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			3/10/2031		—	(24)	(27)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.26%		6/21/2027		3,524	3,499	3,431	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.26%		6/21/2027		17,092	17,016	16,639	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(13)	(47)	(6)(15)(19)
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.16%		9/17/2031		3,342	3,032	3,020	(6)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%		10/1/2031		2,359	2,230	2,243
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.51%		4/9/2029		8,386	8,180	7,537	(6)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.39%		5/16/2028		17,981	17,698	18,665	(6)(11)(15)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.81%		1/25/2030		17,945	17,876	18,124	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(14)	—	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.07%		8/18/2028		25,511	25,346	24,880	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.57%		8/18/2028		3,636	3,616	3,592	(6)(15)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.08%		8/18/2028		632	607	577	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.20%		8/25/2028		26,812	26,672	26,777	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(42)	(8)	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(19)	(3)	(6)(15)(19)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.78%		1/15/2026		32,744	32,761	32,440	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%	11.87%		1/15/2026		$885	$872	$850	(6)(15)(19)
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.01%		3/25/2027		39,600	38,984	36,284	(6)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	9.94%	1.00%	10/1/2027		36,356	36,164	35,356	(6)(15)
JN Bidco LLC	Health Care Technology	Common Stock								9,179	19,723	(15)(23)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	9.16%		3/20/2033		16,432	16,391	16,483	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.35%		10/29/2027		37,255	36,971	35,627	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.25%		10/29/2027		16,382	16,338	15,666	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.50%		10/29/2027		2,495	2,452	2,130	(6)(15)(19)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.77%		11/25/2031		9,644	9,517	9,510	(6)(15)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	(16)	(18)	(6)(15)(19)
KKR Financial CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.10%	11.42%		4/15/2037		2,000	2,056	2,017	(6)(11)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.26%		10/30/2028		12,843	12,611	10,583	(6)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		13,834	13,677	13,714	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		2,739	2,706	2,715	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(23)	(18)	(6)(15)(19)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.66%		6/30/2028		23,781	23,737	24,051	(6)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.96%	2.75%	8/22/2031		26,902	26,462	26,445	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.17%		8/22/2031		959	936	932	(6)(15)(19)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.16%		8/22/2030		310	260	260	(6)(15)(19)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.25%	9.25%		1/13/2030		19,558	19,306	19,360	(6)(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.25%			1/13/2030		—	(16)	(13)	(6)(15)(19)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.26%		1/31/2028		2,680	2,606	2,579	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.26%		1/31/2028		23,017	22,824	22,145	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.26%		1/31/2028		1,802	1,780	1,701	(6)(15)(19)
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.06%		8/25/2031		4,000	3,980	3,978	(6)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.22%		3/1/2029		9,975	9,620	9,557	(6)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		6,128	6,000	6,256	(11)(15)
Mesoblast, Inc.	Biotechnology	Warrants						129,939		545	830	(11)(15)(23)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.46%		7/21/2027		2,577	2,564	2,539	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.46%		7/21/2027		7,224	7,188	7,115	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	10.46%		7/21/2027		714	701	688	(6)(15)(19)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	6.00%	10.46%		9/30/2027		39,221	39,054	39,221	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	7.00%	11.00%		9/30/2027		1,752	1,718	1,752	(6)(15)
Mindbody, Inc.	Internet Services & Infrastructure	First Lien Revolver	SOFR+	7.00%			9/30/2027		—	(24)	—	(6)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.16%		6/3/2030		6,965	6,857	6,939	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(12)	(4)	(6)(11)(15)(19)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.16%		6/3/2030		1,137	1,120	1,133	(6)(11)(15)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(11)	(2)	(6)(11)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.81%		7/1/2031		$23,635	$23,245	$23,373	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.66%		2/28/2031		37,942	37,373	37,934	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.66%		2/28/2031		821	791	821	(6)(15)(19)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(53)	(6)	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%			7/2/2026		23,410	21,401	2,528	(6)(15)(20)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028		40,843	40,659	40,602	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028		13,685	13,669	13,604	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028		2,419	2,409	2,405	(6)(15)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.75%		2/10/2028		455	429	428	(6)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.75%		4/17/2031		2,866	2,826	2,828	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.75%		4/17/2031		9,655	9,521	9,527	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031		—	(6)	(5)	(6)(11)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.75%	9.75%		4/17/2031		272	244	245	(6)(11)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/12/2030		19,695	19,480	19,512	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/9/2030		7,765	7,696	7,693	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(28)	(32)	(6)(15)(19)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(20)	(17)	(6)(15)(19)
Nexus Buyer LLC	Specialized Finance	Second Lien Term Loan	SOFR+	5.75%	9.91%		2/16/2032		16,184	16,040	16,186	(6)(11)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	1,000	(11)(23)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	491	(11)(23)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.16%		10/30/2031		11,329	11,231	11,226	(6)(11)(15)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(15)	(15)	(6)(11)(15)(19)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.15%		10/30/2031		€4,048	4,359	4,713	(6)(11)(15)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.47%		10/30/2031		£1,349	1,740	1,800	(6)(11)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	8.50%		12.73%	2/11/2030		$13,832	12,645	13,832	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	8,963	(15)(23)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	8.50%		2/13/2032		24,498	24,163	24,130	(6)(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.50%			2/13/2032		—	(71)	(78)	(6)(15)(19)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.09%	11.42%		10/20/2037		2,750	2,834	2,762	(6)(11)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						57,326		1,165	1,787	(11)(15)(23)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						12,593		256	393	(11)(15)(23)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.16%		11/15/2030		51,718	50,961	47,575	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(69)	(498)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(94)	(485)	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,129	(15)(23)
Phoenix Finance, Inc.	Application Software	First Lien Term Loan	SOFR+	9.00%		13.00%	8/14/2028		5,324	5,197	5,164	(6)(15)
Phoenix Finance, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.50%		11.65%	8/14/2028		9,540	9,526	8,633	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029		5,029	5,029	5,029	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029			$8,713	$8,713	$8,713	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.70%	8/22/2029			14,578	14,578	14,578	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029			—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029			—	—	—	(6)(15)(19)
Pluralsight, LLC	Application Software	Common Stock						4,300,526			14,364	7,999	(15)(23)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.25%	7.31%		9/17/2031			€12,868	14,005	15,120	(6)(11)(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.75%		9/17/2031			$5,846	5,798	5,846	(6)(11)(15)(19)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031			—	(49)	(51)	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031			10,676	10,379	10,676	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031			13,987	13,962	13,987	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031			—	(3)	—	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031			3,935	3,895	3,935	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031			3,588	3,587	3,587	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031			—	(4)	(4)	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%			9/30/2031			—	(34)	(2)	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000			—	245	(15)(23)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.23%		1/23/2029			23,717	23,480	23,466	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.41%		9/20/2030			20,071	19,764	19,655	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	9.41%		9/20/2030			572	539	528	(6)(15)(19)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/5/2030			12,890	12,335	11,205	(6)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	11.82%	1.00%	9/30/2027			8,146	7,998	7,698	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	8.25%	11.82%	1.00%	9/30/2027			26,993	26,502	25,508	(6)(11)(15)
RumbleOn, Inc.	Automotive Retail	Warrants						204,454			1,202	644	(11)(15)(23)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			22,917	22,821	23,261	(6)(11)(15)(22)
Scilex Holding Co	Pharmaceuticals	Common Stock						274			78	5	(11)(23)
Seres Therapeutics, Inc.	Biotechnology	Warrants						2,911			182	25	(11)(15)(23)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	10.00%		5/20/2030			11,220	11,064	11,072	(6)(15)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(20)	(19)	(6)(15)(19)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.91%		4/19/2029			44,082	43,456	43,377	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(77)	(84)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000			139	—	(11)(23)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	9.76%		11/20/2028			17,872	17,757	16,085	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.25%	9.58%		11/18/2027			824	802	515	(6)(15)(19)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.13%		1/30/2032			41,034	40,477	40,451	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.72%		1/30/2032		C$	7,429	5,060	5,263	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.00%		1/30/2032			¥794,351	5,060	5,302	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(126)	(133)	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.05%		9/4/2029			$9,863	9,566	9,378	(6)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029		$6,835	$6,720	$6,792
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.00%		9/27/2030		9,924	9,639	9,937	(6)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	8.52%		4/25/2031		€18,846	20,243	22,144	(6)(11)(15)(19)
SVP-Singer Holdings Inc.	Home Furnishings	Common Stock						418,881		2,463	2,463	(15)(23)
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.00%	9.33%		1/22/2038		$2,000	2,000	1,918	(6)(11)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.75%		11/22/2031		17,350	17,209	17,177	(6)(15)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031		—	(12)	(10)	(6)(15)(19)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.95%		11/22/2030		144	124	121	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.04%		5/26/2028		19,472	18,953	17,087	(6)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		14.58%	6/18/2029		7,137	6,988	6,798	(6)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		21,901	16,279	14,715	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058		—	—	(15)(23)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.40%		1/25/2034		905	854	892	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		31,025	30,563	30,721	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		563	558	558	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032		—	(19)	(26)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032		—	(17)	(11)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		2,153	2,098	2,100	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.00%			2/13/2031		—	(45)	(31)	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031		15,655	15,522	15,658	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031		422	422	422	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.82%	3.13%	9/10/2031		5,758	5,701	5,759	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.48%		9/10/2031		700	683	700	(6)(15)(19)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		2,512	2,476	2,600	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		3,198	3,152	3,310	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		3,426	3,377	3,546	(11)(15)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(11)(15)(19)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.52%		6/16/2031		12,782	12,600	12,609	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		7/3/2032		16,714	16,547	16,559	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(24)	(22)	(6)(15)(19)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%		18.13%	1/23/2026		2,594	2,593	2,354	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)(23)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029		$31,220	$30,711	$31,236	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/29/2029		1,480	1,480	1,480	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(57)	(9)	(6)(15)(19)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan			9.50%		10/26/2029		5,000	4,876	5,023
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.96%		10/26/2029		6,236	6,233	6,122	(6)
Total Non-Control/Non-Affiliate Investments (175.0% of net assets)										$2,639,069	$2,565,035
Total Portfolio Investments (194.3% of net assets)										$3,075,122	$2,847,782
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares										$6,608	$6,608
Other cash accounts										73,022	73,022
Total Cash and Cash Equivalents and Restricted Cash (5.4% of net assets)										$79,630	$79,630

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$173,478		€146,324	3/12/2026	Wells Fargo Bank, N.A.	$55
Foreign currency forward contract	$5,427	C$	7,442	3/12/2026	Wells Fargo Bank, N.A.	40
Foreign currency forward contract	$5,450		¥785,888	3/12/2026	Wells Fargo Bank, N.A.	46
Foreign currency forward contract	$8,976	kr	83,244	12/11/2025	JPMorgan Chase Bank, N.A.	86
Foreign currency forward contract	$37,547		£27,697	12/11/2025	Wells Fargo Bank, N.A.	256
Foreign currency forward contract	$8,868		£6,534	12/11/2025	JPMorgan Chase Bank, N.A.	70
						$553

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(12,150)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	4,821
Interest rate swap	Fixed 6.34%	Floating 3-month SOFR +2.1920%	BNP Paribas	2/27/2030	$300,000	8,160
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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR, EURIBOR, SONIA, TONA, CORRA, STIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98%, the 180-day SOFR at 3.85%, the PRIME at 7.25%, the SONIA at 4.19%, the TONA at 0.75%, the 30-day CORRA at 2.54%, the 90-day STIBOR at 1.89%, the 30-day EURIBOR at 1.93%, the

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

90-day EURIBOR at 2.03% and the 180-day EURIBOR at 2.10%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2025 for transactions during the year ended September 30, 2025 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)[Reserved]
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
(23)Security acquired in transaction exempt from registration under the Securities Act and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $153,067, or 10.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. Interim results may not be reflective of results of operations for the full year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is an investment company following the accounting and reporting guidance in ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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

Fair Value Measurements:
Oaktree, as the valuation designee of the Company's Board of Directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of the Company's assets, including unfunded commitments, on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of December 31, 2025 and September 30, 2025 was determined by Oaktree, as the Board of Directors' valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2025, there were 11 investments on non-accrual status that in aggregate represented 6.5% and 3.1% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there were ten investments on non-accrual status that in aggregate represented 6.5% and 3.0% of total debt investments at cost and fair value, respectively.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash equivalents invested in money market mutual funds are measured at fair value using the market approach based on observable transactions or quoted prices in active markets, which represent the daily net asset value (“NAV”) of the funds, and are classified as Level 1 assets within the fair value hierarchy. Cash and cash equivalents are included in the Company’s

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Consolidated Schedule of Investments. As of December 31, 2025 and September 30, 2025, the Company did not have any restricted cash.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur any U.S. federal excise tax for calendar year 2024 and calendar year 2025. The Company does not expect to incur a U.S. federal excise tax for calendar year 2026.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is effective for the fiscal year beginning October 1, 2025 and the Company is evaluating the effect of adoption on its annual financial statements for the year ended September 30, 2026.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 3. Portfolio Investments
As of December 31, 2025, 205.3% of net assets at fair value, or $2.9 billion, was invested in 167 portfolio companies, including (i) $120.9 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $43.9 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of December 31, 2025, 5.6% of net assets at fair value, or $80.8 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2025, 194.3% of net assets at fair value, or $2.8 billion, was invested in 143 portfolio investments, including (i) $124.6 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $46.1 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2025, 5.4% of net assets at fair value, or $79.6 million, was invested in cash and cash equivalents. As of December 31, 2025, 86.4% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.0% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2025, 85.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.7% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2025 and 2024, the Company recorded net realized gains (losses) of $1.3 million and $(17.3) million, respectively. During the three months ended December 31, 2025 and 2024, the Company recorded net unrealized depreciation of $32.4 million and $19.6 million, respectively.
The composition of the Company's investments as of December 31, 2025 and September 30, 2025 at cost and fair value was as follows:

	December 31, 2025		September 30, 2025
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,781,380	$2,655,949	$2,646,823	$2,535,998
Investments in equity securities	206,672	128,305	207,729	141,122
Debt investments in the JVs	166,126	156,576	165,779	158,716
Equity investments in the JVs	54,791	8,262	54,791	11,946
Total	$3,208,969	$2,949,092	$3,075,122	$2,847,782

The following table presents the composition of the Company's debt investments as of December 31, 2025 and September 30, 2025 at floating rates and fixed rates:

	December 31, 2025		September 30, 2025
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,567,134	91.28%	$2,442,837	90.65%
Fixed rate debt securities	245,391	8.72	251,877	9.35
Total	$2,812,525	100.00%	$2,694,714	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following table presents the financial instruments carried at fair value as of December 31, 2025 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$368,099	$2,179,214	$—	$2,547,313
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	37,921	227,291	—	265,212
Investments in equity securities (preferred)	—	—	71,314	—	71,314
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	436	924	55,631	8,262	65,253
Total investments at fair value	436	406,944	2,533,450	8,262	2,949,092
Cash equivalents	68,584	—	—	—	68,584
Derivative assets	—	8,173	—	—	8,173
Total assets at fair value	$69,020	$415,117	$2,533,450	$8,262	$3,025,849
Derivative liabilities	$—	$4,264	$—	$—	$4,264
Total liabilities at fair value	$—	$4,264	$—	$—	$4,264
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
The following table provides a roll-forward in the changes in fair value from September 30, 2025 to December 31, 2025 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2025	$2,107,306	$231,137	$72,122	$66,813	$2,477,378
Purchases	195,427	—	—	—	195,427
Sales and repayments	(121,084)	(2,376)	(1,078)	(167)	(124,705)
Capitalized PIK interest income	3,203	644	—	—	3,847
Accretion of OID	2,699	347	—	—	3,046
Net unrealized appreciation (depreciation)	(8,514)	(2,470)	247	(11,182)	(21,919)
Net realized gains (losses)	177	9	23	167	376
Fair value as of December 31, 2025	$2,179,214	$227,291	$71,314	$55,631	$2,533,450
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of December 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2025	$(9,117)	$(2,470)	$247	$(11,182)	$(22,522)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of December 31, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$2,040,333	Market Yield	Market Yield	(b)	7.0%	-	34.0%	10.7%
	38,396	Enterprise Value	Revenue Multiple	(c)	0.7x	-	5.5x	2.7x
	41,058	Enterprise Value	EBITDA Multiple	(c)	0.2x	-	9.8x	8.1x
	58,494	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	933	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	20,818	Market Yield	Market Yield	(b)	4.0%	-	6.0%	5.0%
	49,897	Enterprise Value	Revenue multiple	(c)	7.4x	-	7.6x	7.5x
Debt Investments in the JVs	156,576	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	51,460	Enterprise Value	Revenue Multiple	(c)	0.3x	-	7.5x	0.3x
	73,989	Enterprise Value	EBITDA Multiple	(c)	1.8x	-	14.3x	10.5x
	1,496	Enterprise Value	Asset Multiple	(c)	1.4x	-	1.6x	1.5x
Total	$2,533,450
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2025 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$665,000	$665,000	$—	$—	$665,000
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	339,930	342,521	—	342,521	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	300,742	309,246	—	309,246	—
2030 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	304,350	303,663	—	303,663	—
Total	$1,610,022	$1,620,430	$—	$955,430	$665,000

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

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2025		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,672,091	83.26%	$2,555,861	83.11%
Debt investments in the JVs	166,126	5.18%	165,779	5.39%
Common equity and warrants	139,253	4.34%	139,256	4.53%
Subordinated debt	109,289	3.41%	90,962	2.96%
Preferred equity	67,419	2.10%	68,473	2.23%
LLC equity interests of the JVs	54,791	1.71%	54,791	1.78%
Total	$3,208,969	100.00%	$3,075,122	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	December 31, 2025			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,547,313	86.38%	177.36%	$2,445,538	85.88%	166.84%
Debt investments in the JVs	156,576	5.31%	10.90%	158,716	5.57%	10.83%
Subordinated debt	108,636	3.68%	7.56%	90,460	3.18%	6.17%
Preferred equity	71,314	2.42%	4.97%	72,122	2.53%	4.92%
Common equity and warrants	56,991	1.93%	3.97%	69,000	2.42%	4.71%
LLC equity interests of the JVs	8,262	0.28%	0.58%	11,946	0.42%	0.81%
Total	$2,949,092	100.00%	205.34%	$2,847,782	100.00%	194.28%

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

	December 31, 2025		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,099,383	34.26%	$1,072,606	34.88%
Midwest	523,616	16.32%	490,842	15.96%
Southeast	515,683	16.07%	479,013	15.58%
West	339,026	10.56%	284,586	9.25%
International	311,476	9.71%	339,829	11.05%
Southwest	264,862	8.25%	234,192	7.62%
South	141,278	4.40%	164,434	5.35%
Northwest	13,645	0.43%	9,620	0.31%
Total	$3,208,969	100.00%	$3,075,122	100.00%

	December 31, 2025			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$969,127	32.85%	67.49%	$949,839	33.35%	64.80%
Midwest	509,243	17.27%	35.46%	479,452	16.84%	32.71%
Southeast	418,706	14.20%	29.15%	385,283	13.53%	26.28%
West	337,774	11.45%	23.52%	283,930	9.97%	19.37%
International	323,485	10.97%	22.52%	354,855	12.46%	24.21%
Southwest	238,168	8.08%	16.58%	221,920	7.79%	15.14%
South	139,380	4.73%	9.70%	162,946	5.72%	11.12%
Northwest	13,209	0.45%	0.92%	9,557	0.34%	0.65%
Total	$2,949,092	100.00%	205.34%	$2,847,782	100.00%	194.28%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2025 and September 30, 2025:

	December 31, 2025		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$548,237	17.10%	$543,878	17.64%
Multi-Sector Holdings (1)	249,916	7.79	236,025	7.68
Health Care Services	179,550	5.60	160,149	5.21
Aerospace & Defense	156,924	4.89	131,123	4.26
Interactive Media & Services	134,184	4.18	129,993	4.23
Health Care Technology	110,119	3.43	75,913	2.47
Pharmaceuticals	100,446	3.13	114,897	3.74
Health Care Equipment	90,523	2.82	90,600	2.95
Specialized Consumer Services	83,635	2.61	82,497	2.68
Metal, Glass & Plastic Containers	70,284	2.19	69,505	2.26
Specialized Finance	68,228	2.13	67,584	2.20
Life Sciences Tools & Services	68,017	2.12	73,389	2.39
Diversified Financial Services	60,644	1.89	43,064	1.40
Diversified Support Services	59,947	1.87	47,882	1.56
Soft Drinks & Non-alcoholic Beverages	56,832	1.77	56,944	1.85
Environmental & Facilities Services	56,223	1.75	55,761	1.81
Systems Software	51,718	1.61	47,667	1.55
Personal Care Products	50,627	1.58	38,984	1.27
Construction & Engineering	48,915	1.52	29,407	0.96
Real Estate Operating Companies	46,502	1.45	49,076	1.60
Communications Equipment	42,529	1.33	43,379	1.41
Internet Services & Infrastructure	40,776	1.27	40,748	1.33
Paper & Plastic Packaging Products & Materials	38,657	1.20	10,312	0.34
Automotive Retail	38,079	1.19	38,232	1.24
Airport Services	35,494	1.11	66,192	2.15
Biotechnology	34,992	1.09	41,521	1.35
Data Processing & Outsourced Services	34,984	1.09	34,984	1.14
Building Products	34,398	1.07	29,193	0.95
Construction Machinery & Heavy Transportation Equipment	33,744	1.05	33,138	1.08
Packaged Foods & Meats	32,836	1.02	32,888	1.07
Electrical Components & Equipment	32,646	1.02	33,633	1.09
Health Care Supplies	31,566	0.98	30,328	0.99
Cable & Satellite	29,636	0.92	27,463	0.89
Drug Retail	29,552	0.92	29,700	0.97
Alternative Carriers	28,062	0.87	18,180	0.59
Insurance Brokers	27,200	0.85	26,611	0.87
Health Care Distributors	26,964	0.84	27,210	0.88
Property & Casualty Insurance	24,526	0.76	19,805	0.64
Broadline Retail	23,724	0.74	23,267	0.76
Education Services	23,121	0.72	20,515	0.67
Research & Consulting Services	23,066	0.72	31,938	1.04
Industrial Machinery & Supplies & Components	22,642	0.71	23,480	0.76
Hotels, Resorts & Cruise Lines	21,356	0.67	20,502	0.67
Diversified Chemicals	20,043	0.62	19,986	0.65
Casinos & Gaming	19,266	0.60	—	—
Real Estate Services	19,258	0.60	19,290	0.63
Home Improvement Retail	18,738	0.58	21,401	0.70
Apparel Retail	18,113	0.56	18,559	0.60
Oil & Gas Storage & Transportation	17,427	0.54	19,309	0.63
Air Freight & Logistics	16,329	0.51	16,360	0.53
Office Services & Supplies	16,285	0.51	28,897	0.94
Real Estate Development	15,233	0.47	16,142	0.52
Advertising	11,460	0.36	11,397	0.37
Movies & Entertainment	10,657	0.33	23,737	0.77
Oil & Gas Drilling	7,746	0.24	—	—
Broadcasting	4,612	0.14	—	—
Other Specialty Retail	3,412	0.11	—	—
Housewares & Specialties	2,673	0.08	2,639	0.09
Home Furnishings	2,463	0.08	2,463	0.08
Distributors	1,733	0.05	1,733	0.06
Diversified Real Estate Activities	1,500	0.05	—	—
Gold	—	—	17,698	0.58
Financial Exchanges & Data	—	—	7,954	0.26
	$3,208,969	100.00%	$3,075,122	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	December 31, 2025			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$514,364	17.45%	35.83%	$522,632	18.34%	35.68%
Multi-Sector Holdings (1)	193,644	6.57	13.48	185,887	6.53	12.68
Aerospace & Defense	158,962	5.39	11.07	132,514	4.65	9.04
Health Care Services	141,054	4.78	9.82	119,633	4.20	8.16
Interactive Media & Services	135,425	4.59	9.43	131,211	4.61	8.95
Health Care Technology	132,449	4.49	9.22	96,960	3.40	6.61
Pharmaceuticals	99,964	3.39	6.96	115,382	4.05	7.87
Specialized Consumer Services	83,527	2.83	5.82	82,424	2.89	5.62
Life Sciences Tools & Services	68,222	2.31	4.75	73,456	2.58	5.01
Specialized Finance	68,057	2.31	4.74	67,439	2.37	4.60
Health Care Equipment	65,041	2.21	4.53	65,121	2.29	4.44
Diversified Financial Services	62,932	2.13	4.38	45,405	1.59	3.10
Diversified Support Services	59,453	2.02	4.14	47,604	1.67	3.25
Soft Drinks & Non-alcoholic Beverages	56,359	1.91	3.92	56,333	1.98	3.84
Environmental & Facilities Services	53,158	1.80	3.70	53,423	1.88	3.64
Systems Software	50,546	1.71	3.52	47,446	1.67	3.24
Personal Care Products	47,611	1.61	3.32	36,284	1.27	2.48
Construction & Engineering	45,214	1.53	3.15	28,766	1.01	1.96
Communications Equipment	42,438	1.44	2.95	43,293	1.52	2.95
Real Estate Operating Companies	41,505	1.41	2.89	45,168	1.59	3.08
Internet Services & Infrastructure	40,973	1.39	2.85	40,973	1.44	2.80
Automotive Retail	37,327	1.27	2.60	36,985	1.30	2.52
Biotechnology	35,314	1.20	2.46	43,821	1.54	2.99
Building Products	34,303	1.16	2.39	29,137	1.02	1.99
Paper & Plastic Packaging Products & Materials	34,137	1.16	2.38	10,273	0.36	0.70
Construction Machinery & Heavy Transportation Equipment	33,892	1.15	2.36	33,311	1.17	2.27
Packaged Foods & Meats	32,768	1.11	2.28	32,778	1.15	2.24
Electrical Components & Equipment	32,613	1.11	2.27	33,290	1.17	2.27
Health Care Supplies	31,528	1.07	2.20	30,295	1.06	2.07
Cable & Satellite	30,224	1.02	2.10	27,431	0.96	1.87
Drug Retail	29,588	1.00	2.06	29,698	1.04	2.03
Insurance Brokers	27,339	0.93	1.90	26,766	0.94	1.83
Alternative Carriers	27,129	0.92	1.89	18,204	0.64	1.24
Health Care Distributors	26,251	0.89	1.83	26,425	0.93	1.80
Data Processing & Outsourced Services	26,134	0.89	1.82	26,134	0.92	1.78
Property & Casualty Insurance	24,574	0.83	1.71	19,933	0.70	1.36
Broadline Retail	23,641	0.80	1.65	21,513	0.76	1.47
Industrial Machinery & Supplies & Components	23,482	0.80	1.64	24,957	0.88	1.70
Diversified Chemicals	22,786	0.77	1.59	22,772	0.80	1.55
Research & Consulting Services	22,599	0.77	1.57	29,943	1.05	2.04
Education Services	21,328	0.72	1.49	18,742	0.66	1.28
Hotels, Resorts & Cruise Lines	20,861	0.71	1.45	20,023	0.70	1.37
Airport Services	20,396	0.69	1.42	54,143	1.90	3.69
Casinos & Gaming	19,308	0.65	1.34	—	—	—
Real Estate Services	19,307	0.65	1.34	19,347	0.68	1.32
Air Freight & Logistics	16,361	0.55	1.14	16,411	0.58	1.12
Office Services & Supplies	16,172	0.55	1.13	26,753	0.94	1.83
Real Estate Development	15,245	0.52	1.06	16,098	0.57	1.10
Apparel Retail	14,473	0.49	1.01	16,600	0.58	1.13
Advertising	11,556	0.39	0.80	11,538	0.41	0.79
Oil & Gas Storage & Transportation	10,981	0.37	0.76	14,137	0.50	0.96
Metal, Glass & Plastic Containers	10,810	0.37	0.75	11,709	0.41	0.80
Movies & Entertainment	10,714	0.36	0.75	24,051	0.84	1.64
Oil & Gas Drilling	7,612	0.26	0.53	—	—	—
Broadcasting	4,353	0.15	0.30	—	—	—
Other Specialty Retail	3,433	0.12	0.24	—	—	—
Distributors	2,564	0.09	0.18	3,134	0.11	0.21
Home Furnishings	2,463	0.08	0.17	2,463	0.09	0.17
Housewares & Specialties	2,358	0.08	0.16	2,354	0.08	0.16
Diversified Real Estate Activities	1,503	0.05	0.10	—	—	—
Home Improvement Retail	767	0.03	0.05	2,528	0.09	0.17
Gold	—	—	—	18,665	0.66	1.27
Financial Exchanges & Data	—	—	—	8,066	0.28	0.55
Total	$2,949,092	100.00%	205.34%	$2,847,782	100.00%	194.28%
___________________

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

(1)This industry includes the Company's investments in the JVs and CLOs.
As of December 31, 2025 and September 30, 2025, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of December 31, 2025 and September 30, 2025, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of December 31, 2025. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of December 31, 2025, the revolving period of the SLF JV I Facility was scheduled to expire August 16, 2028 and the maturity date was August 21, 2028. As of December 31, 2025, borrowings under the SLF JV I Facility accrued interest at a rate equal to daily SOFR plus 1.40% per annum. As of December 31, 2025 and September 30, 2025, $251.5 million and $252.5 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of December 31, 2025 and September 30, 2025, SLF JV I had total assets of $410.0 million and $447.4 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 74 and 72 portfolio companies as of December 31, 2025 and September 30, 2025, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of December 31, 2025, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $120.9 million in aggregate, at fair value. As of September 30, 2025, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $124.6 million in aggregate, at fair value.
As of each of December 31, 2025 and September 30, 2025, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of December 31, 2025 and September 30, 2025, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Senior secured loans (1)	$394,812	$394,091
Weighted average interest rate on senior secured loans (2)	7.51%	8.09%
Number of borrowers in SLF JV I	74	72
Largest exposure to a single borrower (1)	$10,364	$10,390
Total of five largest loan exposures to borrowers (1)	$49,527	$49,629
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

SLF JV I Portfolio as of December 31, 2025

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	8.72%		10/31/2031		$8,157	$7,868	$7,769
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.72%		8/18/2030		10,364	10,302	10,027	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.43%	1.00%	7/1/2026		877	876	834	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.43%	1.00%	7/1/2026		5,212	5,199	4,951	(4)
Albaugh LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	3.75%	7.47%		4/6/2029		1,985	1,982	1,952
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.17%	8.00%	3/1/2029		1,427	1,426	1,427	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.17%		5/28/2032		5,162	5,123	5,084
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	3.25%	7.07%		12/6/2027		2,984	2,965	2,995
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.17%		2/15/2031		7,861	7,802	6,400
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	8.75%		12.63%	3/31/2026		204	204	205	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	8.75%		12.74%	3/31/2026		58	55	58	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		2,527	2,500	1,011	(4)(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		4,037	3,787	—	(4)(5)
Astro Acquisition LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.25%	7.12%		8/30/2032		4,369	4,358	4,409
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.82%		8/19/2028		7,676	7,543	7,694
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.07%		8/19/2028		1,945	1,889	1,951	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		1,722	1,711	1,506	(4)(5)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		6,193	6,136	5,417	(4)(5)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	3.75%	7.51%		12/18/2030		8,705	8,705	8,807
Blackhawk Network Holdings Inc	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	4.00%	7.67%		3/12/2029		7,920	7,920	7,968
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.50%	7.21%		8/29/2032		4,000	4,019	4,027
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.82%		7/30/2031		7,940	7,925	7,929
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,323	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		2,358	2,336	1,210	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,994	1,967	1,023	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		600	590	308	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		13	13	7	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,964	1,945	1,007	(5)
CFC USA 2025 LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.75%	7.74%		7/1/2032		5,848	5,790	5,709
Clear Channel Outdoor Holdings Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	7.83%		8/21/2028		5,479	5,489	5,500
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.92%		3/24/2031		2,481	2,481	2,487

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.22%		9/27/2029		$5,472	$5,404	$5,471	(4)
Darktrace Finco US LLC	Application Software	First Lien Term Loan	SOFR+	3.25%	7.19%		10/9/2031		3,990	3,970	4,010
Delek US Holdings Inc.	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.50%	7.32%		11/19/2029		3,731	3,728	3,739
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.75%	7.47%		7/9/2032		4,000	4,004	4,015
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.35%		8/2/2029		7,660	7,574	7,696
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.72%		4/26/2029		8,134	8,058	7,617	(4)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	8.67%		8/29/2031		5,410	5,337	3,963	(4)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	7.72%		9/15/2032		1,995	1,983	1,957
Flora Food Management US Corp.	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.75%	7.57%		1/3/2028		1,983	1,945	1,925
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	2.50%	6.24%		7/1/2031		6,930	6,901	6,944
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.50%	7.38%		9/20/2032		1,999	1,999	2,014
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.07%		4/9/2029		7,740	7,630	6,851	(4)
Howden Group Holdings Ltd	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.49%		4/18/2030		2,992	3,007	3,004
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.75%	7.59%		2/15/2029		8,755	8,713	8,832
Inmar Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.34%		10/30/2031		4,950	4,961	4,901
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	9.68%		3/25/2027		7,875	7,825	7,164	(4)
IVCE US LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	7.42%		12/12/2028		4,950	4,970	4,985
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.22%		8/15/2028		8,868	8,723	8,767
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	7.59%		7/23/2032		3,999	4,027	4,006
LABL, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	5.00%	8.94%		10/30/2028		5,226	5,135	3,347	(4)
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.50%	7.37%		12/2/2031		4,821	4,776	4,857
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.75%	7.47%		7/29/2029		9,875	9,784	9,948
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.59%		8/25/2031		9,368	9,101	9,323	(4)
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	7.93%		6/1/2028		1,985	1,937	1,807
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.72%		3/1/2029		7,811	7,645	7,234	(4)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.97%		6/17/2031		7,900	7,853	7,936
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	4.00%	7.72%		7/31/2031		3,890	3,895	3,867
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	7.42%		2/23/2029		3,900	3,806	3,808
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	7.69%		2/1/2028		778	777	723
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	7.62%		3/19/2032		7,960	7,880	7,880
Petco Health & Wellness Co Inc.	Other Specialty Retail	First Lien Term Loan	SOFR+	3.25%	7.18%		3/3/2028		3,778	3,712	3,745
Parexel International Corp	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	6.47%		12/9/2031		2,725	2,718	2,737
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	4.00%	7.73%		8/1/2032		7,867	7,806	7,845	(4)
Pluralsight, LLC	Application Software	Common Stock						514,789		1,719	—	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.82%	1.50%	8/22/2029		1,044	1,044	1,044	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		1,798	1,745	1,258	(4)(5)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Pretzel Parent Inc.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.22%		10/1/2031		$2,743	$2,729	$2,716
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.72%		4/5/2030		10,300	10,197	9,025	(4)
SCIL IV LLC	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	7.78%		10/29/2032		2,000	1,990	2,007
SCIH Salt Holdings Inc	Diversified Chemicals	First Lien Term Loan	SOFR+	2.75%	6.60%		1/31/2029		2,940	2,940	2,950
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.42%		12/16/2028		3,960	3,952	3,995
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.33%		6/30/2029		926	902	893
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.33%		6/30/2029		2,601	2,601	2,461
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	5.83%	5.00%	6/30/2029		1,544	1,544	1,374
SHO Holding I Corporation	Footwear	Common Stock						3,135		4,304	2,980
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.47%		5/12/2028		5,452	5,417	4,996
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.60%		9/4/2029		4,206	4,088	4,005	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.67%		9/27/2030		7,860	7,742	7,878	(4)
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.47%		3/15/2030		1,052	1,023	1,045
Tecta America Corp	Construction & Engineering	First Lien Term Loan	SOFR+	2.75%	6.47%		2/18/2032		4,975	4,986	5,000
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.34%		3/2/2030		4,965	4,981	4,996
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.42%		9/15/2028		7,406	7,406	7,132	(4)
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	7.82%		11/2/2027		3,880	3,824	3,811
Verde Purchaser, LLC	Trading Companies & Distributors	First Lien Term Loan	SOFR+	4.00%	7.67%		11/30/2030		4,962	4,978	4,969
ViaSat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.35%		5/30/2030		5,467	5,428	5,459
Weber-Stephen Products LLC	Household Appliances	First Lien Term Loan	SOFR+	3.75%	7.74%		10/1/2032		3,900	3,861	3,911
Wilsonart LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	7.92%		8/5/2031		5,472	5,381	5,314	(4)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.45%		10/26/2029		1,990	1,948	1,959	(4)
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.22%		2/14/2032		1,990	1,988	1,986
Total Portfolio Investments									$394,812	$404,402	$381,077
_______
(1) Represents the interest rate as of December 31, 2025. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2025, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65% and the 180-day SOFR at 3.57%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of December 31, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of December 31, 2025.
(5) This investment was on non-accrual status as of December 31, 2025.

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
______
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
(3) Represents the current determination of fair value as of December 31, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of September 30, 2025.
(5) This investment was on non-accrual status as of September 30, 2025.

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of December 31, 2025 and September 30, 2025. The Company earned interest income of $3.2 million and $3.4 million on the SLF JV I Notes for the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $8.3 million, respectively, as of December 31, 2025, and $54.8 million and $11.9 million, respectively, as of September 30, 2025. The Company earned $0.5 million and $0.7 million in dividend income for the three months ended December 31, 2025 and 2024, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2025 and September 30, 2025 and for the three months ended December 31, 2025 and 2024:

	December 31, 2025	September 30, 2025
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2025: $404,402; cost September 30, 2025: $403,332)	$381,077	$384,364
Cash and cash equivalents	14,721	58,556
Restricted cash	2,969	2,023
Other assets	11,230	2,456
Total assets	$409,997	$447,399

Senior credit facility payable	$251,500	$252,500
SLF JV I Notes payable at fair value (proceeds December 31, 2025: $128,750; proceeds September 30, 2025: $128,750)	128,750	128,750
Other liabilities	20,307	52,496
Total liabilities	$400,557	$433,746
Members' equity	9,440	13,653
Total liabilities and members' equity	$409,997	$447,399

	Three months ended December 31, 2025	Three months ended December 31, 2024
Selected Statements of Operations Information:
Interest income	$8,103	$8,266
Other income	4	6
Total investment income	8,107	8,272
Senior credit facility and secured borrowing interest expense	3,643	3,625
SLF JV I Notes interest expense	3,699	3,936
Other expenses	77	77
Total expenses (1)	7,419	7,638
Net investment income	688	634
Net unrealized appreciation (depreciation)	(4,357)	522
Net realized gains (losses)	53	(47)
Net income (loss)	$(3,616)	$1,109
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
During the three months ended December 31, 2025 and 2024, the Company did not sell any senior secured debt investments to SLF JV I.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of December 31, 2025 and September 30, 2025, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of December 31, 2025, had a revolving period end date and maturity date of August 16, 2028 and August 21, 2028, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of December 31, 2025, borrowings under the Glick JV Facility bore interest at a rate equal to daily SOFR plus 1.40% per annum. As of December 31, 2025 and September 30, 2025, $77.5 million and $80.5 million of borrowings were outstanding under the Glick JV Facility, respectively.
As of December 31, 2025 and September 30, 2025, the Glick JV had total assets of $191.6 million and $149.1 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 115 and 57 portfolio companies as of December 31, 2025 and September 30, 2025, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $43.9 million and $46.1 million in the aggregate at fair value as of December 31, 2025 and September 30, 2025, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of December 31, 2025 and September 30, 2025, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of December 31, 2025 and September 30, 2025, of which $73.5 million was from the Company. As of each of December 31, 2025 and September 30, 2025, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of December 31, 2025 and September 30, 2025, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Senior secured loans (1)	$132,206	$132,109
Weighted average current interest rate on senior secured loans (2)	7.40%	8.32%
Number of borrowers in the Glick JV	115	57
Largest loan exposure to a single borrower (1)	$4,088	$4,305
Total of five largest loan exposures to borrowers (1)	$15,912	$20,577
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of December 31, 2025

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.72%		8/18/2030		$1,546	$1,529	$1,496	(4)
Acosta Inc	Advertising	First Lien Term Loan	SOFR+	5.60%	9.22%		8/21/2031		847	837	834
Acrisure LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.00%	6.72%		11/6/2030		848	851	848
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.43%	1.00%	7/1/2026		439	438	417	(4)
ADB Companies, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	7.50%	10.43%	1.00%	7/1/2026		2,884	2,882	2,739	(4)
Albaugh LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	3.75%	7.47%		4/6/2029		548	548	539
Allied Universal Holdco LLC	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.97%		8/20/2032		1,546	1,555	1,556
Altice France SA	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	9.05%		10/30/2028		850	842	842
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.17%		5/28/2032		1,147	1,139	1,130
Amynta Agency Borrower Inc	Property & Casualty Insurance	First Lien Term Loan	SOFR+	2.75%	6.47%		12/29/2031		1,147	1,151	1,151
Ankura Consulting Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.50%	7.37%		12/29/2031		848	834	831
Apex Group Treasury Ltd	Diversified Financial Services	First Lien Term Loan	SOFR+	3.50%	7.39%		2/27/2032		1,147	1,087	1,084
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.17%		2/15/2031		549	544	447
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	8.75%		12.63%	3/31/2026		83	83	84	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	8.75%		12.74%	3/31/2026		123	69	123	(4)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		1,039	1,028	416	(4)(6)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		1,661	1,581	—	(4)(6)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.82%		8/19/2028		1,546	1,526	1,550
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.47%		2/15/2029		1,546	1,551	1,551
Avalara Inc	Application Software	First Lien Term Loan	SOFR+	2.75%	6.42%		3/26/2032		1,545	1,555	1,555
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		785	781	687	(4)(6)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		3,303	3,272	2,889	(4)(6)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	3.75%	7.51%		12/18/2030		$1,550	$1,550	$1,568
BCPE Grill Parent, Inc.	Restaurants	First Lien Term Loan	SOFR+	4.75%	8.47%		9/30/2030		848	795	790
BCPE North Star US Holdco 2 Inc	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	7.83%		6/9/2028		848	846	846
Beach Acquisition Bidco LLC	Footwear	First Lien Term Loan	SOFR+	3.25%	6.92%		9/12/2032		850	860	858
Blackfin Pipeline LLC	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.00%	6.75%		9/29/2032		850	853	853
Blackhawk Network Holdings Inc	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	4.00%	7.67%		3/12/2029		1,546	1,557	1,555
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.50%	7.21%		8/29/2032		850	854	856
Bowlmor AMF Corp	Leisure Facilities	First Lien Term Loan	SOFR+	3.25%	6.97%		9/16/2032		1,150	1,133	1,130
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.82%		7/30/2031		848	846	847
Broadstreet Partners Group LLC	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.47%		6/13/2031		1,147	1,152	1,153
Cengage Learning Holdings II Inc	Education Services	First Lien Term Loan	SOFR+	3.50%	7.32%		3/24/2031		848	851	852
Chromalloy Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.25%	7.23%		3/27/2031		848	855	854
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.92%		3/24/2031		850	850	852
Clydesdale Acquisition Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.18%	6.89%		4/13/2029		850	851	852
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.22%		9/27/2029		848	840	848	(4)
CoorsTek Inc	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.00%	6.86%		10/28/2032		849	859	858
Cotiviti, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.62%		3/26/2032		848	818	816
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	8.67%		10/13/2029		549	486	494
Culligan Holding Inc	Specialized Consumer Services	First Lien Term Loan	SOFR+	3.00%	6.87%		7/31/2028		1,546	1,551	1,551
Darktrace Finco US LLC	Application Software	First Lien Term Loan	SOFR+	3.25%	7.19%		10/9/2031		1,546	1,538	1,554
Dayforce Inc	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.00%	6.73%		8/20/2032		1,550	1,547	1,547
Delek US Holdings Inc.	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.50%	7.32%		11/19/2029		848	851	850
Dexko Global Inc	Auto Parts & Equipment	First Lien Term Loan	SOFR+	3.75%	7.58%		10/4/2028		848	844	843
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.75%	7.47%		7/9/2032		850	856	853
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.35%		8/2/2029		1,509	1,505	1,516
Disco Parent Inc	Application Software	First Lien Term Loan	SOFR+	3.25%	7.07%		8/6/2032		1,550	1,562	1,562
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.72%		4/26/2029		1,550	1,536	1,451	(4)
Edelman Financial Engines Center LLC/The	Asset Management & Custody Banks	First Lien Term Loan	SOFR+	3.00%	6.72%		4/7/2028		848	853	853
Eisner Advisory Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.72%		2/28/2031		848	856	855
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	7.72%		9/15/2032		1,505	1,496	1,476
Five Star Lower Holding LLC	Food Retail	First Lien Term Loan	SOFR+	4.25%	7.99%		5/5/2029		848	847	847
Flynn Restaurant Group LP	Restaurants	First Lien Term Loan	SOFR+	3.75%	7.47%		1/28/2032		1,546	1,557	1,554

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Freeport LNG Investments LLLP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.00%	7.15%		11/16/2026		$1,550	$1,561	$1,556
Garda World Security Corp.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.00%	6.75%		2/1/2029		1,150	1,160	1,156
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.50%	7.38%		9/20/2032		1,508	1,508	1,519
Gryphon Acquire NewCo LLC	Semiconductors	First Lien Term Loan	SOFR+	3.00%	6.88%		9/13/2032		1,550	1,563	1,562
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.07%		4/9/2029		848	836	750	(4)
Howden Group Holdings Ltd	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.49%		4/18/2030		850	854	853
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.75%	7.59%		2/15/2029		1,546	1,544	1,560
Ineos AG	Commodity Chemicals	First Lien Term Loan	SOFR+	3.25%	6.97%		2/18/2030		549	442	447
Instructure Holdings Inc	Application Software	First Lien Term Loan	SOFR+	2.75%	6.44%		11/13/2031		1,147	1,150	1,150
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	9.68%		3/25/2027		1,526	1,516	1,388	(4)
Iridium Communications Inc	Alternative Carriers	First Lien Term Loan	SOFR+	2.25%	5.97%		9/20/2030		850	832	830
IVCE US LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	7.42%		12/12/2028		1,546	1,561	1,557
Kaseya Inc	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.72%		3/20/2032		1,546	1,549	1,549
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.22%		8/15/2028		850	834	840
Kenan Advantage Group, Inc.	Cargo Ground Transportation	First Lien Term Loan	SOFR+	3.25%	6.97%		1/25/2029		848	842	842
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	7.59%		7/23/2032		1,502	1,512	1,504
KUEHG Corp	Education Services	First Lien Term Loan	SOFR+	2.75%	6.42%		6/12/2030		1,546	1,505	1,505
Lackawanna Energy Center LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.00%	6.78%		8/5/2032		1,129	1,141	1,139
Level 3 Communications Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.25%	6.97%		3/29/2032		849	854	854
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.50%	7.37%		12/2/2031		848	840	854
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.75%	7.47%		7/29/2029		848	840	854
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.59%		8/25/2031		850	826	846	(4)
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	7.93%		6/1/2028		848	827	772
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.72%		3/1/2029		549	548	508	(4)
McGraw-Hill Education Inc	Publishing	First Lien Term Loan	SOFR+	2.75%	6.47%		8/6/2031		845	853	853
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.97%		6/17/2031		1,546	1,536	1,553
MRP Buyer LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.25%	6.92%		6/4/2032		58	57	57	(5)
MRP Buyer LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.25%	6.92%		6/4/2032		752	749	748
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	4.00%	7.72%		7/31/2031		1,546	1,538	1,537
Nielsen Holdings Ltd	Interactive Media & Services	First Lien Term Loan	SOFR+	5.00%	9.01%		4/11/2029		1,150	1,139	1,140
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	7.42%		2/23/2029		750	732	732
Parexel International Corp	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	6.47%		12/9/2031		1,150	1,149	1,155

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	7.62%		3/19/2032		$848	$842	$839
Petco Health & Wellness Co Inc.	Other Specialty Retail	First Lien Term Loan	SOFR+	3.25%	7.18%		3/3/2028		823	816	816
Ping Identity Holding Corp.	Systems Software	First Lien Term Loan	SOFR+	2.75%	6.59%		10/31/2032		1,400	1,407	1,405
Pluralsight, LLC	Application Software	Common Stock						330,904		1,105	—	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.82%	1.50%	8/22/2029		671	671	671	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		1,156	1,122	809	(4)(6)
PointClickCare Technologies Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		11/3/2031		848	853	851
Pretzel Parent, Inc.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.22%		10/1/2031		1,696	1,684	1,679
ProAmpac LLC	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	7.90%		9/15/2028		1,147	1,151	1,151
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.72%		4/5/2030		549	547	481	(4)
RH	Homefurnishing Retail	First Lien Term Loan	SOFR+	3.35%	7.07%		10/20/2028		848	843	844
Sandisk Corp/DE	Technology Hardware, Storage & Peripherals	First Lien Term Loan	SOFR+	3.00%	6.86%		2/20/2032		614	619	618
SCIH Salt Holdings Inc	Diversified Chemicals	First Lien Term Loan	SOFR+	2.75%	6.60%		1/31/2029		1,470	1,470	1,475
SCIL IV LLC	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	7.78%		10/29/2032		850	846	853
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.42%		12/16/2028		848	857	855
Shearers Foods LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	2.75%	6.47%		2/12/2031		848	850	849
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.33%		6/30/2029		688	670	664
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.33%		6/30/2029		1,933	1,933	1,828
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	5.83%	5.00%	6/30/2029		1,147	1,147	1,021
SHO Holding I Corporation	Footwear	Common Stock						2,330		3,200	2,215
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.47%		5/12/2028		848	839	777
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.60%		9/4/2029		850	826	809	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.67%		9/27/2030		1,546	1,523	1,550	(4)
Stonepeak Bayou Holdings LP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	2.75%	6.42%		9/24/2032		550	506	499
STS Operating Inc	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.00%	7.82%		3/25/2031		848	849	849
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.47%		3/15/2030		731	712	726
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.34%		3/2/2030		848	853	853
Touchdown Acquirer Inc	Commodity Chemicals	First Lien Term Loan	SOFR+	2.75%	6.57%		2/21/2031		1,147	1,154	1,152
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.42%		9/15/2028		549	549	528	(4)
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	7.82%		11/2/2027		549	541	539
Ultimate Software (UKG Inc)	Application Software	First Lien Term Loan	SOFR+	3.50%	6.34%		2/10/2031		1,545	1,549	1,550
Univision Communications Inc	Broadcasting	First Lien Term Loan	SOFR+	4.25%	7.92%		6/24/2029		848	853	850

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.83%		6/20/2028		$848	$802	$801
Viasat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.35%		5/30/2030		1,147	1,138	1,145
WideOpenWest Inc	Cable & Satellite	First Lien Term Loan	SOFR+	3.00%	7.17%		12/11/2028		549	499	501
Windstream Holdings Inc	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	4.75%	8.57%		10/1/2031		550	555	553
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.45%		10/26/2029		848	826	835	(4)
xAI Corp.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.12%		6/28/2030		848	837	839
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.47%		9/28/2029		848	841	841
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	6.97%		11/26/2031		848	842	843
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.22%		2/14/2032		1,501	1,499	1,498
Total Portfolio Investments									$132,206	$135,562	$129,595
__________
(1) Represents the interest rate as of December 31, 2025. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2025, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65% and the 180-day SOFR at 3.57%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of December 31, 2025 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of December 31, 2025.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of December 31, 2025.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.26%		8/19/2028		$3,117	$3,058	$3,127
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.51%		8/19/2028		975	944	979	(4)
Aurora Lux Finco S.À.R.L.	Airport Services	First Lien Term Loan	SOFR+	6.00%	10.10%		12/24/2026		3,854	3,838	3,854	(4)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		785	781	688	(4)(5)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		3,303	3,272	2,893	(4)(5)
Bausch + Lomb Corp.	Health Care Supplies	First Lien Term Loan	SOFR+	4.25%	8.41%		12/18/2030		3,529	3,487	3,535
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.50%	7.70%		8/29/2032		1,500	1,508	1,506
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.20%		7/30/2031		2,985	2,978	2,984
CFC Group (CFC USA 2025 LLC)	Insurance Brokers	First Lien Term Loan	SOFR+	3.75%	8.04%		7/1/2032		2,152	2,130	2,061
Clear Channel Outdoor Holdings Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	8.28%		8/21/2028		1,469	1,475	1,474
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.25%		3/24/2031		1,194	1,194	1,200
Connect Finco S.À.R.L.	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.66%		9/27/2029		1,995	1,977	1,974
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.75%	7.91%		7/9/2032		1,500	1,511	1,507
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.82%		8/2/2029		4,132	4,113	4,144
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/26/2029		3,508	3,473	3,135	(4)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031		2,015	1,985	1,959	(4)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.04%		9/15/2032		1,505	1,496	1,500
Flora Food Management US Corp.	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.75%	8.03%		1/3/2028		1,501	1,467	1,452
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	2.50%	6.65%		7/1/2031		2,978	2,964	2,984
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.50%	7.63%		9/20/2032		1,505	1,508	1,507
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.51%		4/9/2029		3,880	3,821	3,487	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.75%	7.92%		2/15/2029		4,305	4,277	4,321
Inmar Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.66%		10/30/2031		1,985	1,990	1,986
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.01%		3/25/2027		2,000	1,985	1,833	(4)
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.66%		8/15/2028		3,542	3,471	3,555
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.07%		7/23/2032		1,501	1,513	1,505
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.26%		10/30/2028		1,982	1,930	1,633	(4)
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.50%	7.66%		12/2/2031		1,210	1,198	1,213
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.75%	7.91%		7/29/2029		3,960	3,921	4,000
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.06%		8/25/2031		3,747	3,635	3,727	(4)
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	8.26%		6/1/2028		1,501	1,464	1,468
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.22%		3/1/2029		1,985	1,983	1,902	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.41%		6/17/2031		$3,465	$3,445	$3,466
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	7.80%		2/23/2029		750	731	733
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.01%		2/1/2028		389	389	329
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	4.00%	8.14%		8/1/2032		2,949	2,921	2,908
Pluralsight, LLC	Application Software	Common Stock						330,904		1,105	616	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029		670	670	670	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.70%	8/22/2029		1,122	1,122	1,122	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/5/2030		2,449	2,443	2,129	(4)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.00%	7.20%		1/31/2029		1,470	1,470	1,473
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.78%		6/30/2029		690	664	666
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.78%		6/30/2029		1,938	1,938	1,833
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	6.43%	5.00%	6/30/2029		1,135	1,135	1,011
SHO Holding I Corporation	Footwear	Common Stock						2,041		3,194	1,940
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.91%		5/12/2028		1,995	1,973	1,700
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.05%		9/4/2029		1,514	1,468	1,439	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.00%		9/27/2030		3,940	3,881	3,945	(4)
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.91%		3/15/2030		912	886	907
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	7.75%		9/15/2028		2,475	2,475	2,435
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	8.26%		11/2/2027		748	736	736
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.28%		6/20/2028		1,501	1,459	1,437
Viasat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.75%		5/30/2030		2,000	1,983	1,973
Wilsonart LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.25%		8/5/2031		2,000	1,980	1,940
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.96%		10/26/2029		1,995	1,939	1,960	(4)
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.66%		2/14/2032		1,505	1,503	1,497
Total Portfolio Investments									$132,109	$135,083	$128,651
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $53.5 million and $43.9 million, respectively, as of December 31, 2025. The cost and fair value of the Company's aggregate investment in the Glick JV was $53.1 million and $46.1 million, respectively, as of September 30, 2025. For each of the three months ended December 31,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

2025 and 2024, the Company's investment in the Glick JV Notes earned interest income of $1.7 million. The Company did not earn dividend income for the three months ended December 31, 2025 and 2024 with respect to its investment in the LLC equity interest of the Glick JV. As of December 31, 2025, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of December 31, 2025 and September 30, 2025 and for the three months ended December 31, 2025 and 2024:

	December 31, 2025	September 30, 2025
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2025: $135,562; cost September 30, 2025: $135,083)	$129,595	$128,651
Cash and cash equivalents	34,048	18,752
Restricted cash	876	650
Receivables from unsettled transactions	26,059	—
Other assets	1,058	1,070
Total assets	$191,636	$149,123

Senior credit facility payable	$77,500	$80,500
Glick JV Notes payable at fair value (proceeds December 31, 2025: $66,685; proceeds September 30, 2025: $66,685)	50,170	52,640
Payables from unsettled transactions	62,024	14,002
Other liabilities	1,942	1,981
Total liabilities	$191,636	$149,123
Members' equity	—	—
Total liabilities and members' equity	$191,636	$149,123

	Three months ended December 31, 2025	Three months ended December 31, 2024
Selected Statements of Operations Information:
Interest income	$2,687	$3,198
Fee income	3	4
Total investment income	2,690	3,202
Senior credit facility and secured borrowing interest expense	1,196	1,425
Glick JV Notes interest expense	1,490	1,613
Other expenses	37	41
Total expenses (1)	2,723	3,079
Net investment income	(33)	123
Net unrealized appreciation (depreciation)	2,938	(338)
Realized gain (loss)	(2,905)	215
Net income (loss)	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the three months ended December 31, 2025 and 2024, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three months ended December 31, 2025 and 2024, the Company recorded total fee income of $3.0 million and $1.7 million, respectively, of which less than $0.1 million and $0.2 million, respectively, was recurring in nature.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2025 and 2024:

(Share amounts in thousands)	Three months ended December 31, 2025	Three months ended December 31, 2024
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$5,608	$7,239
Weighted average common shares outstanding — basic and diluted	88,086	82,245
Earnings (loss) per common share — basic and diluted	$0.06	$0.09
Changes in Net Assets

The following table presents the changes in net assets for the three months ended December 31, 2025:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2025	88,086	$881	$2,350,075	$(885,143)	$1,465,813
Net investment income	—	—	—	36,703	36,703
Net unrealized appreciation (depreciation)	—	—	—	(32,418)	(32,418)
Net realized gains (losses)	—	—	—	1,342	1,342
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(19)	(19)
Distributions to stockholders	—	—	—	(35,234)	(35,234)
Issuance of common stock under dividend reinvestment plan	89	1	1,136	—	1,137
Repurchase of common stock under dividend reinvestment plan	(89)	(1)	(1,136)	—	(1,137)
Balance as of December 31, 2025	88,086	$881	$2,350,075	$(914,769)	$1,436,187

The following table presents the changes in net assets for the three months ended December 31, 2024:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2024	82,245	$822	$2,264,449	$(777,460)	$1,487,811
Net investment income	—	—	—	44,302	44,302
Net unrealized appreciation (depreciation)	—	—	—	(19,614)	(19,614)
Net realized gains (losses)	—	—	—	(17,310)	(17,310)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(139)	(139)
Distributions to stockholders	—	—	—	(45,235)	(45,235)
Issuance of common stock under dividend reinvestment plan	95	1	1,454	—	1,455
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,454)	—	(1,455)
Balance as of December 31, 2024	82,245	$822	$2,264,449	$(815,456)	$1,449,815

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

For income tax purposes, the Company has reported its distributions for the 2025 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2025 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2025 and 2024:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2025	December 15, 2025	December 31, 2025	$0.40	$34.1	million	89,143	(1)	$1.1	million
Total for the three months ended December 31, 2025				$0.40	$34.1	million	89,143		$1.1	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	$0.55	$43.8	million	94,970	(1)	$1.5	million
Total for the three months ended December 31, 2024				$0.55	$43.8	million	94,970		$1.5	million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Issuances
During the three months ended December 31, 2025, the Company did not issue any shares of common stock as part of the DRIP.
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
In connection with the "at the market" offering, the Company did not issue and sell any shares of common stock during the three months ended December 31, 2025 and December 31, 2024.
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

As of December 31, 2025, the size of the Syndicated Facility was $1.16 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.50 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of December 31, 2025, (i) the period during which the Company may make drawings will expire on April 8, 2029 and the maturity date is April 8, 2030 and (ii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at the Company’s option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of December 31, 2025, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of December 31, 2025 and September 30, 2025, the Company had $665.0 million and $545.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $665.0 million and $545.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 5.945% and 6.841% for the three months ended December 31, 2025 and 2024, respectively. For the three months ended December 31, 2025 and 2024, the Company recorded interest expense (inclusive of fees) of $10.3 million and $9.5 million, respectively, related to the Syndicated Facility.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2025, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2025, the Company did not repurchase any of the 2029 Notes in the open market.
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
Interest on the 2030 Notes is paid semi-annually on February 27 and August 27 at a rate of 6.340% per annum. The 2030 Notes mature on February 27, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2030 Notes can require the Company to repurchase the 2030 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2030 Notes Indenture. The 2030 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2025, the Company did not repurchase any of the 2030 Notes in the open market.
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
The below table presents the components of the carrying value of the 2027 Notes, the 2029 Notes and the 2030 Notes as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025			As of September 30, 2025
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2027 Notes	2029 Notes	2030 Notes
Principal	$350.0	$300.0	$300.0	$350.0	$300.0	$300.0
Unamortized financing costs	(0.8)	(2.1)	(3.1)	(1.0)	(2.2)	(3.3)
Unaccreted discount	(0.2)	(2.0)	—	(0.2)	(2.1)	—
Interest rate swap fair value adjustment	(9.0)	4.8	7.5	(12.2)	4.8	8.1
Net carrying value	$340.0	$300.7	$304.4	$336.6	$300.5	$304.8
Fair Value	$342.5	$309.2	$303.7	$339.8	$314.5	$301.1
The below table presents the components of interest and other debt expenses related to the 2027 Notes, the 2029 Notes and the 2030 Notes for the three months ended December 31, 2025:

($ in millions)	2027 Notes	2029 Notes	2030 Notes
Coupon interest	$2.4	$5.3	$4.7
Amortization of financing costs and discount	0.2	0.3	0.2
Effect of interest rate swap	2.9	0.2	0.1
Total interest expense	$5.5	$5.8	$5.0
Coupon interest rate (net of effect of interest rate swaps)	5.936%	7.161%	6.325%
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2025 and 2024.

	Three months ended December 31, 2025	Three months ended December 31, 2024
Net increase (decrease) in net assets resulting from operations	$5,608	$7,239
Net unrealized (appreciation) depreciation	32,418	19,614
Book/tax difference due to capital losses suspended (utilized)	(473)	12,293
Other book/tax differences	(3,682)	10,891
Taxable/Distributable Income (1)	$33,871	$50,037
 __________
(1) The Company's taxable income for the three months ended December 31, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2026. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2025, $6.4 million of deferred tax assets would not more likely than not be realized in future periods.
For the three months ended December 31, 2025, the Company recognized an expense for income tax related to net investment income of less than $0.1 million, which was composed of current income tax expense. The Company also recognized an expense for income tax related to realized and unrealized gains (losses) of less than $0.1 million, which was composed of deferred income tax expense. For the three months ended December 31, 2024, the Company recognized an expense for income tax related to net investment income of $0.3 million and an expense for income tax related to realized and unrealized gains (losses) of $0.1 million, which was composed primarily of a current income tax expense.
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
During the three months ended December 31, 2025, the Company recorded an aggregate net realized gain of $1.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$1.2
Other, net	0.1
Total, net	$1.3
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
During the three months ended December 31, 2025 and 2024, the Company recorded net unrealized depreciation of $32.4 million and $19.6 million, respectively. For the three months ended December 31, 2025, this consisted of $17.7 million of net unrealized depreciation on debt investments and $15.4 million of net unrealized depreciation on equity investments, partially offset by $0.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of net unrealized appreciation of foreign currency cash and forward contracts. For the three months ended December 31, 2024, this consisted of $24.3 million of net unrealized depreciation on debt investments and $17.8 million of net unrealized depreciation on equity investments, partially offset by $10.5 million of net unrealized appreciation of foreign currency forward contracts and $12.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 10. Related Party Transactions

As of December 31, 2025 and September 30, 2025, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.7 million and $12.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three months ended December 31, 2025 and 2024, the base management fee incurred under the Investment Advisory Agreement was $7.5 million and $7.4 million (net of waiver), respectively.
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

Effective October 1, 2025, under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

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

For the three months ended December 31, 2025 and 2024, the Part I incentive fee incurred under the Investment Advisory Agreement was $1.2 million and $1.5 million (net of waiver), respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of December 31, 2025, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the three months ended December 31, 2025 and 2024, the Company did not incur any capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2025 and 2024, there were no accrued capital gains incentive fees. As of December 31, 2025, the total accrued capital gains incentive fee liability was zero.

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
For the three months ended December 31, 2025 and 2024, the Company accrued administrative expenses of $0.7 million and $0.5 million, respectively, including $0.1 million and $0.1 million of general and administrative expenses, respectively.
As of December 31, 2025 and September 30, 2025, $1.7 million and $1.6 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2025	Three months ended December 31, 2024
Net asset value per share at beginning of period	$16.64	$18.09
Net investment income (1)	0.42	0.54
Net unrealized appreciation (depreciation) (1)(7)	(0.38)	(0.24)
Net realized gains (losses) (1)	0.02	(0.21)
Distributions of net investment income to stockholders	(0.40)	(0.55)
Net asset value per share at end of period	$16.30	$17.63
Per share market value at beginning of period	$13.05	$16.31
Per share market value at end of period	$12.74	$15.28
Total return (2)	0.69%	(2.95)%
Common shares outstanding at beginning of period	88,086	82,245
Common shares outstanding at end of period	88,086	82,245
Net assets at beginning of period	$1,465,813	$1,487,811
Net assets at end of period	$1,436,187	$1,449,815
Average net assets (3)	$1,462,167	$1,483,643
Ratio of net investment income to average net assets (3)(6)	9.96%	11.85%
Ratio of total expenses to average net assets (3)(6)	10.41%	13.16%
Ratio of net expenses to average net assets (3)(6)	10.41%	11.25%
Ratio of portfolio turnover to average investments at fair value	6.27%	6.89%
Weighted average outstanding debt (4)	$1,554,457	$1,697,500
Average debt per share (1)	$17.65	$20.64
Asset coverage ratio at end of period (5)	188.62%	187.89%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,615.0 million and $1,612.9 million as of December 31, 2025 and 2024, respectively.
(6)	Interim periods are annualized.
(7)	The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three months ended December 31, 2025 and 2024 as it includes the effect of the timing of equity issuances.
Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into International Swaps and Derivatives Association, Inc. Master Agreements (the "ISDA Master Agreements") with its derivative counterparties, BNP Paribas, ING Capital Markets LLC, JPMorgan Chase Bank, N.A, Royal Bank of Canada and Wells Fargo Bank, N.A. The ISDA Master Agreements permit a single net payment, with each counterparty, in the event of a default or similar event. As of December 31, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparties with respect to the Company's forward currency contracts.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025.

Description	Notional Amount to be Purchased		Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		$179,959		€151,845	3/12/2026	$1,054	$—	Derivative asset
Foreign currency forward contract		€4,600		$5,398	3/12/2026	21	—	Derivative asset
Foreign currency forward contract		$5,331	C$	7,312	3/12/2026	—	19	Derivative asset
Foreign currency forward contract		$154	C$	214	3/12/2026	—	3	Derivative asset
Foreign currency forward contract		$5,450		¥785,888	3/12/2026	406	—	Derivative asset
Foreign currency forward contract		$149		¥22,881	3/12/2026	2	—	Derivative asset
Foreign currency forward contract		$8,520	kr	79,280	3/12/2026	—	110	Derivative asset
Foreign currency forward contract		$277	kr	2,531	3/12/2026	2	—	Derivative asset
Foreign currency forward contract	kr	1,939		$211	3/12/2026	—	—	Derivative asset
Foreign currency forward contract		$62,748		£47,159	3/12/2026	—	672	Derivative asset
Foreign currency forward contract		$1,757		£1,314	3/12/2026	—	10	Derivative asset
						$1,485	$814
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$173,478		€146,324	3/12/2026	$55	$—	Derivative asset
Foreign currency forward contract	$5,427	C$	7,442	3/12/2026	40	—	Derivative asset
Foreign currency forward contract	$5,450		¥785,888	3/12/2026	46	—	Derivative asset
Foreign currency forward contract	$8,976	kr	83,244	12/11/2025	86	—	Derivative asset
Foreign currency forward contract	$37,547		£27,697	12/11/2025	256	—	Derivative asset
Foreign currency forward contract	$8,868		£6,534	12/11/2025	70	—	Derivative asset
					$553	$—
In connection with the issuance of the 2027 Notes, 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada and BNP Paribas pursuant to ISDA Master Agreements. As of December 31, 2025 and September 30, 2025, the Company paid $15.6 million and $15.6 million, respectively, to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$9,048	Derivative liability
Interest rate swap	300,000	2/15/2029	4,784	—	Derivative liability
Interest rate swap	300,000	2/27/2030	7,502	—	Derivative asset
			$12,286	$9,048

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Certain information related to the Company’s interest rate swap is presented below as of September 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$12,150	Derivative liability
Interest rate swap	300,000	2/15/2029	4,821	—	Derivative liability
Interest rate swap	300,000	2/27/2030	8,160	—	Derivative asset
			$12,981	$12,150

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2025, the Company's off-balance sheet arrangements consisted of $274.5 million of unfunded commitments, which was composed of $247.3 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. All of the $274.5 million of unfunded commitments can be drawn immediately. As of September 30, 2025, the Company's off-balance sheet arrangements consisted of $286.0 million of unfunded commitments, which was comprised of $258.9 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $258.9 million, approximately $246.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of December 31, 2025 and September 30, 2025 is shown in the table below:

	December 31, 2025	September 30, 2025
107-109 Beech OAK22 LLC	$14,496	$13,567
OCSI Glick JV LLC	13,998	13,998
PPW Aero Buyer, Inc.	13,492	13,574
Senior Loan Fund JV I, LLC	13,125	13,125
EMPIRE BIDCO AB	10,609	10,609
Truck-Lite Co., LLC	9,593	10,259
Spruce Bidco I Inc.	9,271	9,271
Pluralsight, LLC	8,688	8,688
Poseidon Midco AB	8,453	8,144
Enverus Holdings, Inc.	8,433	2,140
Integrity Marketing Acquisition, LLC	8,231	8,870
Pike Corporation	7,289	—
Monotype Imaging Holdings Inc.	7,176	7,176
Next Holdco, LLC	7,051	7,051
Creek Parent, Inc.	6,855	6,855
PetVet Care Centers, LLC	6,179	13,732
Draken International, LLC	5,873	5,873
AVSC Holding Corp.	5,490	5,539
Sorenson Communications, LLC	5,409	5,409
Kings Buyer, LLC	5,267	5,821
Everbridge, Inc.	5,043	5,043
ASP Integrity Acquisition Co LLC	4,601	5,042
PAI Financing Merger Sub LLC	4,466	5,210
TBRS, Inc.	4,337	4,209

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	December 31, 2025	September 30, 2025
Digital.AI Software Holdings, Inc.	$4,231	$5,238
Bayou Intermediate II, LLC	4,084	5,509
Mindbody, Inc.	4,027	4,027
Inventus Power, Inc.	3,792	2,907
MRI Software LLC	3,638	4,092
eShipping, LLC	3,424	—
WP CPP Holdings, LLC	3,272	3,272
F&M Buyer LLC	3,212	3,212
Premium Parent, LLC	3,021	—
Spanx, LLC	2,679	2,267
Grand River Aseptic Manufacturing, Inc.	2,594	2,594
Whitney Merger Sub, Inc.	2,388	2,388
Kite Midco II Inc.	2,374	2,374
Crewline Buyer, Inc.	2,180	2,180
Nellson Nutraceutical, LLC	2,090	2,241
Coupa Holdings, LLC	2,075	2,075
Berner Food & Beverage, LLC	1,998	1,998
LDS Buyer, LLC	1,908	1,908
Legends Hospitality Holding Company, LLC	1,878	2,909
Icefall Parent, Inc.	1,765	1,765
Protein For Pets Opco, LLC	1,694	1,545
Optimizely North America Inc.	1,694	1,694
Evergreen IX Borrower 2023, LLC	1,626	1,626
Bamboo IDE8 Insurance Services, LLC	1,577	—
Galileo Parent, Inc.	1,527	1,596
USIC Holdings, Inc.	1,463	1,812
iCIMs, Inc.	1,440	1,545
Sierra Enterprises, LLC	1,424	1,424
Centralsquare Technologies, LLC	1,404	1,404
Lightbox Intermediate, L.P.	1,237	1,268
Dialyze Holdings, LLC	1,232	1,232
MHE Intermediate Holdings, LLC	1,071	1,071
LSL Holdco, LLC	1,060	848
Grove Hotel Parcel Owner, LLC	881	1,762
CIELO BIDCO LIMITED	788	1,555
Telestream 2 LLC	745	745
Jeppesen Holdings, LLC	726	—
Minotaur Acquisition, Inc.	706	1,882
Silk Holdings III LLC	646	—
MRO Florida, Inc.	605	—
All Web Leads, Inc.	360	360
ASP-R-PAC Acquisition Co LLC	243	287
SIO2 Medical Products, Inc.	238	238
Eyesouth Eye Care Holdco LLC	7	2,817
BAART Programs, Inc.	6	—
BioXcel Therapeutics, Inc.	—	7,506
SumUp Holdings Luxembourg	—	5,101
Verona Pharma, Inc.	—	4,568
Total	$274,455	$286,047

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2025, except as discussed below.
Distribution Declaration
On January 26, 2026, the Company’s Board of Directors declared a quarterly distribution of $0.40 per share, payable in cash on March 31, 2026 to stockholders of record on March 16, 2026.

Oaktree Specialty Lending Corporation                    Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2025
(unaudited)

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2025	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2025	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	25,889	—	—	25,889	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						1,254,990		—	—	3,671	63	(1,883)	1,851	0.1%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	10,466	—	(1,336)	9,130	0.6%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		6,967	—	—	5,351	163	(163)	5,351	0.4%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,779	—	—	—	—	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.74%		10/20/2028		58,349	—	1,650	46,060	347	(2,487)	43,920	3.1%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.24%		12/29/2028		112,656	—	3,236	112,656	—	—	112,656	7.8%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	525	11,946	—	(3,684)	8,262	0.6%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,872	—	—	1,130	—	(210)	920	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		20,806	—	7	6,074	—	(1,133)	4,941	0.3%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		4,124	—	(1)	1,204	—	(224)	980	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,859	—	—	543	—	(102)	441	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,808	—	—	528	—	(99)	429	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		867	—	—	842	25	—	867	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		850	—	—	825	25	—	850	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		822	—	—	563	264	(5)	822	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		560	—	6	—	565	(5)	560	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	—	—	—	—	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$226,319	$—	$5,423	$227,748	$1,452	$(11,331)	$217,869	15.2%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	7.77%		9/29/2026		$1,653	$—	$41	$1,650	$8	$(76)	$1,582	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	8.77%		3/29/2027		3,711	—	101	3,533	15	(15)	3,533	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		4,014	—	1	3,347	71	15	3,433	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	7.77%		3/30/2026		1,440	—	37	1,386	7	(7)	1,386	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	1,622	—	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	1,496	—	—	1,496	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,343	10	—	3,438	—	(133)	3,305	0.2%

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2025	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2025	% of Total Net Assets
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		$—	$42	$—	$14,197	$—	$(14,197)	$—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		11,218	—	75	—	11,340	—	11,340	0.8%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		10,843	—	—	—	5,388	(3,133)	2,255	0.2%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	10.19%		6/7/2028		17,123	—	447	17,123	—	—	17,123	1.2%
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	8.25%			6/7/2028		—	—	11	—	7	(7)	—	—%
Telestream 2 LLC	Application Software	Common Stock						744,491		—	—	7,207	—	(15)	7,192	0.5%
Thrasio, LLC	Application Software	First Lien Term Loan	SOFR+	10.00%		13.84%	6/18/2029		7,584	—	278	—	7,584	—	7,584	0.5%
Thrasio, LLC	Application Software	First Lien Term Loan	SOFR+	10.00%			6/18/2029		23,271	—	—	—	16,057	—	16,057	1.1%
Thrasio, LLC	Application Software	Common Stock						321,058		—	—	—	—	—	—	—%
Total Affiliate Investments									$86,200	$52	$991	$54,999	$40,477	$(17,568)	$77,908	5.4%
Total Control & Affiliate Investments									$312,519	$52	$6,414	$282,747	$41,929	$(28,899)	$295,777	20.6%

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2024.
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2025 and elsewhere in this quarterly report on Form 10-Q.
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

Business Environment and Developments

Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. Various macroeconomic headwinds remain, including current geopolitical conflicts, signs of an economic slowdown outside the United States, persistent inflation, threats of additional tariffs and a trade war and ongoing technology disruption. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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

Critical Accounting Estimates
Fair Value Measurements
Oaktree, as the valuation designee of our Board of Directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets, including unfunded commitments, on at least a quarterly basis in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
The fair value of our investments as of December 31, 2025 and September 30, 2025 was determined by Oaktree, as the Board of Directors' valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of December 31, 2025, 99.8% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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
As of December 31, 2025, we held $2,949.1 million of investments at fair value, up from $2,847.8 million held at September 30, 2025, primarily driven by purchases of investments during the three months ended December 31, 2025. As of

December 31, 2025 and September 30, 2025, approximately 95.2% and 94.8%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2025, there were eleven investments on non-accrual status that in the aggregate represented 6.5% and 3.1% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there were ten investments on non-accrual status that in aggregate represented 6.5% and 3.0% of total debt investments at cost and fair value, respectively.
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

During the three months ended December 31, 2025, we originated $316.6 million of investment commitments in 28 new and 13 existing portfolio companies and funded $313.8 million of investments.
During the three months ended December 31, 2025, we received $178.5 million of proceeds from prepayments, exits, other paydowns and sales and exited 4 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2025	September 30, 2025
Cost:
Senior secured debt	83.26%	83.11%
Debt investments in the JVs	5.18	5.39
Common equity and warrants	4.34	4.53
Subordinated debt	3.41	2.96
Preferred equity	2.10	2.23
LLC equity interests of the JVs	1.71	1.78
Total	100.00%	100.00%

	December 31, 2025	September 30, 2025
Fair value:
Senior secured debt	86.38%	85.88%
Debt investments in the JVs	5.31	5.57
Subordinated debt	3.68	3.18
Preferred equity	2.42	2.53
Common equity and warrants	1.93	2.42
LLC equity interests of the JVs	0.28	0.42
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2025	September 30, 2025
Cost:
Application Software	17.10%	17.64%
Multi-Sector Holdings (1)	7.79	7.68
Health Care Services	5.60	5.21
Aerospace & Defense	4.89	4.26
Interactive Media & Services	4.18	4.23
Health Care Technology	3.43	2.47
Pharmaceuticals	3.13	3.74
Health Care Equipment	2.82	2.95
Specialized Consumer Services	2.61	2.68
Metal, Glass & Plastic Containers	2.19	2.26
Specialized Finance	2.13	2.20
Life Sciences Tools & Services	2.12	2.39
Diversified Financial Services	1.89	1.40
Diversified Support Services	1.87	1.56
Soft Drinks & Non-alcoholic Beverages	1.77	1.85
Environmental & Facilities Services	1.75	1.81
Systems Software	1.61	1.55
Personal Care Products	1.58	1.27
Construction & Engineering	1.52	0.96
Real Estate Operating Companies	1.45	1.60
Communications Equipment	1.33	1.41
Internet Services & Infrastructure	1.27	1.33
Paper & Plastic Packaging Products & Materials	1.20	0.34
Automotive Retail	1.19	1.24
Airport Services	1.11	2.15
Biotechnology	1.09	1.35
Data Processing & Outsourced Services	1.09	1.14
Building Products	1.07	0.95
Construction Machinery & Heavy Transportation Equipment	1.05	1.08
Packaged Foods & Meats	1.02	1.07
Electrical Components & Equipment	1.02	1.09
Health Care Supplies	0.98	0.99
Cable & Satellite	0.92	0.89
Drug Retail	0.92	0.97
Alternative Carriers	0.87	0.59
Insurance Brokers	0.85	0.87
Health Care Distributors	0.84	0.88
Property & Casualty Insurance	0.76	0.64
Broadline Retail	0.74	0.76
Education Services	0.72	0.67
Research & Consulting Services	0.72	1.04
Industrial Machinery & Supplies & Components	0.71	0.76
Hotels, Resorts & Cruise Lines	0.67	0.67
Diversified Chemicals	0.62	0.65
Casinos & Gaming	0.60	—
Real Estate Services	0.60	0.63
Home Improvement Retail	0.58	0.70
Apparel Retail	0.56	0.60
Oil & Gas Storage & Transportation	0.54	0.63
Air Freight & Logistics	0.51	0.53
Office Services & Supplies	0.51	0.94
Real Estate Development	0.47	0.52
Advertising	0.36	0.37
Movies & Entertainment	0.33	0.77
Oil & Gas Drilling	0.24	—
Broadcasting	0.14	—
Other Specialty Retail	0.11	—
Housewares & Specialties	0.08	0.09
Home Furnishings	0.08	0.08
Distributors	0.05	0.06
Diversified Real Estate Activities	0.05	—
Gold	—	0.58
Financial Exchanges & Data	—	0.26
Total	100.00%	100.00%

	December 31, 2025	September 30, 2025
Fair value:
Application Software	17.45%	18.34%
Multi-Sector Holdings (1)	6.57	6.53
Aerospace & Defense	5.39	4.65
Health Care Services	4.78	4.20
Interactive Media & Services	4.59	4.61
Health Care Technology	4.49	3.40
Pharmaceuticals	3.39	4.05
Specialized Consumer Services	2.83	2.89
Life Sciences Tools & Services	2.31	2.58
Specialized Finance	2.31	2.37
Health Care Equipment	2.21	2.29
Diversified Financial Services	2.13	1.59
Diversified Support Services	2.02	1.67
Soft Drinks & Non-alcoholic Beverages	1.91	1.98
Environmental & Facilities Services	1.80	1.88
Systems Software	1.71	1.67
Personal Care Products	1.61	1.27
Construction & Engineering	1.53	1.01
Communications Equipment	1.44	1.52
Real Estate Operating Companies	1.41	1.59
Internet Services & Infrastructure	1.39	1.44
Automotive Retail	1.27	1.30
Biotechnology	1.20	1.54
Building Products	1.16	1.02
Paper & Plastic Packaging Products & Materials	1.16	0.36
Construction Machinery & Heavy Transportation Equipment	1.15	1.17
Packaged Foods & Meats	1.11	1.15
Electrical Components & Equipment	1.11	1.17
Health Care Supplies	1.07	1.06
Cable & Satellite	1.02	0.96
Drug Retail	1.00	1.04
Insurance Brokers	0.93	0.94
Alternative Carriers	0.92	0.64
Health Care Distributors	0.89	0.93
Data Processing & Outsourced Services	0.89	0.92
Property & Casualty Insurance	0.83	0.70
Broadline Retail	0.80	0.76
Industrial Machinery & Supplies & Components	0.80	0.88
Diversified Chemicals	0.77	0.80
Research & Consulting Services	0.77	1.05
Education Services	0.72	0.66
Hotels, Resorts & Cruise Lines	0.71	0.70
Airport Services	0.69	1.90
Casinos & Gaming	0.65	—
Real Estate Services	0.65	0.68
Air Freight & Logistics	0.55	0.58
Office Services & Supplies	0.55	0.94
Real Estate Development	0.52	0.57
Apparel Retail	0.49	0.58
Advertising	0.39	0.41
Oil & Gas Storage & Transportation	0.37	0.50
Metal, Glass & Plastic Containers	0.37	0.41
Movies & Entertainment	0.36	0.84
Oil & Gas Drilling	0.26	—
Broadcasting	0.15	—
Other Specialty Retail	0.12	—
Distributors	0.09	0.11
Home Furnishings	0.08	0.09
Housewares & Specialties	0.08	0.08
Diversified Real Estate Activities	0.05	—
Home Improvement Retail	0.03	0.09
Gold	—	0.66
Financial Exchanges & Data	—	0.28
Total	100.00%	100.00%
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
As of December 31, 2025 and September 30, 2025, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of December 31, 2025 and September 30, 2025, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of December 31, 2025 and September 30, 2025, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of December 31, 2025 and September 30, 2025. We earned interest income of $3.2 million and $3.4 million on the SLF JV I Notes for the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the SLF JV I Notes bore interest at a rate of one-month secured overnight financing rate, or SOFR, plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $8.3 million, respectively, as of December 31, 2025, and $54.8 million and $11.9 million, respectively, as of September 30, 2025. We earned $0.5 million and $0.7 million in dividend income for the three months ended December 31, 2025 and 2024, respectively, with respect to our investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Senior secured loans (1)	$394,812	$394,091
Weighted average interest rate on senior secured loans (2)	7.51%	8.09%
Number of borrowers in SLF JV I	74	72
Largest exposure to a single borrower (1)	$10,364	$10,390
Total of five largest loan exposures to borrowers (1)	$49,527	$49,629
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
As of December 31, 2025 and September 30, 2025, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of December 31, 2025 and September 30, 2025, of which $73.5 million was from us. As of each of December 31, 2025 and September 30, 2025, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of December 31, 2025 and September 30, 2025, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $53.5 million and $43.9 million, respectively, as of December 31, 2025. The cost and fair value of our aggregate investment in the Glick JV was $53.1 million and $46.1 million, respectively, as of September 30, 2025. For each of the three months ended December 31, 2025 and 2024, our investment in the Glick JV Notes earned interest income of $1.7 million. We did not earn any dividend income for the three months ended December 31, 2025 and 2024 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Senior secured loans (1)	$132,206	$132,109
Weighted average current interest rate on senior secured loans (2)	7.40%	8.32%
Number of borrowers in the Glick JV	115	57
Largest loan exposure to a single borrower (1)	$4,088	$4,305
Total of five largest loan exposures to borrowers (1)	$15,912	$20,577
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
Comparison of Three Months ended December 31, 2025 and December 31, 2024
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended December 31, 2025 and 2024 was $75.1 million and $86.6 million, respectively. For the three months ended December 31, 2025, this amount consisted of $70.8 million of interest income from portfolio investments (which included $3.8 million of PIK interest), $3.0 million of fee income and $1.4 million of dividend income (which included $0.8 million of PIK dividends). For the three months ended December 31, 2024, this amount consisted of $84.2 million of interest income from portfolio investments (which included $5.7 million of PIK interest), $1.7 million of fee income and $0.8 million of dividend income. The decrease of $11.6 million, or 13.3%, in our total investment income for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, was due primarily to a $13.4 million decrease in interest income that resulted from decreases in reference rates, partially offset by $1.3 million of higher fee income driven by higher prepayment and amendment fees and a $0.5 million increase in dividend income primarily driven by dividends earned on certain equity investments.
Net expenses (i.e., expenses net of fee waivers) for the three months ended December 31, 2025 and 2024 were $38.4 million and $42.1 million, respectively. Net expenses decreased for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, by $3.7 million, or 8.8%. The decrease in net expenses was primarily driven by $3.9 million of lower interest expense due to decrease in reference rates and a lower average borrowings outstanding.
Net Investment Income
Net investment income for the three months ended December 31, 2025 decreased by $7.6 million compared to the three months ended December 31, 2024, as a result of the $11.6 million decrease in total investment income, partially offset by a $3.7 million decrease in net expenses and a $0.2 million decrease in the provision for taxes on net investment income.
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
During the three months ended December 31, 2025 and 2024, we recorded aggregate net realized gains (losses) of $1.3 million and $(17.3) million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2025 and 2024.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the three months ended December 31, 2025 and 2024, we recorded net unrealized depreciation of $32.4 million and $19.6 million, respectively. For the three months ended December 31, 2025, this consisted of $17.7 million of net unrealized depreciation on debt investments and $15.4 million of net unrealized depreciation on equity investments, partially offset by $0.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of net unrealized appreciation of foreign currency cash and forward contracts. For the three months ended December 31, 2024, this consisted of $24.3 million of net unrealized depreciation on debt investments and $17.8 million of net unrealized depreciation on equity investments, partially offset by $10.5 million of net unrealized appreciation of foreign currency forward contracts and $12.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2025, we had $1,615.0 million in senior securities and our asset coverage ratio was 188.62%. As of December 31, 2025, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.07x.
For the three months ended December 31, 2025, we experienced a net increase in cash and cash equivalents of $1.2 million. During that period, net cash used by operating activities was $83.5 million, primarily from funding $306.7 million of investments, partially offset by $181.8 million of principal payments and sale proceeds received, the cash activities related to $36.7 million of net investment income and $3.3 million of net increases in payables from unsettled transactions. During the same period, net cash provided by financing activities was $84.8 million, primarily consisting of $120.0 million of net borrowings under our credit facilities, partially offset by $34.1 million of cash distributions paid to our stockholders.
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
As of December 31, 2025, we had $80.8 million in cash and cash equivalents, portfolio investments (at fair value) of $2.9 billion, $23.9 million of interest, dividends and fees receivable, $0.3 million of due from portfolio companies, $495.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $13.3 million of net payables from unsettled transactions, $665.0 million of borrowings outstanding under our credit facilities and $945.0 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2025, our only off-balance sheet arrangements consisted of $274.5 million of unfunded commitments, which was composed of $247.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. All of the $274.5 million of unfunded commitments can be drawn immediately. As of September 30, 2025, our only off-balance sheet arrangements consisted of

$286.0 million of unfunded commitments, which was comprised of $258.9 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $258.9 million, approximately $246.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of December 31, 2025, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes (each as defined below):

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of December 31, 2025	Weighted average debt outstanding for the three months ended December 31, 2025	Maximum debt outstanding for the three months ended December 31, 2025
Syndicated Facility	$545,000	$665,000	$604,457	$720,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
2030 Notes	300,000	300,000	300,000	300,000
Total debt	$1,495,000	$1,615,000	$1,554,457

The following table reflects our contractual obligations arising from the Syndicated Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes:

	Payments due by period as of December 31, 2025
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$665,000	$—	$—	$665,000
Interest due on Syndicated Facility	163,242	38,219	76,438	48,585
2027 Notes	350,000	—	350,000	—
Interest due on 2027 Notes (a)	21,429	20,583	846	—
2029 Notes	300,000	—	—	300,000
Interest due on 2029 Notes (a)	65,491	20,932	41,864	2,695
2030 Notes	300,000	—	—	300,000
Interest due on 2030 Notes (a)	77,556	18,636	37,272	21,648
Total	$1,942,718	$98,370	$506,420	$1,337,928
__________
(a) The interest due on the 2027 Notes, the 2029 Notes and the 2030 Notes was calculated net of the interest rate swaps.

Equity Issuances
During the three months ended December 31, 2025, we did not issue any shares of common stock as part of the dividend reinvestment plan, or DRIP.
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
In connection with the "at the market" offering, we did not issue and sell any shares of common stock during the three months ended December 31, 2025 and 2024.
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(2)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(1)	1.6	million
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	0.55	43.8	million	94,970	(1)	1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	0.40	31.5	million	234,752	(1)	3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	0.07	5.6	million	41,082	(1)	0.6	million
Quarterly	April 28, 2025	June 16, 2025	June 30, 2025	0.40	31.6	million	256,343	(1)	3.6	million
Supplemental	April 28, 2025	June 16, 2025	June 30, 2025	0.02	1.6	million	12,817	(1)	0.2	million
Quarterly	July 28, 2025	September 15, 2025	September 30, 2025	0.40	34.1	million	90,388	(1)	1.2	million
Quarterly	November 10, 2025	December 15, 2025	December 31, 2025	0.40	34.1	million	89,143	(1)	1.1	million
 ______________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of December 31, 2025, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.160 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.50 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on April 8, 2029 and the maturity date was April 8, 2030 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at our option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%;

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
The following table describes significant financial covenants, as of December 31, 2025, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	September 30, 2025 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $819 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after December 31, 2024	$871 million	$1,466 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.98:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,428 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the year ended September 30, 2025. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of December 31, 2025 and September 30, 2025, we had $665.0 million and $545.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $665.0 million and $545.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 5.945% and 6.841% for the three months ended December 31, 2025 and 2024, respectively. For the three months ended December 31, 2025 and 2024, we recorded interest expense (inclusive of fees) of $10.3 million and $9.5 million, respectively, related to the Syndicated Facility.
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
2029 Notes
On August 15, 2023, we issued $300.0 million in aggregate principal amount of our 7.100% notes due 2029, or the 2029 Notes, for net proceeds of $292.9 million after deducting OID of $3.5 million, underwriting commissions and discounts of

$3.0 million and offering costs of $0.6 million. The OID on the 2029 Notes is amortized based on the effective interest method over the term of the notes.
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
2030 Notes
On February 27, 2025, we issued $300.0 million in aggregate principal amount of our 6.340% notes due 2030, or the 2030 Notes, for net proceeds of $296.3 million after deducting OID of less than $0.1 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2030 Notes is amortized based on the effective interest method over the term of the notes.
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
The below table presents the components of the carrying value of the 2027 Notes, the 2029 Notes and the 2030 Notes as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025			As of September 30, 2025
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2027 Notes	2029 Notes	2030 Notes
Principal	$350.0	$300.0	$300.0	$350.0	$300.0	$300.0
Unamortized financing costs	(0.8)	(2.1)	(3.1)	(1.0)	(2.2)	(3.3)
Unaccreted discount	(0.2)	(2.0)	—	(0.2)	(2.1)	—
Interest rate swap fair value adjustment	(9.0)	4.8	7.5	(12.2)	4.8	8.1
Net carrying value	$340.0	$300.7	$304.4	$336.6	$300.5	$304.8
Fair Value	$342.5	$309.2	$303.7	$339.8	$314.5	$301.1
The below table presents the components of interest and other debt expenses related to the 2027 Notes, the 2029 Notes and the 2030 Notes for the three months ended December 31, 2025:

($ in millions)	2027 Notes	2029 Notes	2030 Notes
Coupon interest	$2.4	$5.3	$4.7
Amortization of financing costs and discount	0.2	0.3	0.2
Effect of interest rate swap	2.9	0.2	0.1
Total interest expense	$5.5	$5.8	$5.0
Coupon interest rate (net of effect of interest rate swaps)	5.936%	7.161%	6.325%
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
To maintain RIC tax treatment, we must, among other things, distribute (or be deemed to distribute) dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar year 2024 or 2025. We do not expect to incur a U.S. federal excise tax for calendar year 2026.
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
Recent Developments
Distribution Declaration
On January 26, 2026, our Board of Directors declared a quarterly distribution of $0.40 per share, payable in cash on March 31, 2026 to stockholders of record on March 16, 2026.

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
As of December 31, 2025, 91.3% of our debt investment portfolio (at fair value) and 90.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2025, 90.7% of our debt investment portfolio (at fair value) and 90.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2025 and September 30, 2025, was as follows:

	December 31, 2025		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$464,820	18.1%	$454,083	18.6%
>0% and <1%	1,013,491	39.5%	911,157	37.3%
1%	1,008,729	39.3%	973,243	39.8%
>1%	80,094	3.1%	104,354	4.3%
Total Floating Rate Investments	$2,567,134	100.0%	$2,442,837	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$64,504	$(40,375)	$24,129
200	51,603	(32,300)	19,303
150	38,702	(24,225)	14,477
100	25,802	(16,150)	9,652
50	12,901	(8,075)	4,826

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,875)	$8,075	$(4,800)
100	(25,515)	16,150	(9,365)
150	(38,020)	24,225	(13,795)
200	(50,333)	32,300	(18,033)
250	(62,041)	40,375	(21,666)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2025 and September 30, 2025:

	December 31, 2025			September 30, 2025
($ in thousands)	Interest Bearing Cash and Investments		Borrowings	Interest Bearing Cash and Investments		Borrowings
Money market rate		$68,815	$—		$6,608	$—
Prime rate	3,805		—	2,810		—
EURIBOR
30 day		€27,414	—		€26,769	—
90 day	74,366		—	70,732		—
180 day	46,294		—	42,090		—
SOFR
30 day		$956,475	665,000		$938,764	545,000
90 day (a)	1,505,901		950,000	1,377,601		950,000
180 day	26,049		—	56,524		—
SONIA		£48,344	—		£33,723	—
CORRA
30 day	C$	7,410	—	C$	7,429	—
TONA
90 day		¥792,360	—		¥794,351	—
STIBOR
90 day	kr	—	—	kr	81,913	—
180 day	81,913		—	—		—
Fixed rate		$291,670	—		$290,922	—
__________
(a)Borrowings include the 2027 Notes, 2029 Notes and 2030 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated as of January 20, 2023 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on January 20, 2023).

3.8	Fourth Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

10.1	Fourth Amended and Restated Investment Advisory Agreement, dated November 14, 2025, by and between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Annual Report on Form 10-K (File No. 814-00755) filed on November 18, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: February 3, 2026