Form 10-Q
period 2026-03-31
Oaktree Specialty Lending Corp
filed 2026-05-05
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

The registrant had 88,085,523 shares of common stock outstanding as of May 4, 2026.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I
Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2026 (unaudited)	September 30, 2025
ASSETS
Investments at fair value:
Control investments (cost March 31, 2026: $378,041; cost September 30, 2025: $377,709)	$210,855	$227,748
Affiliate investments (cost March 31, 2026: $78,141; cost September 30, 2025: $58,344)	73,337	54,999
Non-control/Non-affiliate investments (cost March 31, 2026: $2,611,720; cost September 30, 2025: $2,639,069)	2,482,175	2,565,035
Total investments at fair value (cost March 31, 2026: $3,067,902; cost September 30, 2025: $3,075,122)	2,766,367	2,847,782
Cash and cash equivalents	51,261	79,630
Interest, dividends and fees receivable	22,886	31,868
Due from portfolio companies	297	3,186
Receivables from unsettled transactions	20,515	4,949
Due from broker	15,550	15,550
Deferred financing costs	8,558	9,675
Deferred offering costs	43	143
Derivative asset at fair value	7,859	8,713
Other assets	1,081	1,495
Total assets	$2,894,417	$3,002,991
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,852	$1,538
Base management fee and incentive fee payable	7,107	12,515
Due to affiliate	2,113	1,569
Interest payable	10,346	12,067
Payables from unsettled transactions	3,260	15,011
Derivative liabilities at fair value	5,733	7,329
Deferred tax liability	292	269
Credit facilities payable	540,000	545,000
Unsecured notes payable (net of $5,490 and $6,561 of unamortized financing costs as of March 31, 2026 and September 30, 2025, respectively)	941,650	941,880
Total liabilities	1,512,353	1,537,178
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 88,086 shares issued and outstanding as of March 31, 2026 and September 30, 2025	881	881
Additional paid-in-capital	2,350,075	2,350,075
Accumulated overdistributed earnings	(968,892)	(885,143)
Total net assets (equivalent to $15.69 and $16.64 per common share as of March 31, 2026 and September 30, 2025, respectively) (Note 11)	1,382,064	1,465,813
Total liabilities and net assets	$2,894,417	$3,002,991

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Interest income:
Control investments	$4,794	$4,884	$9,692	$10,110
Affiliate investments	848	159	1,388	325
Non-control/Non-affiliate investments	58,566	63,915	119,123	135,724
Interest on cash and cash equivalents	1,045	1,565	1,973	2,786
Total interest income	65,253	70,523	132,176	148,945
PIK interest income:
Control investments	—	—	—	830
Affiliate investments	281	27	728	55
Non-control/Non-affiliate investments	3,174	4,504	6,575	9,374
Total PIK interest income	3,455	4,531	7,303	10,259
Fee income:
Affiliate investments	—	—	4	—
Non-control/Non-affiliate investments	1,299	1,742	4,267	3,421
Total fee income	1,299	1,742	4,271	3,421
Dividend income:
Control investments	—	700	525	1,400
Non-control/Non-affiliate investments	23	72	23	190
Non-control/Non-affiliate investments - PIK	355	—	1,183	—
Total dividend income	378	772	1,731	1,590
Total investment income	70,385	77,568	145,481	164,215
Expenses:
Base management fee	7,107	7,515	14,651	15,659
Part I incentive fee	—	6,733	1,188	14,646
Professional fees	1,288	1,227	2,702	2,294
Directors fees	160	160	320	320
Interest expense	25,626	28,191	52,285	58,753
Administrator expense	663	388	1,233	825
General and administrative expenses	1,175	937	2,016	1,863
Total expenses	36,019	45,151	74,395	94,360
Management fees waived	—	(183)	—	(933)
Part I incentive fees waived	—	(6,733)	—	(13,110)
Net expenses	36,019	38,235	74,395	80,317
Net investment income before taxes	34,366	39,333	71,086	83,898
(Provision) benefit for taxes on net investment income	(4)	(278)	(21)	(541)
Net investment income	34,362	39,055	71,065	83,357
Unrealized appreciation (depreciation):
Control investments	(8,265)	(37,686)	(17,225)	(60,916)
Affiliate investments	(663)	(642)	295	(322)
Non-control/Non-affiliate investments	(32,736)	(28,975)	(57,270)	(36,173)
Foreign currency forward contracts	2,326	(14,720)	2,444	(4,226)
Net unrealized appreciation (depreciation)	(39,338)	(82,023)	(71,756)	(101,637)
Realized gains (losses):
Control investments	—	13	—	13
Affiliate investments	169	333	221	45
Non-control/Non-affiliate investments	(17,393)	(1,547)	(17,317)	(18,603)
Foreign currency forward contracts	3,614	7,906	4,828	7,940
Net realized gains (losses)	(13,610)	6,705	(12,268)	(10,605)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(303)	14	(322)	(125)
Net realized and unrealized gains (losses), net of taxes	(53,251)	(75,304)	(84,346)	(112,367)
Net increase (decrease) in net assets resulting from operations	$(18,889)	$(36,249)	$(13,281)	$(29,010)
Net investment income per common share — basic and diluted	$0.39	$0.45	$0.81	$0.99
Earnings (loss) per common share — basic and diluted (Note 5)	$(0.21)	$(0.42)	$(0.15)	$(0.35)
Weighted average common shares outstanding — basic and diluted	88,086	85,916	88,086	84,061

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Operations:
Net investment income	$34,362	$39,055	$71,065	$83,357
Net unrealized appreciation (depreciation)	(39,338)	(82,023)	(71,756)	(101,637)
Net realized gains (losses)	(13,610)	6,705	(12,268)	(10,605)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(303)	14	(322)	(125)
Net increase (decrease) in net assets resulting from operations	(18,889)	(36,249)	(13,281)	(29,010)
Stockholder transactions:
Distributions to stockholders	(35,234)	(41,400)	(70,468)	(86,635)
Net increase (decrease) in net assets from stockholder transactions	(35,234)	(41,400)	(70,468)	(86,635)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,140	4,289	2,277	5,744
Repurchase of common stock under dividend reinvestment plan	(1,140)	(4,289)	(2,277)	(5,744)
Issuance of common stock in private placement	—	100,000	—	100,000
Issuance of common stock in connection with the "at the market" offering	—	2,947	—	2,947
Net increase (decrease) in net assets from capital share transactions	—	102,947	—	102,947
Total increase (decrease) in net assets	(54,123)	25,298	(83,749)	(12,698)
Net assets at beginning of period	1,436,187	1,449,815	1,465,813	1,487,811
Net assets at end of period	$1,382,064	$1,475,113	$1,382,064	$1,475,113
Net asset value per common share	$15.69	$16.75	$15.69	$16.75
Common shares outstanding at end of period	88,086	88,086	88,086	88,086

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2026	Six months ended March 31, 2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(13,281)	$(29,010)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	71,756	101,637
Net realized (gains) losses	12,268	10,605
PIK interest income	(7,303)	(10,259)
PIK dividend income	(1,183)	—
Accretion of original issue discount on investments	(6,874)	(9,340)
Accretion of original issue discount on unsecured notes payable	400	604
Amortization of deferred financing costs	2,188	2,545
Deferred taxes	23	—
Purchases of investments	(509,957)	(600,873)
Proceeds from the sales and repayments of investments	520,532	640,297
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	8,982	15,719
(Increase) decrease in due from portfolio companies	2,889	12,213
(Increase) decrease in receivables from unsettled transactions	(15,566)	(978)
(Increase) decrease in due from broker	—	(8,130)
(Increase) decrease in other assets	414	(255)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	281	(212)
Increase (decrease) in base management fee and incentive fee payable	(5,408)	(8,185)
Increase (decrease) in due to affiliate	544	(2,811)
Increase (decrease) in interest payable	(1,721)	(2,144)
Increase (decrease) in payables from unsettled transactions	(11,751)	94,536
Net cash provided by (used in) operating activities	47,233	205,959
Financing activities:
Distributions paid in cash	(68,191)	(80,891)
Borrowings under credit facilities	285,000	325,000
Repayments of borrowings under credit facilities	(290,000)	(515,000)
Repayments of unsecured notes	—	(300,000)
Issuance of unsecured notes	—	299,976
Repurchases of common stock under dividend reinvestment plan	(2,277)	(5,744)
Shares issued under the "at the market" offering	—	2,960
Shares issued in private placement	—	100,000
Deferred financing costs paid	—	(3,531)
Deferred offering costs paid	(43)	(43)
Net cash provided by (used in) financing activities	(75,511)	(177,273)
Effect of exchange rate changes on foreign currency	(91)	979
Net increase (decrease) in cash and cash equivalents and restricted cash	(28,369)	29,665
Cash and cash equivalents and restricted cash, beginning of period	79,630	78,543
Cash and cash equivalents and restricted cash, end of period	$51,261	$108,208
Supplemental information:
Cash paid for interest	$51,417	$57,748
Non-cash financing activities:
Deferred offering costs	$33	$—
Deferred financing costs	—	171
Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2026	September 30, 2025
Cash and cash equivalents	$51,261	$79,630
Total cash and cash equivalents and restricted cash	$51,261	$79,630

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)(23)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	25,889	(15)(23)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						1,254,990		1,255	1,882	(15)(23)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	10,688	(15)(23)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.77%		8/28/2025		$6,967	4,805	6,969	(6)(15)
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,779	13,151	1,278	(6)(15)(20)
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		15,222	—	(15)(23)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.30%		10/20/2028		58,349	53,867	41,527	(6)(11)(14)(15)(19)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)(23)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	10.80%		12/29/2028		112,656	112,656	112,656	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		54,791	137	(11)(12)(14)(16)(19)(23)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,872	3,346	678	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		21,430	17,103	3,750	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		4,248	3,643	743	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,859	1,648	325	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,808	1,576	316	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		867	776	867	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		850	776	850	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		846	776	846	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		812	781	812	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		642	621	642	(15)(19)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,092	—	(15)(23)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)(23)
Total Control Investments (15.3% of net assets)										$378,041	$210,855

Affiliate Investments												(17)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	7.80%		9/29/2026		$1,653	$1,657	$1,587	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	8.80%		3/29/2027		3,711	3,679	3,526	(6)(15)
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		4,014	3,043	1,706	(15)(20)
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	7.77%		3/30/2026		1,440	1,487	1,368	(6)(15)(19)
All Web Leads, Inc.	Advertising	Common Stock						11,499		1,622	—	(15)(23)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		1,963	1,496	(15)(23)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)(23)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		4,849	3,538	3,140	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		8,907	8,907	8,919	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		10,843	5,316	3,991	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)(23)
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	9.90%		6/7/2028		17,080	17,080	17,080	(6)(15)
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	6.25%			6/7/2028		—	(27)	—	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Telestream 2 LLC	Application Software	Common Stock						744,491		$7,207	$3,402	(15)(23)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%		11.93%	6/18/2029		$6,757	6,642	6,757	(6)(15)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		23,271	16,027	18,617	(6)(15)(20)
Thrasio, LLC	Broadline Retail	Common Stock						321,058		—	1,748	(15)(23)
Total Affiliate Investments (5.3% of net assets)										$78,141	$73,337

Non-Control/Non-Affiliate Investments												(18)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		5/27/2026		$15,245	$15,234	$15,245	(15)(19)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.92%		10/8/2030		9,478	9,283	9,173	(6)(11)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		9,100	9,100	9,325	(11)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan				10.35%	9/13/2029		24,235	23,168	21,145	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/30/2024		6,513	3,615	6,481	(11)(15)(20)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.70%		8/19/2030		4,844	4,837	4,404	(6)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031		€4,204	4,853	4,794	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031		16,817	18,476	19,177	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/30/2031		12,405	14,280	14,146	(6)(11)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.80%		10/30/2026		$6,400	6,385	6,290	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.80%		10/30/2026		25,332	25,318	24,896	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	5.00%	8.80%		10/30/2026		2,709	2,706	2,662	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.35%		8/15/2029		6,589	6,426	6,554	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,176,861		—	—	(11)(23)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	21	(11)(15)(23)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,883	(15)(23)
AlbaCore Euro CLO VI	Multi-Sector Holdings	CLO Notes	E+	5.65%	7.67%		10/15/2037		€1,000	1,148	1,090	(6)(11)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.20%	8.00%	3/1/2029		$2,795	2,793	2,795	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						76,023		76	261	(11)(23)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	1	(11)(13)(15)(23)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.17%		12/6/2027		46,854	46,554	46,854	(6)(15)
Ares CLO Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.01%	10.68%		4/15/2034		1,800	1,812	1,689	(6)(11)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.67%		3/6/2032		14,973	14,783	14,420	(6)(15)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(16)	(93)	(6)(15)(19)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	10.75%		3/6/2031		1,922	1,887	1,818	(6)(15)(19)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	9.93%		12/29/2027		8,895	8,826	8,795	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	9.67%		12/29/2027		662	659	655	(6)(11)(15)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	9.78%		12/29/2027		1,037	1,023	1,025	(6)(11)(15)(19)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		7,643	7,402	7,182
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,647		6,019	8,553	(12)(15)(23)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		14,262	14,287	13,727	(11)(15)(21)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.77%		5/29/2031		€47,682	53,287	53,978	(6)(11)(15)
AVOCA CLO	Multi-Sector Holdings	CLO Notes	E+	5.95%	7.97%		10/15/2038		1,288	1,520	1,477	(6)(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.67%		12/5/2031		$55,646	$54,743	$54,678	(6)(15)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.67%		12/5/2029		1,083	994	987	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		10,837	7,824	9,632	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		7,174	4,863	6,376	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Revolver	SOFR+	5.00%			6/11/2026		590	345	505	(6)(15)(19)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		6,452	6,386	194	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		8,920	8,817	268	(6)(15)(20)
Bain Capital Euro CLO	Multi-Sector Holdings	CLO Notes	E+	5.50%	7.53%		10/24/2039		€1,000	1,142	1,120	(6)(11)
Bain Capital Euro CLO	Multi-Sector Holdings	CLO Notes	E+	5.75%	7.79%		10/17/2039		2,000	2,309	2,280	(6)(11)
Bamboo IDE8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	8.70%		1/24/2031		$15,730	15,612	15,620	(6)(15)
Bamboo IDE8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Revolver	SOFR+	5.00%			1/24/2031		—	(12)	(11)	(6)(15)(19)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.17%		8/15/2029		15,448	15,093	12,667	(6)(15)
Batallion CLO LTD	Diversified Real Estate Activities	CLO Notes	SOFR+	5.80%	9.48%		1/20/2039		1,500	1,500	1,472	(6)(11)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2032		13,176	13,044	13,056	(6)(15)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2032		1,988	1,960	1,955	(6)(15)(19)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.45%		9/30/2032		814	795	797	(6)(15)(19)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	9.82%		7/30/2027		39,623	39,549	38,977	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	9.82%		7/30/2027		4,346	4,324	4,275	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%	9.82%		7/30/2026		2,443	2,440	2,401	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		2,861	2,860	2,501	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		6,901	6,848	6,034	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						26,654		—	36	(11)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						2,044		225	1	(11)(15)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						586		—	—	(11)(15)(23)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.67%		8/28/2030		30,066	29,404	29,480	(6)(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,768	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	619	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	106	(15)(23)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	3.75%	5.89%		10/31/2029		€3,890	3,854	4,359	(6)(11)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.25%	6.39%		10/31/2030		16,260	16,066	17,845	(6)(11)(15)
Buttercup 2023-1 LLC	Specialized Finance	CLO Notes	SOFR+	6.50%	10.13%		9/30/2030		$9,923	9,923	9,933	(6)(11)(15)
Carlyle Global Market Strategies	Multi-Sector Holdings	CLO Notes	SOFR+	7.50%	11.17%		10/21/2037		3,575	3,728	3,484	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.42%		4/12/2030		13,135	12,926	12,988	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(24)	(16)	(6)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%	6.64%		3/31/2032		€699	802	790	(6)(11)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%	6.64%		3/31/2032		£2,395	2,770	2,732	(6)(11)(15)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	SONIA+	4.75%	8.48%		3/31/2032		€10,313	13,839	13,464	(6)(11)(15)
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	7.93%		4/3/2031		$13,369	12,444	12,478	(6)
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		3,203	3,116	3,186
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)(23)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Cordatus CLO PLC	Multi-Sector Holdings	CLO Notes	E+	5.40%	7.43%		1/15/2040			€1,500	$1,724	$1,729	(6)(11)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/27/2030			$12,927	12,746	12,410	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030			—	(8)	(47)	(6)(15)(19)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029			—	(11)	(36)	(6)(15)(19)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.67%		12/18/2031			47,505	46,826	46,764	(6)(15)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031			—	(98)	(107)	(6)(15)(19)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.42%		11/8/2030			20,924	20,580	19,878	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.42%		11/8/2030			1,420	1,393	1,349	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030			—	(36)	(109)	(6)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029			12,565	12,565	12,565	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029			38,081	38,081	38,081	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419			419	422	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2			2	—	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31			—	—	(11)(15)(23)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			29,704	23,277	5,528	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			824	655	153	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			814	655	151	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			1,306	1,044	243	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			1,071	858	199	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			385	308	72	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			2,093	1,745	389	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			480	429	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			—	—	(1,003)	(6)(15)(19)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			477	411	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			843	787	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,115	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,107	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,951	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254			1,642	—	(15)(23)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.70%		8/10/2028			53,608	53,607	50,370	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.70%		8/10/2028			2,893	2,878	2,718	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			8/10/2028			—	—	(368)	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031			14,203	14,203	14,510
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.73%		5/19/2032			£15,711	20,633	20,677	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.65%		5/19/2032			$4,992	4,905	4,982	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			5/19/2032			—	(51)	—	(6)(11)(15)(19)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.67%		4/26/2029			6,923	6,572	5,994	(6)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.27%		9/22/2032		kr	81,913	8,590	8,442	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	8.98%		9/22/2032		£6,350	$8,447	$8,223	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032		—	(106)	(94)	(6)(11)(15)(19)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	8.70%		8/29/2031		$11,784	11,601	9,349	(6)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.17%		12/18/2032		19,086	19,020	19,021	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%			12/18/2032		—	(8)	(7)	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			12/18/2032		—	(6)	(6)	(6)(15)(19)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.20%		12/23/2032		6,311	6,280	6,282	(6)(11)(15)
eShipping, LLC	Diversified Support Services	First Lien Revolver	PRIME+	3.50%	10.25%		12/23/2032		74	68	69	(6)(11)(15)(19)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%			12/23/2032		—	(6)	(5)	(6)(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,834	1,827	1,871	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,692	1,685	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,692	1,685	1,726	(11)(15)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,454	11,421	11,683	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.66%		7/2/2031		19,764	19,690	19,566	(6)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.66%		7/2/2031		1,937	1,924	1,887	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(8)	(20)	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2030		14,404	14,173	14,292	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2030		3,637	3,610	3,608	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(24)	(12)	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.27%		10/5/2029		4,302	4,248	4,251	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.27%		10/5/2029		6,544	6,464	6,466	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,206		1,206	1,554	(15)(23)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.20%		3/18/2032		6,703	6,636	6,566	(6)(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%			3/18/2032		—	(11)	(11)	(6)(15)(19)
F&M Buyer LLC	Systems Software	First Lien Revolver	SOFR+	4.50%			3/18/2032		—	(10)	(20)	(6)(15)(19)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	First Lien Term Loan			9.00%		12/24/2028		25,900	25,900	23,828	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	—	(11)(15)(23)
Fortress Biotech, Inc.	Biotechnology	Warrants						31,246		427	23	(11)(15)(23)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.12%		3/3/2033		8,647	8,517	8,493	(6)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.67%		3/10/2031		8,432	8,363	8,248	(6)(15)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%	8.71%		3/10/2031		649	627	592	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.77%		6/21/2027		3,524	3,506	3,405	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.77%		6/21/2027		17,004	16,950	16,429	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	11.78%		6/21/2027		881	872	821	(6)(15)(19)
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.67%		9/17/2031		3,325	3,042	2,857	(6)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%		10/1/2031		4,111	3,905	3,605
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.02%		4/9/2029		9,084	8,803	7,727	(6)
Hologic, Inc.	Health Care Equipment	Second Lien Term Loan	SOFR+	5.00%			4/7/2034		—	(248)	—	(6)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
HPS Loan Management Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.35%	9.02%		7/20/2038		$1,400	$1,407	$1,381	(6)(11)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.20%		1/25/2030		17,945	17,884	17,766	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(13)	(18)	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	9.42%		8/18/2028		25,511	25,374	23,931	(6)(15)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	9.92%		8/18/2028		3,636	3,619	3,449	(6)(15)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	9.42%		8/18/2028		316	295	175	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	8.67%		8/25/2028		27,312	27,196	27,282	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(33)	(6)	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(16)	(3)	(6)(15)(19)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.28%		4/15/2026		32,577	32,577	32,531	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			4/30/2026		—	(1)	(2)	(6)(15)(19)
Intralot Capital Luxembourg S.A.	Casinos & Gaming	First Lien Term Loan	SONIA+	5.50%	9.23%		10/7/2031		£14,624	19,282	18,698	(6)(11)(15)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	9.30%	1.00%	10/1/2027		$27,631	27,471	27,355	(6)(15)
IPC Intermediate Holdings Corp.	Application Software	First Lien Term Loan				12.00%	12/31/2026		4,995	4,944	4,920	(15)
Jeppesen Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		10/31/2032		10,881	10,827	10,599	(6)(10)(15)
Jeppesen Holdings, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/31/2032		—	(4)	(19)	(6)(10)(15)(19)
JN Bidco LLC	Health Care Technology	Common Stock								9,179	20,860	(15)(23)
Jonah Energy South Texas LLC	Oil & Gas Exploration & Production	First Lien Term Loan	SOFR+	6.00%	9.65%		3/30/2030		21,551	21,336	21,335	(6)(15)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	8.67%		3/20/2033		16,432	16,390	13,214	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.05%		10/29/2027		37,065	36,850	35,033	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.05%		10/29/2027		16,297	16,263	15,403	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.00%		10/29/2027		5,891	5,859	5,433	(6)(15)(19)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.23%		11/25/2031		9,644	9,527	9,560	(6)(15)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	(14)	(17)	(6)(15)(19)
KKR Financial CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.10%	10.77%		4/15/2037		2,000	2,055	1,939	(6)(11)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.67%		2/9/2032		13,765	13,621	13,608	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.67%		2/9/2032		2,725	2,697	2,694	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(22)	(23)	(6)(15)(19)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.17%		6/30/2028		10,648	10,631	10,687	(6)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.42%	2.75%	8/22/2031		27,104	26,703	26,622	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.67%		8/22/2031		1,541	1,516	1,513	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.67%		8/22/2030		1,628	1,583	1,582	(6)(15)(19)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	8.67%		1/13/2030		19,459	19,238	18,913	(6)(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.00%			1/13/2030		—	(14)	(36)	(6)(15)(19)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	9.77%		1/31/2028		2,667	2,609	2,585	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	9.77%		1/31/2028		22,898	22,747	22,195	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	9.77%		1/31/2028		1,378	1,361	1,296	(6)(15)(19)
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.42%		8/25/2031		3,590	3,572	3,515	(6)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.67%		3/1/2029		$14,227	$13,658	$12,751	(6)
Mesoblast, Inc.	Biotechnology	Warrants						129,939		545	485	(11)(15)(23)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.82%		7/21/2027		2,564	2,554	2,535	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.82%		7/21/2027		7,224	7,198	7,145	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	9.82%		7/21/2027		714	705	695	(6)(15)(19)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		6,930	6,834	6,865	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		1,176	1,160	1,165	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		1,114	1,098	1,103	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		10,886	10,785	10,783	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(10)	(7)	(6)(15)(19)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.25%	7.92%		7/1/2031		22,520	22,180	20,289	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/28/2031		37,750	37,183	36,240	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/28/2031		817	810	785	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030		—	(47)	(170)	(6)(15)(19)
Mosaic Companies, LLC	Home Improvement Retail	First Lien Term Loan	SOFR+	8.25%			7/2/2026		21,114	18,738	766	(6)(15)(20)
MP Midco Holdings LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	6.50%	10.17%		3/29/2030		4,270	4,296	4,288	(6)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		2/10/2028		40,627	40,426	39,624	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		2/10/2028		13,613	13,595	13,277	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		2/10/2028		2,407	2,397	2,347	(6)(15)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.45%		2/10/2028		1,137	1,109	1,024	(6)(15)(19)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.16%		10/2/2032		16,772	16,647	16,657	(6)(11)(15)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.19%		10/2/2032		1,076	1,066	1,065	(6)(11)(15)(19)
National Mentor Holdings	Health Care Services	Fixed Rate Bond			10.50%		12/15/2030		6,435	6,319	6,647
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.45%		4/17/2031		2,852	2,816	2,823	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.45%		4/17/2031		9,607	9,486	9,511	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031		—	(6)	(5)	(6)(11)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	PRIME+	4.75%	11.50%		4/17/2031		694	669	674	(6)(11)(15)(19)
New Blackboard, LLC	Application Software	Preferred Equity						106,836		1,167	1,015	(15)(23)
New Blackboard, LLC	Application Software	Common Stock						199,654		721	200	(15)(23)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/12/2030		19,595	19,402	19,427	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/9/2030		7,745	7,683	7,679	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(17)	(16)	(6)(15)(19)
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	3.50%	7.17%		7/31/2031		2,503	2,428	2,414	(6)
Nexus Buyer LLC	Specialized Finance	Second Lien Term Loan	SOFR+	5.75%	9.42%		2/16/2032		13,675	13,555	13,299	(6)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	8.24%		1/13/2033		11,916	11,857	11,858	(6)(15)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%			1/13/2033		—	(6)	(6)	(6)(15)(19)
NFO Orange Buyer LLC	Distributors	First Lien Revolver	PRIME+	3.50%	10.25%		1/13/2033		340	332	332	(6)(15)(19)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						487,870		—	703	(11)(23)
NN, Inc.	Industrial Machinery & Supplies & Components	Warrants						239,590		—	345	(11)(23)
Northwoods Capital 20 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	6.88%	10.55%		10/25/2038		1,500	1,487	1,389	(6)(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Octagon 67 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.41%	11.08%		7/25/2038		$1,000	$1,033	$975	(6)(11)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.67%		10/30/2031		11,272	11,182	10,701	(6)(11)(15)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(14)	(73)	(6)(11)(15)(19)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.16%		10/30/2031		€4,027	4,341	4,402	(6)(11)(15)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.23%		10/30/2031		£1,342	1,733	1,682	(6)(11)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	8.50%		12.10%	2/11/2030		$14,748	13,696	14,748	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	5,357	(15)(23)
Otranto Park	Multi-Sector Holdings	CLO Notes	E+	5.40%	7.42%		10/15/2039		€1,050	1,211	1,144	(6)(11)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	8.17%		2/13/2032		$24,390	24,083	24,051	(6)(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.50%	8.20%		2/13/2032		521	455	449	(6)(15)(19)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.09%	10.76%		10/20/2037		2,750	2,833	2,537	(6)(11)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.55%	9.50%		10/25/2038		1,750	1,750	1,704	(6)(11)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						57,326		1,165	1,787	(11)(15)(23)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						12,593		256	393	(11)(15)(23)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.67%		11/15/2030		51,455	50,775	46,309	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.68%		11/15/2029		1,373	1,290	687	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,145	(15)(23)
Phoenix Finance, Inc.	Application Software	First Lien Term Loan	SOFR+	9.00%		12.70%	8/14/2028		5,675	5,570	5,389	(6)(15)
Phoenix Finance, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.50%		11.35%	8/14/2028		10,102	10,091	9,138	(6)(15)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.18%		12/20/2032		20,117	20,117	20,117	(6)(11)(15)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%			12/20/2032		—	10	—	(6)(11)(15)(19)
Pike Corporation	Construction & Engineering	First Lien Revolver	SOFR+	4.50%			12/20/2032		—	—	(24)	(6)(11)(15)(19)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.67%	1.50%	8/22/2029		5,050	5,050	4,969	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.67%	1.50%	8/22/2029		8,748	8,748	8,609	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		15,602	14,423	780	(6)(15)(20)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	(99)	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	(40)	(6)(15)(19)
Pluralsight, LLC	Application Software	Common Stock						4,300,526		14,364	—	(15)(23)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	7.67%		9/17/2031		€12,868	14,031	14,827	(6)(11)(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%	6.85%		9/17/2031		$5,200	5,961	5,887	(6)(11)(15)(19)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	8.89%		9/17/2031		€5,846	5,803	5,846	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.70%		9/30/2031		$10,622	10,351	10,622	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.70%		9/30/2031		13,916	13,894	13,916	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031		—	(3)	—	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.70%		9/30/2031		3,915	3,876	3,915	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.70%		9/30/2031		3,570	3,569	3,570	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031		—	(4)	—	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%	8.70%		9/30/2031		800	769	800	(6)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Premium Parent, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	10.18%		11/25/2032			$33,129	$32,499	$32,523	(6)(15)
Premium Parent, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%	10.17%		9/21/2032			1,244	1,168	1,171	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000			—	245	(15)(23)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	10.93%		1/23/2029			22,089	21,868	21,806	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.92%		9/20/2030			19,969	19,694	19,590	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030			—	(29)	(40)	(6)(15)(19)
Recess Topco Partnership LP	Passenger Ground Transportation	Subordinated Debt Term Loan	SOFR+	6.00%	9.67%		1/26/2032			30,579	29,985	29,974	(6)(15)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.67%		4/5/2030			15,103	14,324	10,860	(6)
Resilience Parent LLC	Electrical Components & Equipment	Second Lien Term Loan	SOFR+	5.25%	8.92%		2/27/2034			10,508	10,404	10,402	(6)(15)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.00%	8.67%		3/16/2031			13,145	12,950	12,948	(6)(15)(24)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Revolver	SOFR+	5.00%			3/16/2031			—	(16)	(16)	(6)(15)(19)(24)
RideNow Group, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	7.75%	10.68%	1.00%	9/30/2027			8,112	8,002	7,768	(6)(11)(15)(24)
RideNow Group, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	7.75%	10.68%	1.00%	9/30/2027			26,881	26,506	25,739	(6)(11)(15)(24)
RideNow Group, Inc.	Automotive Retail	Warrants						204,454			1,202	1,114	(11)(15)(23)(24)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			17,259	17,165	17,481	(6)(11)(15)(22)
Scilex Holding Co	Pharmaceuticals	Common Stock						265			78	2	(11)(23)
Seres Therapeutics, Inc.	Biotechnology	Warrants						2,911			182	5	(11)(15)(23)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.75%	9.45%		5/20/2030			11,164	11,025	11,164	(6)(15)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.75%			5/20/2030			—	(18)	—	(6)(15)(19)
Silk Holdings III LLC	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	8.17%		12/1/2032			12,116	11,995	12,000	(6)(15)
Silk Holdings III LLC	Personal Care Products	First Lien Revolver	SOFR+	4.50%			12/1/2032			—	(8)	(8)	(6)(15)(19)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.42%		4/19/2029			41,751	41,242	41,154	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(66)	(75)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000			139	—	(11)(23)
Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	9.27%		11/20/2028			17,779	17,683	12,445	(6)(15)
Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.25%	9.02%		11/18/2027			907	890	(21)	(6)(15)(19)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		1/30/2032			40,828	40,318	40,461	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.00%		1/30/2032		C$	7,392	5,040	5,249	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	5.75%		1/30/2032			¥790,369	5,039	4,923	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%	8.37%		1/30/2032			$2,060	1,944	1,978	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.41%		9/4/2029			7,285	7,056	6,639	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			6,835	6,728	6,326
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	5.50%	7.51%		4/25/2031			€18,846	20,287	21,388	(6)(11)(15)
SVP-Singer Holdings Inc.	Home Furnishings	Common Stock						418,881			2,463	2,383	(15)(23)
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.00%	8.67%		1/22/2038			$2,000	2000	1827	(6)(11)
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.80%	9.47%		10/23/2035			1,000	986	957	(6)(11)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.42%		11/22/2031			17,263	17,131	17,004	(6)(15)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031			—	(8)	(10)	(6)(15)(19)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			11/22/2030			—	(18)	(35)	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	9.63%		5/26/2028			19,367	18,947	16,829	(6)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Term Loan	SOFR+	9.50%	13.17%		3/6/2031		$9,230	$9,048	$9,046	(6)(15)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Term Loan	SOFR+	1.00%	4.67%		3/6/2031		9,347	9,163	9,163	(6)(15)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Revolver	SOFR+	5.00%			3/6/2031		—	(61)	(61)	(6)(15)(19)
Thrive Bidco Limited	Application Software	First Lien Term Loan	SOFR+	5.25%	8.90%		3/10/2033		6,237	6,114	6,113	(6)(11)(15)
Thrive Bidco Limited	Application Software	First Lien Term Loan	E+	5.25%	7.45%		3/10/2033		€2,303	2,611	2,600	(6)(11)(15)
Thrive Bidco Limited	Application Software	First Lien Term Loan	SONIA+	5.25%			3/10/2033		—	(44)	(44)	(6)(11)(15)(19)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	10.75%		1/25/2034		$905	856	712	(6)(11)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032		30,869	30,445	30,575	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032		560	555	555	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032		—	(18)	(26)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.44%		2/13/2032		665	656	659	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032		2,142	2,092	2,091	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	4.75%			2/13/2031		—	(41)	(29)	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031		20,905	20,705	20,910	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031		855	850	855	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.30%	3.13%	9/10/2031		5,821	5,764	5,852	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	PRIME+	4.25%	11.00%		9/10/2031		1,743	1,728	1,743	(6)(15)(19)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.17%		6/16/2031		12,718	12,527	12,545	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		7/3/2032		16,672	16,505	16,354	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(24)	(46)	(6)(15)(19)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	17.66%		1/25/2027		2,620	2,616	2,174	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)(23)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.04%	3.88%	11/28/2029		31,681	31,235	31,653	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.04%	3.88%	11/29/2029		1,501	1,501	1,500	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(50)	(8)	(6)(15)(19)
Zayo Group Holdings Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.50%	6.79%	0.50%	3/11/2030		6,594	6,293	6,487	(6)
Total Non-Control/Non-Affiliate Investments (179.6% of net assets)										$2,611,720	$2,482,175
Total Portfolio Investments (200.2% of net assets)										$3,067,902	$2,766,367
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares										$156	$156
BNY Mellon Short Term Investment Fund										40,120	40,120
Other cash accounts										10,985	10,985
Total Cash and Cash Equivalents (3.7% of net assets)										$51,261	$51,261

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$5,569	C$	7,526	6/11/2026	Wells Fargo Bank, N.A.	$160
Foreign currency forward contract	$181,521		€156,048	6/11/2026	Wells Fargo Bank, N.A.	1,150
Foreign currency forward contract	$2,683		€2,306	6/11/2026	ING Capital Markets LLC	18
Foreign currency forward contract	$50		€43	6/11/2026	Wells Fargo Bank, N.A.	—
Foreign currency forward contract	€800		$929	6/11/2026	Wells Fargo Bank, N.A.	(4)
Foreign currency forward contract	$64,636		£48,028	6/11/2026	Wells Fargo Bank, N.A.	1,314
Foreign currency forward contract	$5,067		¥795,232	6/11/2026	Wells Fargo Bank, N.A.	39
Foreign currency forward contract	$8,727	kr	79,817	6/11/2026	BNP PARIBAS	319
						$2,996

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(7,916)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	2,183
Interest rate swap	Fixed 6.34%	Floating 3-month SOFR +2.1920%	BNP Paribas	2/27/2030	$300,000	4,863
						$(870)

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA"), the Tokyo overnight average rate ("TONA"), the Canadian overnight repo rate average ("CORRA"), the Stockholm interbank offered rate ("STIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2026, the reference rates for the Company's variable rate loans were the 30-day SOFR at 3.66%, the 90-day SOFR at 3.68%, the 180-day SOFR at 3.70%, the PRIME at 6.75%, the SONIA at 3.73%, the TONA at 0.75%, the 30-day CORRA at 2.27%, the 180-day STIBOR at 2.43%, the 30-day EURIBOR at 1.89%, the 90-day EURIBOR at 2.03% and the 180-day EURIBOR at 2.11%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the quarter ended March 31, 2026 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(10)In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders to the extent an investment has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the “last out” tranche.
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

total assets. As of March 31, 2026, qualifying assets represented 74.1% of the Company's total assets and non-qualifying assets represented 25.9% of the Company's total assets.
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
(15)As of March 31, 2026, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
(20)This investment was on non-accrual status as of March 31, 2026.
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $103,423, or 7.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Type of Investment	Acquisition Date
C5 Technology Holdings, LLC	Common Stock	10/11/2013
C5 Technology Holdings, LLC	Preferred Equity	10/11/2013
Continental Intermodal Group LP	Preferred Equity	2/2/2024
Continental Intermodal Group LP	Common Stock	1/28/2020
Dominion Diagnostics, LLC	Common Stock	12/21/2012
OCSI Glick JV LLC	Membership Interest	3/19/2021
Senior Loan Fund JV I, LLC	Membership Interest	12/23/2016
SIO2 Medical Products, Inc.	Common Stock	8/3/2023
SIO2 Medical Products, Inc.	Warrants	4/3/2023
All Web Leads, Inc.	Common Stock	3/29/2024
Assembled Brands Capital LLC	Common Stock	10/17/2018
Assembled Brands Capital LLC	Warrants	9/10/2019
The Avery	Membership Interest	12/16/2023
Telestream 2 LLC	Common Stock	6/7/2025
ADC Therapeutics SA	Common Stock	4/25/2024
ADC Therapeutics SA	Warrants	8/15/2022
AIP RD Buyer Corp.	Common Stock	12/23/2021
Alvotech Holdings S.A.	Common Stock	12/14/2018
Alvotech Holdings S.A.	Common Stock	12/14/2018
athenahealth Group Inc.	Preferred Equity	2/15/2022
BioXcel Therapeutics, Inc.	Common Stock	11/25/2024
BioXcel Therapeutics, Inc.	Warrants	4/28/2022
BioXcel Therapeutics, Inc.	Warrants	3/20/2024
Blumenthal Temecula, LLC	Preferred Equity	3/25/2021
Blumenthal Temecula, LLC	Preferred Equity	3/25/2021
Blumenthal Temecula, LLC	Common Stock	3/25/2021
Conviva Inc.	Preferred Equity	2/25/2021
Delta Leasing SPV II LLC	Preferred Equity	8/31/2022
Delta Leasing SPV II LLC	Common Stock	8/31/2022
Delta Leasing SPV II LLC	Warrants	8/31/2022
Dialyze Holdings, LLC	Warrants	8/4/2021
Eyesouth Eye Care Holdco LLC	Common Stock	10/7/2022
Fairbridge Strategic Capital Funding LLC	Warrants	11/24/2021
Fortress Biotech, Inc.	Warrants	8/27/2020
JN Bidco LLC	Common Stock	8/12/2024
Mesoblast, Inc.	Warrants	12/20/2021
New Blackboard, LLC	Preferred Equity	2/27/2026
New Blackboard, LLC	Common Stock	2/27/2026
NN, Inc.	Warrants	3/3/2023
NN, Inc.	Warrants	6/30/2023
OTG Management, LLC	Common Stock	9/1/2021
Paulus Holdings Public Limited Company	Preferred Equity	10/14/2022
Paulus Holdings Public Limited Company	Warrants	10/14/2022
PetVet Care Centers, LLC	Preferred Equity	11/14/2023
Pluralsight, LLC	Common Stock	8/22/2024
PRGX Global, Inc.	Common Stock	3/2/2021
RideNow Group, Inc.	Warrants	8/31/2021
Scilex Holding Co	Common Stock	1/28/2021
Seres Therapeutics, Inc.	Warrants	4/27/2023
Thrasio, LLC	Common Stock	6/18/2024
Win Brands Group LLC	Warrants	1/25/2021

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
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

federal income tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, Oaktree values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
The fair value of the Company's investments as of March 31, 2026 and September 30, 2025 was determined by Oaktree, as the Board of Directors' valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "credit facilities payable" and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "due from broker,"

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
Restricted Securities:
The Company may invest in securities that may be deemed “restricted securities” for purposes of Regulation S-X. Disposal of these restricted securities, which are valued in accordance with the Company’s valuation policy as described under “—Fair Value Measurements”, may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult due to legal and/or contractual restrictions. Information regarding restricted securities is included in the Consolidated Schedules of Investments.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2026, there were ten investments on non-accrual status that in aggregate represented 5.9% and 2.6% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there were ten investments on non-accrual status that in aggregate represented 6.5% and 3.0% of total debt investments at cost and fair value, respectively.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash equivalents invested in money market mutual funds are measured at fair value using the market approach based on observable transactions or quoted prices in active markets, which represent the daily net asset value (“NAV”) of the funds, and are classified as Level 1 assets within the fair value hierarchy. Cash and cash equivalents are included in the Company’s

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Consolidated Schedule of Investments. As of March 31, 2026 and September 30, 2025, the Company did not have any restricted cash.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur any U.S. federal excise tax for calendar year 2024 and calendar year 2025. The Company does not expect to incur a U.S. federal excise tax for calendar year 2026.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is effective for the fiscal year beginning October 1, 2025 and the Company is evaluating the effect of adoption on its annual financial statements for the year ending September 30, 2026.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 3. Portfolio Investments
As of March 31, 2026, 200.2% of net assets at fair value, or $2.8 billion, was invested in 163 portfolio companies, including (i) $112.8 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $41.5 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of March 31, 2026, 3.7% of net assets at fair value, or $51.3 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2025, 194.3% of net assets at fair value, or $2.8 billion, was invested in 143 portfolio companies, including (i) $124.6 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $46.1 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2025, 5.4% of net assets at fair value, or $79.6 million, was invested in cash and cash equivalents. As of March 31, 2026, 85.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.8% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2025, 85.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.7% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2026, the Company recorded net realized losses of $13.6 million and $12.3 million, respectively. During the three and six months ended March 31, 2025, the Company recorded net realized gains (losses) of $6.7 million and $(10.6) million, respectively. During the three and six months ended March 31, 2026, the Company recorded net unrealized depreciation of $39.3 million and $71.8 million, respectively. During the three and six months ended March 31, 2025, the Company recorded net unrealized depreciation of $82.0 million and $101.6 million, respectively.
The composition of the Company's investments as of March 31, 2026 and September 30, 2025 at cost and fair value was as follows:

	March 31, 2026		September 30, 2025
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,654,453	$2,508,761	$2,646,823	$2,535,998
Investments in equity securities	192,135	103,286	207,729	141,122
Debt investments in the JVs	166,523	154,183	165,779	158,716
Equity investments in the JVs	54,791	137	54,791	11,946
Total	$3,067,902	$2,766,367	$3,075,122	$2,847,782

The following table presents the composition of the Company's debt investments as of March 31, 2026 and September 30, 2025 at floating rates and fixed rates:

	March 31, 2026		September 30, 2025
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,423,045	90.99%	$2,442,837	90.65%
Fixed rate debt securities	239,899	9.01	251,877	9.35
Total	$2,662,944	100.00%	$2,694,714	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following table presents the financial instruments carried at fair value as of March 31, 2026 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$225,346	$2,139,293	$—	$2,364,639
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	36,088	262,217	—	298,305
Investments in equity securities (preferred)	—	—	48,974	—	48,974
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	299	1,048	52,965	137	54,449
Total investments at fair value	299	262,482	2,503,449	137	2,766,367
Cash equivalents	40,276	—	—	—	40,276
Derivative assets	—	7,859	—	—	7,859
Total assets at fair value	$40,575	$270,341	$2,503,449	$137	$2,814,502
Derivative liabilities	$—	$5,733	$—	$—	$5,733
Total liabilities at fair value	$—	$5,733	$—	$—	$5,733
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
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
The following table provides a roll-forward in the changes in fair value from December 31, 2025 to March 31, 2026 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2025	$2,179,214	$227,291	$71,314	$55,631	$2,533,450
Purchases	127,709	45,076	—	—	172,785
Sales and repayments	(136,753)	(8,451)	(23,668)	—	(168,872)
Transfers in (a)	—	—	1,167	721	1,888
Transfers out (a)	(1,888)	—	—	—	(1,888)
Capitalized PIK interest income	2,610	841	356	—	3,807
Accretion of OID	1,916	378	—	—	2,294
Net unrealized appreciation (depreciation)	(17,509)	(2,934)	(7,081)	(3,387)	(30,911)
Net realized gains (losses)	(16,006)	16	6,886	—	(9,104)
Fair value as of March 31, 2026	$2,139,293	$262,217	$48,974	$52,965	$2,503,449
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2026	$(32,576)	$(2,934)	$(7,081)	$(3,386)	$(45,977)
__________
(a) There were investment restructurings during the three months ended March 31, 2026 in which (1) $1.2 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity and (2) $0.7 million of Level 3 senior secured debt was exchanged for Level 3 common equity.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following table provides a roll-forward in the changes in fair value from September 30, 2025 to March 31, 2026 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2025	$2,107,306	$231,137	$72,122	$66,813	$2,477,378
Purchases	323,136	45,076	—	—	368,212
Sales and repayments	(257,837)	(10,827)	(24,746)	(167)	(293,577)
Transfers in (a)	—	—	1,167	721	1,888
Transfers out (a)	(1,888)	—	—	—	(1,888)
Capitalized PIK interest income	5,813	1,485	356	—	7,654
Accretion of OID	4,615	725	—	—	5,340
Net unrealized appreciation (depreciation)	(26,023)	(5,404)	(6,834)	(14,569)	(52,830)
Net realized gains (losses)	(15,829)	25	6,909	167	(8,728)
Fair value as of March 31, 2026	$2,139,293	$262,217	$48,974	$52,965	$2,503,449
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of March 31, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2026	$(41,355)	$(5,404)	$(6,834)	$(14,568)	$(68,161)
_________
(a) There were investment restructurings during the six months ended March 31, 2026 in which (1) $1.2 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity and (2) $0.7 million of Level 3 senior secured debt was exchanged for Level 3 common equity.

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
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of March 31, 2026:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$1,991,292	Market Yield	Market Yield	(b)	5.0%	-	30.0%	10.9%
	45,018	Enterprise Value	Revenue Multiple	(c)	0.4x	-	4.8x	1.7x
	42,547	Enterprise Value	EBITDA Multiple	(c)	0.1x	-	9.8x	6.4x
	40,343	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	20,093	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	57,388	Market Yield	Market Yield	(b)	5.0%	-	10.0%	8.5%
	50,646	Enterprise Value	Revenue multiple	(c)	0.8x	-	7.5x	7.5x
Debt Investments in the JVs	154,183	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	52,528	Enterprise Value	Revenue Multiple	(c)	0.3x	-	8.4x	0.4x
	47,915	Enterprise Value	EBITDA Multiple	(c)	2.3x	-	17.1x	8.4x
	1,496	Enterprise Value	Asset Multiple	(c)	1.4x	-	1.6x	1.5x
Total	$2,503,449
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
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2026 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$540,000	$540,000	$—	$—	$540,000
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	341,290	340,750	—	340,750	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	298,460	302,244	—	302,244	—
2030 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	301,900	292,749	—	292,749	—
Total	$1,481,650	$1,475,743	$—	$935,743	$540,000

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

The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. Oaktree used market quotes as of the valuation date to estimate the fair value of the Company's 2.700% notes due 2027 (the "2027 Notes"), 7.100% notes due 2029 (the "2029 Notes") and 6.340% notes due 2030 (the "2030 Notes"), which are included in Level 2 of the hierarchy.

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,508,044	81.75%	$2,555,861	83.11%
Debt investments in the JVs	166,523	5.43%	165,779	5.39%
Subordinated debt	146,409	4.77%	90,962	2.96%
Common equity and warrants	139,975	4.56%	139,256	4.53%
LLC equity interests of the JVs	54,791	1.79%	54,791	1.78%
Preferred equity	52,160	1.70%	68,473	2.23%
Total	$3,067,902	100.00%	$3,075,122	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,364,639	85.49%	171.09%	$2,445,538	85.88%	166.84%
Debt investments in the JVs	154,183	5.57%	11.16%	158,716	5.57%	10.83%
Subordinated debt	144,122	5.21%	10.43%	90,460	3.18%	6.17%
Common equity and warrants	54,312	1.96%	3.93%	69,000	2.42%	4.71%
Preferred equity	48,974	1.77%	3.54%	72,122	2.53%	4.92%
LLC equity interests of the JVs	137	—%	0.01%	11,946	0.42%	0.81%
Total	$2,766,367	100.00%	200.16%	$2,847,782	100.00%	194.28%

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

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,127,845	36.75%	$1,072,606	34.88%
Midwest	507,618	16.55%	490,842	15.96%
Southeast	494,026	16.10%	479,013	15.58%
International	309,901	10.10%	339,829	11.05%
West	262,592	8.56%	284,586	9.25%
Southwest	209,083	6.82%	234,192	7.62%
South	143,179	4.67%	164,434	5.35%
Northwest	13,658	0.45%	9,620	0.31%
Total	$3,067,902	100.00%	$3,075,122	100.00%

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$975,001	35.24%	70.55%	$949,839	33.35%	64.80%
Midwest	494,448	17.87%	35.78%	479,452	16.84%	32.71%
Southeast	401,096	14.50%	29.02%	385,283	13.53%	26.28%
International	314,399	11.37%	22.75%	354,855	12.46%	24.21%
West	253,326	9.16%	18.33%	283,930	9.97%	19.37%
Southwest	177,073	6.40%	12.81%	221,920	7.79%	15.14%
South	138,273	5.00%	10.00%	162,946	5.72%	11.12%
Northwest	12,751	0.46%	0.92%	9,557	0.34%	0.65%
Total	$2,766,367	100.00%	200.16%	$2,847,782	100.00%	194.28%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2026 and September 30, 2025:

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$532,284	17.35%	$543,878	17.64%
Multi-Sector Holdings (1)	250,315	8.16	236,025	7.68
Health Care Services	214,378	6.99	160,149	5.21
Interactive Media & Services	118,788	3.87	129,993	4.23
Aerospace & Defense	116,855	3.81	131,123	4.26
Pharmaceuticals	108,741	3.54	114,897	3.74
Health Care Equipment	92,894	3.03	90,600	2.95
Specialized Consumer Services	85,539	2.79	82,497	2.68
Specialized Finance	78,936	2.57	67,584	2.20
Metal, Glass & Plastic Containers	71,138	2.32	69,505	2.26
Health Care Technology	67,707	2.21	75,913	2.47
Diversified Support Services	67,337	2.19	47,882	1.56
Life Sciences Tools & Services	63,659	2.08	73,389	2.39
Environmental & Facilities Services	58,972	1.92	55,761	1.81
Soft Drinks & Non-alcoholic Beverages	57,320	1.87	56,944	1.85
Diversified Financial Services	57,319	1.87	43,064	1.40
Systems Software	51,756	1.69	47,667	1.55
Real Estate Operating Companies	43,661	1.42	49,076	1.60
Electrical Components & Equipment	42,980	1.40	33,633	1.09
Communications Equipment	41,176	1.34	43,379	1.41
Automotive Retail	38,240	1.25	38,232	1.24
Packaged Foods & Meats	36,926	1.20	32,888	1.07
Airport Services	36,026	1.17	66,192	2.15
Biotechnology	35,035	1.14	41,521	1.35
Data Processing & Outsourced Services	34,984	1.14	34,984	1.14
Construction Machinery & Heavy Transportation Equipment	33,689	1.10	33,138	1.08
Health Care Supplies	32,904	1.07	30,328	0.99
Construction & Engineering	31,728	1.03	29,407	0.96
Passenger Ground Transportation	29,985	0.98	—	—
Building Products	29,938	0.98	29,193	0.95
Drug Retail	29,404	0.96	29,700	0.97
Insurance Brokers	27,147	0.88	26,611	0.87
Health Care Distributors	26,717	0.87	27,210	0.88
Education Services	23,127	0.75	20,515	0.67
Broadline Retail	22,669	0.74	23,267	0.76
Industrial Machinery & Supplies & Components	21,868	0.71	23,480	0.76
Alternative Carriers	21,853	0.71	18,180	0.59
Oil & Gas Exploration & Production	21,336	0.70	—	—
Hotels, Resorts & Cruise Lines	21,328	0.70	20,502	0.67
Diversified Chemicals	19,920	0.65	19,986	0.65
Casinos & Gaming	19,282	0.63	—	—
Real Estate Services	19,224	0.63	19,290	0.63
Home Improvement Retail	18,738	0.61	21,401	0.70
Apparel Retail	18,573	0.61	18,559	0.60
Distillers & Vintners	18,150	0.59	—	—
Oil & Gas Storage & Transportation	17,427	0.57	19,309	0.63
Air Freight & Logistics	16,296	0.53	16,360	0.53
Research & Consulting Services	16,085	0.52	31,938	1.04
Property & Casualty Insurance	15,600	0.51	19,805	0.64
Real Estate Development	15,234	0.50	16,142	0.52
Cable & Satellite	14,203	0.46	27,463	0.89
Paper & Plastic Packaging Products & Materials	14,080	0.46	10,312	0.34
Distributors	13,916	0.45	1,733	0.06
Office Services & Supplies	13,784	0.45	28,897	0.94
Personal Care Products	11,987	0.39	38,984	1.27
Advertising	11,488	0.37	11,397	0.37
Movies & Entertainment	10,631	0.35	23,737	0.77
Housewares & Specialties	2,662	0.09	2,639	0.09
Home Furnishings	2,463	0.08	2,463	0.08
Diversified Real Estate Activities	1,500	0.05	—	—
Internet Services & Infrastructure	—	—	40,748	1.33
Gold	—	—	17,698	0.58
Financial Exchanges & Data	—	—	7,954	0.26
	$3,067,902	100.00%	$3,075,122	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$485,914	17.58%	35.18%	$522,632	18.34%	35.68%
Multi-Sector Holdings (1)	181,754	6.57	13.15	185,887	6.53	12.68
Health Care Services	174,554	6.31	12.63	119,633	4.20	8.16
Aerospace & Defense	117,842	4.26	8.53	132,514	4.65	9.04
Interactive Media & Services	117,661	4.25	8.51	131,211	4.61	8.95
Pharmaceuticals	107,586	3.89	7.78	115,382	4.05	7.87
Specialized Consumer Services	85,382	3.09	6.18	82,424	2.89	5.62
Health Care Technology	82,871	3.00	6.00	96,960	3.40	6.61
Specialized Finance	78,210	2.83	5.66	67,439	2.37	4.60
Health Care Equipment	67,361	2.43	4.87	65,121	2.29	4.44
Diversified Support Services	66,630	2.41	4.82	47,604	1.67	3.25
Life Sciences Tools & Services	63,228	2.29	4.57	73,456	2.58	5.01
Diversified Financial Services	58,778	2.12	4.25	45,405	1.59	3.10
Soft Drinks & Non-alcoholic Beverages	56,817	2.05	4.11	56,333	1.98	3.84
Environmental & Facilities Services	55,869	2.02	4.04	53,423	1.88	3.64
Systems Software	45,167	1.63	3.27	47,446	1.67	3.24
Electrical Components & Equipment	42,931	1.55	3.11	33,290	1.17	2.27
Communications Equipment	41,079	1.48	2.97	43,293	1.52	2.95
Real Estate Operating Companies	39,878	1.44	2.89	45,168	1.59	3.08
Automotive Retail	38,114	1.38	2.76	36,985	1.30	2.52
Packaged Foods & Meats	36,841	1.33	2.67	32,778	1.15	2.24
Biotechnology	34,976	1.26	2.53	43,821	1.54	2.99
Construction Machinery & Heavy Transportation Equipment	33,825	1.22	2.45	33,311	1.17	2.27
Health Care Supplies	32,767	1.18	2.37	30,295	1.06	2.07
Passenger Ground Transportation	29,974	1.08	2.17	—	—	—
Building Products	29,531	1.07	2.14	29,137	1.02	1.99
Drug Retail	29,480	1.07	2.13	29,698	1.04	2.03
Construction & Engineering	29,442	1.06	2.13	28,766	1.01	1.96
Insurance Brokers	27,273	0.99	1.97	26,766	0.94	1.83
Broadline Retail	27,122	0.98	1.96	21,513	0.76	1.47
Data Processing & Outsourced Services	26,134	0.94	1.89	26,134	0.92	1.78
Health Care Distributors	26,076	0.94	1.89	26,425	0.93	1.80
Industrial Machinery & Supplies & Components	22,854	0.83	1.65	24,957	0.88	1.70
Diversified Chemicals	22,204	0.80	1.61	22,772	0.80	1.55
Alternative Carriers	22,151	0.80	1.60	18,204	0.64	1.24
Oil & Gas Exploration & Production	21,335	0.77	1.54	—	—	—
Hotels, Resorts & Cruise Lines	20,655	0.75	1.49	20,023	0.70	1.37
Airport Services	20,105	0.73	1.45	54,143	1.90	3.69
Real Estate Services	18,877	0.68	1.37	19,347	0.68	1.32
Casinos & Gaming	18,698	0.68	1.35	—	—	—
Education Services	18,587	0.67	1.34	18,742	0.66	1.28
Distillers & Vintners	18,148	0.66	1.31	—	—	—
Air Freight & Logistics	16,279	0.59	1.18	16,411	0.58	1.12
Property & Casualty Insurance	15,609	0.56	1.13	19,933	0.70	1.36
Research & Consulting Services	15,537	0.56	1.12	29,943	1.05	2.04
Real Estate Development	15,245	0.55	1.10	16,098	0.57	1.10
Distributors	15,067	0.54	1.09	3,134	0.11	0.21
Cable & Satellite	14,510	0.52	1.05	27,431	0.96	1.87
Paper & Plastic Packaging Products & Materials	13,990	0.51	1.01	10,273	0.36	0.70
Office Services & Supplies	12,965	0.47	0.94	26,753	0.94	1.83
Oil & Gas Storage & Transportation	12,570	0.45	0.91	14,137	0.50	0.96
Apparel Retail	12,424	0.45	0.90	16,600	0.58	1.13
Personal Care Products	11,992	0.43	0.87	36,284	1.27	2.48
Movies & Entertainment	10,687	0.39	0.77	24,051	0.84	1.64
Metal, Glass & Plastic Containers	9,829	0.36	0.71	11,709	0.41	0.80
Advertising	8,187	0.30	0.59	11,538	0.41	0.79
Home Furnishings	2,383	0.09	0.17	2,463	0.09	0.17
Housewares & Specialties	2,174	0.08	0.16	2,354	0.08	0.16
Diversified Real Estate Activities	1,472	0.05	0.11	—	—	—
Home Improvement Retail	766	0.03	0.06	2,528	0.09	0.17
Internet Services & Infrastructure	—	—	—	40,973	1.44	2.80
Gold	—	—	—	18,665	0.66	1.27
Financial Exchanges & Data	—	—	—	8,066	0.28	0.55
Total	$2,766,367	100.00%	200.16%	$2,847,782	100.00%	194.28%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

___________________
(1)This industry includes the Company's investments in the JVs and CLOs.
As of March 31, 2026 and September 30, 2025, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. As of March 31, 2026 and September 30, 2025, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $270.0 million of borrowings (subject to borrowing base and other limitations) as of March 31, 2026. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of March 31, 2026, the revolving period of the SLF JV I Facility was scheduled to expire February 25, 2028 and the maturity date was August 25, 2028. As of March 31, 2026, borrowings under the SLF JV I Facility accrued interest at a rate equal to term SOFR plus 1.30% per annum. As of March 31, 2026 and September 30, 2025, $251.5 million and $252.5 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of March 31, 2026 and September 30, 2025, SLF JV I had total assets of $447.5 million and $447.4 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 124 and 72 portfolio companies as of March 31, 2026 and September 30, 2025, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of March 31, 2026, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $112.8 million in aggregate, at fair value. As of September 30, 2025, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $124.6 million in aggregate, at fair value.
As of each of March 31, 2026 and September 30, 2025, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of March 31, 2026 and September 30, 2025, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Senior secured loans (1)	$399,944	$394,091
Weighted average interest rate on senior secured loans (2)	7.13%	8.09%
Number of borrowers in SLF JV I	124	72
Largest exposure to a single borrower (1)	$7,915	$10,390
Total of five largest loan exposures to borrowers (1)	$32,087	$49,629
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

SLF JV I Portfolio as of March 31, 2026

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.70%		8/18/2030		$5,337	$5,289	$4,852	(4)
Acosta Inc	Advertising	First Lien Term Loan	SOFR+	5.50%	9.22%		8/21/2031		2,643	2,598	2,589
Acrisure LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.00%	6.67%		11/6/2030		2,643	2,659	2,566
Aggreko Holdings Inc.	Trading Companies & Distributors	First Lien Term Loan	SOFR+	3.00%	6.66%		5/27/2031		2,743	2,743	2,749
AI Aqua Merger Sub Inc.	Specialized Consumer Services	First Lien Term Loan	SOFR+	2.50%	6.41%		7/31/2028		5,200	5,227	5,194
Albaugh LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	3.75%	7.42%		4/6/2029		1,980	1,977	1,910
Allied Universal Holdco LLC	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.92%		8/20/2032		4,788	4,821	4,794
Altice France SA	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	5.06%	8.74%		10/30/2028		2,641	2,644	2,634
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.20%	8.00%	3/1/2029		1,442	1,441	1,442	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.20%		5/28/2032		3,541	3,515	3,525
Amspec Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.50%	7.20%		12/22/2031		1,820	1,820	1,820
Ankura Consulting Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.50%	7.17%		12/29/2031		2,643	2,592	2,531
Apex Group Treasury Ltd	Diversified Financial Services	First Lien Term Loan	SOFR+	3.50%	7.17%		2/27/2032		3,541	3,414	3,237
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.17%		2/15/2031		1,795	1,782	1,540
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.77%		8/19/2028		5,310	5,234	5,314
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	7.92%		9/19/2030		1,247	1,250	1,234
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		2/15/2029		4,788	4,816	4,707
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	2.75%	6.45%		3/26/2032		4,788	4,821	4,686
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		1,722	1,711	1,530	(4)(5)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		6,193	6,136	5,504	(4)(5)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	3.75%	7.42%		12/18/2030		2,650	2,650	2,659
BCPE Grill Parent, Inc.	Restaurants	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030		2,643	2,524	2,528
BCPE North Star US Holdco 2 Inc	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	7.78%		6/9/2028		2,643	2,646	2,639
Beach Acquisition Bidco LLC	Footwear	First Lien Term Loan	SOFR+	3.25%	6.95%		9/12/2032		2,643	2,669	2,653
Blackfin Pipeline LLC	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.00%	6.69%		9/29/2032		2,643	2,668	2,661
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	3.50%	7.17%		3/12/2029		5,337	5,337	5,276
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.25%	6.92%		8/29/2032		2,643	2,656	2,656
Bowlmor AMF Corp	Leisure Facilities	First Lien Term Loan	SOFR+	3.25%	6.92%		9/22/2032		3,518	3,482	3,219
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.67%		7/30/2031		2,643	2,640	2,458
Brookfield Properties Retail Holding LLC	Retail REITs	First Lien Term Loan	SOFR+	3.50%	7.17%		5/30/2030		2,519	2,534	2,532
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171	—	—	—	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540	—	7,194	5,323	(4)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		2,358	2,336	1,238	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,994	1,967	1,047	(5)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		$600	$590	$315	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		13	13	7	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,964	1,945	1,031	(5)
Chromalloy Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.25%	6.91%		3/27/2031		2,643	2,663	2,648
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.95%		3/24/2031		2,485	2,457	2,276
Clydesdale Acquisition Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.18%	6.84%		4/13/2029		2,650	2,660	2,535
Columbus McKinnon Corp.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.50%	7.20%		2/3/2033		2,318	2,295	2,312
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.17%		9/27/2029		2,643	2,612	2,653
CoorsTek Inc	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.00%	6.67%		10/28/2032		2,643	2,672	2,661
Cotiviti, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		3/26/2032		2,643	2,549	2,440
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	8.67%		10/14/2029		3,292	3,292	3,292
CRC Insurance Group LLC	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.45%		5/6/2031		1,900	1,883	1,878
Darktrace Finco US LLC	Application Software	First Lien Term Loan	SOFR+	3.25%	6.90%		10/9/2031		4,778	4,762	4,587
Dayforce Inc	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.00%	6.66%		2/4/2033		4,800	4,805	4,553
Delek US Holdings Inc.	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.50%	7.27%		11/19/2029		2,643	2,642	2,650
Dexko Global Inc	Auto Parts & Equipment	First Lien Term Loan	SOFR+	3.75%	7.68%		10/4/2028		2,643	2,639	2,596
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.92%		7/9/2032		2,643	2,654	2,645
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.18%		8/2/2029		5,203	5,146	5,224
Disco Parent Inc	Application Software	First Lien Term Loan	SOFR+	3.00%	6.67%		8/6/2032		4,788	4,852	4,710
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.67%		4/26/2029		5,350	5,304	4,632	(4)
Edelman Financial Engines Center LLC	Asset Management & Custody Banks	First Lien Term Loan	SOFR+	3.00%	6.67%		4/7/2028		2,643	2,658	2,644
EG Group Ltd.	Automotive Retail	First Lien Term Loan	SOFR+	3.25%	6.92%		1/30/2031		3,475	3,467	3,482
Eisner Advisory Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.67%		2/28/2031		2,643	2,669	2,524
Fertitta Entertainment LLC	Restaurants	First Lien Term Loan	SOFR+	3.25%	6.92%		1/27/2029		2,643	2,603	2,597
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	7.67%		9/15/2032		1,020	1,000	960
Five Star Lower Holding LLC	Food Retail	First Lien Term Loan	SOFR+	4.25%	7.92%		5/5/2029		2,643	2,648	2,602
Flynn Restaurant Group LP	Restaurants	First Lien Term Loan	SOFR+	3.75%	7.42%		1/28/2032		4,788	4,825	4,714
Freeport LNG Investments LLLP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.25%	6.92%		1/28/2033		3,450	3,433	3,456
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.12%		3/3/2033		2,250	2,216	2,210	(4)
Garda World Security Corp.	Security & Alarm Services	First Lien Term Loan	SOFR+	2.75%	6.42%		2/1/2029		4,000	3,990	3,980
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.50%	7.17%		9/20/2032		4,787	4,811	4,778
Gryphon Acquire Newco LLC	Semiconductors	First Lien Term Loan	SOFR+	3.00%	6.67%		9/13/2032		4,800	4,847	4,811
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.02%		4/9/2029		2,643	2,609	2,248	(4)
Howden Group Holdings Ltd	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.42%		4/18/2030		2,643	2,656	2,584

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Ineos AG	Commodity Chemicals	First Lien Term Loan	SOFR+	3.25%	6.92%		2/18/2030		$1,795	$1,440	$1,574
Instructure Holdings Inc	Application Software	First Lien Term Loan	SOFR+	2.75%	6.44%		11/13/2031		3,541	3,557	3,406
ITG Communications LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.75%	8.45%		7/9/2031		1,863	1,775	1,779
IVCE US LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	7.45%		12/12/2028		4,937	4,955	4,919
J&J Ventures Gaming LLC	Casinos & Gaming	First Lien Term Loan	SOFR+	3.50%	7.17%		4/26/2030		1,746	1,733	1,729
Jupiter Buyer Inc.	Construction & Engineering	First Lien Term Loan	SOFR+	4.00%	7.67%		11/3/2031		2,244	2,233	2,249
Kaseya Inc	Systems Software	First Lien Term Loan	SOFR+	3.25%	6.92%		3/20/2032		4,788	4,814	4,485
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.17%		8/15/2028		1,800	1,787	1,787
Kenan Advantage Group, Inc.	Cargo Ground Transportation	First Lien Term Loan	SOFR+	3.25%	6.92%		1/25/2029		2,643	2,643	2,616
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	7.42%		7/23/2032		4,787	4,818	4,292
KUEHG Corp	Education Services	First Lien Term Loan	SOFR+	2.75%	6.45%		6/12/2030		2,643	2,490	2,379
Lackawanna Energy Center LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	2.75%	6.42%		8/5/2032		3,465	3,494	3,475
Level 3 Communications Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.25%	6.92%		3/29/2032		2,650	2,671	2,654
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.00%	6.67%		12/2/2031		2,643	2,620	2,649
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.42%		8/25/2031		2,650	2,578	2,595	(4)
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	7.96%		6/1/2028		2,628	2,553	2,395
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.67%		3/1/2029		1,795	1,794	1,609	(4)
McGraw-Hill Education Inc	Publishing	First Lien Term Loan	SOFR+	2.75%	6.42%		8/6/2031		2,603	2,629	2,603
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.00%	6.67%		6/17/2031		5,337	5,304	5,107
MP Midco Holdings LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	6.50%	10.17%		3/29/2030		4,500	4,517	4,519	(4)
MRP Buyer LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.25%	6.95%		6/4/2032		180	179	180	(6)
MRP Buyer LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.25%	6.95%		6/4/2032		2,345	2,338	2,348
Neptune Bidco US Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.00%	8.76%		2/3/2033		4,000	3,980	3,824
New Blackboard, LLC	Application Software	Preferred Equity						30,591	—	354	291	(4)
New Blackboard, LLC	Application Software	Common Stock						57,184	—	206	57	(4)
Nexstar Media Inc.	Broadcasting	First Lien Term Loan	SOFR+	2.75%	6.43%		3/18/2033		1,875	1,856	1,856
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	4.00%	7.67%		7/31/2031		4,778	4,778	4,641
OAK-Eagle Acquireco Inc.	Interactive Home Entertainment	First Lien Term Loan	SOFR+	3.50%	7.17%		3/24/2033		3,725	3,669	3,706
OCM System One Buyer CTB LLC	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.50%	7.17%		3/2/2028		2,519	2,531	2,525
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.27%		2/23/2029		2,650	2,591	2,659
Parexel International Corp	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	2.75%	6.42%		12/9/2031		3,566	3,567	3,559
Pegasus Bidco BV	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.40%	2.75%		7/12/2029		2,519	2,506	2,516
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	7.45%		3/19/2032		2,643	2,617	2,600
Ping Identity Holding Corp.	Systems Software	First Lien Term Loan	SOFR+	2.75%	6.42%		10/31/2032		4,450	4,493	4,400
Pluralsight, LLC	Application Software	Common Stock						514,789	—	1,719	—	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.67%	1.5%	8/22/2029		1,047	1,047	1,030	(4)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		$1,868	$1,727	$93	(4)(5)
PointClickCare Technologies Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		11/3/2031		2,643	2,663	2,633
Pretzel Parent, Inc.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.17%		10/1/2031		2,736	2,723	2,661
Primo Brands Corp.	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	2.75%	6.42%		3/31/2031		1,300	1,294	1,304
Proampac PG Borrower LLC	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	7.78%		3/7/2033		3,600	3,546	3,486
Proofpoint, Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.70%		8/31/2028		2,174	2,143	2,108
RealPage Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	7.45%		4/24/2028		4,115	4,081	4,007
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.67%		4/5/2030		1,795	1,795	1,291	(4)
Restoration Hardware Inc	Homefurnishing Retail	First Lien Term Loan	SOFR+	3.35%	7.02%		10/20/2028		2,643	2,643	2,633
SCIH Salt Holdings Inc	Diversified Chemicals	First Lien Term Loan	SOFR+	2.75%	6.35%		1/31/2029		4,778	4,789	4,772
SCIL IV LLC	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	7.79%		10/29/2032		2,643	2,637	2,637
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.45%		12/16/2028		2,643	2,639	2,647
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.29%		6/30/2029		924	901	924
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.46%		6/30/2029		2,594	2,594	2,517
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	5.67%	5.00%	6/30/2029		1,553	1,553	1,421
SHO Holding I Corporation	Footwear	Common Stock						3,135	—	4,304	3,262
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.42%		5/12/2028		2,643	2,624	2,081
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.41%		9/4/2029		2,643	2,574	2,409	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.70%		9/27/2030		5,336	5,256	5,284
Stonepeak Bayou Holdings LP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	2.75%	6.45%		9/24/2032		1,800	1,711	1,753
STS Operating Inc	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.00%	7.77%		3/25/2031		2,643	2,653	2,646
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.42%		3/15/2030		2,652	2,627	2,618
Summit Acquisition Inc.	Multi-Sector Holdings	First Lien Term Loan	SOFR+	3.50%	7.17%		10/16/2031		2,643	2,647	2,643
Tecta America Corp	Construction & Engineering	First Lien Term Loan	SOFR+	2.75%	6.42%		2/18/2032		2,968	2,974	2,960
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.17%		3/2/2030		2,643	2,651	2,643
Touchdown Acquirer Inc.	Commodity Chemicals	First Lien Term Loan	SOFR+	2.50%	6.16%		2/21/2031		3,541	3,571	3,497
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.45%		9/15/2028		1,795	1,795	1,705
Trucordia Insurance Holdings LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.25%	6.92%		6/17/2032		1,895	1,767	1,753
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	7.77%		11/2/2027		1,795	1,773	1,714
UKG Inc.	Application Software	First Lien Term Loan	SOFR+	2.50%	6.17%		2/10/2031		4,788	4,791	4,582
Univision Communications Inc	Broadcasting	First Lien Term Loan	SOFR+	4.25%	7.95%		6/24/2029		2,643	2,662	2,638
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.78%		6/20/2028		2,643	2,512	2,496
ViaSat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.29%		5/30/2030		3,541	3,519	3,549
WideOpenWest Finance, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	3.00%	6.93%		12/11/2028		1,795	1,670	1,670
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		9/28/2029		2,643	2,621	2,566
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	6.92%		11/26/2031		2,643	2,629	2,564
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.17%		2/14/2032		4,778	4,768	4,426

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Total Portfolio Investments									$399,944	$411,323	$392,088
_______
(1) Represents the interest rate as of March 31, 2026. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2026, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 3.66%, the 90-day SOFR at 3.68% and the 180-day SOFR at 3.70%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of March 31, 2026 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of March 31, 2026.
(5) This investment was on non-accrual status as of March 31, 2026.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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

Both the cost and fair value of the Company's SLF JV I Notes were $112.7 million as of each of March 31, 2026 and September 30, 2025. The Company earned interest income of $3.0 million and $6.3 million on the SLF JV I Notes for the three and six months ended March 31, 2026, respectively. The Company earned interest income of $3.2 million and $6.7 million on the SLF JV I Notes for the three and six months ended March 31, 2025, respectively. As of March 31, 2026, the SLF JV I Notes

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

bore interest at a rate of one-month SOFR plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $54.8 million and $0.1 million, respectively, as of March 31, 2026, and $54.8 million and $11.9 million, respectively, as of September 30, 2025. The Company earned zero and $0.5 million in dividend income for the three and six months ended March 31, 2026, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $0.7 million and $1.4 million in dividend income for the three and six months ended March 31, 2025, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2026 and September 30, 2025 and for the three and six months ended March 31, 2026 and 2025:

	March 31, 2026	September 30, 2025
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2026: $411,323; cost September 30, 2025: $403,332)	$392,088	$384,364
Cash and cash equivalents	43,494	58,556
Restricted cash	2,779	2,023
Other assets	9,156	2,456
Total assets	$447,517	$447,399

Senior credit facility payable	$251,500	$252,500
SLF JV I Notes payable at fair value (proceeds March 31, 2026, 2025: $128,750; proceeds September 30, 2025: $128,750)	128,750	128,750
Other liabilities	67,112	52,496
Total liabilities	$447,362	$433,746
Members' equity	155	13,653
Total liabilities and members' equity	$447,517	$447,399

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Selected Statements of Operations Information:
Interest income	$6,723	$7,206	$14,826	$15,472
Other income	141	—	145	6
Total investment income	6,864	7,206	14,971	15,478
Senior credit facility and secured borrowing interest expense	3,204	3,058	6,847	6,683
SLF JV I Notes interest expense	3,475	3,683	7,174	7,619
Other expenses	87	116	164	193
Total expenses (1)	6,766	6,857	14,185	14,495
Net investment income	98	349	786	983
Net unrealized appreciation (depreciation)	4,089	(7,453)	(268)	(6,931)
Net realized gains (losses)	(13,468)	71	(13,415)	24
Net income (loss)	$(9,281)	$(7,033)	$(12,897)	$(5,924)
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
During the six months ended March 31, 2026 and 2025, the Company did not sell any senior secured debt investments to SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of March 31, 2026 and September 30, 2025, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of March 31, 2026, had a revolving period end date and maturity date of February 25, 2028 and August 25, 2028, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of March 31, 2026, borrowings under the Glick JV Facility bore interest at a rate equal to term SOFR plus 1.30% per annum. As of March 31, 2026 and September 30, 2025, $82.5 million and $80.5 million of borrowings were outstanding under the Glick JV Facility, respectively.
As of March 31, 2026 and September 30, 2025, the Glick JV had total assets of $142.2 million and $149.1 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 121 and 57 portfolio companies as of March 31, 2026 and September 30, 2025, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $41.5 million and $46.1 million in the aggregate at fair value as of March 31, 2026 and September 30, 2025, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
As of each of March 31, 2026 and September 30, 2025, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of March 31, 2026 and September 30, 2025, of which $73.5 million was from the Company. As of each of March 31, 2026 and September 30, 2025, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of each of March 31, 2026 and September 30, 2025, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Senior secured loans (1)	$132,054	$132,109
Weighted average current interest rate on senior secured loans (2)	7.14%	8.32%
Number of borrowers in the Glick JV	121	57
Largest loan exposure to a single borrower (1)	$4,088	$4,305
Total of five largest loan exposures to borrowers (1)	$13,609	$20,577
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of March 31, 2026

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.70%		8/19/2030		$1,542	$1,526	$1,402	(4)
Acosta Inc	Advertising	First Lien Term Loan	SOFR+	5.50%	9.22%		8/21/2031		845	835	828
Acrisure LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.00%	6.67%		11/6/2030		846	849	821
Aggreko Holdings Inc.	Trading Companies & Distributors	First Lien Term Loan	SOFR+	3.00%	6.66%		5/27/2031		898	898	900
AI Aqua Merger Sub Inc.	Specialized Consumer Services	First Lien Term Loan	SOFR+	2.50%	6.41%		7/31/2028		1,746	1,750	1,744
Albaugh LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	3.75%	7.42%		4/6/2029		546	546	528
Allied Universal Holdco LLC	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.92%		8/20/2032		1,542	1,551	1,544
Altice France SA	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	5.06%	8.74%		10/30/2028		838	830	836
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.20%		5/28/2032		1,144	1,136	1,139
Amspec Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.50%	7.20%		12/22/2031		598	599	598
Amynta Agency Borrower Inc	Property & Casualty Insurance	First Lien Term Loan	SOFR+	2.50%	6.17%		12/29/2031		1,147	1,151	1,132
Ankura Consulting Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.50%	7.17%		12/29/2031		846	832	810
Apex Group Treasury Ltd	Diversified Financial Services	First Lien Term Loan	SOFR+	3.50%	7.17%		2/27/2032		1,144	1,087	1,046
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.17%		2/15/2031		547	543	469	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.77%		8/19/2028		1,534	1,515	1,536	(4)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	7.92%		9/19/2030		598	600	593
Athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		2/15/2029		1,542	1,547	1,516
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		785	781	698	(4)(6)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		3,303	3,272	2,936	(4)(6)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	3.75%	7.42%		12/18/2030		1,549	1,550	1,555
BCPE Grill Parent, Inc.	Restaurants	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030		846	795	809
BCPE North Star US Holdco 2 Inc	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	7.78%		6/9/2028		846	844	844

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Beach Acquisition Bidco LLC	Footwear	First Lien Term Loan	SOFR+	3.25%	6.95%		9/12/2032		$848	$857	$851
Blackfin Pipeline LLC	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.00%	6.69%		9/29/2032		848	850	854
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	3.50%	7.17%		3/12/2029		1,542	1,552	1,525
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.25%	6.92%		8/29/2032		848	852	852
Bowlmor AMF Corp	Leisure Facilities	First Lien Term Loan	SOFR+	3.25%	6.92%		9/22/2032		1,139	1,122	1,043
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.67%		7/30/2031		846	844	786
Broadstreet Partners Group LLC	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.17%		6/13/2031		1,145	1,149	1,119
Brookfield Properties Retail Holding LLC	Retail REITs	First Lien Term Loan	SOFR+	3.50%	7.17%		5/30/2030		823	828	827
Cengage Learning Holdings II Inc	Education Services	First Lien Term Loan	SOFR+	3.00%	6.68%		3/24/2031		848	851	832
Chromalloy Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.25%	6.91%		3/27/2031		846	852	847
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.95%		3/24/2031		848	848	779
Clydesdale Acquisition Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.18%	6.84%		4/13/2029		850	851	813
Columbus McKinnon Corp.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.50%	7.20%		2/3/2033		773	765	771
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.17%		9/27/2029		846	838	849
CoorsTek Inc	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.00%	6.67%		10/28/2032		848	857	853
Cotiviti, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		3/26/2032		845	817	781
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	8.67%		10/14/2029		997	997	997
CRC Insurance Group LLC	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.45%		5/6/2031		625	620	618
Darktrace Finco US LLC	Application Software	First Lien Term Loan	SOFR+	3.25%	6.90%		10/9/2031		1,542	1,535	1,481
Dayforce Inc	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.00%	6.66%		2/4/2033		1,550	1,547	1,470
Delek US Holdings Inc.	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.50%	7.27%		11/19/2029		846	848	848
Dexko Global Inc	Auto Parts & Equipment	First Lien Term Loan	SOFR+	3.75%	7.68%		10/4/2028		846	841	831
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.92%		7/9/2032		848	854	848
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.18%		8/2/2029		1,467	1,464	1,473
Disco Parent Inc	Application Software	First Lien Term Loan	SOFR+	3.00%	6.67%		8/6/2032		1,546	1,557	1,521
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.67%		4/26/2029		1,550	1,537	1,342	(4)
Edelman Financial Engines Center LLC	Asset Management & Custody Banks	First Lien Term Loan	SOFR+	3.00%	6.67%		4/7/2028		846	850	846
EG Group Ltd.	Automotive Retail	First Lien Term Loan	SOFR+	3.25%	6.92%		1/30/2031		1,200	1,197	1,202
Eisner Advisory Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.67%		2/28/2031		846	854	808
Fertitta Entertainment LLC	Restaurants	First Lien Term Loan	SOFR+	3.25%	6.92%		1/27/2029		848	835	833
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	7.67%		9/15/2032		320	318	301
Five Star Lower Holding LLC	Food Retail	First Lien Term Loan	SOFR+	4.25%	7.92%		5/5/2029		846	845	832

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Flynn Restaurant Group LP	Restaurants	First Lien Term Loan	SOFR+	3.75%	7.42%		1/28/2032		$1,542	$1,553	$1,518
Freeport LNG Investments LLLP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.25%	6.92%		1/28/2033		1,150	1,144	1,152
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.12%		3/3/2033		750	739	737	(4)
Garda World Security Corp.	Security & Alarm Services	First Lien Term Loan	SOFR+	2.75%	6.42%		2/1/2029		1,147	1,156	1,141
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.50%	7.17%		9/20/2032		1,504	1,504	1,501
Gryphon Acquire NewCo LLC	Semiconductors	First Lien Term Loan	SOFR+	3.00%	6.67%		9/13/2032		1,550	1,563	1,553
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.02%		4/9/2029		846	835	719	(4)
Howden Group Holdings Ltd	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.42%		4/18/2030		848	851	829
Ineos AG	Commodity Chemicals	First Lien Term Loan	SOFR+	3.25%	6.92%		2/18/2030		547	447	480
Instructure Holdings Inc	Application Software	First Lien Term Loan	SOFR+	2.75%	6.44%		11/13/2031		1,144	1,147	1,101
Iridium Communications Inc	Alternative Carriers	First Lien Term Loan	SOFR+	2.25%	5.92%		9/20/2030		850	832	833
ITG Communications LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.75%	8.45%		7/9/2031		621	592	593
IVCE US LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	7.45%		12/12/2028		1,542	1,557	1,537
J&J Ventures Gaming LLC	Casinos & Gaming	First Lien Term Loan	SOFR+	3.50%	7.17%		4/26/2030		598	594	593
Jupiter Buyer Inc.	Construction & Engineering	First Lien Term Loan	SOFR+	4.00%	7.67%		11/3/2031		748	744	750
Kaseya Inc	Systems Software	First Lien Term Loan	SOFR+	3.25%	6.92%		3/20/2032		1,542	1,545	1,445
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.17%		8/15/2028		850	836	844
Kenan Advantage Group, Inc.	Cargo Ground Transportation	First Lien Term Loan	SOFR+	3.25%	6.92%		1/25/2029		846	840	837
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	7.42%		7/23/2032		1,497	1,508	1,343
KUEHG Corp	Education Services	First Lien Term Loan	SOFR+	2.75%	6.45%		6/12/2030		1,542	1,503	1,388
Lackawanna Energy Center LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	2.75%	6.42%		8/5/2032		1,102	1,113	1,106
Level 3 Communications Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.25%	6.92%		3/29/2032		850	854	851
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.00%	6.67%		12/2/2031		846	838	848
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.42%		8/25/2031		827	804	810	(4)
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	7.96%		6/1/2028		846	827	771
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.67%		3/1/2029		547	547	490	(4)
McGraw-Hill Education Inc	Publishing	First Lien Term Loan	SOFR+	2.75%	6.42%		8/6/2031		830	838	830
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.00%	6.67%		6/17/2031		1,542	1,532	1,476
MP Midco Holdings LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	6.50%	10.17%		3/29/2030		1,500	1,506	1,506	(4)
MRP Buyer LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.25%	6.95%		6/4/2032		58	57	58	(5)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
MRP Buyer LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.25%	6.95%		6/4/2032		$750	$747	$751
Neptune Bidco US Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.00%	8.76%		2/3/2033		1,325	1,318	1,267
New Blackboard, LLC	Application Software	Common Stock						23,520	—	85	24	(4)
New Blackboard, LLC	Application Software	Preferred Equity						12,582	—	137	120	(4)
Nexstar Media Inc.	Broadcasting	First Lien Term Loan	SOFR+	2.75%	6.43%		3/18/2033		625	619	619
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	4.00%	7.67%		7/31/2031		1,542	1,534	1,498
OAK-Eagle Acquireco Inc.	Interactive Home Entertainment	First Lien Term Loan	SOFR+	3.50%	7.17%		3/24/2033		1,225	1,207	1,219
OCM System One Buyer CTB LLC	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.50%	7.17%		3/2/2028		823	827	825
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.27%		2/23/2029		750	733	752
Parexel International Corp	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	2.75%	6.42%		12/9/2031		1,147	1,146	1,145
Pegasus Bidco BV	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	2.75%	6.40%		7/12/2029		823	819	822
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	7.45%		3/19/2032		846	839	832
Ping Identity Holding Corp.	Systems Software	First Lien Term Loan	SOFR+	2.75%	6.42%		10/31/2032		1,400	1,407	1,384
Pluralsight, LLC	Application Software	Common Stock						330,904	—	1,105	—	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.67%	1.50%	8/22/2029		673	673	662	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		1,201	1,110	60	(4)(6)
PointClickCare Technologies Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		11/3/2031		846	851	842
Pretzel Parent, Inc.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.17%		10/1/2031		1,691	1,680	1,645
Primo Brands Corp.	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	2.75%	6.42%		3/31/2031		425	423	426
Proampac PG Borrower LLC	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	7.78%		3/7/2033		1,175	1,157	1,138
Proofpoint, Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.70%		8/31/2028		997	986	967
RealPage Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	7.45%		4/24/2028		1,247	1,237	1,214
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.67%		4/5/2030		547	547	393	(4)
Restoration Hardware Inc	Homefurnishing Retail	First Lien Term Loan	SOFR+	3.35%	7.02%		10/20/2028		846	841	842
SCIH Salt Holdings Inc	Diversified Chemicals	First Lien Term Loan	SOFR+	2.75%	6.35%		1/31/2029		1,466	1,467	1,465
SCIL IV LLC	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	7.79%		10/29/2032		848	844	846
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.45%		12/16/2028		846	854	847
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.29%		6/30/2029		686	670	686
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.46%		6/30/2029		1,928	1,928	1,870
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	5.67%	5.00%	6/30/2029		1,154	1,154	1,056
SHO Holding I Corporation	Footwear	Common Stock						2,330	—	3,200	2,424
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.42%		5/12/2028		845	838	666
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.41%		9/4/2029		848	826	773	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.70%		9/27/2030		1,542	1,519	1,527

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Stonepeak Bayou Holdings LP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	2.75%	6.45%		9/24/2032		$550	$507	$536
STS Operating Inc	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.00%	7.77%		3/25/2031		846	847	847
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.42%		3/15/2030		731	713	722
Summit Acquisition Inc.	Multi-Sector Holdings	First Lien Term Loan	SOFR+	3.50%	7.17%		10/16/2031		873	874	873
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.17%		3/2/2030		846	851	846
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.45%		9/15/2028		547	547	520
Trucordia Insurance Holdings LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.25%	6.92%		6/17/2032		623	581	577
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	7.77%		11/2/2027		547	540	522
UKG Inc.	Application Software	First Lien Term Loan	SOFR+	2.50%	6.17%		2/10/2031		1,542	1,545	1,476
Univision Communications Inc	Broadcasting	First Lien Term Loan	SOFR+	4.25%	7.95%		6/24/2029		846	851	844
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.78%		6/20/2028		846	800	799
Viasat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.29%		5/30/2030		1,144	1,135	1,147
WideOpenWest Finance, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	3.00%	6.93%		12/11/2028		547	502	509
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.42%		9/28/2029		846	839	821
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	6.92%		11/26/2031		846	840	820
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.17%		2/14/2032		1,497	1,496	1,387
Total Portfolio Investments									$132,054	$135,671	$129,410
__________
(1) Represents the interest rate as of March 31, 2026. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2026, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 3.66%, the 90-day SOFR at 3.68% and the 180-day SOFR at 3.70%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of March 31, 2026 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of March 31, 2026.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of March 31, 2026.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.51%		4/9/2029		$3,880	$3,821	$3,487	(4)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.75%	7.92%		2/15/2029		4,305	4,277	4,321
Inmar Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.66%		10/30/2031		1,985	1,990	1,986
INW Manufacturing, LLC	Personal Care Products	First Lien Term Loan	SOFR+	5.75%	10.01%		3/25/2027		2,000	1,985	1,833	(4)
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.66%		8/15/2028		3,542	3,471	3,555
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.07%		7/23/2032		1,501	1,513	1,505
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.26%		10/30/2028		1,982	1,930	1,633	(4)
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.50%	7.66%		12/2/2031		1,210	1,198	1,213
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.75%	7.91%		7/29/2029		3,960	3,921	4,000
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.06%		8/25/2031		3,747	3,635	3,727	(4)
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	8.26%		6/1/2028		1,501	1,464	1,468
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.22%		3/1/2029		1,985	1,983	1,902	(4)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.41%		6/17/2031		3,465	3,445	3,466
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	7.80%		2/23/2029		750	731	733
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.01%		2/1/2028		389	389	329
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	4.00%	8.14%		8/1/2032		2,949	2,921	2,908
Pluralsight, LLC	Application Software	Common Stock						330,904		1,105	616	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029		670	670	670	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.70%	8/22/2029		1,122	1,122	1,122	(4)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/5/2030		2,449	2,443	2,129	(4)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	3.00%	7.20%		1/31/2029		1,470	1,470	1,473
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.78%		6/30/2029		690	664	666
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.78%		6/30/2029		1,938	1,938	1,833
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	6.43%	5.00%	6/30/2029		1,135	1,135	1,011
SHO Holding I Corporation	Footwear	Common Stock						2,041		3,194	1,940
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.91%		5/12/2028		1,995	1,973	1,700
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.05%		9/4/2029		1,514	1,468	1,439	(4)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.00%		9/27/2030		3,940	3,881	3,945	(4)
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.91%		3/15/2030		912	886	907
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	7.75%		9/15/2028		2,475	2,475	2,435
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	8.26%		11/2/2027		748	736	736
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.28%		6/20/2028		1,501	1,459	1,437
Viasat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.75%		5/30/2030		2,000	1,983	1,973
Wilsonart LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.25%		8/5/2031		2,000	1,980	1,940

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.96%		10/26/2029		$1,995	$1,939	$1,960	(4)
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.66%		2/14/2032		1,505	1,503	1,497
Total Portfolio Investments									$132,109	$135,083	$128,651
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

The cost and fair value of the Company's aggregate investment in the Glick JV was $53.9 million and $41.5 million, respectively, as of March 31, 2026. The cost and fair value of the Company's aggregate investment in the Glick JV was $53.1 million and $46.1 million, respectively, as of September 30, 2025. For the three and six months ended March 31, 2026, the Company's investment in the Glick JV Notes earned interest income of $1.6 million and $3.3 million, respectively. For the three and six months ended March 31, 2025, the Company's investment in the Glick JV Notes earned interest income of $1.7 million and $3.4 million, respectively. The Company did not earn dividend income for the three and six months ended March 31, 2026 and 2025 with respect to its investment in the LLC equity interest of the Glick JV. As of March 31, 2026, the Glick JV Notes bore interest at a rate of one-month SOFR plus 4.50% per annum and will mature on October 20, 2028.
Below is certain summarized financial information for the Glick JV as of March 31, 2026 and September 30, 2025 and for the three and six months ended March 31, 2026 and 2025:

	March 31, 2026	September 30, 2025
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2026: $135,671; cost September 30, 2025: $135,083)	$129,410	$128,651
Cash and cash equivalents	8,587	18,752
Restricted cash	882	650
Receivables from unsettled transactions	2,267	—
Other assets	1,041	1,070
Total assets	$142,187	$149,123

Senior credit facility payable	$82,500	$80,500
Glick JV Notes payable at fair value (proceeds March 31, 2026: $66,685; proceeds September 30, 2025: $66,685)	47,464	52,640
Payables from unsettled transactions	10,434	14,002
Other liabilities	1,789	1,981
Total liabilities	$142,187	$149,123
Members' equity	—	—
Total liabilities and members' equity	$142,187	$149,123

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Selected Statements of Operations Information:
Interest income	$2,422	$2,765	$5,109	$5,963
Fee income	—	—	3	4
Total investment income	2,422	2,765	5,112	5,967
Senior credit facility and secured borrowing interest expense	1,042	1,159	2,238	2,584
Glick JV Notes interest expense	1,383	1,490	2,873	3,103
Other expenses	38	46	75	87
Total expenses (1)	2,463	2,695	5,186	5,774
Net investment income	(41)	70	(74)	193
Net unrealized appreciation (depreciation)	2,408	(52)	5,346	(390)
Realized gain (loss)	(2,367)	(18)	(5,272)	197
Net income (loss)	$—	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the six months ended March 31, 2026 and 2025, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three and six months ended March 31, 2026, the Company recorded total fee income of $1.3 million and $4.3 million, respectively, of which less than $0.1 million and $0.1 million, respectively, was recurring in nature. For the three and six months ended March 31, 2025, the Company recorded total fee income of $1.7 million and $3.4 million, respectively, of which less than $0.1 million and $0.2 million, respectively, was recurring in nature.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2026 and 2025:

(Share amounts in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(18,889)	$(36,249)	$(13,281)	$(29,010)
Weighted average common shares outstanding — basic and diluted	88,086	85,916	88,086	84,061
Earnings (loss) per common share — basic and diluted	$(0.21)	$(0.42)	$(0.15)	$(0.35)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2026:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2025	88,086	$881	$2,350,075	$(885,143)	$1,465,813
Net investment income	—	—	—	36,703	36,703
Net unrealized appreciation (depreciation)	—	—	—	(32,418)	(32,418)
Net realized gains (losses)	—	—	—	1,342	1,342
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(19)	(19)
Distributions to stockholders	—	—	—	(35,234)	(35,234)
Issuance of common stock under dividend reinvestment plan	89	1	1,136	—	1,137
Repurchase of common stock under dividend reinvestment plan	(89)	(1)	(1,136)	—	(1,137)
Balance as of December 31, 2025	88,086	881	2,350,075	(914,769)	1,436,187
Net investment income	—	—	—	34,362	34,362
Net unrealized appreciation (depreciation)	—	—	—	(39,338)	(39,338)
Net realized gains (losses)	—	—	—	(13,610)	(13,610)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(303)	(303)
Distributions to stockholders	—	—	—	(35,234)	(35,234)
Issuance of common stock under dividend reinvestment plan	98	1	1,139	—	1,140
Repurchase of common stock under dividend reinvestment plan	(98)	(1)	(1,139)	—	(1,140)
Balance as of March 31, 2026	88,086	$881	$2,350,075	$(968,892)	$1,382,064

The following table presents the changes in net assets for the three and six months ended March 31, 2025:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2024	82,245	$822	$2,264,449	$(777,460)	$1,487,811
Net investment income	—	—	—	44,302	44,302
Net unrealized appreciation (depreciation)	—	—	—	(19,614)	(19,614)
Net realized gains (losses)	—	—	—	(17,310)	(17,310)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(139)	(139)
Distributions to stockholders	—	—	—	(45,235)	(45,235)
Issuance of common stock under dividend reinvestment plan	95	1	1,454	—	1,455
Repurchase of common stock under dividend reinvestment plan	(95)	(1)	(1,454)	—	(1,455)
Balance as of December 31, 2024	82,245	$822	$2,264,449	$(815,456)	$1,449,815
Net investment income	—	—	—	39,055	39,055
Net unrealized appreciation (depreciation)	—	—	—	(82,023)	(82,023)
Net realized gains (losses)	—	—	—	6,705	6,705
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	14	14
Distributions to stockholders	—	—	—	(41,400)	(41,400)
Issuance of common stock under dividend reinvestment plan	276	3	4,286	—	4,289
Repurchase of common stock under dividend reinvestment plan	(276)	(3)	(4,286)	—	(4,289)
Issuance of common stock in private placement	5,672	57	99,943	—	100,000
Issuance of common stock in connection with the "at the market" offering	169	2	2,945	—	2,947
Balance as of March 31, 2025	88,086	$881	$2,367,337	$(893,105)	$1,475,113

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2026 and 2025:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2025	December 15, 2025	December 31, 2025	$0.40	$34.1	million	89,143	(1)	$1.1	million
Quarterly	January 26, 2026	March 16, 2026	March 31, 2026	0.40	$34.1	million	98,293	(1)	$1.2	million
Total for the six months ended March 31, 2026				$0.80	$68.2	million	187,436		$2.3	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	$0.55	$43.8	million	94,970	(1)	$1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	$0.40	$31.5	million	234,752	(1)	$3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	$0.07	$5.6	million	41,082	(1)	$0.6	million
Total for the six months ended March 31, 2025				$1.02	$80.9	million	370,804		$5.7	million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Issuances
During the three and six months ended March 31, 2026 and 2025, the Company did not issue any shares of common stock as part of the DRIP.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

In connection with the "at the market" offering, the Company did not issue and sell any shares of common stock during the six months ended March 31, 2026.
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

As of March 31, 2026, the size of the Syndicated Facility was $1.16 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.50 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of March 31, 2026, (i) the period during which the Company may make drawings will expire on April 8, 2029 and the maturity date is April 8, 2030 and (ii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at the Company’s option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of March 31, 2026, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of March 31, 2026 and September 30, 2025, the Company had $540.0 million and $545.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $540.0 million and $545.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 5.798% and 6.651% for the six months ended March 31, 2026 and 2025, respectively. For the three and six months ended March 31, 2026, the Company recorded interest expense (inclusive of fees) of $10.4 million and $20.7 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2025, the Company recorded interest expense (inclusive of fees) of $8.4 million and $17.8 million, respectively, related to the Syndicated Facility.
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
2025 Notes
On February 25, 2020, the Company issued $300.0 million in aggregate principal amount of the 3.500% notes due 2025 (the "2025 Notes") for net proceeds of $293.8 million after deducting OID of $2.5 million, underwriting commissions and discounts of $3.0 million and offering costs of $0.7 million. The OID on the 2025 Notes was amortized based on the effective interest method over the term of the 2025 Notes.
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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2026, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2026, the Company did not repurchase any of the 2029 Notes in the open market.
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
2030 Notes
On February 27, 2025, the Company issued $300.0 million in aggregate principal amount of the 2030 Notes for net proceeds of $296.3 million after deducting OID of less than $0.1 million, underwriting commissions and discounts of

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
Interest on the 2030 Notes is paid semi-annually on February 27 and August 27 at a rate of 6.340% per annum. The 2030 Notes mature on February 27, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2030 Notes can require the Company to repurchase the 2030 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2030 Notes Indenture. The 2030 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and six months ended March 31, 2026, the Company did not repurchase any of the 2030 Notes in the open market.
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
The below table presents the components of the carrying value of the 2027 Notes, the 2029 Notes and the 2030 Notes as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026			As of September 30, 2025
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2027 Notes	2029 Notes	2030 Notes
Principal	$350.0	$300.0	$300.0	$350.0	$300.0	$300.0
Unamortized financing costs	(0.6)	(1.9)	(2.9)	(1.0)	(2.2)	(3.3)
Unaccreted discount	(0.2)	(1.8)	—	(0.2)	(2.1)	—
Interest rate swap fair value adjustment	(7.9)	2.2	4.8	(12.2)	4.8	8.1
Net carrying value	$341.3	$298.5	$301.9	$336.6	$300.5	$304.8
Fair Value	$340.8	$302.2	$292.7	$339.8	$314.5	$301.1

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The below table presents the components of interest and other debt expenses related to the 2027 Notes, the 2029 Notes and the 2030 Notes for the three and six months ended March 31, 2026:

	2027 Notes		2029 Notes		2030 Notes
($ in millions)	Three months ended March 31, 2026	Six months ended March 31, 2026	Three months ended March 31, 2026	Six months ended March 31, 2026	Three months ended March 31, 2026	Six months ended March 31, 2026
Coupon interest	$2.4	$4.7	$5.3	$10.6	$4.7	$9.5
Amortization of financing costs and discount	0.2	0.5	0.3	0.6	0.2	0.4
Effect of interest rate swap	2.6	5.5	(0.2)	—	(0.4)	(0.3)
Total interest expense	$5.2	$10.7	$5.4	$11.2	$4.5	$9.6
Coupon interest rate (net of effect of interest rate swaps)	5.636%	5.788%	6.882%	7.023%	5.847%	6.089%
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2026 and 2025.

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$(18,889)	$(36,249)	$(13,281)	$(29,010)
Net unrealized (appreciation) depreciation	39,338	82,023	71,756	101,637
Book/tax difference due to capital losses suspended (utilized)	30,254	298	29,781	12,591
Other book/tax differences	(12,118)	(15,131)	(15,800)	(4,240)
Taxable/Distributable Income (1)	$38,585	$30,941	$72,456	$80,978
 __________
(1) The Company's taxable income for the three and six months ended March 31, 2026 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2026. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of March 31, 2026, $6.4 million of deferred tax assets would not more likely than not be realized in future periods.
For the three months ended March 31, 2026, the Company recognized an expense for income tax related to realized and unrealized gains (losses) of $0.3 million, which was composed of current income tax expense. The Company also recognized an expense for income tax related to net investment income of less than $0.1 million, which was composed of deferred income tax expense. For the three months ended March 31, 2025, the Company recognized an expense for income tax related to net investment income of $0.3 million, which was composed primarily of a current income tax expense.
For the six months ended March 31, 2026, the Company recognized an expense for income tax related to realized and unrealized gains (losses) of $0.3 million, which was composed of current income tax expense. The Company also recognized an expense for income tax related to net investment income of less than $0.1 million, which was composed of deferred income tax expense. For the six months ended March 31, 2025, the Company recognized an expense for income tax related to net investment income of $0.5 million and an expense for income tax related to realized and unrealized gains (losses) of $0.1 million, which were composed primarily of current income tax expense.
As of September 30, 2025, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$2,986
Net realized capital losses	(646,358)
Unrealized losses, net	(241,771)
Accumulated overdistributed earnings	$(885,143)
The aggregate cost of investments for U.S. federal income tax purposes was $3,088.8 million as of September 30, 2025. As of September 30, 2025, the aggregate gross unrealized appreciation for all investments in which there was an excess of value

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

over cost for U.S. federal income tax purposes was $758.8 million. As of September 30, 2025, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $1,000.6 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $241.8 million.

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
During the three months ended March 31, 2026, the Company recorded an aggregate net realized loss of $13.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Astra Acquisition Corp	$(16.2)
LABL Inc.	(6.8)
Athenahealth Inc.	6.9
Foreign currency forward contracts	3.6
Other, net	(1.1)
Total, net	$(13.6)
During the three months ended March 31, 2025, the Company recorded an aggregate net realized gain of $6.7 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$7.9
FinThrive Software Intermediate Holdings Inc	(2.8)
Other, net	1.6
Total, net	$6.7
During the six months ended March 31, 2026, the Company recorded an aggregate net realized loss of $12.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Astra Acquisition Corp	$(16.2)
LABL Inc.	(6.8)
Athenahealth Inc.	6.9
Foreign currency forward contracts	4.8
Other, net	(1.0)
Total, net	$(12.3)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
During the three months ended March 31, 2026 and 2025, the Company recorded net unrealized depreciation of $39.3 million and $82.0 million, respectively. For the three months ended March 31, 2026, this consisted of $45.4 million of net unrealized depreciation on debt investments and $18.6 million of net unrealized depreciation on equity investments, partially offset by $22.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.3 million of net unrealized appreciation of foreign currency cash and forward contracts. For the three months ended March 31, 2025, this consisted of $63.0 million of net unrealized depreciation on debt investments, $14.7 million of net unrealized depreciation of foreign currency forward contracts and $10.0 million of net unrealized depreciation on equity investments, partially offset by $5.7 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
During the six months ended March 31, 2026 and 2025, the Company recorded net unrealized depreciation of $71.8 million and $101.6 million, respectively. For the six months ended March 31, 2026, this consisted of $59.8 million of net unrealized depreciation on debt investments and $34.1 million of net unrealized depreciation on equity investments, partially offset by $19.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.4 million of net unrealized appreciation of foreign currency cash and forward contracts. For the six months ended March 31, 2025, this consisted of $85.7 million of net unrealized depreciation on debt investments, $28.2 million of net unrealized depreciation on equity investments and $4.2 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $16.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
Note 9. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances are in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 10. Related Party Transactions

As of March 31, 2026 and September 30, 2025, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $7.1 million and $12.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
Investment Advisory Agreement
The Company is party to the Investment Advisory Agreement. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three and six months ended March 31, 2026, the base management fee incurred under the Investment Advisory Agreement was $7.1 million and $14.7 million, respectively. For the three and six months ended March 31, 2025, the base management fee incurred under the Investment Advisory Agreement was $7.3 million (net of waiver) and $14.7 million (net of waiver), respectively.
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID debt, instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In addition, pre-incentive fee net investment income does not include any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in pre-incentive fee net investment income.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

For the three and six months ended March 31, 2026, the Part I incentive fee incurred under the Investment Advisory Agreement was zero and $1.2 million, respectively. For the three and six months ended March 31, 2025, the Part I incentive fee incurred under the Investment Advisory Agreement was zero (net of waiver) and $1.5 million (net of waiver), respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of March 31, 2026, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the three and six months ended March 31, 2026 and 2025, the Company did not incur any capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2026 and 2025, there were no accrued capital gains incentive fees. As of March 31, 2026, the total accrued capital gains incentive fee liability was zero.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
For the three months ended March 31, 2026 and 2025, the Company accrued administrative expenses of $0.8 million and $0.5 million, respectively, including $0.2 million and $0.1 million of general and administrative expenses, respectively. For the six months ended March 31, 2026 and 2025, the Company accrued administrative expenses of $1.5 million and $1.0 million, respectively, including $0.3 million and $0.2 million of general and administrative expenses, respectively.
As of March 31, 2026 and September 30, 2025, $2.1 million and $1.6 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Net asset value per share at beginning of period	$16.30	$17.63	$16.64	$18.09
Net investment income (1)	0.39	0.45	0.81	0.99
Net unrealized appreciation (depreciation) (1)(7)	(0.45)	(0.94)	(0.82)	(1.18)
Net realized gains (losses) (1)	(0.15)	0.08	(0.14)	(0.13)
Distributions of net investment income to stockholders	(0.40)	(0.47)	(0.80)	(1.02)
Net asset value per share at end of period	$15.69	$16.75	$15.69	$16.75
Per share market value at beginning of period	$12.74	$15.28	$13.05	$16.31
Per share market value at end of period	$11.30	$15.36	$11.30	$15.36
Total return (2)	(8.24)%	3.56%	(7.61)%	0.50%
Common shares outstanding at beginning of period	88,086	82,245	88,086	82,245
Common shares outstanding at end of period	88,086	88,086	88,086	88,086
Net assets at beginning of period	$1,436,187	$1,449,815	$1,465,813	$1,487,811
Net assets at end of period	$1,382,064	$1,475,113	$1,382,064	$1,475,113
Average net assets (3)	$1,420,478	$1,489,507	$1,441,552	$1,486,543
Ratio of net investment income to average net assets (3)(6)	9.81%	10.63%	9.89%	11.25%
Ratio of total expenses to average net assets (3)(6)	10.28%	12.29%	10.35%	12.73%
Ratio of net expenses to average net assets (3)(6)	10.28%	10.41%	10.35%	10.84%
Ratio of portfolio turnover to average investments at fair value	7.11%	10.05%	17.87%	20.60%
Weighted average outstanding debt (4)	$1,612,444	$1,610,667	$1,583,132	$1,654,560
Average debt per share (1)	$18.31	$18.75	$17.97	$19.68
Asset coverage ratio at end of period (5)	192.20%	198.34%	192.20%	198.34%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,490.0 million and $1,478.1 million as of March 31, 2026 and 2025, respectively.
(6)	Interim periods are annualized.
(7)	The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and six months ended March 31, 2026 and 2025 as it includes the effect of the timing of equity issuances.
Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into International Swaps and Derivatives Association, Inc. Master Agreements (the "ISDA Master Agreements") with its derivative counterparties, BNP Paribas, ING Capital Markets LLC, JPMorgan Chase Bank, N.A, Royal Bank of Canada and Wells Fargo Bank, N.A. The ISDA Master Agreements permit a single net payment, with each counterparty, in the event of a default or similar event. As of March 31, 2026, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparties with respect to the Company's forward currency contracts.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2026.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$5,569	C$	7,526	6/11/2026	$160	$—	Derivative asset
Foreign currency forward contract	$181,521		€156,048	6/11/2026	1,150	—	Derivative asset
Foreign currency forward contract	$2,683		€2,306	6/11/2026	18	—	Derivative asset
Foreign currency forward contract	$50		€43	6/11/2026	—	—	Derivative asset
Foreign currency forward contract	€800		$929	6/11/2026	—	4	Derivative asset
Foreign currency forward contract	$64,636		£48,028	6/11/2026	1,314	—	Derivative asset
Foreign currency forward contract	$5,067		¥795,232	6/11/2026	39	—	Derivative asset
Foreign currency forward contract	$8,727	kr	79,817	6/11/2026	319	—	Derivative asset
					$3,000	$4
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$173,478		€146,324	3/12/2026	$55	$—	Derivative asset
Foreign currency forward contract	$5,427	C$	7,442	3/12/2026	40	—	Derivative asset
Foreign currency forward contract	$5,450		¥785,888	3/12/2026	46	—	Derivative asset
Foreign currency forward contract	$8,976	kr	83,244	12/11/2025	86	—	Derivative asset
Foreign currency forward contract	$37,547		£27,697	12/11/2025	256	—	Derivative asset
Foreign currency forward contract	$8,868		£6,534	12/11/2025	70	—	Derivative asset
					$553	$—
In connection with the issuance of the 2027 Notes, 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada and BNP Paribas pursuant to ISDA Master Agreements. As of March 31, 2026 and September 30, 2025, the Company paid $15.6 million and $15.6 million, respectively, to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of March 31, 2026.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$7,916	Derivative liability
Interest rate swap	300,000	2/15/2029	2,183	—	Derivative liability
Interest rate swap	300,000	2/27/2030	4,863	—	Derivative asset
			$7,046	$7,916
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$12,150	Derivative liability
Interest rate swap	300,000	2/15/2029	4,821	—	Derivative liability
Interest rate swap	300,000	2/27/2030	8,160	—	Derivative asset
			$12,981	$12,150

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2026, the Company's off-balance sheet arrangements consisted of $276.7 million of unfunded commitments, which was composed of $249.6 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. All of the $276.7 million of unfunded commitments can be drawn immediately. As of September 30, 2025, the Company's off-balance sheet arrangements consisted of $286.0 million of unfunded commitments, which was comprised of $258.9 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $258.9 million, approximately $246.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of March 31, 2026 and September 30, 2025 is shown in the table below:

	March 31, 2026	September 30, 2025
Hologic, Inc.	$24,787	$—
107-109 Beech OAK22 LLC	14,496	13,567
OCSI Glick JV LLC	13,998	13,998
Senior Loan Fund JV I, LLC	13,125	13,125
PPW Aero Buyer, Inc.	12,692	13,574
EMPIRE BIDCO AB	10,630	10,609
Truck-Lite Co., LLC	9,115	10,259
Pluralsight, LLC	8,688	8,688
Integrity Marketing Acquisition, LLC	8,248	8,870
Pike Corporation	7,289	—
Spruce Bidco I Inc.	7,211	9,271
Creek Parent, Inc.	6,855	6,855
Digital.AI Software Holdings, Inc.	6,045	5,238
Draken International, LLC	5,873	5,873
Enverus Holdings, Inc.	5,632	2,140
PetVet Care Centers, LLC	5,493	13,732
Sorenson Communications, LLC	5,409	5,409
Everbridge, Inc.	5,043	5,043
Monotype Imaging Holdings Inc.	4,803	7,176
PAI Financing Merger Sub LLC	4,689	5,210
Thrive Bidco Limited	4,458	—
AVSC Holding Corp.	4,383	5,539
TBRS, Inc.	4,337	4,209
NFO Orange Buyer LLC	3,915	—
eShipping, LLC	3,498	—
ASP Integrity Acquisition Co LLC	3,435	5,042
MRI Software LLC	3,410	4,092
WP CPP Holdings, LLC	3,272	3,272
F&M Buyer LLC	3,212	3,212
Tequilas Premium, Inc.	3,116	—
Poseidon Midco AB	2,833	8,144
Premium Parent, LLC	2,754	—
Bayou Intermediate II, LLC	2,707	5,509
Kings Buyer, LLC	2,426	5,821

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	March 31, 2026	September 30, 2025
Whitney Merger Sub, Inc.	$2,388	$2,388
Kite Midco II Inc.	2,374	2,374
Spanx, LLC	2,185	2,267
Crewline Buyer, Inc.	2,180	2,180
Protein For Pets Opco, LLC	2,117	1,545
Coupa Holdings, LLC	2,075	2,075
Grand River Aseptic Manufacturing, Inc.	1,946	2,594
Next Holdco, LLC	1,924	7,051
LDS Buyer, LLC	1,910	1,908
iCIMs, Inc.	1,868	1,545
Nellson Nutraceutical, LLC	1,818	2,241
Inventus Power, Inc.	1,770	2,907
Icefall Parent, Inc.	1,765	1,765
Optimizely North America Inc.	1,694	1,694
Evergreen IX Borrower 2023, LLC	1,626	1,626
Bamboo IDE8 Insurance Services, LLC	1,577	—
Sierra Enterprises, LLC	1,424	1,424
Centralsquare Technologies, LLC	1,404	1,404
Berner Food & Beverage, LLC	1,398	1,998
LSL Holdco, LLC	1,272	848
Lightbox Intermediate, L.P.	1,237	1,268
Dialyze Holdings, LLC	1,232	1,232
Resistance Holdings, Inc.	1,095	—
MHE Intermediate Holdings, LLC	1,071	1,071
Legends Hospitality Holding Company, LLC	994	2,909
Grove Hotel Parcel Owner, LLC	881	1,762
Silk Holdings III LLC	808	—
Telestream 2 LLC	745	745
CIELO BIDCO LIMITED	738	1,555
Jeppesen Holdings, LLC	726	—
Minotaur Acquisition, Inc.	706	1,882
USIC Holdings, Inc.	650	1,812
MRO Florida, Inc.	605	—
All Web Leads, Inc.	360	360
SIO2 Medical Products, Inc.	158	238
ASP-R-PAC Acquisition Co LLC	66	287
Eyesouth Eye Care Holdco LLC	16	2,817
BAART Programs, Inc.	6	—
BioXcel Therapeutics, Inc.	—	7,506
SumUp Holdings Luxembourg	—	5,101
Verona Pharma, Inc.	—	4,568
Mindbody, Inc.	—	4,027
Galileo Parent, Inc.	—	1,596
Total	$276,686	$286,047

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2026, except as discussed below.
Distribution Declaration
On April 27, 2026, the Company’s Board of Directors declared quarterly and supplemental distributions of $0.30 per share and $0.04 per share, respectively, payable in cash on June 30, 2026 to stockholders of record on June 15, 2026.

Oaktree Specialty Lending Corporation                    Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2026
(unaudited)

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2025	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2026	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	25,889	—	—	25,889	1.9%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						1,254,990		—	—	3,671	94	(1,883)	1,882	0.1%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	10,466	222	—	10,688	0.8%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.77%		8/28/2025		$6,967	—	154	5,351	1,781	(163)	6,969	0.5%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,779	—	—	—	1,278	—	1,278	0.1%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.30%		10/20/2028		58,349	—	3,257	46,060	744	(5,277)	41,527	3.0%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	10.80%		12/29/2028		112,656	—	6,277	112,656	—	—	112,656	8.2%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	525	11,946	—	(11,809)	137	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,872	—	—	1,130	—	(452)	678	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		21,430	—	—	6,074	—	(2,324)	3,750	0.3%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		4,248	—	(1)	1,204	—	(461)	743	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,859	—	—	543	—	(218)	325	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,808	—	—	528	—	(212)	316	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		867	—	—	842	25	—	867	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		850	—	—	825	25	—	850	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		846	—	—	563	288	(5)	846	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		812	—	5	—	806	6	812	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		642	—	—	—	642	—	642	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	—	—	—	—	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$227,985	$—	$10,217	$227,748	$5,905	$(22,798)	$210,855	15.3%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	7.80%		9/29/2026		$1,653	$—	$80	$1,650	$15	$(78)	$1,587	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	8.80%		3/29/2027		3,711	—	196	3,533	29	(36)	3,526	0.3%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		4,014	—	1	3,347	—	(1,641)	1,706	0.1%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	7.77%		3/30/2026		1,440	—	70	1,386	13	(31)	1,368	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	1,622	—	(1,622)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	1,496	—	—	1,496	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		4,849	179	—	3,438	192	(490)	3,140	0.2%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		—	42	—	14,197	—	(14,197)	—	—%

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2025	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2026	% of Total Net Assets
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		$8,907	$—	$372	$—	$14,238	$(5,319)	$8,919	0.6%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		10,843	—	—	—	3,991	—	3,991	0.3%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	9.90%		6/7/2028		17,080	—	872	17,123	—	(43)	17,080	1.2%
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	6.25%			6/7/2028		—	—	22	—	10	(10)	—	—%
Telestream 2 LLC	Application Software	Common Stock						744,491		—	—	7,207	—	(3,805)	3,402	0.2%
Thrasio, LLC	Application Software	First Lien Term Loan	SOFR+	10.00%		11.93%	6/18/2029		6,757	—	507	—	7,584	(827)	6,757	0.5%
Thrasio, LLC	Application Software	First Lien Term Loan	SOFR+	10.00%			6/18/2029		23,271	—	—	—	18,870	(253)	18,617	1.3%
Thrasio, LLC	Application Software	Common Stock						321,058		—	—	—	1,748	—	1,748	0.1%
Total Affiliate Investments									$82,525	$221	$2,120	$54,999	$46,690	$(28,352)	$73,337	5.3%
Total Control & Affiliate Investments									$310,510	$221	$12,337	$282,747	$52,595	$(51,150)	$284,192	20.6%

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

Oaktree Specialty Lending Corporation                    Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2025
(unaudited)

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2024	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2025	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	27,638	—	(1,749)	25,889	1.8%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						3,137,476		—	—	3,357	157	—	3,514	0.2%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	12,247	—	(1,559)	10,688	0.7%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		$—	1	—	11,360	2,570	(13,930)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		—	12	—	(1,028)	1,028	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Revolver	SOFR+	5.00%			8/28/2025		—	—	—	4,546	1,028	(5,574)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			8/28/2025		6,967	—	—	—	5,351	—	5,351	0.4%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			8/28/2025		12,465	—	—	—	13,182	(13,182)	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock						30,031		—	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	4.50%	8.94%		10/20/2028		58,349	—	3,389	48,896	687	(2,256)	47,327	3.2%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	7.00%	11.44%		12/29/2028		112,656	—	6,666	112,656	—	—	112,656	7.6%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	1,400	22,541	—	(6,575)	15,966	1.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,537	—	102	3,332	139	(2,374)	1,097	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		19,009	—	601	17,907	601	(12,615)	5,893	0.4%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,768	—	112	3,550	112	(2,494)	1,168	0.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,698	—	49	1,600	49	(1,122)	527	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,652	—	21	—	1,604	(1,092)	512	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		317	—	—	—	324	(8)	316	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	20,802	—	(20,802)	—	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$220,418	$13	$12,340	$289,404	$26,832	$(85,332)	$230,904	15.7%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	6.40%	2.00%	9/29/2026		$1,837	$—	$94	$1,741	$33	$(16)	$1,758	0.1%
All Web Leads, Inc.	Advertising	First Lien Term Loan	SOFR+	5.00%	7.40%	2.00%	3/29/2027		3,674	—	205	3,463	66	(31)	3,498	0.2%
All Web Leads, Inc.	Advertising	First Lien Term Loan				10.00%	3/29/2028		3,722	—	—	3,183	—	—	3,183	0.2%
All Web Leads, Inc.	Advertising	First Lien Revolver	SOFR+	4.00%	8.40%		3/30/2026		1,440	—	81	1,506	13	(133)	1,386	0.1%
All Web Leads, Inc.	Advertising	Common Stock						11,499	—	—	—	1,622	—	—	1,622	0.1%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	1,246	125	—	1,371	0.1%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,249	—	—	4,087	—	(519)	3,568	0.2%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		21,673	333	—	18,235	—	(2,146)	16,089	1.1%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Caregiver Services, Inc.	Health Care Services	Preferred Equity						1,080,398		(288)	—	594	281	(875)	—	—%
Total Affiliate Investments									$37,595	$45	$380	$35,677	$518	$(3,720)	$32,475	2.2%
Total Control & Affiliate Investments									$258,013	$58	$12,720	$325,081	$27,350	$(89,052)	$263,379	17.9%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2025.
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
•the cost or potential outcome of any litigation to which we may be a party; and
•the impact of current global economic conditions, including those caused by inflation, an elevated (but decreasing) interest rate environment and geopolitical events or all of the foregoing.
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

Business Environment and Developments

Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. Various macroeconomic headwinds remain, including current geopolitical conflicts, particularly the escalation of conflict in the Middle East, signs of an economic slowdown outside the United States, persistent inflation, threats of additional tariffs and a trade war and ongoing technology disruption, including the rapid development and adoption of artificial intelligence. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of March 31, 2026 and September 30, 2025 was determined by Oaktree, as the Board of Directors' valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of March 31, 2026, 99.9% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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

As of March 31, 2026, we held $2,766.4 million of investments at fair value, down from $2,847.8 million held at September 30, 2025, primarily driven by realized and unrealized losses during the six months ended March 31, 2026. As of March 31, 2026 and September 30, 2025, approximately 95.6% and 94.8%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2026, there were ten investments on non-accrual status that in the aggregate represented 5.9% and 2.6% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there were ten investments on non-accrual status that in aggregate represented 6.5% and 3.0% of total debt investments at cost and fair value, respectively.
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

During the six months ended March 31, 2026, we originated $520.7 million of investment commitments in 38 new and 18 existing portfolio companies and funded $512.4 million of investments.
During the six months ended March 31, 2026, we received $512.6 million of proceeds from prepayments, exits, other paydowns and sales and exited 19 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2026	September 30, 2025
Cost:
Senior secured debt	81.75%	83.11%
Debt investments in the JVs	5.43	5.39
Subordinated debt	4.77	2.96
Common equity and warrants	4.56	4.53
LLC equity interests of the JVs	1.79	1.78
Preferred equity	1.70	2.23
Total	100.00%	100.00%

	March 31, 2026	September 30, 2025
Fair value:
Senior secured debt	85.49%	85.88%
Debt investments in the JVs	5.57	5.57
Subordinated debt	5.21	3.18
Common equity and warrants	1.96	2.42
Preferred equity	1.77	2.53
LLC equity interests of the JVs	—	0.42
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2026	September 30, 2025
Cost:
Application Software	17.35%	17.64%
Multi-Sector Holdings (1)	8.16	7.68
Health Care Services	6.99	5.21
Interactive Media & Services	3.87	4.23
Aerospace & Defense	3.81	4.26
Pharmaceuticals	3.54	3.74
Health Care Equipment	3.03	2.95
Specialized Consumer Services	2.79	2.68
Specialized Finance	2.57	2.20
Metal, Glass & Plastic Containers	2.32	2.26
Health Care Technology	2.21	2.47
Diversified Support Services	2.19	1.56
Life Sciences Tools & Services	2.08	2.39
Environmental & Facilities Services	1.92	1.81
Soft Drinks & Non-alcoholic Beverages	1.87	1.85
Diversified Financial Services	1.87	1.40
Systems Software	1.69	1.55
Real Estate Operating Companies	1.42	1.60
Electrical Components & Equipment	1.40	1.09
Communications Equipment	1.34	1.41
Automotive Retail	1.25	1.24
Packaged Foods & Meats	1.20	1.07
Airport Services	1.17	2.15
Biotechnology	1.14	1.35
Data Processing & Outsourced Services	1.14	1.14
Construction Machinery & Heavy Transportation Equipment	1.10	1.08
Health Care Supplies	1.07	0.99
Construction & Engineering	1.03	0.96
Passenger Ground Transportation	0.98	—
Building Products	0.98	0.95
Drug Retail	0.96	0.97
Insurance Brokers	0.88	0.87
Health Care Distributors	0.87	0.88
Education Services	0.75	0.67
Broadline Retail	0.74	0.76
Industrial Machinery & Supplies & Components	0.71	0.76
Alternative Carriers	0.71	0.59
Oil & Gas Exploration & Production	0.70	—
Hotels, Resorts & Cruise Lines	0.70	0.67
Diversified Chemicals	0.65	0.65
Casinos & Gaming	0.63	—
Real Estate Services	0.63	0.63
Home Improvement Retail	0.61	0.70
Apparel Retail	0.61	0.60
Distillers & Vintners	0.59	—
Oil & Gas Storage & Transportation	0.57	0.63
Air Freight & Logistics	0.53	0.53
Research & Consulting Services	0.52	1.04
Property & Casualty Insurance	0.51	0.64
Real Estate Development	0.50	0.52
Cable & Satellite	0.46	0.89
Paper & Plastic Packaging Products & Materials	0.46	0.34
Distributors	0.45	0.06
Office Services & Supplies	0.45	0.94
Personal Care Products	0.39	1.27
Advertising	0.37	0.37
Movies & Entertainment	0.35	0.77
Housewares & Specialties	0.09	0.09
Home Furnishings	0.08	0.08
Diversified Real Estate Activities	0.05	—
Internet Services & Infrastructure	—	1.33
Gold	—	0.58
Financial Exchanges & Data	—	0.26
Total	100.00%	100.00%

	March 31, 2026	September 30, 2025
Fair value:
Application Software	17.58%	18.34%
Multi-Sector Holdings (1)	6.57	6.53
Health Care Services	6.31	4.20
Aerospace & Defense	4.26	4.65
Interactive Media & Services	4.25	4.61
Pharmaceuticals	3.89	4.05
Specialized Consumer Services	3.09	2.89
Health Care Technology	3.00	3.40
Specialized Finance	2.83	2.37
Health Care Equipment	2.43	2.29
Diversified Support Services	2.41	1.67
Life Sciences Tools & Services	2.29	2.58
Diversified Financial Services	2.12	1.59
Soft Drinks & Non-alcoholic Beverages	2.05	1.98
Environmental & Facilities Services	2.02	1.88
Systems Software	1.63	1.67
Electrical Components & Equipment	1.55	1.17
Communications Equipment	1.48	1.52
Real Estate Operating Companies	1.44	1.59
Automotive Retail	1.38	1.30
Packaged Foods & Meats	1.33	1.15
Biotechnology	1.26	1.54
Construction Machinery & Heavy Transportation Equipment	1.22	1.17
Health Care Supplies	1.18	1.06
Passenger Ground Transportation	1.08	0.00
Building Products	1.07	1.02
Drug Retail	1.07	1.04
Construction & Engineering	1.06	1.01
Insurance Brokers	0.99	0.94
Broadline Retail	0.98	0.76
Data Processing & Outsourced Services	0.94	0.92
Health Care Distributors	0.94	0.93
Industrial Machinery & Supplies & Components	0.83	0.88
Diversified Chemicals	0.80	0.80
Alternative Carriers	0.80	0.64
Oil & Gas Exploration & Production	0.77	—
Hotels, Resorts & Cruise Lines	0.75	0.70
Airport Services	0.73	1.90
Real Estate Services	0.68	0.68
Casinos & Gaming	0.68	—
Education Services	0.67	0.66
Distillers & Vintners	0.66	—
Air Freight & Logistics	0.59	0.58
Property & Casualty Insurance	0.56	0.70
Research & Consulting Services	0.56	1.05
Real Estate Development	0.55	0.57
Distributors	0.54	0.11
Cable & Satellite	0.52	0.96
Paper & Plastic Packaging Products & Materials	0.51	0.36
Office Services & Supplies	0.47	0.94
Oil & Gas Storage & Transportation	0.45	0.50
Apparel Retail	0.45	0.58
Personal Care Products	0.43	1.27
Movies & Entertainment	0.39	0.84
Metal, Glass & Plastic Containers	0.36	0.41
Advertising	0.30	0.41
Home Furnishings	0.09	0.09
Housewares & Specialties	0.08	0.08
Diversified Real Estate Activities	0.05	—
Home Improvement Retail	0.03	0.09
Internet Services & Infrastructure	—	1.44
Gold	—	0.66
Financial Exchanges & Data	—	0.28
Total	100.00%	100.00%
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
As of March 31, 2026 and September 30, 2025, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of March 31, 2026 and September 30, 2025, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of March 31, 2026 and September 30, 2025, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $112.7 million as of each of March 31, 2026 and September 30, 2025. We earned interest income of $3.0 million and $6.3 million on the SLF JV I Notes for the three and six months ended March 31, 2026, respectively. We earned interest income of $3.2 million and $6.7 million on the SLF JV I Notes for the three and six months ended March 31, 2025, respectively. As of March 31, 2026, the SLF JV I Notes bore interest at a rate of one-month secured overnight financing rate, or SOFR, plus 7.00% per annum with a SOFR floor of 1.00% and will mature on December 29, 2028.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $54.8 million and $0.1 million, respectively, as of March 31, 2026, and $54.8 million and $11.9 million, respectively, as of September 30, 2025. We earned zero and $0.5 million in dividend income for the three and six months ended March 31, 2026, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $0.7 million and $1.4 million in dividend income for the three and six months ended March 31, 2025, respectively, with respect to its investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Senior secured loans (1)	$399,944	$394,091
Weighted average interest rate on senior secured loans (2)	7.13%	8.09%
Number of borrowers in SLF JV I	124	72
Largest exposure to a single borrower (1)	$7,915	$10,390
Total of five largest loan exposures to borrowers (1)	$32,087	$49,629
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
As of March 31, 2026 and September 30, 2025, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $84.0 million in aggregate commitments was funded as of each of March 31, 2026 and September 30, 2025, of which $73.5 million was from us. As of each of March 31, 2026 and September 30, 2025, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of each of March 31, 2026 and September 30, 2025, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $53.9 million and $41.5 million, respectively, as of March 31, 2026. The cost and fair value of our aggregate investment in the Glick JV was $53.1 million and $46.1 million, respectively, as of September 30, 2025. For the three and six months ended March 31, 2026, our investment in the Glick JV Notes earned interest income of $1.6 million and $3.3 million, respectively. For the three and six months ended March 31, 2025, the Company's investment in the Glick JV Notes earned interest income of $1.7 million and $3.4 million, respectively. We did not earn any dividend income for the three and six months ended March 31, 2026 and 2025 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Senior secured loans (1)	$132,054	$132,109
Weighted average current interest rate on senior secured loans (2)	7.14%	8.32%
Number of borrowers in the Glick JV	121	57
Largest loan exposure to a single borrower (1)	$4,088	$4,305
Total of five largest loan exposures to borrowers (1)	$13,609	$20,577
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
Comparison of Three and Six Months ended March 31, 2026 and March 31, 2025
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended March 31, 2026 and 2025 was $70.4 million and $77.6 million, respectively. For the three months ended March 31, 2026, this amount consisted of $68.7 million of interest income from portfolio investments (which included $3.5 million of PIK interest), $1.3 million of fee income and $0.4 million of dividend income (which included $0.4 million of PIK dividends). For the three months ended March 31, 2025, this amount consisted of $75.1 million of interest income from portfolio investments (which included $4.5 million of PIK interest), $1.7 million of fee income and $0.8 million of dividend income. The decrease of $7.2 million, or 9.3%, in our total investment income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due primarily to a $6.4 million decrease in interest income that primarily resulted from decreases in reference rates, $0.4 million of lower fee income driven by lower prepayment and amendment fees and a $0.4 million decrease in dividend income.
Total investment income for the six months ended March 31, 2026 and 2025 was $145.5 million and $164.2 million, respectively. For the six months ended March 31, 2026, this amount consisted of $139.5 million of interest income from portfolio investments (which included $7.3 million of PIK interest), $4.3 million of fee income and $1.7 million of dividend income (which included $1.2 million of PIK dividends). For the six months ended March 31, 2025, this amount consisted of $159.2 million of interest income from portfolio investments (which included $10.3 million of PIK interest), $3.4 million of fee income and $1.6 million of dividend income. The decrease of $18.7 million, or 11.4%, in our total investment income for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, was due primarily to a $19.7 million decrease in interest income that primarily resulted from decreases in reference rates, partially offset by $0.9 million of higher fee income driven by higher prepayment and amendment fees and a $0.1 million increase in dividend income primarily driven by dividends earned on certain equity investments.
Net expenses (i.e., expenses net of fee waivers) for the three months ended March 31, 2026 and 2025 were $36.0 million and $38.2 million, respectively. Net expenses decreased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, by $2.2 million, or 5.8%. The decrease in net expenses was primarily driven by $2.6 million of lower interest expense due to decrease in reference rates and a lower average borrowings outstanding, partially offset by $0.3 million of higher administrator expense and $0.2 million of higher general and administrative expenses.
Net expenses (i.e., expenses net of fee waivers) for the six months ended March 31, 2026 and 2025 were $74.4 million and $80.3 million, respectively. Net expenses decreased for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, by $5.9 million, or 7.4%. The decrease in net expenses was primarily driven by $6.5 million of lower interest expense due to decrease in reference rates and a lower average borrowings outstanding and $0.3 million of lower Part I incentive fees (net of waiver), partially offset by $0.4 million of higher professional fees, $0.4 million of higher administrator expense and $0.2 million of higher general and administrative expenses.
Net Investment Income
Net investment income for the three months ended March 31, 2026 decreased by $4.7 million compared to the three months ended March 31, 2025, as a result of the $7.2 million decrease in total investment income, partially offset by a $2.2 million decrease in net expenses and a $0.3 million decrease in the provision for taxes on net investment income.
Net investment income for the six months ended March 31, 2026 decreased by $12.3 million compared to the six months ended March 31, 2025, as a result of the $18.7 million decrease in total investment income, partially offset by a $5.9 million decrease in net expenses and a $0.5 million decrease in the provision for taxes on net investment income.

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
During the three months ended March 31, 2026 and 2025, we recorded aggregate net realized gains (losses) of $(13.6) million and $6.7 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. During the six months ended March 31, 2026 and 2025, we recorded aggregate net realized losses of $12.3 million and $10.6 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2026 and 2025.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2026 and 2025, we recorded net unrealized depreciation of $39.3 million and $82.0 million, respectively. For the three months ended March 31, 2026, this consisted of $45.4 million of net unrealized depreciation on debt investments and $18.6 million of net unrealized depreciation on equity investments, partially offset by $22.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.3 million of net unrealized appreciation of foreign currency cash and forward contracts. For the three months ended March 31, 2025, this consisted of $63.0 million of net unrealized depreciation on debt investments, $10.0 million of net unrealized depreciation on equity investments and $14.7 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $5.7 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
During the six months ended March 31, 2026 and 2025, we recorded net unrealized depreciation of $71.8 million and $101.6 million, respectively. For the six months ended March 31, 2026, this consisted of $59.8 million of net unrealized depreciation on debt investments and $34.1 million of net unrealized depreciation on equity investments, partially offset by $19.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $2.4 million of net unrealized appreciation of foreign currency cash and forward contracts. For the six months ended March 31, 2025, this consisted of $85.7 million of net unrealized depreciation on debt investments, $28.2 million of net unrealized depreciation on equity investments and $4.2 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $16.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of March 31, 2026, we had $1,490.0 million in senior securities and our asset coverage ratio was 192.20%. As of March 31, 2026, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.04x.
For the six months ended March 31, 2026, we experienced a net decrease in cash and cash equivalents of $28.4 million. During that period, net cash provided by operating activities was $47.2 million, primarily from $520.5 million of principal payments and sale proceeds received, the cash activities related to $71.1 million of net investment income and $9.0 million of decrease in interest, dividends and fees receivable, partially offset by funding $510.0 million of investments, $15.6 million of increase in receivables from unsettled transactions and $11.8 million of decrease in payables from unsettled transactions. During the same period, net cash used by financing activities was $75.5 million, primarily consisting of $68.2 million of cash distributions paid to our stockholders and $5.0 million of net repayments under our credit facilities.
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
As of March 31, 2026, we had $51.3 million in cash and cash equivalents, portfolio investments (at fair value) of $2.8 billion, $22.9 million of interest, dividends and fees receivable, $0.3 million of due from portfolio companies, $620.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $17.3 million of net receivables from unsettled transactions, $540.0 million of borrowings outstanding under our credit facilities and $941.7 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2026, our only off-balance sheet arrangements consisted of $276.7 million of unfunded commitments, which was composed of $249.6 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. All of the $276.7 million of unfunded commitments can be drawn immediately. As of September 30, 2025, our only off-balance sheet arrangements consisted of $286.0 million of unfunded commitments, which was comprised of $258.9 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $258.9 million, approximately $246.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of March 31, 2026, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes (each as defined below):

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of March 31, 2026	Weighted average debt outstanding for the six months ended March 31, 2026	Maximum debt outstanding for the six months ended March 31, 2026
Syndicated Facility	$545,000	$540,000	$633,132	$720,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
2030 Notes	300,000	300,000	300,000	300,000
Total debt	$1,495,000	$1,490,000	$1,583,132

The following table reflects our contractual obligations arising from the Syndicated Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes:

	Payments due by period as of March 31, 2026
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$540,000	$—	$—	$540,000
Interest due on Syndicated Facility	122,824	30,518	61,036	31,270
2027 Notes	350,000	350,000	—	—
Interest due on 2027 Notes (a)	15,538	15,538	—	—
2029 Notes	300,000	—	300,000	—
Interest due on 2029 Notes (a)	58,607	20,334	38,273	—
2030 Notes	300,000	—	—	300,000
Interest due on 2030 Notes (a)	68,800	17,573	35,146	16,081
Total	$1,755,769	$433,963	$434,455	$887,351
__________
(a) The interest due on the 2027 Notes, the 2029 Notes and the 2030 Notes was calculated net of the interest rate swaps.
Equity Issuances
During the three and six months ended March 31, 2026 and 2025, we did not issue any shares of common stock as part of the dividend reinvestment plan, or DRIP.
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
In connection with the "at the market" offering, we did not issue and sell any shares of common stock during the six months ended March 31, 2026.
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(2)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(1)	1.6	million
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	0.55	43.8	million	94,970	(1)	1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	0.40	31.5	million	234,752	(1)	3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	0.07	5.6	million	41,082	(1)	0.6	million
Quarterly	April 28, 2025	June 16, 2025	June 30, 2025	0.40	31.6	million	256,343	(1)	3.6	million
Supplemental	April 28, 2025	June 16, 2025	June 30, 2025	0.02	1.6	million	12,817	(1)	0.2	million
Quarterly	July 28, 2025	September 15, 2025	September 30, 2025	0.40	34.1	million	90,388	(1)	1.2	million
Quarterly	November 10, 2025	December 15, 2025	December 31, 2025	0.40	34.1	million	89,143	(1)	1.1	million
Quarterly	January 26, 2026	March 16, 2026	March 31, 2026	0.40	34.1	million	98,293	(1)	1.2	million
 ______________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of March 31, 2026, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.160 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.50 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on April 8, 2029 and the maturity date was April 8, 2030 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at our option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.

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

The following table describes significant financial covenants, as of March 31, 2026, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2025 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $819 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after December 31, 2024	$871 million	$1,436 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.89:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,399 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of March 31, 2026 and September 30, 2025, we had $540.0 million and $545.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $540.0 million and $545.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 5.798% and 6.651% for the six months ended March 31, 2026 and 2025, respectively. For the three and six months ended March 31, 2026, we recorded interest expense (inclusive of fees) of $10.4 million and $20.7 million, respectively, related to the Syndicated Facility. For the three and six months ended March 31, 2025, we recorded interest expense (inclusive of fees) of $8.4 million and $17.8 million, respectively, related to the Syndicated Facility.
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
The below table presents the components of the carrying value of the 2027 Notes, the 2029 Notes and the 2030 Notes as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026			As of September 30, 2025
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2027 Notes	2029 Notes	2030 Notes
Principal	$350.0	$300.0	$300.0	$350.0	$300.0	$300.0
Unamortized financing costs	(0.6)	(1.9)	(2.9)	(1.0)	(2.2)	(3.3)
Unaccreted discount	(0.2)	(1.8)	—	(0.2)	(2.1)	—
Interest rate swap fair value adjustment	(7.9)	2.2	4.8	(12.2)	4.8	8.1
Net carrying value	$341.3	$298.5	$301.9	$336.6	$300.5	$304.8
Fair Value	$340.8	$302.2	$292.7	$339.8	$314.5	$301.1
The below table presents the components of interest and other debt expenses related to the 2027 Notes, the 2029 Notes and the 2030 Notes for the three and six months ended March 31, 2026:

	2027 Notes		2029 Notes		2030 Notes
($ in millions)	Three months ended March 31, 2026	Six months ended March 31, 2026	Three months ended March 31, 2026	Six months ended March 31, 2026	Three months ended March 31, 2026	Six months ended March 31, 2026
Coupon interest	$2.4	$4.7	$5.3	$10.6	$4.7	$9.5
Amortization of financing costs and discount	0.2	0.5	0.3	0.6	0.2	0.4
Effect of interest rate swap	2.6	5.5	(0.2)	—	(0.4)	(0.3)
Total interest expense	$5.2	$10.7	$5.4	$11.2	$4.5	$9.6
Coupon interest rate (net of effect of interest rate swaps)	5.636%	5.788%	6.882%	7.023%	5.847%	6.089%

The below table presents the components of interest and other debt expenses related to the 2025 Notes, the 2027 Notes and the 2029 Notes for the three and six months ended March 31, 2025:

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
Recent Developments
Distribution Declaration
On April 27, 2026, our Board of Directors declared quarterly and supplemental distributions of $0.30 per share and $0.04 per share, respectively, payable in cash on June 30, 2026 to stockholders of record on June 15, 2026.

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
As of March 31, 2026, 91.0% of our debt investment portfolio (at fair value) and 90.5% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2025, 90.7% of our debt investment portfolio (at fair value) and 90.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2026 and September 30, 2025, was as follows:

	March 31, 2026		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$460,255	18.9%	$454,083	18.6%
>0% and <1%	930,062	38.4%	911,157	37.3%
1%	932,083	38.5%	973,243	39.8%
>1%	100,645	4.2%	104,354	4.3%
Total Floating Rate Investments	$2,423,045	100.0%	$2,442,837	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$61,766	$(37,250)	$24,516
200	49,397	(29,800)	19,597
150	37,029	(22,350)	14,679
100	24,660	(14,900)	9,760
50	12,317	(7,450)	4,867

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,317)	$7,450	$(4,867)
100	(24,412)	14,900	(9,512)
150	(36,360)	22,350	(14,010)
200	(48,077)	29,800	(18,277)
250	(59,178)	37,250	(21,928)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2026 and September 30, 2025:

	March 31, 2026			September 30, 2025
($ in thousands)	Interest Bearing Cash and Investments		Borrowings	Interest Bearing Cash and Investments		Borrowings
Money market rate		$40,276	$—		$6,608	$—
Prime rate	10,664		—	2,810		—
EURIBOR
30 day		€7,121	—		€26,769	—
90 day	76,669		—	70,732		—
180 day	71,644		—	42,090		—
SOFR
30 day		$910,863	540,000		$938,764	545,000
90 day (a)	1,390,170		950,000	1,377,601		950,000
180 day	44,214		—	56,524		—
SONIA		£48,340	—		£33,723	—
CORRA
30 day	C$	7,392	—	C$	7,429	—
TONA
90 day		¥790,369	—		¥794,351	—
STIBOR
90 day	kr	—	—	kr	81,913	—
180 day	81,913		—	—		—
Fixed rate		$290,623	—		$290,922	—
__________
(a)Borrowings include the 2027 Notes, 2029 Notes and 2030 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
Date: May 4, 2026