Form 10-Q
period 2026-06-30
Oaktree Specialty Lending Corp
filed 2026-08-05
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

The registrant had 88,085,523 shares of common stock outstanding as of August 4, 2026.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I
Item 1. Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2026 (unaudited)	September 30, 2025
ASSETS
Investments at fair value:
Control investments (cost June 30, 2026: $343,242; cost September 30, 2025: $377,709)	$199,896	$227,748
Affiliate investments (cost June 30, 2026: $43,826; cost September 30, 2025: $58,344)	39,872	54,999
Non-control/Non-affiliate investments (cost June 30, 2026: $2,609,629; cost September 30, 2025: $2,639,069)	2,502,046	2,565,035
Total investments at fair value (cost June 30, 2026: $2,996,697; cost September 30, 2025: $3,075,122)	2,741,814	2,847,782
Cash and cash equivalents	39,921	79,630
Interest, dividends and fees receivable	22,965	31,868
Due from portfolio companies	237	3,186
Receivables from unsettled transactions	36,627	4,949
Due from broker	1,750	15,550
Deferred financing costs	8,023	9,675
Deferred offering costs	43	143
Derivative asset at fair value	5,815	8,713
Other assets	997	1,495
Total assets	$2,858,192	$3,002,991
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,629	$1,538
Base management fee and incentive fee payable	9,419	12,515
Due to affiliate	1,957	1,569
Interest payable	10,584	12,067
Payables from unsettled transactions	4,943	15,011
Derivative liabilities at fair value	6,699	7,329
Deferred tax liability	64	269
Credit facilities payable	501,000	545,000
Unsecured notes payable (net of $4,954 and $6,561 of unamortized financing costs as of June 30, 2026 and September 30, 2025, respectively)	937,842	941,880
Total liabilities	1,475,137	1,537,178
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value per share, 250,000 shares authorized; 88,086 shares issued and outstanding as of June 30, 2026 and September 30, 2025	881	881
Additional paid-in-capital	2,350,075	2,350,075
Accumulated overdistributed earnings	(967,901)	(885,143)
Total net assets (equivalent to $15.70 and $16.64 per common share as of June 30, 2026 and September 30, 2025, respectively) (Note 11)	1,383,055	1,465,813
Total liabilities and net assets	$2,858,192	$3,002,991

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Interest income:
Control investments	$3,271	$5,165	$12,963	$15,275
Affiliate investments	1,475	277	2,863	602
Non-control/Non-affiliate investments	56,032	62,441	175,155	198,165
Interest on cash and cash equivalents	858	1,507	2,831	4,293
Total interest income	61,636	69,390	193,812	218,335
PIK interest income:
Control investments	—	—	—	830
Affiliate investments	217	28	945	83
Non-control/Non-affiliate investments	4,992	5,042	11,567	14,416
Total PIK interest income	5,209	5,070	12,512	15,329
Fee income:
Affiliate investments	—	—	4	—
Non-control/Non-affiliate investments	976	286	5,243	3,707
Total fee income	976	286	5,247	3,707
Dividend income:
Control investments	1,400	525	1,925	1,925
Non-control/Non-affiliate investments	27	—	50	190
Non-control/Non-affiliate investments - PIK	185	—	1,368	—
Total dividend income	1,612	525	3,343	2,115
Total investment income	69,433	75,271	214,914	239,486
Expenses:
Base management fee	7,046	7,195	21,697	22,854
Part I incentive fee	2,373	5,767	3,561	20,413
Professional fees	1,627	1,388	4,329	3,682
Directors fees	160	160	480	480
Interest expense	24,139	31,061	76,424	89,814
Administrator expense	623	525	1,856	1,350
General and administrative expenses	641	997	2,657	2,860
Total expenses	36,609	47,093	111,004	141,453
Management fees waived	—	—	—	(933)
Part I incentive fees waived	—	(5,359)	—	(18,469)
Net expenses	36,609	41,734	111,004	122,051
Net investment income before taxes	32,824	33,537	103,910	117,435
(Provision) benefit for taxes on net investment income	(303)	(56)	(324)	(597)
Net investment income	32,521	33,481	103,586	116,838
Unrealized appreciation (depreciation):
Control investments	23,840	(2,024)	6,615	(62,940)
Affiliate investments	850	(246)	1,145	(568)
Non-control/Non-affiliate investments	21,987	18,905	(35,283)	(17,268)
Foreign currency forward contracts	1,533	1,937	3,977	(2,289)
Net unrealized appreciation (depreciation)	48,210	18,572	(23,546)	(83,065)
Realized gains (losses):
Control investments	(24,337)	—	(24,337)	13
Affiliate investments	4,849	145	5,070	190
Non-control/Non-affiliate investments	(30,544)	1,705	(47,861)	(16,898)
Foreign currency forward contracts	493	(15,282)	5,321	(7,342)
Net realized gains (losses)	(49,539)	(13,432)	(61,807)	(24,037)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(252)	(269)	(574)	(394)
Net realized and unrealized gains (losses), net of taxes	(1,581)	4,871	(85,927)	(107,496)
Net increase (decrease) in net assets resulting from operations	$30,940	$38,352	$17,659	$9,342
Net investment income per common share - basic and diluted	$0.37	$0.38	$1.18	$1.37
Earnings (loss) per common share — basic and diluted (Note 5)	$0.35	$0.44	$0.20	$0.11
Weighted average common shares outstanding - basic and diluted	88,086	88,086	88,086	85,402

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Operations:
Net investment income	$32,521	$33,481	$103,586	$116,838
Net unrealized appreciation (depreciation)	48,210	18,572	(23,546)	(83,065)
Net realized gains (losses)	(49,539)	(13,432)	(61,807)	(24,037)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(252)	(269)	(574)	(394)
Net increase (decrease) in net assets resulting from operations	30,940	38,352	17,659	9,342
Stockholder transactions:
Distributions to stockholders	(29,949)	(36,996)	(100,417)	(123,631)
Net increase (decrease) in net assets from stockholder transactions	(29,949)	(36,996)	(100,417)	(123,631)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,082	3,751	3,359	9,495
Repurchase of common stock under dividend reinvestment plan	(1,082)	(3,751)	(3,359)	(9,495)
Issuance of common stock in private placement	—	—	—	100,000
Issuance of common stock in connection with the "at the market" offering	—	—	—	2,947
Net increase (decrease) in net assets from capital share transactions	—	—	—	102,947
Total increase (decrease) in net assets	991	1,356	(82,758)	(11,342)
Net assets at beginning of period	1,382,064	1,475,113	1,465,813	1,487,811
Net assets at end of period	$1,383,055	$1,476,469	$1,383,055	$1,476,469
Net asset value per common share	$15.70	$16.76	$15.70	$16.76
Common shares outstanding at end of period	88,086	88,086	88,086	88,086

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$17,659	$9,342
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	23,546	83,065
Net realized (gains) losses	61,807	24,037
PIK interest income	(12,512)	(15,329)
PIK dividend income	(1,368)	—
Accretion of original issue discount on investments	(9,802)	(13,496)
Accretion of original issue discount on unsecured notes payable	600	804
Amortization of deferred financing costs	3,259	7,700
Deferred taxes	(205)	269
Purchases of investments	(743,927)	(739,370)
Proceeds from the sales and repayments of investments	783,801	871,828
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	9,535	15,594
(Increase) decrease in due from portfolio companies	2,949	12,233
(Increase) decrease in receivables from unsettled transactions	(31,678)	6,579
(Increase) decrease in due from broker	13,800	1,510
(Increase) decrease in other assets	498	(5,810)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,091	(2,646)
Increase (decrease) in base management fee and incentive fee payable	(3,096)	(7,914)
Increase (decrease) in due to affiliate	388	(1,707)
Increase (decrease) in interest payable	(1,483)	(3,985)
Increase (decrease) in payables from unsettled transactions	(10,068)	(15,666)
Net cash provided by (used in) operating activities	104,794	227,038
Financing activities:
Distributions paid in cash	(97,058)	(114,136)
Borrowings under credit facilities	360,000	405,000
Repayments of borrowings under credit facilities	(404,000)	(605,000)
Repayments of unsecured notes	—	(300,000)
Issuance of unsecured notes	—	299,976
Repurchases of common stock under dividend reinvestment plan	(3,359)	(9,495)
Shares issued under the "at the market" offering	—	2,960
Shares issued in private placement	—	100,000
Deferred financing costs paid	—	(8,377)
Deferred offering costs paid	(43)	(43)
Net cash provided by (used in) financing activities	(144,460)	(229,115)
Effect of exchange rate changes on foreign currency	(43)	3,333
Net increase (decrease) in cash and cash equivalents and restricted cash	(39,709)	1,256
Cash and cash equivalents and restricted cash, beginning of period	79,630	78,543
Cash and cash equivalents and restricted cash, end of period	$39,921	$79,799
Supplemental information:
Cash paid for interest	$74,048	$85,295
Non-cash financing activities:
Deferred financing costs	$—	$45
Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2026	September 30, 2025
Cash and cash equivalents	$39,921	$79,630
Total cash and cash equivalents and restricted cash	$39,921	$79,630

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Control Investments												(8)(9)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	(15)(23)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		34,984	25,889	(15)(23)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						1,254,990		1,255	1,920	(15)(23)
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		16,172	11,579	(15)(23)
OCSI Glick JV LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	3.00%	6.78%		10/20/2030		$58,349	54,288	41,338	(6)(11)(14)(15)
OCSI Glick JV LLC	Multi-Sector Holdings	Membership Interest						87.5%		—	—	(11)(14)(16)(19)(23)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Subordinated Debt	SOFR+	5.00%	8.78%		12/29/2030		84,490	84,490	84,490	(6)(11)(14)(15)(19)
Senior Loan Fund JV I, LLC	Multi-Sector Holdings	Membership Interest						87.5%		82,957	28,728	(11)(12)(14)(16)(19)(23)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,964	3,346	456	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		22,080	17,103	2,538	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		4,377	3,643	503	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,917	1,648	220	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,919	1,576	221	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		354	260	354	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		346	285	346	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		336	278	336	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		336	281	336	(15)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		309	264	309	(15)(19)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		333	320	333	(15)(19)(20)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		40,092	—	(15)(23)
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	(15)(23)
Total Control Investments (14.5% of net assets)										$343,242	$199,896

Affiliate Investments												(17)
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		$1,963	$—	(15)(23)
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	(15)(23)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		$4,058	2,883	3,130	(15)(20)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,355	5,355	5,358	(15)
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		10,843	5,318	7,505	(15)(20)
The Avery	Real Estate Operating Companies	Membership Interest						6.4%		—	—	(15)(23)
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	9.92%		6/7/2028		17,038	17,038	17,038	(6)(15)
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	6.25%			6/7/2028		—	(24)	—	(6)(15)(19)
Telestream 2 LLC	Application Software	Common Stock						744,491		7,207	1,206	(15)(23)
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%	14.01%		6/18/2029		5,284	4,086	5,229	(6)(15)
Thrasio, LLC	Broadline Retail	Common Stock						321,058		—	406	(15)(23)
Total Affiliate Investments (2.9% of net assets)										$43,826	$39,872

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(18)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.89%		10/8/2030		$9,454	$9,271	$9,190	(6)(11)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		9,100	9,100	9,223	(11)
A.T. Holdings II Ltd.	Biotechnology	First Lien Term Loan				10.35%	9/13/2029		25,127	23,860	20,328	(11)(15)(21)
A.T. Holdings II SÀRL	Biotechnology	First Lien Term Loan				22.50%	4/30/2024		6,746	3,538	6,679	(11)(15)(20)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.64%		8/19/2030		1,279	1,276	1,141	(6)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031		€4,204	4,856	4,763	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031		16,817	18,489	19,052	(6)(11)(15)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/30/2031		12,405	14,291	14,054	(6)(11)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.83%		10/30/2026		$6,400	6,391	6,181	(6)(15)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.83%		10/30/2026		25,332	25,324	24,468	(6)(15)
Acquia Inc.	Application Software	First Lien Revolver	SOFR+	6.00%	9.83%		10/30/2026		2,709	2,707	2,617	(6)(15)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.38%		8/15/2029		6,589	6,438	6,554	(6)(11)(15)
ADC Therapeutics SA	Biotechnology	Common Stock						1,145,891		—	—	(11)(23)
ADC Therapeutics SA	Biotechnology	Warrants						28,948		174	1	(11)(15)(23)
AIP RD Buyer Corp.	Distributors	Common Stock						17,870		1,733	2,314	(15)(23)
AlbaCore Euro CLO VI	Multi-Sector Holdings	CLO Notes	E+	5.65%	7.85%		10/15/2037		€1,000	1,148	1,149	(6)(11)
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.23%	8.00%	3/1/2029		$2,824	2,823	2,824	(6)(15)
Alvotech Holdings S.A.	Biotechnology	Common Stock						76,023		76	281	(11)(23)
Alvotech Holdings S.A.	Biotechnology	Common Stock						70,820		283	—	(11)(13)(15)(23)
AMC Entertainment Holdings Inc	Movies & Entertainment	First Lien Term Loan	SOFR+	7.00%	10.64%		1/4/2029		2,517	2,522	2,529	(6)(11)
Aquestive Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.98%		5/12/2031		6,336	6,207	6,212	(6)(11)(15)
Aquestive Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.00%			5/12/2031		—	—	—	(6)(11)(15)(19)
Aquestive Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.00%			5/12/2031		—	—	—	(6)(11)(15)(19)
Aquestive Therapeutics, Inc.	Pharmaceuticals	Warrants						26,526		36	53	(11)(15)(23)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.14%		12/6/2027		46,734	46,479	46,734	(6)(15)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.65%		3/6/2032		14,935	14,753	14,454	(6)(15)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(15)	(41)	(6)(15)(19)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	10.75%		3/6/2031		2,332	2,299	2,248	(6)(15)(19)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		7,643	7,416	7,333
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,647		6,205	8,880	(12)(15)(23)
ATNX SPV, LLC	Pharmaceuticals	First Lien Term Loan					5/31/2031		14,444	14,468	13,975	(11)(15)(21)
Auctane Holdings, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.75%	9.37%		6/1/2033		28,992	28,562	28,557	(6)(15)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.95%		5/29/2031		€47,682	53,316	53,877	(6)(11)(15)
AVOCA CLO	Multi-Sector Holdings	CLO Notes	E+	5.95%	8.15%		10/15/2038		1,288	1,520	1,493	(6)(11)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.64%		12/5/2031		$37,939	37,351	37,310	(6)(15)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.62%		12/5/2029		495	438	434	(6)(15)(19)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		10,891	7,824	9,680	(6)(15)(20)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		$7,210	$4,863	$6,408	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	First Lien Revolver	SOFR+	5.00%			6/11/2026		593	348	507	(6)(15)(19)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		6,452	6,386	194	(6)(15)(20)
BAART Programs, Inc.	Health Care Services	Second Lien Term Loan	SOFR+	8.50%			6/11/2028		8,920	8,817	268	(6)(15)(20)
Bain Capital Euro CLO	Multi-Sector Holdings	CLO Notes	E+	5.50%	7.66%		10/24/2039		€1,000	1,143	1,142	(6)(11)
Bain Capital Euro CLO	Multi-Sector Holdings	CLO Notes	E+	5.75%	7.79%		10/17/2039		2,000	2,309	2,302	(6)(11)
Bamboo IDE8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.75%	8.48%		1/24/2031		$15,691	15,573	15,583	(6)(15)
Bamboo IDE8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Revolver	SOFR+	4.75%			1/24/2031		—	(12)	(11)	(6)(15)(19)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.16%		8/15/2029		15,448	15,120	12,860	(6)(15)
Batallion CLO LTD	Diversified Real Estate Activities	CLO Notes	SOFR+	5.80%	9.48%		1/20/2039		1,500	1,500	1,514	(6)(11)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2032		13,176	13,044	13,061	(6)(15)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2032		2,803	2,771	2,771	(6)(15)(19)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.48%		9/30/2032		934	915	917	(6)(15)(19)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	9.81%		7/30/2027		39,520	39,459	38,820	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	9.81%		7/30/2027		4,335	4,317	4,258	(6)(15)
Berner Food & Beverage, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%	9.81%		7/30/2027		2,889	2,879	2,821	(6)(15)(19)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan				13.00%	4/19/2027		2,775	2,775	2,427	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan				13.00%	4/19/2027		6,695	6,656	5,854	(11)(15)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						152,537		—	215	(11)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						2,044		225	1	(11)(15)(23)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						586		—	—	(11)(15)(23)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.67%		8/28/2030		29,876	29,255	29,237	(6)(15)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						1,708,618		1,711	2,922	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Preferred Equity						394,297		395	658	(15)(23)
Blumenthal Temecula, LLC	Automotive Retail	Common Stock						394,297		424	103	(15)(23)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	6.14%		10/31/2029		€3,890	3,866	4,303	(6)(11)(15)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.64%		10/31/2030		16,260	16,107	17,521	(6)(11)(15)
Buttercup 2023-1 LLC	Specialized Finance	CLO Notes	SOFR+	6.50%	10.12%		9/30/2030		$4,811	4,811	4,813	(6)(11)(15)
Carlyle Global Market Strategies	Multi-Sector Holdings	CLO Notes	SOFR+	7.50%	11.17%		10/21/2037		3,575	3,727	3,593	(6)(11)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.39%		4/12/2030		13,103	12,908	12,776	(6)(15)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(23)	(36)	(6)(15)(19)
Chase Industries, Inc.	Building Products	First Lien Term Loan	SOFR+	5.00%	8.64%		5/11/2029		6,186	6,053	6,105	(6)(15)
Chase Industries, Inc.	Building Products	First Lien Revolver	SOFR+	5.00%	8.65%		5/11/2029		83	60	69	(6)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%	6.93%		3/31/2032		€989	1,139	1,116	(6)(11)(15)(19)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	E+	4.75%	6.93%		3/31/2032		2,395	2,770	2,711	(6)(11)(15)
CIELO BIDCO LIMITED	Building Products	First Lien Term Loan	SONIA+	4.75%	8.48%		3/31/2032		£10,313	13,839	13,551	(6)(11)(15)
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	7.90%		4/3/2031		$14,649	13,715	13,793	(6)
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		1,995	1,943	2,000
Conviva Inc.	Application Software	Preferred Equity						417,851		605	894	(15)(23)
Cordatus CLO PLC	Multi-Sector Holdings	CLO Notes	E+	5.40%	7.43%		1/15/2040		€1,500	1,724	1,737	(6)(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	8.91%		2/27/2030			$12,894	$12,725	$12,572	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	8.90%		2/27/2030			1,175	1,152	1,146	(6)(15)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%	8.90%		2/27/2029			600	590	578	(6)(15)(19)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.64%		12/18/2031			37,762	37,246	37,203	(6)(15)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031			—	(96)	(81)	(6)(15)(19)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.41%		11/8/2030			20,924	20,599	19,878	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.41%		11/8/2030			1,420	1,394	1,349	(6)(15)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030			—	(34)	(109)	(6)(15)(19)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029			12,659	12,659	12,659	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029			32,321	32,321	32,321	(11)(15)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						419			419	594	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2			2	—	(11)(15)(23)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						31			—	—	(11)(15)(23)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			30,727	23,277	5,528	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			854	655	154	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			844	655	152	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			1,355	1,044	244	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			1,111	858	200	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			399	308	72	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			2,171	1,745	391	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			498	429	90	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			—	—	(1,010)	(6)(15)(19)(20)
Dialyze Holdings, LLC	Health Care Equipment	First Lien Term Loan	SOFR+	11.00%			2/4/2027			495	411	89	(6)(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			864	787	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,143	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			1,135	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Subordinated Debt Term Loan				10.00%	2/4/2027			2,001	—	—	(15)(20)
Dialyze Holdings, LLC	Health Care Equipment	Warrants						6,397,254			1,642	—	(15)(23)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.73%		8/10/2028			53,467	53,466	49,638	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.73%		8/10/2028			2,885	2,872	2,679	(6)(15)
Digital.AI Software Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%	9.64%		8/10/2028			604	604	172	(6)(15)(19)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			9.25%		6/1/2032			14,307	14,307	14,547
Dominion Diagnostics, LLC	Health Care Services	Earnout Interest									848	861	(15)(23)(25)
Dominion Diagnostics, LLC	Health Care Services	Earnout Interest									320	326	(15)(23)(25)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.64%		5/19/2032			4,992	4,908	4,992	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.73%		5/19/2032			£15,711	20,649	20,853	(6)(11)(15)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.73%		5/19/2032			2,937	3,797	3,897	(6)(11)(15)(19)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	8.98%		9/22/2032			6,350	8,453	8,279	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.50%		9/22/2032		kr	81,913	8,596	8,312	(6)(11)(15)
EMPIRE BIDCO AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032			—	(106)	(91)	(6)(11)(15)(19)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	8.73%		8/29/2031		$11,754	$11,580	$9,966	(6)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.14%		12/18/2032		20,919	20,834	20,789	(6)(15)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%			12/18/2032		—	(12)	(17)	(6)(15)(19)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%	8.13%		12/18/2032		61	55	51	(6)(15)(19)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.23%		12/23/2032		6,296	6,264	6,217	(6)(11)(15)
eShipping, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.50%			12/23/2032		—	(6)	(15)	(6)(11)(15)(19)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%			12/23/2032		—	(6)	(5)	(6)(11)(15)(19)
Establishment Labs Holdings Inc.	Health Care Equipment	First Lien Term Loan			0.50%	8.75%	4/30/2031		27,576	27,313	27,314	(11)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.68%		7/2/2031		19,714	19,643	19,517	(6)(15)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.68%		7/2/2031		1,932	1,919	1,882	(6)(15)(19)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(7)	(20)	(6)(15)(19)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2030		14,368	14,150	14,261	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2030		3,628	3,603	3,601	(6)(15)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(22)	(11)	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	9.47%		10/5/2029		4,291	4,241	4,261	(6)(15)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	9.49%		10/5/2029		6,528	6,453	6,482	(6)(15)(19)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						1,206		1,206	1,554	(15)(23)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.23%		3/18/2032		6,703	6,636	6,535	(6)(15)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%			3/18/2032		—	(11)	(11)	(6)(15)(19)
F&M Buyer LLC	Systems Software	First Lien Revolver	SOFR+	4.50%			3/18/2032		—	(10)	(24)	(6)(15)(19)
Fairbridge Credit LLC	Real Estate Services	First Lien Term Loan				11.00%	8/12/2026		3,442	3,442	3,442	(11)(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies				9.00%		12/24/2028		24,210	24,210	22,273	(15)
Fairbridge Strategic Capital Funding LLC	Real Estate Operating Companies	Warrants						3,750		—	—	(11)(12)(15)(23)
Fiber Intermediate Holdings, LLC	Alternative Carriers	Second Lien Term Loan	SOFR+	6.75%	10.37%		5/1/2031		31,868	30,944	30,912	(6)(15)
Fortress Biotech, Inc.	Biotechnology	Warrants						31,246		427	23	(11)(15)(23)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.75%	9.41%		3/10/2031		8,432	8,366	8,352	(6)(15)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.75%			3/10/2031		—	(20)	(25)	(6)(15)(19)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.74%		6/21/2027		3,524	3,510	3,324	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.74%		6/21/2027		16,960	16,917	15,995	(6)(15)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	11.74%		6/21/2027		881	874	781	(6)(15)(19)
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.64%		9/24/2031		3,316	3,047	2,944	(6)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%		10/1/2031		4,111	3,912	3,684
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.01%		4/9/2029		9,060	8,803	7,199	(6)
Hologic, Inc.	Health Care Equipment	Second Lien Term Loan	SOFR+	5.00%	8.74%		4/7/2034		20,735	20,534	20,567	(6)(15)
HPS Loan Management Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.35%	9.03%		7/20/2038		1,400	1,407	1,404	(6)(11)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.23%		1/25/2030		17,945	17,888	17,798	(6)(15)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(12)	(14)	(6)(15)(19)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	9.42%		8/18/2028		25,511	25,388	23,878	(6)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	9.92%		8/18/2028		$3,636	$3,621	$3,438	(6)(15)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	9.41%		8/18/2028		655	636	510	(6)(15)(19)
IDF 14 FinanceCo, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	8.00%	11.62%		6/23/2033		5,821	5,494	5,494	(6)(15)(19)
IDF 14 FinanceCo, LLC	Internet Services & Infrastructure	Warrants						29		—	—	(15)(23)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	8.67%		8/25/2028		27,243	27,139	27,216	(6)(15)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(29)	(6)	(6)(15)(19)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(14)	(2)	(6)(15)(19)
Intralot Capital Luxembourg S.A.	Casinos & Gaming	First Lien Term Loan	SONIA+	5.50%	9.23%		10/7/2031		£14,624	19,298	19,062	(6)(11)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.75%	9.42%		4/15/2033		$22,257	21,879	21,879	(6)(15)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.75%	9.42%		4/15/2033		504	461	461	(6)(15)(19)
IPC Corp.	Application Software	First Lien Term Loan	SOFR+	6.50%	9.30%	1.00%	10/1/2027		27,699	27,694	27,422	(6)(15)
IPC Intermediate Holdings Corp.	Application Software	First Lien Term Loan				12.00%	12/31/2026		5,149	5,114	5,046	(15)
Jeppesen Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.41%		10/31/2032		10,881	10,827	10,599	(6)(10)(15)
Jeppesen Holdings, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/31/2032		—	(4)	(19)	(6)(10)(15)(19)
JN Bidco LLC	Health Care Technology	Common Stock								8,312	17,993	(15)(23)
Jonah Energy South Texas LLC	Oil & Gas Exploration & Production	First Lien Term Loan	SOFR+	6.00%	9.73%		3/30/2030		21,551	21,349	21,348	(6)(15)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	8.66%		3/21/2033		16,432	16,390	10,058	(6)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.08%		10/29/2027		36,970	36,790	34,944	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.08%		10/29/2027		16,254	16,226	15,363	(6)(15)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.00%		10/29/2027		6,168	6,141	5,710	(6)(15)(19)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.17%		11/25/2031		9,644	9,532	9,564	(6)(15)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	(14)	(16)	(6)(15)(19)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.64%		2/9/2032		13,730	13,593	13,572	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.64%		2/9/2032		2,719	2,691	2,687	(6)(15)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(21)	(24)	(6)(15)(19)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.41%	2.75%	8/22/2031		27,225	26,844	26,727	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.66%		8/22/2031		1,537	1,513	1,509	(6)(15)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.64%		8/22/2030		853	810	810	(6)(15)(19)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	8.64%		1/13/2030		19,410	19,204	18,900	(6)(15)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.00%			1/13/2030		—	(13)	(34)	(6)(15)(19)
London Buyer, LLC	Advertising	First Lien Term Loan	SOFR+	5.00%	8.61%		6/24/2033		16,361	16,198	16,198	(6)(15)
London Buyer, LLC	Advertising	First Lien Term Loan	SOFR+	5.00%			6/24/2033		—	(9)	(9)	(6)(15)(19)
London Buyer, LLC	Advertising	First Lien Revolver	SOFR+	5.00%			6/24/2033		—	(27)	(27)	(6)(15)(19)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	9.49%		1/31/2028		2,660	2,610	2,588	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	9.49%		1/31/2028		22,838	22,708	22,224	(6)(15)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	5.75%	9.49%		1/31/2028		1,908	1,893	1,837	(6)(15)(19)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.64%		3/1/2029		7,165	6,849	6,388	(6)
Merlin Parent Holdings 2026, Inc.	Cable & Satellite	Subordinated Debt Term Loan	SOFR+	6.75%	10.48%		6/24/2029		22,290	21,847	21,847	(6)(11)(15)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Mesoblast, Inc.	Biotechnology	Warrants						129,939		$545	$278	(11)(15)(23)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.81%		7/21/2027		$2,557	2,550	2,530	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.81%		7/21/2027		7,224	7,203	7,147	(6)(15)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Revolver	SOFR+	6.00%	9.81%		7/21/2027		1,071	1,064	1,053	(6)(15)(19)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		6,912	6,822	6,851	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		1,173	1,158	1,163	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		1,102	1,088	1,092	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		10,858	10,764	10,762	(6)(15)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(9)	(6)	(6)(15)(19)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.25%	7.91%		7/1/2031		22,463	22,140	20,812	(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.89%		2/28/2031		37,654	37,089	36,208	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.89%		2/28/2031		815	808	784	(6)(15)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030		—	(44)	(159)	(6)(15)(19)
MP Midco Holdings LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	6.50%	10.23%		3/29/2030		4,270	4,294	4,304	(6)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/10/2028		40,519	40,346	39,644	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/10/2028		13,577	13,561	13,284	(6)(15)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/10/2028		2,401	2,392	2,349	(6)(15)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.48%		2/10/2028		1,137	1,113	1,038	(6)(15)(19)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.18%		10/2/2032		16,730	16,605	16,479	(6)(11)(15)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.20%		10/2/2032		1,076	1,066	1,051	(6)(11)(15)(19)
National Mentor Holdings	Health Care Services	Fixed Rate Bond			10.50%		12/15/2030		6,435	6,324	6,787
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.48%		4/17/2031		2,845	2,810	2,810	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.48%		4/17/2031		9,583	9,468	9,467	(6)(11)(15)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031		—	(6)	(5)	(6)(11)(15)(19)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	PRIME+	4.75%	11.50%		4/17/2031		784	761	761	(6)(11)(15)(19)
New AWL Holdings, LLC	Advertising	Earnout Interest								4,770	4,763	(15)(23)(25)
New AWL Holdings, LLC	Advertising	Earnout Interest								2,055	2,055	(15)(23)(25)
New Spanx, LLC	Apparel Retail	First Lien Term Loan	SOFR+	5.50%	9.12%		7/6/2032		4,126	4,126	4,064	(6)(15)
New Spanx, LLC	Apparel Retail	First Lien Revolver	SOFR+	5.50%	9.12%		7/6/2032		1,237	1,237	1,218	(6)(15)
New Spanx, LLC	Apparel Retail	Common Stock						41,258,131		4,951	4,951	(15)(23)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/12/2030		19,545	19,362	19,385	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/9/2030		7,706	7,647	7,643	(6)(15)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(16)	(15)	(6)(15)(19)
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	3.50%	7.14%		7/31/2031		2,497	2,422	2,412	(6)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	8.24%		1/13/2033		11,916	11,857	11,860	(6)(15)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%			1/13/2033		—	(6)	(6)	(6)(15)(19)
NFO Orange Buyer LLC	Distributors	First Lien Revolver	PRIME+	3.50%	10.25%		1/13/2033		936	928	928	(6)(15)(19)
NN, Inc.	Industrial Machinery & Supplies & Components	Common Stock						503,960		—	1,809	(11)(23)
Northwoods Capital 20 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	6.88%	10.55%		10/25/2038		1,500	1,488	1,390	(6)(11)
Octagon 67 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.41%	11.08%		7/25/2038		1,000	1,033	1,005	(6)(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	6.64%	2.50%	10/30/2031		$11,291	$11,206	$10,702	(6)(11)(15)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(13)	(77)	(6)(11)(15)(19)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.75%	5.46%	2.50%	10/30/2031		€4,034	4,351	4,366	(6)(11)(15)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	6.00%	7.23%	2.50%	10/30/2031		£1,345	1,736	1,693	(6)(11)(15)
OTG Management, LLC	Airport Services	First Lien Term Loan	SOFR+	8.50%		12.10%	2/11/2030		$14,748	13,764	14,748	(6)(15)
OTG Management, LLC	Airport Services	Common Stock						2,613,034		22,330	4,050	(15)(23)
Otranto Park	Multi-Sector Holdings	CLO Notes	E+	5.40%	7.60%		10/15/2039		€1,050	1,211	1,190	(6)(11)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032		$24,313	24,020	23,949	(6)(15)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.75%			2/13/2032		—	(63)	(78)	(6)(15)(19)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.09%	10.77%		10/20/2037		2,750	2,833	2,571	(6)(11)
Park Blue CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.55%	9.22%		10/25/2038		1,750	1,750	1,747	(6)(11)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						57,326		1,165	1,787	(11)(15)(23)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						12,593		256	393	(11)(15)(23)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.64%		11/15/2030		51,323	50,682	45,934	(6)(15)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.64%		11/15/2029		2,060	1,983	1,339	(6)(15)(19)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						4,531		4,440	5,322	(15)(23)
Phoenix Finance, Inc.	Application Software	First Lien Term Loan	SOFR+	9.00%		12.73%	8/14/2028		5,857	5,763	5,569	(6)(15)
Phoenix Finance, Inc.	Application Software	Second Lien Term Loan	SOFR+	7.50%		11.38%	8/14/2028		10,391	10,382	9,461	(6)(15)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.25%	7.89%		12/20/2032		20,117	20,117	20,205	(6)(11)(15)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.25%			12/20/2032		—	10	(17)	(6)(11)(15)(19)
Pike Corporation	Construction & Engineering	First Lien Revolver	SOFR+	4.25%			12/20/2032		—	—	(11)	(6)(11)(15)(19)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.64%	1.50%	8/22/2029		5,057	5,057	4,920	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.64%	1.50%	8/22/2029		8,760	8,760	8,524	(6)(15)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		16,046	14,423	802	(6)(15)(20)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	(168)	(6)(15)(19)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	(67)	(6)(15)(19)
Pluralsight, LLC	Application Software	Common Stock						4,300,526		14,364	—	(15)(23)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.11%		9/17/2031		€12,868	14,043	14,712	(6)(11)(15)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%	7.61%		9/17/2031		5,200	5,961	5,841	(6)(11)(15)(19)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.23%		9/17/2031		$5,846	5,805	5,846	(6)(11)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		10,594	10,336	10,594	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		13,881	13,859	13,881	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		525	518	525	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		3,905	3,866	3,905	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		3,561	3,560	3,561	(6)(15)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		963	955	963	(6)(15)(19)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%	8.73%		9/30/2031		1,573	1,543	1,573	(6)(15)(19)
Premium Parent, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	10.14%		11/25/2032		33,046	32,442	32,465	(6)(15)
Premium Parent, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%	10.16%		9/21/2032		977	904	907	(6)(15)(19)
PRGX Global, Inc.	Data Processing & Outsourced Services	Common Stock						100,000		—	245	(15)(23)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)		Cost	Fair Value	Notes
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	10.98%		1/23/2029			$21,307	$21,094	$20,985	(6)(11)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.89%		9/20/2030			19,919	19,660	19,560	(6)(15)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030			—	(28)	(38)	(6)(15)(19)
Recess Topco Partnership LP	Passenger Ground Transportation	Subordinated Debt Term Loan	SOFR+	6.75%		10.39%	1/26/2032			31,958	31,389	31,354	(6)(15)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.66%		4/5/2030			10,532	9,874	8,396	(6)
Resilience Parent LLC	Electrical Components & Equipment	Second Lien Term Loan	SOFR+	5.25%	8.98%		2/27/2034			7,506	7,434	7,434	(6)(15)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.00%	8.73%		3/17/2031			12,816	12,635	12,634	(6)(15)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Revolver	SOFR+	5.00%			3/16/2031			—	(15)	(16)	(6)(15)(19)
RideNow Group, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	7.75%	10.68%	1.00%	9/30/2027			8,133	8,041	8,133	(6)(11)(15)(24)
RideNow Group, Inc.	Automotive Retail	First Lien Term Loan	SOFR+	7.75%	10.68%	1.00%	9/30/2027			26,949	26,628	26,949	(6)(11)(15)(24)
RideNow Group, Inc.	Automotive Retail	Warrants						204,454			1,202	1,022	(11)(15)(23)(24)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			13,792	13,702	13,955	(6)(11)(15)(22)
Scilex Holding Co	Pharmaceuticals	Common Stock						265			39	2	(11)(23)
Semnur Pharmaceuticals Inc	Pharmaceuticals	Common Stock						265			39	—	(11)(23)
Seres Therapeutics, Inc.	Biotechnology	Warrants						2,911			182	3	(11)(15)(23)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.75%	9.48%		5/20/2030			11,136	11,006	11,136	(6)(15)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.75%			5/20/2030			—	(17)	—	(6)(15)(19)
Silk Holdings III LLC	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	8.11%		12/1/2032			11,894	11,775	11,780	(6)(15)
Silk Holdings III LLC	Personal Care Products	First Lien Revolver	SOFR+	4.50%	8.11%		12/1/2032			57	48	49	(6)(15)(19)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.39%		4/19/2029			41,346	40,882	40,754	(6)(15)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(61)	(69)	(6)(15)(19)
Sorrento Therapeutics, Inc.	Biotechnology	Common Stock						66,000			139	—	(11)(23)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		1/30/2032			40,726	40,238	40,375	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.04%		1/30/2032		C$	7,373	5,030	5,152	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	5.98%		1/30/2032			¥788,378	5,029	4,809	(6)(15)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%	8.40%		1/30/2032			$3,605	3,494	3,527	(6)(15)(19)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.41%		9/4/2029			7,266	7,054	6,769	(6)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			6,835	6,731	6,526
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	5.50%	7.73%		4/25/2031			€18,846	20,292	21,277	(6)(11)(15)
SVP-Singer Holdings Inc.	Home Furnishings	Common Stock						418,881			2,463	2,383	(15)(23)
Symphone CLO Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	5.80%	9.47%		10/23/2035			$1,000	986	988	(6)(11)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.42%		11/24/2031			17,219	17,094	17,063	(6)(15)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/24/2031			—	(8)	(9)	(6)(15)(19)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.42%		11/22/2030			186	169	166	(6)(15)(19)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	9.63%		5/26/2028			19,314	18,944	18,155	(6)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Term Loan	SOFR+	9.50%	13.11%		3/6/2031			9,113	8,943	8,938	(6)(15)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Term Loan	SOFR+	1.00%	4.61%		3/6/2031			9,347	9,172	9,173	(6)(15)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Revolver	SOFR+	5.00%	8.61%		3/6/2031			62	4	4	(6)(15)(19)
Thrive Bidco Limited	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.86%		3/10/2033			6,237	6,118	6,118	(6)(11)(15)
Thrive Bidco Limited	Health Care Technology	First Lien Term Loan	E+	5.25%	7.45%		3/10/2033			€2,303	2,613	2,583	(6)(11)(15)
Thrive Bidco Limited	Health Care Technology	First Lien Term Loan	SONIA+	5.25%			3/10/2033			—	(43)	(42)	(6)(11)(15)(19)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	10.74%		1/25/2034			$905	857	628	(6)(11)

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)(4)	Index	Spread	Cash Interest Rate (5)	PIK	Maturity Date	Shares	Principal (7)	Cost	Fair Value	Notes
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		2/13/2032		$30,791	$30,386	$30,498	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		2/13/2032		559	554	554	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032		—	(17)	(26)	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.43%		2/13/2032		663	655	657	(6)(15)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032		2,137	2,089	2,085	(6)(15)(19)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	4.75%			2/13/2031		—	(39)	(29)	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031		20,852	20,662	20,558	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031		998	993	980	(6)(15)(19)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.29%	3.13%	9/10/2031		5,852	5,796	5,796	(6)(15)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	PRIME+	4.25%	11.00%		9/10/2031		1,801	1,786	1,772	(6)(15)(19)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.25%	8.92%		6/16/2031		12,686	12,529	12,527	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		7/3/2032		16,630	16,464	16,298	(6)(15)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(24)	(48)	(6)(15)(19)
Win Brands Group LLC	Housewares & Specialties	First Lien Term Loan	SOFR+	14.00%	17.65%		1/25/2027		2,703	2,700	2,135	(6)(15)
Win Brands Group LLC	Housewares & Specialties	Warrants						4,871		46	—	(15)(23)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.78%	3.88%	11/28/2029		31,607	31,196	31,553	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.78%	3.88%	11/29/2029		1,498	1,498	1,496	(6)(15)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(47)	(7)	(6)(15)(19)
Zayo Group Holdings Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.50%	6.76%	0.50%	3/11/2030		3,888	3,719	3,892	(6)
Total Non-Control/Non-Affiliate Investments (180.9% of net assets)										$2,609,629	$2,502,046
Total Portfolio Investments (198.2% of net assets)										$2,996,697	$2,741,814
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund, Institutional Shares										$—	$—
BNY Mellon Short Term Investment Fund										33,372	33,372
Other cash accounts										6,549	6,549
Total Cash and Cash Equivalents (2.9% of net assets)										$39,921	$39,921

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$5,424	C$	7,503	9/10/2026	ING Capital Markets LLC	$119
Foreign currency forward contract	$182,243		€156,152	9/10/2026	Wells Fargo Bank, N.A.	3,196
Foreign currency forward contract	€647		$739	9/10/2026	ING Capital Markets LLC	3
Foreign currency forward contract	$65,167		£48,466	9/10/2026	Wells Fargo Bank, N.A.	840
Foreign currency forward contract	$3,825		£2,907	9/10/2026	ING Capital Markets LLC	(33)
Foreign currency forward contract	$5,027		¥797,959	9/10/2026	ING Capital Markets LLC	90
Foreign currency forward contract	$8,912	kr	82,888	9/10/2026	ING Capital Markets LLC	314
						$4,529

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 2.7%	Floating 3-month SOFR +1.658%	Royal Bank of Canada	1/15/2027	$350,000	$(5,919)
Interest rate swap	Fixed 7.1%	Floating 3-month SOFR +3.1255%	Royal Bank of Canada	2/15/2029	$300,000	(780)
Interest rate swap	Fixed 6.34%	Floating 3-month SOFR +2.1920%	BNP Paribas	2/27/2030	$300,000	1,286
						$(5,413)

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
(6)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA"), the Tokyo overnight average rate ("TONA"), the Canadian overnight repo rate average ("CORRA"), the Stockholm interbank offered rate ("STIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2026, the reference rates for the Company's variable rate loans were the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63%, the 180-day SOFR at 3.67%, the PRIME at 6.75%, the SONIA at 3.75%, the TONA at 0.98%, the 30-day CORRA at 2.28%, the 180-day STIBOR at 2.12%, the 30-day EURIBOR at 2.20%, the 90-day EURIBOR at 2.32% and the 180-day EURIBOR at 2.57%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(9)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the quarter ended June 30, 2026 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(11)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2026, qualifying assets represented 72.6% of the Company's total assets and non-qualifying assets represented 27.4% of the Company's total assets.
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
(15)As of June 30, 2026, these investments were categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820").
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
June 30, 2026
(dollar amounts in thousands)
(unaudited)

(18)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(19)Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(20)This investment was on non-accrual status as of June 30, 2026.
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $136,464, or 9.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Type of Investment	Acquisition Date
C5 Technology Holdings, LLC	Common Stock	10/11/2013
C5 Technology Holdings, LLC	Preferred Equity	10/11/2013
Continental Intermodal Group LP	Preferred Equity	2/2/2024
Continental Intermodal Group LP	Common Stock	1/28/2020
Dominion Diagnostics, LLC	Earnout Interest	3/31/2025
Dominion Diagnostics, LLC	Earnout Interest	3/31/2025
OCSI Glick JV LLC	Membership Interest	3/19/2021
Senior Loan Fund JV I, LLC	Membership Interest	12/23/2016
SIO2 Medical Products, Inc.	Common Stock	8/3/2023
SIO2 Medical Products, Inc.	Warrants	4/3/2023
New AWL Holdings, LLC	Earnout Interest	3/29/2024
New AWL Holdings, LLC	Earnout Interest	3/29/2024
Assembled Brands Capital LLC	Common Stock	10/17/2018
Assembled Brands Capital LLC	Warrants	9/10/2019
The Avery	Membership Interest	12/16/2023
Telestream 2 LLC	Common Stock	6/7/2025
Thrasio, LLC	Common Stock	6/18/2024
ADC Therapeutics SA	Common Stock	4/25/2024
ADC Therapeutics SA	Warrants	8/15/2022
AIP RD Buyer Corp.	Common Stock	12/23/2021
Alvotech Holdings S.A.	Common Stock	12/14/2018
Alvotech Holdings S.A.	Common Stock	12/14/2018
Aquestive Therapeutics, Inc.	Warrants	5/12/2026
athenahealth Group Inc.	Preferred Equity	2/15/2022
BioXcel Therapeutics, Inc.	Common Stock	11/25/2024
BioXcel Therapeutics, Inc.	Warrants	4/28/2022
BioXcel Therapeutics, Inc.	Warrants	3/20/2024
Blumenthal Temecula, LLC	Preferred Equity	3/25/2021
Blumenthal Temecula, LLC	Preferred Equity	3/25/2021
Blumenthal Temecula, LLC	Common Stock	3/25/2021
Conviva Inc.	Preferred Equity	2/25/2021
Delta Leasing SPV II LLC	Preferred Equity	8/31/2022
Delta Leasing SPV II LLC	Common Stock	8/31/2022
Delta Leasing SPV II LLC	Warrants	8/31/2022
Dialyze Holdings, LLC	Warrants	8/4/2021
Eyesouth Eye Care Holdco LLC	Common Stock	10/7/2022
Fairbridge Strategic Capital Funding LLC	Warrants	11/24/2021
Fortress Biotech, Inc.	Warrants	8/27/2020
IDF 14 FinanceCo, LLC	Warrants	6/24/2026
JN Bidco LLC	Common Stock	8/12/2024
Mesoblast, Inc.	Warrants	12/20/2021
NN, Inc.	Common Stock	4/6/2026
OTG Management, LLC	Common Stock	9/1/2021
Paulus Holdings Public Limited Company	Preferred Equity	10/14/2022
Paulus Holdings Public Limited Company	Warrants	10/14/2022
PetVet Care Centers, LLC	Preferred Equity	11/14/2023
Pluralsight, LLC	Common Stock	8/22/2024
PRGX Global, Inc.	Common Stock	3/2/2021
RideNow Group, Inc.	Warrants	8/31/2021
Scilex Holding Co	Common Stock	1/28/2021
Semnur Pharmaceuticals Inc	Common Stock	1/28/2021
Seres Therapeutics, Inc.	Warrants	4/27/2023
Sorrento Therapeutics, Inc.	Common Stock	1/28/2021
New Spanx, LLC	Common Stock	6/30/2026
SVP-Singer Holdings Inc.	Common Stock	12/31/2024
Win Brands Group LLC	Warrants	1/25/2021
(24)This investment was renamed during the three months ended December 31, 2025. For the periods prior to December 31, 2025, this investment was referenced as RumbleOn, Inc.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

(25)The Company acquired these investments in connection with the exit of related portfolio companies. These investments provide the Company with a contractual right to receive future payments; the timing and amounts of such payments are generally based upon the achievement of certain events or metrics primarily linked to the future performance of the exited portfolio company. These payment rights are presented as an “Earnout Interest” in the Consolidated Schedule of Investments.
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
The Company's investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first lien loans (which may include “unitranche” loans and “last out” first lien loans, which are loans that are second priority behind “first out” first lien loans), second lien loans, unsecured and mezzanine loans, bonds and preferred and common equity, including equity co-investments. The Company may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.
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
The fair value of the Company's investments as of June 30, 2026 and September 30, 2025 was determined by Oaktree, as the Board of Directors' valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2026, there were six investments on non-accrual status that in aggregate represented 4.2% and 1.8% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there were ten investments on non-accrual status that in aggregate represented 6.5% and 3.0% of total debt investments at cost and fair value, respectively.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash equivalents invested in money market mutual funds are measured at fair value using the market approach based on observable transactions or quoted prices in active markets, which represent the daily net asset value (“NAV”) of the funds, and are

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

classified as Level 1 assets within the fair value hierarchy. Cash and cash equivalents are included in the Company’s Consolidated Schedule of Investments. As of June 30, 2026 and September 30, 2025, the Company did not have any restricted cash.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2023, 2024 and 2025. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is effective for the fiscal year beginning October 1, 2025 and the Company is evaluating the effect of adoption on its annual financial statements for the year ending September 30, 2026.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 3. Portfolio Investments
As of June 30, 2026, 198.2% of net assets at fair value, or $2.7 billion, was invested in 163 portfolio companies, including (i) $113.2 million in subordinated notes and limited liability company ("LLC") equity interests of Senior Loan Fund JV I, LLC ("SLF JV I"), a joint venture through which the Company and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), co-invest in senior secured loans of middle-market companies and other corporate debt securities and (ii) $41.3 million in subordinated notes and LLC equity interests of OCSI Glick JV LLC ("Glick JV" and, together with SLF JV I, the "JVs"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies. As of June 30, 2026, 2.9% of net assets at fair value, or $39.9 million, was invested in cash and cash equivalents. In comparison, as of September 30, 2025, 194.3% of net assets at fair value, or $2.8 billion, was invested in 143 portfolio companies, including (i) $124.6 million in subordinated notes and LLC equity interests of SLF JV I and (ii) $46.1 million in subordinated notes and LLC equity interests of Glick JV. As of September 30, 2025, 5.4% of net assets at fair value, or $79.6 million, was invested in cash and cash equivalents. As of June 30, 2026, 84.5% of the Company's portfolio at fair value consisted of senior secured debt investments and 10.5% consisted of subordinated debt investments, including the debt investments in the JVs. As of September 30, 2025, 85.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 8.7% consisted of subordinated debt investments, including the debt investments in the JVs.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, warrants or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2026, the Company recorded net realized losses of $49.5 million and $61.8 million, respectively. During the three and nine months ended June 30, 2025, the Company recorded net realized losses of $13.4 million and $24.0 million, respectively. During the three and nine months ended June 30, 2026, the Company recorded net unrealized appreciation (depreciation) of $48.2 million and $(23.5) million, respectively. During the three and nine months ended June 30, 2025, the Company recorded net unrealized appreciation (depreciation) of $18.6 million and $(83.1) million, respectively.
The composition of the Company's investments as of June 30, 2026 and September 30, 2025 at cost and fair value was as follows:

	June 30, 2026		September 30, 2025
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,589,260	$2,479,522	$2,646,823	$2,535,998
Investments in equity securities	185,702	107,736	207,729	141,122
Debt investments in the JVs	138,778	125,828	165,779	158,716
Equity investments in the JVs	82,957	28,728	54,791	11,946
Total	$2,996,697	$2,741,814	$3,075,122	$2,847,782

The following table presents the composition of the Company's debt investments as of June 30, 2026 and September 30, 2025 at floating rates and fixed rates:

	June 30, 2026		September 30, 2025
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including the debt investments in the JVs	$2,380,987	91.39%	$2,442,837	90.65%
Fixed rate debt securities	224,363	8.61	251,877	9.35
Total	$2,605,350	100.00%	$2,694,714	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following table presents the financial instruments carried at fair value as of June 30, 2026 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$156,168	$2,160,672	$—	$2,316,840
Investments in debt securities (subordinated, including the debt investments in the JVs, CLO Notes and Credit Linked Notes)	—	45,733	242,777	—	288,510
Investments in equity securities (preferred)	—	—	48,866	—	48,866
Investments in equity securities (common and warrants, including LLC equity interests of the JVs)	2,307	—	56,563	28,728	87,598
Total investments at fair value	2,307	201,901	2,508,878	28,728	2,741,814
Cash equivalents	33,372	—	—	—	33,372
Derivative assets	—	5,815	—	—	5,815
Total assets at fair value	$35,679	$207,716	$2,508,878	$28,728	$2,781,001
Derivative liabilities	$—	$6,699	$—	$—	$6,699
Total liabilities at fair value	$—	$6,699	$—	$—	$6,699
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
The following table provides a roll-forward in the changes in fair value from March 31, 2026 to June 30, 2026 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2026	$2,139,293	$262,217	$48,974	$52,965	$2,503,449
Purchases	193,131	21,844	—	36	215,011
Sales and repayments	(162,528)	(14,457)	(826)	(3,064)	(180,875)
Transfers in (a)	—	—	—	13,046	13,046
Transfers out (a)	(13,046)	(28,166)	—	—	(41,212)
Capitalized PIK interest income	3,179	1,573	—	—	4,752
Accretion of OID	2,079	426	—	—	2,505
Net unrealized appreciation (depreciation)	32,152	(704)	873	9,050	41,371
Net realized gains (losses)	(33,588)	44	(155)	(15,470)	(49,169)
Fair value as of June 30, 2026	$2,160,672	$242,777	$48,866	$56,563	$2,508,878
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2026	$(2,924)	$(704)	$720	$(8,316)	$(11,224)
__________
(a) There were investment restructurings during the three months ended June 30, 2026 in which $13.0 million of Level 3 senior secured debt was exchanged for Level 3 common equity and (2) $28.2 million of Level 3 subordinated debt related to SLF JV I Notes was exchanged for $28.2 million of LLC equity interests in SLF JV I.
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
_________
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
The following table provides a roll-forward in the changes in fair value from September 30, 2025 to June 30, 2026 for all investments for which Oaktree determined fair value using unobservable (Level 3) factors:

	Investments
	Senior Secured Debt	Subordinated Debt (including debt investments in the JVs and credit linked notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2025	$2,107,306	$231,137	$72,122	$66,813	$2,477,378
Purchases	516,267	66,920	—	36	583,223
Sales and repayments	(420,365)	(25,284)	(25,572)	(3,231)	(474,452)
Transfers in (a)	—	—	1,167	13,767	14,934
Transfers out (a)	(14,934)	(28,166)	—	—	(43,100)
Capitalized PIK interest income	8,992	3,058	356	—	12,406
Accretion of OID	6,694	1,151	—	—	7,845
Net unrealized appreciation (depreciation)	6,129	(6,108)	(5,961)	(5,519)	(11,459)
Net realized gains (losses)	(49,417)	69	6,754	(15,303)	(57,897)
Fair value as of June 30, 2026	$2,160,672	$242,777	$48,866	$56,563	$2,508,878
Net unrealized appreciation (depreciation) relating to Level 3 investments still held as of June 30, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2026	$(42,785)	$(6,108)	$(5,961)	$(20,740)	$(75,594)
_________
(a) There were investment restructurings during the nine months ended June 30, 2026 in which (1) $13.8 million of Level 3 senior secured debt was exchanged for Level 3 common equity, (2) $1.2 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity and (3) $28.2 million of Level 3 subordinated debt related to SLF JV I Notes was exchanged for $28.2 million of LLC equity interests in SLF JV I.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of June 30, 2026:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Debt	$2,034,574	Market Yield	Market Yield	(b)	6.0%	-	35.0%	11.3%
	28,470	Enterprise Value	Revenue Multiple	(c)	0.3x	-	4.8x	1.7x
	31,786	Enterprise Value	EBITDA Multiple	(c)	6.0x	-	11.5x	8.6x
	25,098	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	40,744	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated Debt	50,122	Market Yield	Market Yield	(b)	5.0%	-	11.0%	9.1%
	44,980	Enterprise Value	Revenue multiple	(c)	0.8x	-	8.0x	8.0x
	21,847	Transaction Precedent	Transaction price	(d)	N/A	-	N/A	N/A
Debt Investments in the JVs	125,828	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	48,262	Enterprise Value	Revenue Multiple	(c)	0.0x	-	8.0x	0.4x
	50,349	Enterprise Value	EBITDA Multiple	(c)	0.4x	-	14.3x	8.8x
	6,818	Transaction Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
Total	$2,508,878
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2026 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Syndicated Facility payable	$501,000	$501,000	$—	$—	$501,000
2027 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	343,513	345,338	—	345,338	—
2029 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	295,816	305,811	—	305,811	—
2030 Notes payable (carrying value is net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment)	298,513	298,503	—	298,503	—
Total	$1,438,842	$1,450,652	$—	$949,652	$501,000

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
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Composition
Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$2,425,385	80.93%	$2,555,861	83.11%
Subordinated debt	163,875	5.47%	90,962	2.96%
Debt investments in the JVs	138,778	4.63%	165,779	5.39%
Common equity and warrants	134,523	4.49%	139,256	4.53%
LLC equity interests of the JVs	82,957	2.77%	54,791	1.78%
Preferred equity	51,179	1.71%	68,473	2.23%
Total	$2,996,697	100.00%	$3,075,122	100.00%

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$2,316,840	84.50%	167.51%	$2,445,538	85.88%	166.84%
Subordinated debt	162,682	5.93%	11.76%	90,460	3.18%	6.17%
Debt investments in the JVs	125,828	4.59%	9.10%	158,716	5.57%	10.83%
Common equity and warrants	58,870	2.15%	4.26%	69,000	2.42%	4.71%
Preferred equity	48,866	1.78%	3.53%	72,122	2.53%	4.92%
LLC equity interests of the JVs	28,728	1.05%	2.08%	11,946	0.42%	0.81%
Total	$2,741,814	100.00%	198.24%	$2,847,782	100.00%	194.28%

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

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Northeast	$1,128,846	37.67%	$1,072,606	34.88%
Midwest	432,203	14.42%	490,842	15.96%
Southeast	370,908	12.38%	479,013	15.58%
West	304,984	10.18%	284,586	9.25%
International	292,413	9.76%	339,829	11.05%
Southwest	246,076	8.21%	234,192	7.62%
South	169,017	5.64%	164,434	5.35%
Northwest	52,250	1.74%	9,620	0.31%
Total	$2,996,697	100.00%	$3,075,122	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$998,676	36.41%	72.20%	$949,839	33.35%	64.80%
Midwest	420,250	15.33%	30.39%	479,452	16.84%	32.71%
Southeast	298,299	10.88%	21.57%	385,283	13.53%	26.28%
West	295,873	10.79%	21.39%	283,930	9.97%	19.37%
International	294,476	10.74%	21.29%	354,855	12.46%	24.21%
Southwest	213,779	7.80%	15.46%	221,920	7.79%	15.14%
South	168,499	6.15%	12.18%	162,946	5.72%	11.12%
Northwest	51,962	1.90%	3.76%	9,557	0.34%	0.65%
Total	$2,741,814	100.00%	198.24%	$2,847,782	100.00%	194.28%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2026 and September 30, 2025:

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$526,690	17.61%	$543,878	17.64%
Multi-Sector Holdings (1)	244,871	8.17	236,025	7.68
Health Care Services	182,676	6.10	160,149	5.21
Health Care Equipment	141,795	4.73	90,600	2.95
Interactive Media & Services	118,739	3.96	129,993	4.23
Aerospace & Defense	114,309	3.81	131,123	4.26
Pharmaceuticals	114,025	3.81	114,897	3.74
Metal, Glass & Plastic Containers	69,096	2.31	69,505	2.26
Specialized Consumer Services	66,956	2.23	82,497	2.68
Diversified Support Services	64,619	2.16	47,882	1.56
Environmental & Facilities Services	59,157	1.97	55,761	1.81
Health Care Technology	59,035	1.97	75,913	2.47
Soft Drinks & Non-alcoholic Beverages	57,644	1.92	56,944	1.85
Specialized Finance	54,597	1.82	67,584	2.20
Life Sciences Tools & Services	54,093	1.81	73,389	2.39
Diversified Financial Services	53,817	1.80	43,064	1.40
Alternative Carriers	50,321	1.68	18,180	0.59
Systems Software	44,974	1.50	47,667	1.55
Air Freight & Logistics	44,825	1.50	16,360	0.53
Communications Equipment	40,821	1.36	43,379	1.41
Automotive Retail	38,401	1.28	38,232	1.24
Real Estate Operating Companies	37,766	1.26	49,076	1.60
Packaged Foods & Meats	36,959	1.23	32,888	1.07
Building Products	36,390	1.21	29,193	0.95
Cable & Satellite	36,154	1.21	27,463	0.89
Airport Services	36,094	1.20	66,192	2.15
Biotechnology	35,662	1.19	41,521	1.35
Data Processing & Outsourced Services	34,984	1.17	34,984	1.14
Health Care Supplies	33,985	1.13	30,328	0.99
Construction Machinery & Heavy Transportation Equipment	33,628	1.12	33,138	1.08
Construction & Engineering	31,707	1.06	29,407	0.96
Passenger Ground Transportation	31,389	1.05	—	—
Electrical Components & Equipment	29,774	0.99	33,633	1.09
Drug Retail	29,255	0.98	29,700	0.97
Health Care Distributors	27,211	0.91	27,210	0.88
Insurance Brokers	27,096	0.90	26,611	0.87
Advertising	22,987	0.77	11,397	0.37
Real Estate Services	22,633	0.76	19,290	0.63
Oil & Gas Exploration & Production	21,349	0.71	—	—
Hotels, Resorts & Cruise Lines	21,301	0.71	20,502	0.67
Industrial Machinery & Supplies & Components	21,094	0.70	23,480	0.76
Diversified Chemicals	19,973	0.67	19,986	0.65
Casinos & Gaming	19,298	0.64	—	—
Education Services	18,677	0.62	20,515	0.67
Distillers & Vintners	18,119	0.60	—	—
Oil & Gas Storage & Transportation	17,427	0.58	19,309	0.63
Property & Casualty Insurance	15,561	0.52	19,805	0.64
Distributors	14,512	0.48	1,733	0.06
Office Services & Supplies	13,785	0.46	28,897	0.94
Personal Care Products	11,823	0.39	38,984	1.27
Apparel Retail	10,314	0.34	18,559	0.60
Research & Consulting Services	9,518	0.32	31,938	1.04
Internet Services & Infrastructure	5,494	0.18	40,748	1.33
Broadline Retail	4,086	0.14	23,267	0.76
Housewares & Specialties	2,746	0.09	2,639	0.09
Movies & Entertainment	2,522	0.08	23,737	0.77
Home Furnishings	2,463	0.08	2,463	0.08
Diversified Real Estate Activities	1,500	0.05	—	—
Home Improvement Retail	—	—	21,401	0.70
Gold	—	—	17,698	0.58
Real Estate Development	—	—	16,142	0.52
Paper & Plastic Packaging Products & Materials	—	—	10,312	0.34
Financial Exchanges & Data	—	—	7,954	0.26
	$2,996,697	100.00%	$3,075,122	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$477,693	17.38%	34.50%	$522,632	18.34%	35.68%
Multi-Sector Holdings (1)	176,895	6.45	12.79	185,887	6.53	12.68
Health Care Services	167,792	6.12	12.13	119,633	4.20	8.16
Interactive Media & Services	118,766	4.33	8.59	131,211	4.61	8.95
Health Care Equipment	115,981	4.23	8.39	65,121	2.29	4.44
Aerospace & Defense	115,316	4.21	8.34	132,514	4.65	9.04
Pharmaceuticals	112,864	4.12	8.16	115,382	4.05	7.87
Health Care Technology	72,058	2.63	5.21	96,960	3.40	6.61
Specialized Consumer Services	66,790	2.44	4.83	82,424	2.89	5.62
Diversified Support Services	63,835	2.33	4.62	47,604	1.67	3.25
Soft Drinks & Non-alcoholic Beverages	57,035	2.08	4.12	56,333	1.98	3.84
Environmental & Facilities Services	56,017	2.04	4.05	53,423	1.88	3.64
Diversified Financial Services	55,094	2.01	3.98	45,405	1.59	3.10
Life Sciences Tools & Services	53,622	1.96	3.88	73,456	2.58	5.01
Specialized Finance	52,799	1.93	3.82	67,439	2.37	4.60
Alternative Carriers	50,597	1.85	3.66	18,204	0.64	1.24
Air Freight & Logistics	44,792	1.63	3.24	16,411	0.58	1.12
Communications Equipment	40,685	1.48	2.94	43,293	1.52	2.95
Automotive Retail	39,787	1.45	2.88	36,985	1.30	2.52
Real Estate Operating Companies	38,266	1.40	2.77	45,168	1.59	3.08
Packaged Foods & Meats	36,859	1.34	2.67	32,778	1.15	2.24
Cable & Satellite	36,394	1.33	2.63	27,431	0.96	1.87
Building Products	36,079	1.32	2.61	29,137	1.02	1.99
Systems Software	35,806	1.31	2.59	47,446	1.67	3.24
Biotechnology	34,147	1.25	2.47	43,821	1.54	2.99
Health Care Supplies	33,969	1.24	2.46	30,295	1.06	2.07
Construction Machinery & Heavy Transportation Equipment	33,739	1.23	2.44	33,311	1.17	2.27
Passenger Ground Transportation	31,354	1.14	2.27	—	—	—
Construction & Engineering	30,143	1.10	2.18	28,766	1.01	1.96
Electrical Components & Equipment	29,774	1.09	2.15	33,290	1.17	2.27
Drug Retail	29,237	1.07	2.11	29,698	1.04	2.03
Insurance Brokers	27,208	0.99	1.97	26,766	0.94	1.83
Health Care Distributors	26,649	0.97	1.93	26,425	0.93	1.80
Data Processing & Outsourced Services	26,134	0.95	1.89	26,134	0.92	1.78
Advertising	22,980	0.84	1.66	11,538	0.41	0.79
Industrial Machinery & Supplies & Components	22,794	0.83	1.65	24,957	0.88	1.70
Real Estate Services	22,308	0.81	1.61	19,347	0.68	1.32
Diversified Chemicals	21,824	0.80	1.58	22,772	0.80	1.55
Oil & Gas Exploration & Production	21,348	0.78	1.54	—	—	—
Hotels, Resorts & Cruise Lines	20,100	0.73	1.45	20,023	0.70	1.37
Casinos & Gaming	19,062	0.70	1.38	—	—	—
Airport Services	18,798	0.69	1.36	54,143	1.90	3.69
Distillers & Vintners	18,115	0.66	1.31	—	—	—
Education Services	15,595	0.57	1.13	18,742	0.66	1.28
Property & Casualty Insurance	15,572	0.57	1.13	19,933	0.70	1.36
Distributors	15,096	0.55	1.09	3,134	0.11	0.21
Oil & Gas Storage & Transportation	13,499	0.49	0.98	14,137	0.50	0.96
Office Services & Supplies	13,295	0.48	0.96	26,753	0.94	1.83
Personal Care Products	11,829	0.43	0.86	36,284	1.27	2.48
Apparel Retail	10,233	0.37	0.74	16,600	0.58	1.13
Research & Consulting Services	9,548	0.35	0.69	29,943	1.05	2.04
Metal, Glass & Plastic Containers	5,952	0.22	0.43	11,709	0.41	0.80
Broadline Retail	5,635	0.21	0.41	21,513	0.76	1.47
Internet Services & Infrastructure	5,494	0.20	0.40	40,973	1.44	2.80
Movies & Entertainment	2,529	0.09	0.18	24,051	0.84	1.64
Home Furnishings	2,383	0.09	0.17	2,463	0.09	0.17
Housewares & Specialties	2,135	0.08	0.15	2,354	0.08	0.16
Diversified Real Estate Activities	1,514	0.06	0.11	—	—	—
Gold	—	—	—	18,665	0.66	1.27
Real Estate Development	—	—	—	16,098	0.57	1.10
Paper & Plastic Packaging Products & Materials	—	—	—	10,273	0.36	0.70
Financial Exchanges & Data	—	—	—	8,066	0.28	0.55
Home Improvement Retail	—	—	—	2,528	0.09	0.17
Total	$2,741,814	100.00%	198.24%	$2,847,782	100.00%	194.28%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

___________________
(1)This industry includes the Company's investments in the JVs and CLOs.
As of June 30, 2026 and September 30, 2025, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

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
SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional subordinated notes issued to the Company and Kemper by SLF JV I. The subordinated notes issued by SLF JV I (the "SLF JV I Notes") are senior in right of payment to SLF JV I LLC equity interests and subordinated in right of payment to SLF JV I’s secured debt. Effective on April 1, 2026, the Company entered into an exchange agreement with SLF JV I pursuant to which the Company exchanged $28.2 million in aggregate principal of its SLF JV I Notes for an equivalent amount of additional LLC equity interests in SLF JV I. In addition, the terms of the remaining SLF JV I Notes were amended and restated to provide for a stated maturity date of December 29, 2030 and an interest rate equal to SOFR plus 5.00% per annum. As of June 30, 2026 and September 30, 2025, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. SLF JV I is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
SLF JV I has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "SLF JV I Facility"), which permitted up to $290.0 million of borrowings (subject to borrowing base and other limitations) as of June 30, 2026. Borrowings under the SLF JV I Facility are secured by all of the assets of SLF JV I Funding II LLC, a special purpose financing subsidiary of SLF JV I. As of June 30, 2026, the revolving period of the SLF JV I Facility was scheduled to expire February 25, 2028 and the maturity date was August 25, 2028. As of June 30, 2026, borrowings under the SLF JV I Facility accrued interest at a rate equal to term SOFR plus 1.30% per annum. As of June 30, 2026 and September 30, 2025, $272.5 million and $252.5 million of borrowings were outstanding under the SLF JV I Facility, respectively.
As of June 30, 2026 and September 30, 2025, SLF JV I had total assets of $429.0 million and $447.4 million, respectively. SLF JV I's portfolio primarily consisted of senior secured loans to 130 and 72 portfolio companies as of June 30, 2026 and September 30, 2025, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly. As of June 30, 2026, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $113.2 million in aggregate, at fair value. As of September 30, 2025, the Company's investment in SLF JV I consisted of LLC equity interests and SLF JV I Notes of $124.6 million in aggregate, at fair value.
As of each of June 30, 2026 and September 30, 2025, the Company and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from the Company. As of each of June 30, 2026 and September 30, 2025, the Company had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Senior secured loans (1)	$399,286	$394,091
Weighted average interest rate on senior secured loans (2)	7.11%	8.09%
Number of borrowers in SLF JV I	130	72
Largest exposure to a single borrower (1)	$7,954	$10,390
Total of five largest loan exposures to borrowers (1)	$32,055	$49,629
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

SLF JV I Portfolio as of June 30, 2026

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.64%		8/18/2030		$5,323	$5,273	$4,749	(4)
Acosta Inc	Advertising	First Lien Term Loan	SOFR+	5.50%	9.28%		8/21/2031		2,636	2,594	2,614
Acrisure LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.00%	6.64%		11/6/2030		2,636	2,651	2,392
Aggreko Holdings Inc.	Trading Companies & Distributors	First Lien Term Loan	SOFR+	3.00%	6.63%		5/27/2031		2,736	2,731	2,746
AI Aqua Merger Sub Inc.	Specialized Consumer Services	First Lien Term Loan	SOFR+	2.50%	6.14%		6/25/2033		1,900	1,895	1,901
Albaugh LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	3.75%	7.41%		4/6/2029		1,974	1,972	1,913
Allied Universal Holdco LLC	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.89%		8/20/2032		4,776	4,808	4,784
Altice France SA	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	5.06%	8.74%		10/30/2028		2,632	2,636	2,634
Alvogen Pharma US, Inc.	Pharmaceuticals	Second Lien Term Loan	SOFR+	10.50%	6.23%	8.00%	3/1/2029		1,457	1,456	1,457	(4)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.23%		5/28/2032		3,831	3,803	3,834
Amspec Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.00%	6.73%		12/22/2031		1,816	1,816	1,824
Ankura Consulting Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.50%	7.17%		12/29/2031		2,637	2,587	2,505
Apex Group Treasury Ltd	Diversified Financial Services	First Lien Term Loan	SOFR+	3.50%	7.15%		2/27/2032		3,532	3,404	3,355
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.14%		2/15/2031		1,791	1,777	1,589
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.76%		8/19/2028		5,270	5,199	5,270
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	7.91%		9/19/2030		1,244	1,247	1,233
AthenaHealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	6.89%		2/15/2032		4,788	4,814	4,744
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	2.75%	6.23%		3/26/2032		4,776	4,807	4,585
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		1,730	1,711	1,538	(4)(5)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		6,224	6,136	5,532	(4)(5)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	3.75%	7.39%		12/18/2030		2,643	2,643	2,653
BCP VI Summit Holdings LP	Diversified Financial Services	First Lien Term Loan	SOFR+	3.50%	6.37%		1/30/2032		975	975	979
BCPE Grill Parent, Inc.	Restaurants	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030		2,636	2,524	2,507
BCPE North Star US Holdco 2 Inc	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	7.76%		6/9/2028		2,636	2,639	2,649
Beach Acquisition Bidco LLC	Footwear	First Lien Term Loan	SOFR+	2.75%	6.48%		9/13/2032		2,637	2,662	2,654
Blackfin Pipeline LLC	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.00%	6.69%		9/29/2032		2,637	2,662	2,649
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	3.50%	7.14%		3/12/2029		5,323	5,323	5,307
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.25%	6.92%		8/29/2032		2,637	2,648	2,649
Bowlmor AMF Corp	Leisure Facilities	First Lien Term Loan	SOFR+	3.25%	6.89%		9/22/2032		3,532	3,497	3,092
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	2.75%	6.42%		7/30/2031		2,637	2,633	2,383
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						7,193,540		7,194	5,323	(4)
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						171		—	—	(4)
Calcasieu Pass Funding LLC	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.25%	6.95%		4/11/2033		1,975	1,946	1,983
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		2,358	2,336	1,589	(5)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		$1,993	$1,967	$1,344	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	6.00%			8/10/2027		1,964	1,945	1,323	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		13	13	9	(5)
Centerline Communications, LLC	Wireless Telecommunication Services	First Lien Revolver	SOFR+	6.00%			8/10/2027		600	590	404	(5)
Chromalloy Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.25%	6.93%		3/27/2031		2,637	2,656	2,652
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.98%		3/24/2031		2,469	2,469	2,173
Clydesdale Acquisition Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.18%	6.82%		4/13/2029		2,650	2,659	2,607
Columbus McKinnon Corp.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.50%	7.23%		2/3/2033		2,311	2,291	2,310
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.14%		9/27/2029		2,637	2,608	2,648
CoorsTek Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	2.50%	6.23%		10/28/2032		2,643	2,671	2,652
Cotiviti, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.37%		3/26/2032		2,637	2,546	2,400
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	8.73%		10/14/2029		3,283	3,283	3,283
CRC Insurance Group LLC	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.48%		5/6/2031		1,900	1,884	1,860
Darktrace Finco US LLC	Application Software	First Lien Term Loan	SOFR+	3.25%	6.93%		10/9/2031		4,766	4,750	4,374
Dayforce Inc	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.00%	6.66%		2/4/2033		4,800	4,805	4,391
Delek US Holdings Inc.	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.00%	6.62%		5/17/2032		2,475	2,475	2,477
Delek US Holdings Inc.	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.50%	7.25%		11/19/2029		2,669	2,668	2,670
Dexko Global Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	4.50%	8.16%		10/4/2031		961	959	933
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.89%		7/9/2032		2,637	2,647	2,645
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.18%		8/2/2029		5,056	5,003	5,091
Disco Parent Inc	Application Software	First Lien Term Loan	SOFR+	3.00%	6.67%		8/6/2032		4,776	4,838	4,675
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.64%		4/26/2029		5,336	5,294	4,877
Edelman Financial Engines Center LLC	Asset Management & Custody Banks	First Lien Term Loan	SOFR+	4.00%	7.64%		12/1/2031		2,643	2,657	2,654
EG Group Ltd.	Automotive Retail	First Lien Term Loan	SOFR+	3.25%	6.92%		1/30/2031		3,475	3,467	3,492
Eisner Advisory Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.64%		2/28/2031		2,637	2,661	2,595
Fertitta Entertainment LLC	Restaurants	First Lien Term Loan	SOFR+	3.25%	6.89%		1/27/2029		2,636	2,600	2,637
Five Star Lower Holding LLC	Food Retail	First Lien Term Loan	SOFR+	4.25%	7.91%		5/5/2029		2,636	2,641	2,600
Flynn Restaurant Group LP	Restaurants	First Lien Term Loan	SOFR+	3.75%	7.39%		1/28/2032		4,776	4,812	4,735
Freeport LNG Investments LLLP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.25%	6.93%		2/11/2033		3,450	3,432	3,461
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.12%		3/3/2033		2,250	2,216	2,258
Garda World Security Corp.	Security & Alarm Services	First Lien Term Loan	SOFR+	2.75%	6.42%		2/1/2029		3,990	3,981	3,990
GGP Retail LLC	Retail REITs	First Lien Term Loan	SOFR+	3.00%	6.64%		5/28/2030		2,512	2,527	2,515
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.25%	6.89%		9/20/2032		3,882	3,900	3,896
Gryphon Acquire Newco LLC	Semiconductors	First Lien Term Loan	SOFR+	2.75%	6.41%		9/10/2032		2,050	2,070	2,055

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.01%		4/9/2029		$2,636	$2,605	$2,095	(4)
Houghton Mifflin Harcourt Co	Education Services	First Lien Term Loan	SOFR+	8.00%	11.76%		4/7/2028		324	294	292
Ineos AG	Commodity Chemicals	First Lien Term Loan	SOFR+	3.25%	6.89%		2/18/2030		1,791	1,459	1,654
Instructure Holdings Inc	Application Software	First Lien Term Loan	SOFR+	2.75%	6.45%		11/13/2031		3,532	3,547	3,312
ITG Communications LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.75%	8.39%		7/9/2031		1,852	1,767	1,828
IVCE US LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	7.66%		12/8/2031		2,850	2,821	2,833
J&J Ventures Gaming LLC	Casinos & Gaming	First Lien Term Loan	SOFR+	3.50%	7.14%		4/26/2030		1,741	1,729	1,737
Jump Financial LLC	Asset Management & Custody Banks	First Lien Term Loan	SOFR+	3.50%	7.23%		2/27/2032		2,294	2,283	2,297
Jupiter Buyer Inc.	Construction & Engineering	First Lien Term Loan	SOFR+	4.00%	7.73%		11/3/2031		2,239	2,228	2,249
Kaseya Inc	Systems Software	First Lien Term Loan	SOFR+	3.25%	6.91%		3/22/2032		2,980	2,996	2,320
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.14%		8/15/2028		1,796	1,784	1,797
Kenan Advantage Group, Inc.	Cargo Ground Transportation	First Lien Term Loan	SOFR+	3.25%	6.89%		1/25/2029		2,637	2,636	2,645
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	7.41%		7/23/2032		4,775	4,805	3,748
KUEHG Corp	Education Services	First Lien Term Loan	SOFR+	2.75%	6.48%		6/12/2030		2,637	2,493	2,545
Lackawanna Energy Center LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	2.75%	6.37%		8/5/2032		3,456	3,484	3,468
Level 3 Financing Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	2.75%	6.39%		3/29/2032		2,650	2,670	2,655
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.00%	6.62%		12/2/2031		2,470	2,449	2,479
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.41%		8/25/2031		2,607	2,539	2,590
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	7.99%		6/1/2028		2,621	2,554	2,523
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.64%		3/1/2029		1,791	1,789	1,597	(4)
McGraw-Hill Education Inc	Publishing	First Lien Term Loan	SOFR+	2.75%	6.39%		8/6/2031		2,588	2,613	2,603
Mitchell International Inc.	Application Software	First Lien Term Loan	SOFR+	3.00%	6.64%		6/17/2031		5,323	5,292	5,083
MP Midco Holdings LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	6.50%	10.23%		3/29/2030		4,500	4,516	4,536	(4)
MRP Buyer LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.25%	6.98%		6/4/2032		2,637	2,630	2,649
Naked Juice LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	9.23%		1/24/2029		1,975	2,007	2,009
Neptune Bidco US Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.00%	8.77%		2/3/2033		4,000	3,980	3,973
Nexstar Media Inc.	Broadcasting	First Lien Term Loan	SOFR+	2.75%	6.39%		3/18/2033		1,634	1,618	1,620
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	4.00%	7.64%		7/31/2031		4,766	4,766	4,624
OAK-Eagle Acquireco Inc.	Interactive Home Entertainment	First Lien Term Loan	SOFR+	3.50%	7.15%		3/24/2033		3,725	3,669	3,738
OCM System One Buyer CTB LLC	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.50%	7.14%		3/2/2028		2,512	2,523	2,520
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.27%		2/23/2029		2,650	2,596	2,656
Parexel International Corp	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	2.75%	6.14%		12/9/2031		3,557	3,557	3,562
Pegasus Bidco BV	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	2.50%	6.17%		7/12/2032		2,525	2,513	2,529
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	7.48%		3/19/2032		2,637	2,610	2,608
Ping Identity Holding Corp.	Systems Software	First Lien Term Loan	SOFR+	2.75%	6.38%		10/31/2032		4,439	4,480	4,332
Pioneer Opco LLC	Casinos & Gaming	First Lien Term Loan	SOFR+	3.25%	6.89%		5/15/2033		2,850	2,836	2,864

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		$1,921	$1,727	$96	(4)(5)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.64%	1.50%	8/22/2029		1,049	1,049	1,020	(4)
Pluralsight, LLC	Application Software	Common Stock						514,789		1,719	—	(4)
PointClickCare Technologies Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.41%		11/3/2031		2,637	2,655	2,630
Pretzel Parent, Inc.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.14%		10/1/2031		2,729	2,716	2,611
Primo Brands Corp.	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	2.75%	6.48%		3/31/2031		1,297	1,291	1,304
Proampac PG Borrower LLC	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	7.67%		3/7/2033		3,600	3,546	3,546
Proofpoint, Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.73%		8/31/2028		2,169	2,141	2,098
RealPage Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	7.48%		4/24/2028		4,104	4,074	3,870
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.66%		4/5/2030		1,791	1,790	1,428	(4)
Restoration Hardware Inc	Homefurnishing Retail	First Lien Term Loan	SOFR+	3.25%	6.99%		10/20/2028		2,636	2,636	2,602
SCIH Salt Holdings Inc	Diversified Chemicals	First Lien Term Loan	SOFR+	2.75%	6.35%		1/31/2029		4,766	4,776	4,778
SCIL IV LLC	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	7.65%		11/8/2032		2,637	2,630	2,637
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.39%		12/16/2028		2,566	2,562	2,567
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.49%		6/30/2029		921	901	921
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.49%		6/30/2029		2,588	2,588	2,510
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	10.73%		6/30/2029		1,530	1,530	1,400
SHO Holding I Corporation	Footwear	Common Stock						3,135		4,304	3,130
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.39%		5/12/2028		2,636	2,619	2,186
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.73%		9/27/2030		5,323	5,243	5,336
Stonepeak Bayou Holdings LP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	2.75%	6.48%		9/24/2032		1,796	1,710	1,794
STS Operating Inc	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.00%	7.74%		3/25/2031		2,636	2,645	2,642
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.39%		3/15/2030		2,388	2,367	2,407
Summit Acquisition Inc.	Multi-Sector Holdings	First Lien Term Loan	SOFR+	3.50%	7.14%		10/16/2031		2,637	2,640	2,639
TCP Sunbelt Acquisition Co	Heavy Electrical Equipment	First Lien Term Loan	SOFR+	4.25%	7.92%		10/24/2031		1,416	1,423	1,417
Tiger Acquisition LLC	Construction & Engineering	First Lien Term Loan	SOFR+	2.75%	6.40%		8/23/2032		1,875	1,857	1,880
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.16%		3/4/2030		2,637	2,644	2,647
Touchdown Acquirer Inc.	Commodity Chemicals	First Lien Term Loan	SOFR+	2.50%	6.16%		2/21/2031		3,532	3,561	3,505
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.48%		9/15/2028		1,791	1,791	1,722
Trilon Group LLC	Construction & Engineering	First Lien Term Loan	SOFR+	3.50%	7.23%		6/11/2033		1,423	1,416	1,425
Trilon Group LLC	Construction & Engineering	First Lien Term Loan	SOFR+	3.50%			6/11/2033		—	(1)	—	(6)
Trucordia Insurance Holdings LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.25%	6.98%		6/17/2032		4,527	4,275	4,052
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	7.77%		11/2/2027		2,513	2,465	2,413
UKG Inc.	Application Software	First Lien Term Loan	SOFR+	2.25%	5.91%		2/10/2031		4,776	4,779	4,509

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Univision Communications Inc	Broadcasting	First Lien Term Loan	SOFR+	4.25%	7.98%		6/24/2029		$2,636	$2,654	$2,637
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.76%		6/20/2028		2,636	2,520	2,599
ViaSat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.26%		5/30/2030		3,532	3,510	3,556
WideOpenWest Finance LLC	Cable & Satellite	First Lien Term Loan	SOFR+	7.00%	10.93%		12/11/2028		1,322	1,328	1,342
WideOpenWest Finance, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	3.00%	6.93%		12/11/2028		1,791	1,676	1,641
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.39%		9/28/2029		2,637	2,614	2,578
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	6.89%		11/26/2031		2,637	2,622	2,578
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.14%		2/14/2032		4,766	4,756	4,385
Total Portfolio Investments									$399,286	$409,871	$391,910
_______
(1) Represents the interest rate as of June 30, 2026. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2026, the reference rates for SLF JV I's variable rate loans were the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63% and the 180-day SOFR at 3.67%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2026 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and SLF JV I as of June 30, 2026.
(5) This investment was on non-accrual status as of June 30, 2026.
(6) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

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

Both the cost and fair value of the Company's SLF JV I Notes were $84.5 million as of June 30, 2026 and $112.7 million as of September 30, 2025. The Company earned interest income of $1.9 million and $8.2 million on the SLF JV I Notes for the three and nine months ended June 30, 2026, respectively. The Company earned interest income of $3.3 million and $9.9 million on the SLF JV I Notes for the three and nine months ended June 30, 2025, respectively. As of June 30, 2026, the SLF JV I Notes bore interest at a rate of one-month SOFR plus 5.00% per annum and will mature on December 29, 2030.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The cost and fair value of the LLC equity interests in SLF JV I held by the Company were $83.0 million and $28.7 million, respectively, as of June 30, 2026, and $54.8 million and $11.9 million, respectively, as of September 30, 2025. The Company earned $1.4 million and $1.9 million in dividend income for the three and nine months ended June 30, 2026, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The Company earned $0.5 million and $1.9 million in dividend income for the three and nine months ended June 30, 2025, respectively, with respect to its investment in the LLC equity interests of SLF JV I. The LLC equity interests of SLF JV I are generally dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2026 and September 30, 2025 and for the three and nine months ended June 30, 2026 and 2025:

	June 30, 2026	September 30, 2025
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2026: $409,871; cost September 30, 2025: $403,332)	$391,910	$384,364
Cash and cash equivalents	13,734	58,556
Restricted cash	2,879	2,023
Other assets	20,523	2,456
Total assets	$429,046	$447,399

Senior credit facility payable	$272,500	$252,500
SLF JV I Notes payable at fair value (proceeds June 30, 2026, 2025: $96,560; proceeds September 30, 2025: $128,750)	96,560	128,750
Other liabilities	27,187	52,496
Total liabilities	$396,247	$433,746
Members' equity	32,799	13,653
Total liabilities and members' equity	$429,046	$447,399

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Selected Statements of Operations Information:
Interest income	$7,350	$7,339	$22,176	$22,811
Other income	55	13	200	19
Total investment income	7,405	7,352	22,376	22,830
Senior credit facility and secured borrowing interest expense	3,507	3,247	10,354	9,930
SLF JV I Notes interest expense	2,142	3,722	9,316	11,341
Other expenses	128	234	292	427
Total expenses (1)	5,777	7,203	19,962	21,698
Net investment income	1,628	149	2,414	1,132
Net unrealized appreciation (depreciation)	1,274	(85)	1,006	(7,016)
Net realized gains (losses)	(850)	(693)	(14,265)	(669)
Net income (loss)	$2,052	$(629)	$(10,845)	$(6,553)
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
During the nine months ended June 30, 2026 and 2025, the Company did not sell any senior secured debt investments to SLF JV I.

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
The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes issued by the Glick JV (the "Glick JV Notes"). As of June 30, 2026 and September 30, 2025, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The Glick JV has a revolving credit facility with Bank of America, N.A. (as amended and/or restated from time to time, the "Glick JV Facility"), which, as of June 30, 2026, had a revolving period end date and maturity date of February 25, 2028 and August 25, 2028, respectively, and permitted borrowings of up to $120.0 million (subject to borrowing base and other limitations). Borrowings under the Glick JV Facility are secured by all of the assets of OCSL Glick JV Funding II LLC, a special purpose financing subsidiary of the Glick JV. As of June 30, 2026, borrowings under the Glick JV Facility bore interest at a rate equal to term SOFR plus 1.30% per annum. As of June 30, 2026 and September 30, 2025, $90.0 million and $80.5 million of borrowings were outstanding under the Glick JV Facility, respectively.
As of June 30, 2026 and September 30, 2025, the Glick JV had total assets of $142.5 million and $149.1 million, respectively. The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 131 and 57 portfolio companies as of June 30, 2026 and September 30, 2025, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly. The Company's investment in the Glick JV consisted of LLC equity interests and Glick JV Notes of $41.3 million and $46.1 million in the aggregate at fair value as of June 30, 2026 and September 30, 2025, respectively. The Glick JV Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Glick JV Notes, respectively.
Effective April 1, 2026, Glick JV amended and restated its subordinated notes issued to the Company and GF Debt Funding to mature on October 20, 2030 and bear interest at a rate equal to SOFR plus 3.00% per annum. In connection with amending and restating the subordinated notes, $12.4 million of the Company’s unfunded subordinated notes commitment was reallocated to an unfunded commitment to purchase additional equity interests in Glick JV. The amended and restated subordinated notes mature on October 20, 2030 and bear interest at a rate equal to SOFR plus 3.00% per annum. As of June 30, 2026, the Glick JV had total capital commitments of $90.8 million, $79.5 million of which was from the Company and the remaining $11.4 million of which was from GF Equity Funding and GF Debt Funding. Approximately $74.8 million in aggregate commitments were funded as of June 30, 2026, of which $65.5 million was from the Company. As of September 30, 2025, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of September 30, 2025, of which $73.5 million was from the Company.
As of June 30, 2026, the Company had commitments to fund Glick JV Notes of $58.3 million, all of which was funded. As of September 30, 2025, the Company had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million were unfunded. As of June 30, 2026, the Company had commitments to fund LLC equity interests in the Glick JV of $21.1 million, of which $14.0 million were unfunded. As of September 30, 2025, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Senior secured loans (1)	$135,009	$132,109
Weighted average current interest rate on senior secured loans (2)	7.14%	8.32%
Number of borrowers in the Glick JV	131	57
Largest loan exposure to a single borrower (1)	$4,109	$4,305
Total of five largest loan exposures to borrowers (1)	$13,569	$20,577
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

Glick JV Portfolio as of June 30, 2026

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.64%		8/19/2030		$1,538	$1,523	$1,372	(4)
Acosta Inc	Advertising	First Lien Term Loan	SOFR+	5.50%	9.28%		8/21/2031		844	833	836
Acrisure LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.00%	6.64%		11/6/2030		844	846	765
Aggreko Holdings Inc.	Trading Companies & Distributors	First Lien Term Loan	SOFR+	3.00%	6.63%		5/27/2031		896	895	899
AI Aqua Merger Sub Inc.	Specialized Consumer Services	First Lien Term Loan	SOFR+	2.50%	6.14%		6/25/2033		625	623	625
Albaugh LLC	Fertilizers & Agricultural Chemicals	First Lien Term Loan	SOFR+	3.75%	7.41%		4/6/2029		546	545	529
Allied Universal Holdco LLC	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.89%		8/20/2032		1,538	1,547	1,541
Altice France SA	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	5.06%	8.74%		10/30/2028		836	828	836
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.23%		5/28/2032		1,241	1,232	1,242
Amspec Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.00%	6.73%		12/22/2031		597	596	600
Amynta Agency Borrower Inc	Property & Casualty Insurance	First Lien Term Loan	SOFR+	2.50%	6.14%		12/29/2031		1,144	1,148	1,131
Ankura Consulting Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.50%	7.17%		12/29/2031		844	831	801
Apex Group Treasury Ltd	Diversified Financial Services	First Lien Term Loan	SOFR+	3.50%	7.15%		2/27/2032		1,141	1,086	1,084
Artera Services LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.14%		2/15/2031		546	542	484
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.76%		8/19/2028		1,523	1,505	1,523
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	7.91%		9/19/2030		597	599	592
AthenaHealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	6.89%		2/15/2032		1,542	1,546	1,528
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		789	781	702	(4)(6)
BAART Programs, Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/11/2027		3,320	3,272	2,950	(4)(6)
Bausch + Lomb Corp	Health Care Supplies	First Lien Term Loan	SOFR+	3.75%	7.39%		12/18/2030		1,546	1,546	1,552
BCP VI Summit Holdings LP	Diversified Financial Services	First Lien Term Loan	SOFR+	3.50%	6.37%		1/30/2032		450	450	452
BCPE Grill Parent, Inc.	Restaurants	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030		844	796	802

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
BCPE North Star US Holdco 2 Inc	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	7.76%		6/9/2028		$843	$841	$847
Beach Acquisition Bidco LLC	Footwear	First Lien Term Loan	SOFR+	2.75%	6.48%		9/13/2032		846	855	851
Blackfin Pipeline LLC	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.00%	6.69%		9/29/2032		846	848	850
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	3.50%	7.14%		3/12/2029		1,538	1,548	1,534
Boots Group Finco LP	Food Retail	First Lien Term Loan	SOFR+	3.25%	6.92%		8/29/2032		846	850	850
Bowlmor AMF Corp	Leisure Facilities	First Lien Term Loan	SOFR+	3.25%	6.89%		9/22/2032		1,143	1,127	1,002
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	SOFR+	2.75%	6.42%		7/30/2031		844	842	762
Broadstreet Partners Group LLC	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.14%		6/13/2031		1,641	1,641	1,588
Calcasieu Pass Funding LLC	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.25%	6.95%		4/11/2033		675	665	678
Cengage Learning Holdings II Inc	Education Services	First Lien Term Loan	SOFR+	3.00%	6.65%		3/24/2031		846	848	838
Chromalloy Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.25%	6.93%		3/27/2031		844	850	849
Cloud Software Group Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.98%		3/24/2031		846	846	744
Clydesdale Acquisition Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.18%	6.82%		4/13/2029		850	850	836
Columbus McKinnon Corp.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	3.50%	7.23%		2/3/2033		770	764	770
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.14%		9/27/2029		844	836	847
CoorsTek Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	2.50%	6.23%		10/28/2032		848	856	851
Cotiviti, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.37%		3/26/2032		844	817	768
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	8.73%		10/14/2029		995	995	995
CRC Insurance Group LLC	Insurance Brokers	First Lien Term Loan	SOFR+	2.75%	6.48%		5/6/2031		625	620	612
Darktrace Finco US LLC	Application Software	First Lien Term Loan	SOFR+	3.25%	6.93%		10/9/2031		1,538	1,531	1,412
Dayforce Inc	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.00%	6.66%		2/4/2033		1,550	1,547	1,418
Delek US Holdings Inc.	Oil & Gas Refining & Marketing	First Lien Term Loan	SOFR+	3.00%	6.62%		5/17/2032		800	800	801
Dexko Global Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	4.50%	8.16%		10/4/2031		322	321	313
DG Investment Intermediate Holdings 2 Inc.	Security & Alarm Services	First Lien Term Loan	SOFR+	3.25%	6.89%		7/9/2032		846	851	848
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.18%		8/2/2029		1,426	1,422	1,436
Disco Parent Inc	Application Software	First Lien Term Loan	SOFR+	3.00%	6.67%		8/6/2032		1,542	1,553	1,509
Discovery Global Holdings Inc	Movies & Entertainment	First Lien Term Loan	SOFR+	2.50%	6.14%		6/3/2033		981	978	982
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.64%		4/26/2029		1,546	1,534	1,413
Edelman Financial Engines Center LLC	Asset Management & Custody Banks	First Lien Term Loan	SOFR+	4.00%	7.64%		12/1/2031		846	850	849
EG Group Ltd.	Automotive Retail	First Lien Term Loan	SOFR+	3.25%	6.92%		1/30/2031		1,200	1,197	1,206
Eisner Advisory Group LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.64%		2/28/2031		844	852	830
Fertitta Entertainment LLC	Restaurants	First Lien Term Loan	SOFR+	3.25%	6.89%		1/27/2029		845	834	846

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Five Star Lower Holding LLC	Food Retail	First Lien Term Loan	SOFR+	4.25%	7.91%		5/5/2029		$843	$843	$832
Flynn Restaurant Group LP	Restaurants	First Lien Term Loan	SOFR+	3.75%	7.39%		1/28/2032		1,538	1,549	1,525
Freeport LNG Investments LLLP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	3.25%	6.93%		2/11/2033		1,150	1,144	1,154
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.12%		3/3/2033		749	739	753
Garda World Security Corp.	Security & Alarm Services	First Lien Term Loan	SOFR+	2.75%	6.42%		2/1/2029		1,144	1,153	1,144
GGP Retail LLC	Retail REITs	First Lien Term Loan	SOFR+	3.00%	6.64%		5/28/2030		821	826	822
Global Medical Response Inc.	Health Care Services	First Lien Term Loan	SOFR+	3.25%	6.89%		9/20/2032		1,220	1,220	1,224
Gryphon Acquire NewCo LLC	Semiconductors	First Lien Term Loan	SOFR+	2.75%	6.41%		9/10/2032		685	691	687
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.01%		4/9/2029		843	833	670	(4)
Houghton Mifflin Harcourt Co	Education Services	First Lien Term Loan	SOFR+	8.00%	11.76%		4/7/2028		100	90	90
Ineos AG	Commodity Chemicals	First Lien Term Loan	SOFR+	3.25%	6.89%		2/18/2030		545	452	504
Instructure Holdings Inc	Application Software	First Lien Term Loan	SOFR+	2.75%	6.45%		11/13/2031		1,141	1,144	1,070
ITG Communications LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.75%	8.39%		7/9/2031		617	589	609
IVCE US LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	7.66%		12/8/2031		950	941	944
J&J Ventures Gaming LLC	Casinos & Gaming	First Lien Term Loan	SOFR+	3.50%	7.14%		4/26/2030		597	593	595
Jump Financial LLC	Asset Management & Custody Banks	First Lien Term Loan	SOFR+	3.50%	7.23%		2/27/2032		748	744	749
Jupiter Buyer Inc.	Construction & Engineering	First Lien Term Loan	SOFR+	4.00%	7.73%		11/3/2031		746	743	750
Kaseya Inc	Systems Software	First Lien Term Loan	SOFR+	3.25%	6.91%		3/22/2032		1,139	1,141	887
KDC/ONE Development Corp Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.14%		8/15/2028		847	835	849
Kenan Advantage Group, Inc.	Cargo Ground Transportation	First Lien Term Loan	SOFR+	3.25%	6.89%		1/25/2029		844	838	846
KnowBe4 Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	7.41%		7/23/2032		1,494	1,504	1,173
KUEHG Corp	Education Services	First Lien Term Loan	SOFR+	2.75%	6.48%		6/12/2030		1,538	1,502	1,485
Lackawanna Energy Center LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	2.75%	6.37%		8/5/2032		1,099	1,110	1,103
Level 3 Financing Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	2.75%	6.39%		3/29/2032		850	854	852
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	3.00%	6.62%		12/2/2031		790	784	793
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.41%		8/25/2031		813	792	808
MajorDrive Holdings IV, LLC	Automobile Manufacturers	First Lien Term Loan	SOFR+	4.00%	7.99%		6/1/2028		843	827	812
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.64%		3/1/2029		546	545	487	(4)
McGraw-Hill Education Inc	Publishing	First Lien Term Loan	SOFR+	2.75%	6.39%		8/6/2031		825	833	830
Mitchell International Inc.	Application Software	First Lien Term Loan	SOFR+	3.00%	6.64%		6/17/2031		1,538	1,529	1,469
MP Midco Holdings LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	6.50%	10.23%		3/29/2030		1,500	1,505	1,512	(4)
MRP Buyer LLC	Independent Power Producers & Energy Traders	First Lien Term Loan	SOFR+	3.25%	6.98%		6/4/2032		844	840	848

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Naked Juice LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.50%	9.23%		1/24/2029		$810	$823	$824
Neptune Bidco US Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.00%	8.77%		2/3/2033		1,325	1,318	1,316
Nexstar Media Inc.	Broadcasting	First Lien Term Loan	SOFR+	2.75%	6.39%		3/18/2033		545	539	540
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	4.00%	7.64%		7/31/2031		1,663	1,654	1,613
OAK-Eagle Acquireco Inc.	Interactive Home Entertainment	First Lien Term Loan	SOFR+	3.50%	7.15%		3/24/2033		1,225	1,207	1,229
OCM System One Buyer CTB LLC	Human Resource & Employment Services	First Lien Term Loan	SOFR+	3.50%	7.14%		3/2/2028		821	824	823
Olaplex Inc.	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	7.27%		2/23/2029		749	735	752
Parexel International Corp	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	2.75%	6.14%		12/9/2031		1,144	1,143	1,146
Pegasus Bidco BV	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	2.50%	6.17%		7/12/2032		825	821	826
Performance Health Holdings Inc	Health Care Distributors	First Lien Term Loan	SOFR+	3.75%	7.48%		3/19/2032		844	837	834
Ping Identity Holding Corp.	Systems Software	First Lien Term Loan	SOFR+	2.75%	6.38%		10/31/2032		1,397	1,403	1,363
Pioneer Opco LLC	Casinos & Gaming	First Lien Term Loan	SOFR+	3.25%	6.89%		5/15/2033		925	919	930
Pluralsight, LLC	Application Software	Common Stock						330,904		1,105	—	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.64%	1.50%	8/22/2029		674	674	656	(4)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		1,235	1,110	62	(4)(6)
PointClickCare Technologies Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.41%		11/3/2031		844	848	841
Pretzel Parent, Inc.	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.14%		10/1/2031		1,687	1,675	1,614
Primo Brands Corp.	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	2.75%	6.48%		3/31/2031		424	422	426
Proampac PG Borrower LLC	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	7.67%		3/7/2033		1,175	1,157	1,157
Proofpoint, Inc.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.73%		8/31/2028		995	985	962
RealPage Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	7.48%		4/24/2028		1,244	1,235	1,173
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.66%		4/5/2030		545	546	435	(4)
Restoration Hardware Inc	Homefurnishing Retail	First Lien Term Loan	SOFR+	3.25%	6.99%		10/20/2028		843	839	832
Saratoga Food Specialties LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	3.25%	6.91%		9/30/2032		1,500	1,500	1,507
SCIH Salt Holdings Inc	Diversified Chemicals	First Lien Term Loan	SOFR+	2.75%	6.35%		1/31/2029		1,463	1,463	1,466
SCIL IV LLC	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	7.65%		10/29/2032		846	842	846
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.39%		12/16/2028		821	829	821
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.49%		6/30/2029		685	669	685
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	6.50%	10.49%		6/30/2029		1,923	1,923	1,865
SHO Holding I Corporation	Footwear	First Lien Term Loan	SOFR+	7.00%	10.73%		6/30/2029		1,136	1,137	1,040
SHO Holding I Corporation	Footwear	Common Stock						2,330		3,200	2,325
Skopima Consilio Parent LLC	Research & Consulting Services	First Lien Term Loan	SOFR+	3.75%	7.39%		5/12/2028		844	836	700

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value (3)	Notes
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.73%		9/27/2030		$1,538	$1,515	$1,542
Stonepeak Bayou Holdings LP	Oil & Gas Storage & Transportation	First Lien Term Loan	SOFR+	2.75%	6.48%		9/24/2032		549	508	548
STS Operating Inc	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.00%	7.74%		3/25/2031		844	845	845
StubHub Holdco Sub LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.39%		3/15/2030		659	643	664
Summit Acquisition Inc.	Multi-Sector Holdings	First Lien Term Loan	SOFR+	3.50%	7.14%		10/16/2031		871	872	871
TCP Sunbelt Acquisition Co	Heavy Electrical Equipment	First Lien Term Loan	SOFR+	4.25%	7.92%		10/24/2031		579	581	579
Tiger Acquisition LLC	Construction & Engineering	First Lien Term Loan	SOFR+	2.75%	6.40%		8/23/2032		600	594	602
TMS International Corp	Diversified Support Services	First Lien Term Loan	SOFR+	3.50%	7.16%		3/4/2030		844	848	847
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.48%		9/15/2028		546	546	525
Trilon Group LLC	Construction & Engineering	First Lien Term Loan	SOFR+	3.50%			6/11/2033		—	—	—	(5)
Trilon Group LLC	Construction & Engineering	First Lien Term Loan	SOFR+	3.50%	7.23%		6/11/2033		459	457	460
Trucordia Insurance Holdings LLC	Insurance Brokers	First Lien Term Loan	SOFR+	3.25%	6.98%		6/17/2032		1,468	1,386	1,314
Trugreen LP	Environmental & Facilities Services	First Lien Term Loan	SOFR+	4.00%	7.77%		11/2/2027		820	803	787
UKG Inc.	Application Software	First Lien Term Loan	SOFR+	2.25%	5.91%		2/10/2031		1,538	1,541	1,452
Univision Communications Inc	Broadcasting	First Lien Term Loan	SOFR+	4.25%	7.98%		6/24/2029		843	848	844
US Renal Care Inc.	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.76%		6/20/2028		843	803	832
Viasat Inc.	Communications Equipment	First Lien Term Loan	SOFR+	4.50%	8.26%		5/30/2030		1,141	1,132	1,149
WideOpenWest Finance LLC	Cable & Satellite	First Lien Term Loan	SOFR+	7.00%	10.93%		12/11/2028		424	426	431
WideOpenWest Finance, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	3.00%	6.93%		12/11/2028		546	504	500
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	2.75%	6.39%		9/28/2029		844	837	825
Zelis Payments Buyer Inc	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	6.89%		11/26/2031		844	838	825
Zodiac Purchaser LLC	Systems Software	First Lien Term Loan	SOFR+	3.50%	7.14%		2/14/2032		1,494	1,492	1,374
Total Portfolio Investments									$135,009	$138,309	$132,082
__________
(1) Represents the interest rate as of June 30, 2026. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2026, the reference rates for the Glick JV's variable rate loans were the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63% and the 180-day SOFR at 3.67%. Most loans include an interest floor, which generally ranges from 0% to 3%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2026 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the Glick JV as of June 30, 2026.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on non-accrual status as of June 30, 2026.

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

The cost and fair value of the Company's aggregate investment in the Glick JV was $54.3 million and $41.3 million, respectively, as of June 30, 2026. The cost and fair value of the Company's aggregate investment in the Glick JV was $53.1 million and $46.1 million, respectively, as of September 30, 2025. For the three and nine months ended June 30, 2026, the Company's investment in the Glick JV Notes earned interest income of $1.4 million and $4.7 million, respectively. For the three and nine months ended June 30, 2025, the Company's investment in the Glick JV Notes earned interest income of $1.7 million and $5.1 million, respectively. The Company did not earn dividend income for the three and nine months ended June 30, 2026 and 2025 with respect to its investment in the LLC equity interest of the Glick JV. As of June 30, 2026, the Glick JV Notes bore interest at a rate of one-month SOFR plus 3.00% per annum and will mature on October 20, 2030.
Below is certain summarized financial information for the Glick JV as of June 30, 2026 and September 30, 2025 and for the three and nine months ended June 30, 2026 and 2025:

	June 30, 2026	September 30, 2025
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2026: $138,309; cost September 30, 2025: $135,083)	$132,082	$128,651
Cash and cash equivalents	4,165	18,752
Restricted cash	929	650
Receivables from unsettled transactions	4,267	—
Other assets	1,093	1,070
Total assets	$142,536	$149,123

Senior credit facility payable	$90,000	$80,500
Glick JV Notes payable at fair value (proceeds June 30, 2026: $66,685; proceeds September 30, 2025: $66,685)	47,219	52,640
Payables from unsettled transactions	3,708	14,002
Other liabilities	1,609	1,981
Total liabilities	$142,536	$149,123
Members' equity	—	—
Total liabilities and members' equity	$142,536	$149,123

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Selected Statements of Operations Information:
Interest income	$2,445	$2,603	$7,554	$8,566
Fee income	18	4	21	8
Total investment income	2,463	2,607	7,575	8,574
Senior credit facility and secured borrowing interest expense	1,188	1,170	3,426	3,754
Glick JV Notes interest expense	1,142	1,506	4,015	4,609
Other expenses	72	21	147	108
Total expenses (1)	2,402	2,697	7,588	8,471
Net investment income (loss)	61	(90)	(13)	103
Net unrealized appreciation (depreciation)	281	360	5,627	(30)
Realized gain (loss)	(342)	(270)	(5,614)	(73)
Net income (loss)	$—	$—	$—	$—
__________
(1) There are no management fees or incentive fees charged at the Glick JV.
The Glick JV has elected to fair value the Glick JV Notes issued to the Company and GF Debt Funding under ASC 825. The Glick JV Notes are valued based on the total assets less the liabilities senior to the Glick JV Notes in an amount not exceeding par under the EV technique.
During the nine months ended June 30, 2026 and 2025, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
For the three and nine months ended June 30, 2026, the Company recorded total fee income of $1.0 million and $5.2 million, respectively, of which less than $0.1 million and $0.1 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2025, the Company recorded total fee income of $0.3 million and $3.7 million, respectively, of which less than $0.1 million and $0.2 million, respectively, was recurring in nature.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2026 and 2025:

(Share amounts in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$30,940	$38,352	$17,659	$9,342
Weighted average common shares outstanding — basic and diluted	88,086	88,086	88,086	85,402
Earnings (loss) per common share — basic and diluted	$0.35	$0.44	$0.20	$0.11

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2026:

	Common Stock
(Share amounts in thousands)	Shares	Par Value	Additional paid-in-capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2025	88,086	$881	$2,350,075	$(885,143)	$1,465,813
Net investment income	—	—	—	36,703	36,703
Net unrealized appreciation (depreciation)	—	—	—	(32,418)	(32,418)
Net realized gains (losses)	—	—	—	1,342	1,342
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(19)	(19)
Distributions to stockholders	—	—	—	(35,234)	(35,234)
Issuance of common stock under dividend reinvestment plan	89	1	1,136	—	1,137
Repurchase of common stock under dividend reinvestment plan	(89)	(1)	(1,136)	—	(1,137)
Balance as of December 31, 2025	88,086	881	2,350,075	(914,769)	1,436,187
Net investment income	—	—	—	34,362	34,362
Net unrealized appreciation (depreciation)	—	—	—	(39,338)	(39,338)
Net realized gains (losses)	—	—	—	(13,610)	(13,610)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(303)	(303)
Distributions to stockholders	—	—	—	(35,234)	(35,234)
Issuance of common stock under dividend reinvestment plan	98	1	1,139	—	1,140
Repurchase of common stock under dividend reinvestment plan	(98)	(1)	(1,139)	—	(1,140)
Balance as of March 31, 2026	88,086	$881	$2,350,075	$(968,892)	$1,382,064
Net investment income	—	—	—	32,521	32,521
Net unrealized appreciation (depreciation)	—	—	—	48,210	48,210
Net realized gains (losses)	—	—	—	(49,539)	(49,539)
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	(252)	(252)
Distributions to stockholders	—	—	—	(29,949)	(29,949)
Issuance of common stock under dividend reinvestment plan	88	1	1,081	—	1,082
Repurchase of common stock under dividend reinvestment plan	(88)	(1)	(1,081)	—	(1,082)
Balance as of June 30, 2026	88,086	$881	$2,350,075	$(967,901)	$1,383,055

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2026 and 2025:

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 10, 2025	December 15, 2025	December 31, 2025	$0.40	$34.1	million	89,143	(1)	$1.1	million
Quarterly	January 26, 2026	March 16, 2026	March 31, 2026	$0.40	$34.1	million	98,293	(1)	$1.2	million
Quarterly	April 27, 2026	June 15, 2026	June 30, 2026	$0.30	$25.5	million	77,947	(1)	$1.0	million
Supplemental	April 27, 2026	June 15, 2026	June 30, 2026	$0.04	$3.4	million	10,393	(1)	$0.1	million
Total for the nine months ended June 30, 2026				$1.14	$97.1	million	275,776		$3.4	million
Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	$0.55	$43.8	million	94,970	(1)	$1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	$0.40	$31.5	million	234,752	(1)	$3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	$0.07	$5.6	million	41,082	(1)	$0.6	million
Quarterly	April 28, 2025	June 16, 2025	June 30, 2025	$0.40	$31.6	million	256,343	(1)	$3.6	million
Supplemental	April 28, 2025	June 16, 2025	June 30, 2025	$0.02	$1.6	million	12,817	(1)	$0.2	million
Total for the nine months ended June 30, 2025				$1.44	$114.1	million	639,964		$9.5	million
 __________
(1) Shares were purchased on the open market and distributed.

Common Stock Issuances
During the three and nine months ended June 30, 2026 and 2025, the Company did not issue any shares of common stock as part of the DRIP.
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
In connection with the "at the market" offering, the Company did not issue and sell any shares of common stock during the nine months ended June 30, 2026.
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

As of June 30, 2026, the size of the Syndicated Facility was $1.16 billion. In addition, pursuant to an "accordion" feature, the Company may increase the size of the facility to up to the greater of $1.50 billion and the Company's net worth, as defined in the facility, under certain circumstances.

As of June 30, 2026, (i) the period during which the Company may make drawings will expire on April 8, 2029 and the maturity date is April 8, 2030 and (ii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at the Company’s option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.

The Syndicated Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company (including OSI 2 Senior Lending SPV, LLC, or “OSI 2 SPV”) or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company.

The Syndicated Facility requires the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 1.50 to 1.00, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.25 to 1.00, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The Syndicated Facility also includes usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. As of June 30, 2026, the Company was in compliance with all financial covenants under the Syndicated Facility. In addition to the asset coverage ratio described above, borrowings under the Syndicated Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Each loan or letter of credit originated or assumed under the Syndicated Facility is subject to the satisfaction of certain conditions.

As of June 30, 2026 and September 30, 2025, the Company had $501.0 million and $545.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $501.0 million and $545.0 million, respectively. The Company's borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 5.744% and 6.533% for the nine months ended June 30, 2026 and 2025, respectively. For the three and nine months ended June 30, 2026, the Company recorded interest expense (inclusive of fees) of $8.9 million and $29.6 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2025, the Company recorded interest expense (inclusive of fees) of $9.7 million and $27.5 million, respectively, related to the Syndicated Facility.

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
Interest on the 2027 Notes is paid semi-annually on January 15 and July 15 at a rate of 2.700% per annum. The 2027 Notes mature on January 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2027 Notes can require the Company to repurchase the 2027 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2027 Notes Indenture. The 2027 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2026, the Company did not repurchase any of the 2027 Notes in the open market.
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
Interest on the 2029 Notes is paid semi-annually on February 15 and August 15 at a rate of 7.100% per annum. The 2029 Notes mature on February 15, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2029 Notes can require the Company to repurchase the 2029 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2029 Notes Indenture. The 2029 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2026, the Company did not repurchase any of the 2029 Notes in the open market.
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
Interest on the 2030 Notes is paid semi-annually on February 27 and August 27 at a rate of 6.340% per annum. The 2030 Notes mature on February 27, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, holders of the 2030 Notes can require the Company to repurchase the 2030 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2030 Notes Indenture. The 2030 Notes were issued in minimum denominations of $2,000 and

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

integral multiples of $1,000 in excess thereof. During the three and nine months ended June 30, 2026, the Company did not repurchase any of the 2030 Notes in the open market.
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
The below table presents the components of the carrying value of the 2027 Notes, the 2029 Notes and the 2030 Notes as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026			As of September 30, 2025
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2027 Notes	2029 Notes	2030 Notes
Principal	$350.0	$300.0	$300.0	$350.0	$300.0	$300.0
Unamortized financing costs	(0.5)	(1.7)	(2.8)	(1.0)	(2.2)	(3.3)
Unaccreted discount	(0.1)	(1.7)	—	(0.2)	(2.1)	—
Interest rate swap fair value adjustment	(5.9)	(0.8)	1.3	(12.2)	4.8	8.1
Net carrying value	$343.5	$295.8	$298.5	$336.6	$300.5	$304.8
Fair Value	$345.3	$305.8	$298.5	$339.8	$314.5	$301.1

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

The below table presents the components of interest and other debt expenses related to the 2027 Notes, the 2029 Notes and the 2030 Notes for the three and nine months ended June 30, 2026:

	2027 Notes		2029 Notes		2030 Notes
($ in millions)	Three months ended June 30, 2026	Nine months ended June 30, 2026	Three months ended June 30, 2026	Nine months ended June 30, 2026	Three months ended June 30, 2026	Nine months ended June 30, 2026
Coupon interest	$2.4	$7.1	$5.3	$16.0	$4.7	$14.3
Amortization of financing costs and discount	0.2	0.7	0.3	0.9	0.2	0.6
Effect of interest rate swap	2.6	8.1	(0.2)	(0.2)	(0.3)	(0.6)
Total interest expense	$5.2	$15.9	$5.4	$16.7	$4.6	$14.3
Coupon interest rate (net of effect of interest rate swaps)	5.555%	5.710%	6.777%	6.941%	5.858%	6.012%
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2026 and 2025.

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Net increase (decrease) in net assets resulting from operations	$30,940	$38,352	$17,659	$9,342
Net unrealized (appreciation) depreciation	(48,210)	(18,572)	23,546	83,065
Book/tax difference due to capital losses suspended (utilized)	50,619	4,439	80,400	17,030
Other book/tax differences	518	831	(15,282)	(3,409)
Taxable/Distributable Income (1)	$33,867	$25,050	$106,323	$106,028
 __________
(1) The Company's taxable income for the three and nine months ended June 30, 2026 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2026. Therefore, the final taxable income may be different than the estimate.
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
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of June 30, 2026, $9.4 million of deferred tax assets would not more likely than not be realized in future periods.
For the three months ended June 30, 2026, the Company recognized an expense for income tax related to realized and unrealized gains (losses) of $0.3 million, which was composed of $0.5 million of current income tax expense and $0.2 million of deferred income tax benefit. The Company also recognized an expense for income tax related to net investment income of $0.3 million, which was composed of current income tax expense. For the three months ended June 30, 2025, the Company recognized an expense for income tax related to net investment income of $0.1 million, which was composed of current income tax expense.
For the nine months ended June 30, 2026, the Company recognized an expense for income tax related to realized and unrealized gains (losses) of $0.6 million, which was composed of $0.8 million of current income tax expense and $0.2 million of deferred income tax benefit. The Company also recognized an expense for income tax related to net investment income of $0.3 million, which was composed of current income tax expense. For the nine months ended June 30, 2025, the Company recognized an expense for income tax related to net investment income of $0.6 million, which was composed primarily of current income tax expense. The Company also recognized an expense for income tax related to realized and unrealized gains (losses) of $0.4 million, which was composed of $0.3 million of deferred income tax and $0.1 million of current income tax.

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
During the three months ended June 30, 2026, the Company recorded an aggregate net realized loss of $49.5 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Dominion Diagnostics LLC	$(24.5)
Mosaic Companies LLC	(18.6)
Spanx LLC	(10.4)
All Web Leads Inc	(3.2)
Thrasio LLC	7.8
Other, net	(0.6)
Total, net	$(49.5)
During the three months ended June 30, 2025, the Company recorded an aggregate net realized loss of $13.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Foreign currency forward contracts	$(15.3)
Telestream 2 LLC	(2.4)
Aurelia Netherlands Midco (1)	1.3
Other, net	3.0
Total, net	$(13.4)
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

During the nine months ended June 30, 2026, the Company recorded an aggregate net realized loss of $61.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Dominion Diagnostics LLC	$(24.5)
Mosaic Companies LLC	(18.6)
Astra Acquisition Corp	(16.8)
Spanx LLC	(10.4)
LABL	(6.8)
All Web Leads Inc	(3.2)
Thrasio LLC	7.8
Athenahealth Inc	6.9
Foreign currency forward contracts	5.3
Other, net	(1.5)
Total, net	$(61.8)
During the nine months ended June 30, 2025, the Company recorded an aggregate net realized loss of $24.0 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
SVP-Singer Holdings Inc.	$(16.6)
Foreign currency forward contracts	(7.3)
FinThrive Software Intermediate Holdings Inc	(4.4)
Telestream 2 LLC	(2.4)
Aurelia Netherlands Midco (1)	1.3
Other, net	5.4
Total, net	$(24.0)
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
During the three months ended June 30, 2026 and 2025, the Company recorded net unrealized appreciation of $48.2 million and $18.6 million, respectively. For the three months ended June 30, 2026, this consisted of $52.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.5 million of net unrealized appreciation of foreign currency cash and forward contracts, partially offset by $5.2 million of net unrealized depreciation on equity investments and $0.7 million of net unrealized depreciation on debt investments. For the three months ended June 30, 2025, this consisted of $14.2 million of net unrealized appreciation on equity investments, $1.9 million of net unrealized appreciation of foreign currency forward contracts, $1.5 million of net unrealized appreciation on debt investments and $0.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
During the nine months ended June 30, 2026 and 2025, the Company recorded net unrealized depreciation of $23.5 million and $83.1 million, respectively. For the nine months ended June 30, 2026, this consisted of $59.9 million of net unrealized depreciation on debt investments and $36.5 million of net unrealized depreciation on equity investments, partially offset by $68.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

reclassification to realized losses) and $4.0 million of net unrealized appreciation of foreign currency cash and forward contracts. For the nine months ended June 30, 2025, this consisted of $88.6 million of net unrealized depreciation on debt investments, $13.8 million of net unrealized depreciation on equity investments and $2.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $21.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
Note 9. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances are in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 10. Related Party Transactions

As of June 30, 2026 and September 30, 2025, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $9.4 million and $12.5 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
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
For the three and nine months ended June 30, 2026, the base management fee incurred under the Investment Advisory Agreement was $7.0 million and $21.7 million, respectively. For the three and nine months ended June 30, 2025, the base management fee incurred under the Investment Advisory Agreement was $7.2 million (net of waiver) and $21.9 million (net of waiver), respectively.
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

For the three and nine months ended June 30, 2026, the Part I incentive fee incurred under the Investment Advisory Agreement was $2.4 million and $3.6 million, respectively. For the three and nine months ended June 30, 2025, the Part I incentive fee incurred under the Investment Advisory Agreement was $0.4 million (net of waiver) and $1.9 million (net of waiver), respectively.

Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital depreciation does (1) not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the OCSI Merger or in the OSI2 Merger, in each case, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related accounting adjustments, in the aggregate, would result in an increase in the capital gains incentive fee, (2) include any such amounts associated with the investments acquired in the OCSI Merger for the period from October 1, 2018 to the date of closing of the OCSI Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee and (3) include any such amounts associated with the investments acquired in the OSI2 Merger for the period from August 6, 2018 to the date of closing of the OSI2 Merger, solely to the extent that the exclusion of such amounts, in the aggregate, would result in an increase in the capital gains incentive fee. As of June 30, 2026, the Company paid $9.6 million of capital gains incentive fees cumulatively under the Investment Advisory Agreement (net of waivers). For the three and nine months ended June 30, 2026 and 2025, the Company did not incur any capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2026 and 2025, there were no accrued capital gains incentive fees. As of June 30, 2026, the total accrued capital gains incentive fee liability was zero.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

For the three months ended June 30, 2026 and 2025, the Company accrued administrative expenses of $0.8 million and $0.7 million, respectively, including $0.2 million and $0.1 million of general and administrative expenses, respectively. For the nine months ended June 30, 2026 and 2025, the Company accrued administrative expenses of $2.3 million and $1.7 million, respectively, including $0.5 million and $0.3 million of general and administrative expenses, respectively.
As of June 30, 2026 and September 30, 2025, $2.0 million and $1.6 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.
Note 11. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Net asset value per share at beginning of period	$15.69	$16.75	$16.64	$18.09
Net investment income (1)	0.37	0.38	1.18	1.37
Net unrealized appreciation (depreciation) (1)(7)	0.54	0.20	(0.28)	(0.98)
Net realized gains (losses) (1)	(0.56)	(0.15)	(0.70)	(0.28)
Distributions of net investment income to stockholders	(0.34)	(0.42)	(1.14)	(1.44)
Net asset value per share at end of period	$15.70	$16.76	$15.70	$16.76
Per share market value at beginning of period	$11.30	$15.36	$13.05	$16.31
Per share market value at end of period	$11.94	$13.66	$11.94	$13.66
Total return (2)	8.60%	(8.39)%	0.33%	(7.93)%
Common shares outstanding at beginning of period	88,086	88,086	88,086	82,245
Common shares outstanding at end of period	88,086	88,086	88,086	88,086
Net assets at beginning of period	$1,382,064	$1,475,113	$1,465,813	$1,487,811
Net assets at end of period	$1,383,055	$1,476,469	$1,383,055	$1,476,469
Average net assets (3)	$1,392,778	$1,488,823	$1,425,294	$1,487,303
Ratio of net investment income to average net assets (3)(6)	9.37%	9.02%	9.72%	10.50%
Ratio of total expenses to average net assets (3)(6)	10.54%	12.69%	10.41%	12.72%
Ratio of net expenses to average net assets (3)(6)	10.54%	11.24%	10.41%	10.97%
Ratio of portfolio turnover to average investments at fair value	8.50%	4.86%	26.32%	25.59%
Weighted average outstanding debt (4)	$1,496,549	$1,477,143	$1,554,271	$1,595,421
Average debt per share (1)	$16.99	$16.77	$17.65	$18.68
Asset coverage ratio at end of period (5)	194.16%	199.86%	194.16%	199.86%
 __________

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Calculated based upon the weighted average of principal debt outstanding for the period.
(5)	Based on outstanding senior securities of $1,454.7 million and $1,466.1 million as of June 30, 2026 and 2025, respectively.
(6)	Interim periods are annualized.
(7)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and nine months ended June 30, 2026 and 2025 as it includes the effect of the timing of equity issuances.

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into International Swaps and Derivatives Association, Inc. Master Agreements (the "ISDA Master Agreements") with its derivative counterparties, BNP Paribas, ING Capital Markets LLC, JPMorgan Chase Bank, N.A, Royal Bank of Canada and Wells Fargo Bank, N.A. The ISDA Master Agreements permit a single net payment, with each counterparty, in the event of a default or similar event. As of June 30, 2026, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparties with respect to the Company's forward currency contracts.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2026.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$5,424	C$	7,503	9/10/2026	$119	$—	Derivative asset
Foreign currency forward contract	$182,243		€156,152	9/10/2026	3,196	—	Derivative asset
Foreign currency forward contract	$647		$739	9/10/2026	3	—	Derivative asset
Foreign currency forward contract	$65,167		£48,466	9/10/2026	840	—	Derivative asset
Foreign currency forward contract	€3,825		£2,907	9/10/2026	—	33	Derivative asset
Foreign currency forward contract	$5,027		¥797,959	9/10/2026	90	—	Derivative asset
Foreign currency forward contract	$8,912	kr	82,888	9/10/2026	314	—	Derivative asset
					$4,562	$33
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$173,478		€146,324	3/12/2026	$55	$—	Derivative asset
Foreign currency forward contract	$5,427	C$	7,442	3/12/2026	40	—	Derivative asset
Foreign currency forward contract	$5,450		¥785,888	3/12/2026	46	—	Derivative asset
Foreign currency forward contract	$8,976	kr	83,244	12/11/2025	86	—	Derivative asset
Foreign currency forward contract	$37,547		£27,697	12/11/2025	256	—	Derivative asset
Foreign currency forward contract	$8,868		£6,534	12/11/2025	70	—	Derivative asset
					$553	$—
In connection with the issuance of the 2027 Notes, 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the Royal Bank of Canada and BNP Paribas pursuant to ISDA Master Agreements. As of June 30, 2026 and September 30, 2025, the Company paid $1.8 million and $15.6 million, respectively, to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of June 30, 2026.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$5,919	Derivative liability
Interest rate swap	300,000	2/15/2029	—	780	Derivative liability
Interest rate swap	300,000	2/27/2030	1,286	—	Derivative asset
			$1,286	$6,699
Certain information related to the Company’s interest rate swap is presented below as of September 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	1/15/2027	$—	$12,150	Derivative liability
Interest rate swap	300,000	2/15/2029	4,821	—	Derivative liability
Interest rate swap	300,000	2/27/2030	8,160	—	Derivative asset
			$12,981	$12,150

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2026, the Company's off-balance sheet arrangements consisted of $235.4 million of unfunded commitments, which was composed of $208.3 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. All of the $235.4 million of unfunded commitments can be drawn immediately. As of September 30, 2025, the Company's off-balance sheet arrangements consisted of $286.0 million of unfunded commitments, which was comprised of $258.9 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $258.9 million, approximately $246.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and subordinated notes and LLC equity interests in the JVs) as of June 30, 2026 and September 30, 2025 is shown in the table below:

	June 30, 2026	September 30, 2025
OCSI Glick JV LLC	$13,998	$13,998
Senior Loan Fund JV I, LLC	13,125	13,125
EMPIRE BIDCO AB	10,630	10,609
PPW Aero Buyer, Inc.	10,428	13,574
Truck-Lite Co., LLC	9,115	10,259
Pluralsight, LLC	8,688	8,688
Integrity Marketing Acquisition, LLC	8,248	8,870
Pike Corporation	7,144	—
Spruce Bidco I Inc.	5,666	9,271
Enverus Holdings, Inc.	5,571	2,140
Creek Parent, Inc.	5,459	6,855
Digital.AI Software Holdings, Inc.	5,441	5,238
Sorenson Communications, LLC	5,409	5,409
PAI Financing Merger Sub LLC	5,210	5,210
Aquestive Therapeutics, Inc.	5,184	—
IDF 14 FinanceCo, LLC	5,093	—
Everbridge, Inc.	5,043	5,043
PetVet Care Centers, LLC	4,806	13,732
Monotype Imaging Holdings Inc.	4,803	7,176
London Buyer, LLC	4,566	—
Thrive Bidco Limited	4,458	—
TBRS, Inc.	4,151	4,209
eShipping, LLC	3,573	—
MRI Software LLC	3,410	4,092
NFO Orange Buyer LLC	3,319	—
WP CPP Holdings, LLC	3,272	3,272
AVSC Holding Corp.	3,251	5,539
F&M Buyer LLC	3,212	3,212
Tequilas Premium, Inc.	3,054	—
ASP Integrity Acquisition Co LLC	3,025	5,042
Premium Parent, LLC	3,021	—
Poseidon Midco AB	2,833	8,144
Grand River Aseptic Manufacturing, Inc.	2,594	2,594
Whitney Merger Sub, Inc.	2,388	2,388

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2026	September 30, 2025
Kite Midco II Inc.	$2,374	$2,374
Crewline Buyer, Inc.	2,180	2,180
Kings Buyer, LLC	2,148	5,821
Protein For Pets Opco, LLC	2,117	1,545
Inventus Power, Inc.	2,016	2,907
Draken International, LLC	2,001	5,873
Next Holdco, LLC	1,924	7,051
LDS Buyer, LLC	1,875	1,908
Bayou Intermediate II, LLC	1,772	5,509
Legends Hospitality Holding Company, LLC	1,769	2,909
Icefall Parent, Inc.	1,765	1,765
Nellson Nutraceutical, LLC	1,728	2,241
Optimizely North America Inc.	1,694	1,694
Evergreen IX Borrower 2023, LLC	1,626	1,626
Bamboo IDE8 Insurance Services, LLC	1,577	—
iCIMs, Inc.	1,530	1,545
Sierra Enterprises, LLC	1,424	1,424
Centralsquare Technologies, LLC	1,404	1,404
Lightbox Intermediate, L.P.	1,237	1,268
Dialyze Holdings, LLC	1,232	1,232
Resistance Holdings, Inc.	1,095	—
Chase Industries, Inc.	1,002	—
Berner Food & Beverage, LLC	952	1,998
Grove Hotel Parcel Owner, LLC	881	1,762
Silk Holdings III LLC	751	—
Telestream 2 LLC	745	745
LSL Holdco, LLC	742	848
Jeppesen Holdings, LLC	726	—
SIO2 Medical Products, Inc.	722	238
MHE Intermediate Holdings, LLC	714	1,071
Minotaur Acquisition, Inc.	706	1,882
MRO Florida, Inc.	605	—
USIC Holdings, Inc.	447	1,812
CIELO BIDCO LIMITED	399	1,555
Coupa Holdings, LLC	300	2,075
Eyesouth Eye Care Holdco LLC	4	2,817
BAART Programs, Inc.	3	—
107-109 Beech OAK22 LLC	—	13,567
BioXcel Therapeutics, Inc.	—	7,506
SumUp Holdings Luxembourg	—	5,101
Verona Pharma, Inc.	—	4,568
Mindbody, Inc.	—	4,027
Spanx, LLC	—	2,267
Galileo Parent, Inc.	—	1,596
All Web Leads, Inc.	—	360
ASP-R-PAC Acquisition Co LLC	—	287
Total	$235,375	$286,047

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended June 30, 2026, except as discussed below.
Distribution Declaration
On July 27, 2026, the Company’s Board of Directors declared quarterly and supplemental distributions of $0.30 per share and $0.03 per share, respectively, payable in cash on September 30, 2026 to stockholders of record on September 15, 2026.

Oaktree Specialty Lending Corporation                    Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2026
(unaudited)

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2025	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2026	% of Total Net Assets
Control Investments
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Common Stock						829		$—	$—	$—	$—	$—	$—	—%
C5 Technology Holdings, LLC	Data Processing & Outsourced Services	Preferred Equity						34,984,460		—	—	25,889	—	—	25,889	1.9%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Preferred Equity						1,254,990		—	—	3,671	131	(1,882)	1,920	0.1%
Continental Intermodal Group LP	Oil & Gas Storage & Transportation	Common Stock						22,267,661		—	—	10,466	1,113	—	11,579	0.8%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan								2,162	154	5,351	—	(5,351)	—	—%
Dominion Diagnostics, LLC	Health Care Services	First Lien Term Loan							—	(11,480)	—	—	—	—	—	—%
Dominion Diagnostics, LLC	Health Care Services	Common Stock								(15,222)	—	—	—	—	—	—%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Subordinated Debt	SOFR+	3.00%	6.78%		10/20/2030		58,349	24	4,654	46,060	—	(4,722)	41,338	3.0%
OCSI Glick JV LLC (5)	Multi-Sector Holdings	Membership Interest						87.50%		—	—	—	—	—	—	—%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Subordinated Debt	SOFR+	5.00%	8.78%		12/29/2030		84,490	—	8,151	112,656	—	(28,166)	84,490	6.1%
Senior Loan Fund JV I, LLC (6)	Multi-Sector Holdings	Membership Interest						87.50%		—	1,925	11,946	28,166	(11,384)	28,728	2.1%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		3,964	—	—	1,130	—	(674)	456	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		22,080	—	—	6,074	—	(3,536)	2,538	0.2%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		4,377	—	(1)	1,204	—	(701)	503	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,917	—	—	543	—	(323)	220	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		1,919	—	—	528	—	(307)	221	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		354	56	—	842	28	(516)	354	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		346	56	—	825	12	(491)	346	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		336	43	—	563	276	(503)	336	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		336	24	5	—	830	(494)	336	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		309	—	—	—	824	(515)	309	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan				12.00%	8/3/2028		333	—	—	—	415	(82)	333	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Common Stock						1,184,630		—	—	—	—	—	—	—%
SIO2 Medical Products, Inc.	Metal, Glass & Plastic Containers	Warrants						66,686		—	—	—	—	—	—	—%
Total Control Investments									$179,110	$(24,337)	$14,888	$227,748	$31,795	$(59,647)	$199,896	14.5%

Affiliate Investments
All Web Leads, Inc.	Advertising	First Lien Term Loan							$—	$(70)	$35	$1,650	$46	$(1,696)	$—	—%
All Web Leads, Inc.	Advertising	First Lien Term Loan							—	(153)	107	3,533	92	(3,625)	—	—%
All Web Leads, Inc.	Advertising	First Lien Term Loan							—	(1,337)	(2)	3,347	—	(3,347)	—	—%
All Web Leads, Inc.	Advertising	First Lien Revolver							—	—	64	1,386	41	(1,427)	—	—%
All Web Leads, Inc.	Advertising	Common Stock							—	(1,622)	—	1,622	—	(1,622)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Common Stock						12,463,242		—	—	1,496	—	(1,496)	—	—%
Assembled Brands Capital LLC	Specialized Finance	Warrants						78,045		—	—	—	—	—	—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		4,058	437	—	3,438	837	(1,145)	3,130	0.2%

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2025	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2026	% of Total Net Assets
The Avery	Real Estate Operating Companies	First Lien Term Loan							$—	$42	$—	$14,197	$—	$(14,197)	$—	—%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		5,355	—	554	—	14,455	(9,097)	5,358	0.4%
The Avery	Real Estate Operating Companies	First Lien Term Loan				10.00%	2/16/2028		10,843	—	—	—	7,505	—	7,505	0.5%
The Avery	Real Estate Operating Companies	Membership Interest						6.40%	—	—	—	—	—	—	—	—%
Telestream 2 LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	9.92%		6/7/2028		17,038	—	1,301	17,123	—	(85)	17,038	1.2%
Telestream 2 LLC	Application Software	First Lien Revolver	SOFR+	6.25%			6/7/2028		—	—	29	—	13	(13)	—	—%
Telestream 2 LLC	Application Software	Common Stock						744,491		—	—	7,207	—	(6,001)	1,206	0.1%
Thrasio, LLC	Broadline Retail	First Lien Term Loan							—	45	634	—	7,584	(7,584)	—	—%
Thrasio, LLC	Broadline Retail	First Lien Term Loan	SOFR+	10.00%			6/18/2029		5,284	5,981	1,090	—	23,963	(18,734)	5,229	0.4%
Thrasio, LLC	Broadline Retail	Common Stock						321,058		1,747	—	—	2,153	(1,747)	406	—%
Total Affiliate Investments									$42,578	$5,070	$3,812	$54,999	$56,689	$(71,816)	$39,872	2.9%
Total Control & Affiliate Investments									$221,688	$(19,267)	$18,700	$282,747	$88,484	$(131,463)	$239,768	17.3%

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
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments included in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2025.
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
•the cost or potential outcome of any litigation to which we may be a party; and
•the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment and geopolitical events or all of the foregoing.
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
Our investment objective is to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first lien loans (which may include “unitranche” loans and “last out” first lien loans, which are loans that are second priority behind “first out” first lien loans), second lien loans, unsecured and mezzanine loans, bonds and preferred and common equity, including equity co-investments. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. Our portfolio may also include certain structured finance and other non-traditional structures. We invest in companies that typically possess resilient business models with strong underlying fundamentals. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from Oaktree’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
The fair value of our investments as of June 30, 2026 and September 30, 2025 was determined by Oaktree, as the Board of Directors' valuation designee. We have and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. As of June 30, 2026, 99.9% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms.
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

As of June 30, 2026, we held $2,741.8 million of investments at fair value, down from $2,847.8 million held at September 30, 2025, primarily driven by realized and unrealized losses during the nine months ended June 30, 2026. As of June 30, 2026 and September 30, 2025, approximately 95.9% and 94.8%, respectively, of our total assets represented investments at fair value.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2026, there were six investments on non-accrual status that in the aggregate represented 4.2% and 1.8% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there were ten investments on non-accrual status that in aggregate represented 6.5% and 3.0% of total debt investments at cost and fair value, respectively.
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

During the nine months ended June 30, 2026, we originated $727.1 million of investment commitments in 45 new and 25 existing portfolio companies and funded $747.9 million of investments.
During the nine months ended June 30, 2026, we received $775.4 million of proceeds from prepayments, exits, other paydowns and sales and exited 26 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2026	September 30, 2025
Cost:
Senior secured debt	80.93%	83.11%
Subordinated debt	5.47	2.96
Debt investments in the JVs	4.63	5.39
Common equity and warrants	4.49	4.53
LLC equity interests of the JVs	2.77	1.78
Preferred equity	1.71	2.23
Total	100.00%	100.00%

	June 30, 2026	September 30, 2025
Fair value:
Senior secured debt	84.50%	85.88%
Subordinated debt	5.93	3.18
Debt investments in the JVs	4.59	5.57
Common equity and warrants	2.15	2.42
Preferred equity	1.78	2.53
LLC equity interests of the JVs	1.05	0.42
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2026	September 30, 2025
Cost:
Application Software	17.61%	17.64%
Multi-Sector Holdings (1)	8.17	7.68
Health Care Services	6.10	5.21
Health Care Equipment	4.73	2.95
Interactive Media & Services	3.96	4.23
Aerospace & Defense	3.81	4.26
Pharmaceuticals	3.81	3.74
Metal, Glass & Plastic Containers	2.31	2.26
Specialized Consumer Services	2.23	2.68
Diversified Support Services	2.16	1.56
Environmental & Facilities Services	1.97	1.81
Health Care Technology	1.97	2.47
Soft Drinks & Non-alcoholic Beverages	1.92	1.85
Specialized Finance	1.82	2.20
Life Sciences Tools & Services	1.81	2.39
Diversified Financial Services	1.80	1.40
Alternative Carriers	1.68	0.59
Systems Software	1.50	1.55
Air Freight & Logistics	1.50	0.53
Communications Equipment	1.36	1.41
Automotive Retail	1.28	1.24
Real Estate Operating Companies	1.26	1.60
Packaged Foods & Meats	1.23	1.07
Building Products	1.21	0.95
Cable & Satellite	1.21	0.89
Airport Services	1.20	2.15
Biotechnology	1.19	1.35
Data Processing & Outsourced Services	1.17	1.14
Health Care Supplies	1.13	0.99
Construction Machinery & Heavy Transportation Equipment	1.12	1.08
Construction & Engineering	1.06	0.96
Passenger Ground Transportation	1.05	—
Electrical Components & Equipment	0.99	1.09
Drug Retail	0.98	0.97
Health Care Distributors	0.91	0.88
Insurance Brokers	0.90	0.87
Advertising	0.77	0.37
Real Estate Services	0.76	0.63
Oil & Gas Exploration & Production	0.71	—
Hotels, Resorts & Cruise Lines	0.71	0.67
Industrial Machinery & Supplies & Components	0.70	0.76
Diversified Chemicals	0.67	0.65
Casinos & Gaming	0.64	—
Education Services	0.62	0.67
Distillers & Vintners	0.60	—
Oil & Gas Storage & Transportation	0.58	0.63
Property & Casualty Insurance	0.52	0.64
Distributors	0.48	0.06
Office Services & Supplies	0.46	0.94
Personal Care Products	0.39	1.27
Apparel Retail	0.34	0.60
Research & Consulting Services	0.32	1.04
Internet Services & Infrastructure	0.18	1.33
Broadline Retail	0.14	0.76
Housewares & Specialties	0.09	0.09
Movies & Entertainment	0.08	0.77
Home Furnishings	0.08	0.08
Diversified Real Estate Activities	0.05	—
Home Improvement Retail	—	0.70
Gold	—	0.58
Real Estate Development	—	0.52
Paper & Plastic Packaging Products & Materials	—	0.34
Financial Exchanges & Data	—	0.26
Total	100.00%	100.00%

	June 30, 2026	September 30, 2025
Fair value:
Application Software	17.38%	18.34%
Multi-Sector Holdings (1)	6.45	6.53
Health Care Services	6.12	4.20
Interactive Media & Services	4.33	4.61
Health Care Equipment	4.23	2.29
Aerospace & Defense	4.21	4.65
Pharmaceuticals	4.12	4.05
Health Care Technology	2.63	3.40
Specialized Consumer Services	2.44	2.89
Diversified Support Services	2.33	1.67
Soft Drinks & Non-alcoholic Beverages	2.08	1.98
Environmental & Facilities Services	2.04	1.88
Diversified Financial Services	2.01	1.59
Life Sciences Tools & Services	1.96	2.58
Specialized Finance	1.93	2.37
Alternative Carriers	1.85	0.64
Air Freight & Logistics	1.63	0.58
Communications Equipment	1.48	1.52
Automotive Retail	1.45	1.30
Real Estate Operating Companies	1.40	1.59
Packaged Foods & Meats	1.34	1.15
Cable & Satellite	1.33	0.96
Building Products	1.32	1.02
Systems Software	1.31	1.67
Biotechnology	1.25	1.54
Health Care Supplies	1.24	1.06
Construction Machinery & Heavy Transportation Equipment	1.23	1.17
Passenger Ground Transportation	1.14	0.00
Construction & Engineering	1.10	1.01
Electrical Components & Equipment	1.09	1.17
Drug Retail	1.07	1.04
Insurance Brokers	0.99	0.94
Health Care Distributors	0.97	0.93
Data Processing & Outsourced Services	0.95	0.92
Advertising	0.84	0.41
Industrial Machinery & Supplies & Components	0.83	0.88
Real Estate Services	0.81	0.68
Diversified Chemicals	0.80	0.80
Oil & Gas Exploration & Production	0.78	—
Hotels, Resorts & Cruise Lines	0.73	0.70
Casinos & Gaming	0.70	—
Airport Services	0.69	1.90
Distillers & Vintners	0.66	—
Education Services	0.57	0.66
Property & Casualty Insurance	0.57	0.70
Distributors	0.55	0.11
Oil & Gas Storage & Transportation	0.49	0.50
Office Services & Supplies	0.48	0.94
Personal Care Products	0.43	1.27
Apparel Retail	0.37	0.58
Research & Consulting Services	0.35	1.05
Metal, Glass & Plastic Containers	0.22	0.41
Broadline Retail	0.21	0.76
Internet Services & Infrastructure	0.20	1.44
Movies & Entertainment	0.09	0.84
Home Furnishings	0.09	0.09
Housewares & Specialties	0.08	0.08
Diversified Real Estate Activities	0.06	—
Gold	—	0.66
Real Estate Development	—	0.57
Paper & Plastic Packaging Products & Materials	—	0.36
Financial Exchanges & Data	—	0.28
Home Improvement Retail	—	0.09
Total	100.00%	100.00%
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
As of June 30, 2026 and September 30, 2025, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and the outstanding SLF JV I Notes. As of each of June 30, 2026 and September 30, 2025, we and Kemper had funded approximately $190.5 million to SLF JV I, of which $166.7 million was from us. As of each of June 30, 2026 and September 30, 2025, we had aggregate commitments to fund SLF JV I of $13.1 million, of which approximately $9.8 million was to fund additional SLF JV I Notes and approximately $3.3 million was to fund LLC equity interests in SLF JV I.
Both the cost and fair value of our SLF JV I Notes were $84.5 million as of June 30, 2026 and $112.7 million as of September 30, 2025. We earned interest income of $1.9 million and $8.2 million on the SLF JV I Notes for the three and nine months ended June 30, 2026, respectively. We earned interest income of $3.3 million and $9.9 million on the SLF JV I Notes for the three and nine months ended June 30, 2025, respectively. As of June 30, 2026, the SLF JV I Notes bore interest at a rate of one-month secured overnight financing rate, or SOFR, plus 5.00% per annum and will mature on December 29, 2030.
The cost and fair value of the LLC equity interests in SLF JV I held by us was $83.0 million and $28.7 million, respectively, as of June 30, 2026, and $54.8 million and $11.9 million, respectively, as of September 30, 2025. We earned $1.4 million and $1.9 million in dividend income for the three and nine months ended June 30, 2026, respectively, with respect to our investment in the LLC equity interests of SLF JV I. We earned $0.5 million and $1.9 million in dividend income for the three and nine months ended June 30, 2025, respectively, with respect to its investment in the LLC equity interests of SLF JV I.
Below is a summary of SLF JV I's portfolio as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Senior secured loans (1)	$399,286	$394,091
Weighted average interest rate on senior secured loans (2)	7.11%	8.09%
Number of borrowers in SLF JV I	130	72
Largest exposure to a single borrower (1)	$7,954	$10,390
Total of five largest loan exposures to borrowers (1)	$32,055	$49,629
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
As of June 30, 2026 and September 30, 2025, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Glick JV Notes. Approximately $74.8 million in aggregate commitments were funded as of June 30, 2026, of which $65.5 million was from us. Approximately $84.0 million in aggregate commitments was funded as of September 30, 2025, of which $73.5 million was from us. As of June 30, 2026, we had commitments to fund Glick JV Notes of $58.3 million, all of which was funded. As of September 30, 2025, we had commitments to fund Glick JV Notes of $78.8 million, of which $12.4 million was unfunded. As of June 30, 2026, we had commitments to fund LLC equity interests in the Glick JV of $21.1 million, of which $14.0 million were unfunded. As of September 30, 2025, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

The cost and fair value of our aggregate investment in the Glick JV was $54.3 million and $41.3 million, respectively, as of June 30, 2026. The cost and fair value of our aggregate investment in the Glick JV was $53.1 million and $46.1 million, respectively, as of September 30, 2025. For the three and nine months ended June 30, 2026, our investment in the Glick JV Notes earned interest income of $1.4 million and $4.7 million, respectively. For the three and nine months ended June 30, 2025, the Company's investment in the Glick JV Notes earned interest income of $1.7 million and $5.1 million, respectively. We did not earn any dividend income for the three and nine months ended June 30, 2026 and 2025 with respect to our investment in the LLC equity interests of the Glick JV.
Below is a summary of the Glick JV's portfolio as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Senior secured loans (1)	$135,009	$132,109
Weighted average current interest rate on senior secured loans (2)	7.14%	8.32%
Number of borrowers in the Glick JV	131	57
Largest loan exposure to a single borrower (1)	$4,109	$4,305
Total of five largest loan exposures to borrowers (1)	$13,569	$20,577
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
Comparison of three and nine months ended June 30, 2026 and June 30, 2025
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended June 30, 2026 and 2025 was $69.4 million and $75.3 million, respectively. For the three months ended June 30, 2026, this amount consisted of $66.8 million of interest income from portfolio investments (which included $5.2 million of PIK interest), $1.0 million of fee income and $1.6 million of dividend income (which included $0.2 million of PIK dividends). For the three months ended June 30, 2025, this amount consisted of $74.5 million of interest income from portfolio investments (which included $5.1 million of PIK interest), $0.3 million of fee income and $0.5 million of dividend income. The decrease of $5.8 million, or 7.8%, in our total investment income for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due primarily to a $7.6 million decrease in interest income that primarily resulted from decreases in reference rates.
Total investment income for the nine months ended June 30, 2026 and 2025 was $214.9 million and $239.5 million, respectively. For the nine months ended June 30, 2026, this amount consisted of $206.3 million of interest income from portfolio investments (which included $12.5 million of PIK interest), $5.2 million of fee income and $3.3 million of dividend income (which included $1.4 million of PIK dividends). For the nine months ended June 30, 2025, this amount consisted of $233.7 million of interest income from portfolio investments (which included $15.3 million of PIK interest), $3.7 million of fee income and $2.1 million of dividend income. The decrease of $24.6 million, or 10.3%, in our total investment income for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, was due primarily to a $27.4 million decrease in interest income that primarily resulted from decreases in reference rates and a lower average portfolio balance.
Net expenses (i.e., expenses net of fee waivers) for the three months ended June 30, 2026 and 2025 were $36.6 million and $41.7 million, respectively. Net expenses decreased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, by $5.1 million, or 12.3%. The decrease in net expenses was primarily driven by $6.9 million of lower interest expense due to decrease in reference rates, lower average borrowings outstanding and $0.4 million of lower general and administrative expense, partially offset by $2.0 million of higher Part I incentive fees (net of waiver) and $0.2 million of higher professional fees.
Net expenses (i.e., expenses net of fee waivers) for the nine months ended June 30, 2026 and 2025 were $111.0 million and $122.1 million, respectively. Net expenses decreased for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, by $11.0 million, or 9.1%. The decrease in net expenses was primarily driven by $13.4 million of lower interest expense due to decrease in reference rates and lower average borrowings outstanding, $0.2 million of lower net base management fee and $0.2 million of lower general and administrative expenses, partially offset by $1.6 million of higher Part I incentive fees (net of waiver), $0.6 million of higher professional fees and $0.5 million of higher administrator expense.
Net Investment Income
Net investment income for the three months ended June 30, 2026 decreased by $1.0 million compared to the three months ended June 30, 2025, as a result of the $5.8 million decrease in total investment income and $0.2 million increase in the provision for taxes on net investment income, partially offset by a $5.1 million decrease in net expenses.
Net investment income for the nine months ended June 30, 2026 decreased by $13.3 million compared to the nine months ended June 30, 2025, as a result of the $24.6 million decrease in total investment income, partially offset by a $11.0 million decrease in net expenses and a $0.3 million decrease in the provision for taxes on net investment income.

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
During the three months ended June 30, 2026 and 2025, we recorded aggregate net realized losses of $49.5 million and $13.4 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. During the nine months ended June 30, 2026 and 2025, we recorded aggregate net realized losses of $61.8 million and $24.0 million, respectively, in connection with the exits and restructurings of various investments and foreign currency forward contracts. See “Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2026 and 2025.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2026 and 2025, we recorded net unrealized appreciation of $48.2 million and $18.6 million, respectively. For the three months ended June 30, 2026, this consisted of $52.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.5 million of net unrealized appreciation of foreign currency cash and forward contracts, partially offset by $5.2 million of net unrealized depreciation on equity investments and $0.7 million of net unrealized depreciation on debt investments. For the three months ended June 30, 2025, this consisted of $14.2 million of net unrealized appreciation on equity investments, $1.9 million of net unrealized appreciation of foreign currency forward contracts, $1.5 million of net unrealized appreciation on debt investments and $0.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
During the nine months ended June 30, 2026 and 2025, we recorded net unrealized depreciation of $23.5 million and $83.1 million, respectively. For the nine months ended June 30, 2026, this consisted of $59.9 million of net unrealized depreciation on debt investments and $36.5 million of net unrealized depreciation on equity investments, partially offset by $68.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $4.0 million of net unrealized appreciation of foreign currency cash and forward contracts. For the nine months ended June 30, 2025, this consisted of $88.6 million of net unrealized depreciation on debt investments, $13.8 million of net unrealized depreciation on equity investments and $2.3 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $21.6 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
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

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management and incentive fees and any indemnification obligations), (3) debt service of borrowings and (4) cash distributions to stockholders. We may also from time to time repurchase or redeem some or all of our outstanding notes. At a special meeting of our stockholders held on June 28, 2019, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of June 29, 2019. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2026, we had $1,454.7 million in senior securities and our asset coverage ratio was 194.16%. As of June 30, 2026, our target debt to equity ratio was 0.90x to 1.25x (i.e., one dollar of equity for each $0.90 to $1.25 of debt outstanding) and our net debt to equity ratio was 1.02x.
For the nine months ended June 30, 2026, we experienced a net decrease in cash and cash equivalents of $39.7 million. During that period, net cash provided by operating activities was $104.8 million, primarily from $783.8 million of principal payments and sale proceeds received, the cash activities related to $103.6 million of net investment income, a $13.8 million decrease in amounts due from broker and a $9.5 million decrease in interest, dividends and fees receivable, partially offset by funding $743.9 million of investments, $31.7 million of increase in receivables from unsettled transactions and $10.1 million of decrease in payables from unsettled transactions. During the same period, net cash used by financing activities was $144.5 million, primarily consisting of $97.1 million of cash distributions paid to our stockholders and $44.0 million of net repayments under our credit facilities.
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
As of June 30, 2026, we had $39.9 million in cash and cash equivalents, portfolio investments (at fair value) of $2.7 billion, $23.0 million of interest, dividends and fees receivable, $0.2 million of due from portfolio companies, $659.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $31.7 million of net receivables from unsettled transactions, $501.0 million of borrowings outstanding under our credit facilities and $937.8 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2026, our only off-balance sheet arrangements consisted of $235.4 million of unfunded commitments, which was composed of $208.3 million to provide debt and equity financing to certain of our portfolio companies and $27.1 million to provide financing to the JVs. All of the $235.4 million of unfunded commitments can be drawn immediately. As of September 30, 2025, our only off-balance sheet arrangements consisted of $286.0 million of unfunded commitments, which was comprised of $258.9 million to provide debt and equity financing to certain of its portfolio companies and $27.1 million to provide financing to the JVs. Of the $258.9 million, approximately $246.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions.
As of June 30, 2026, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to invest in market opportunities as they arise.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Syndicated Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes (each as defined below):

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of June 30, 2026	Weighted average debt outstanding for the nine months ended June 30, 2026	Maximum debt outstanding for the nine months ended June 30, 2026
Syndicated Facility	$545,000	$501,000	$604,271	$720,000
2027 Notes	350,000	350,000	350,000	350,000
2029 Notes	300,000	300,000	300,000	300,000
2030 Notes	300,000	300,000	300,000	300,000
Total debt	$1,495,000	$1,451,000	$1,554,271

The following table reflects our contractual obligations arising from the Syndicated Facility, the 2027 Notes, the 2029 Notes and the 2030 Notes:

	Payments due by period as of June 30, 2026
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Syndicated Facility	$501,000	$—	$—	$501,000
Interest due on Syndicated Facility	105,851	28,037	56,074	21,740
2027 Notes	350,000	350,000	—	—
Interest due on 2027 Notes (a)	10,662	10,662	—	—
2029 Notes	300,000	—	300,000	—
Interest due on 2029 Notes (a)	53,526	20,330	33,196	—
2030 Notes	300,000	—	—	300,000
Interest due on 2030 Notes (a)	64,420	17,573	35,147	11,700
Total	$1,685,459	$426,602	$424,417	$834,440
__________
(a) The interest due on the 2027 Notes, the 2029 Notes and the 2030 Notes was calculated net of the interest rate swaps.
Equity Issuances
During the three and nine months ended June 30, 2026 and 2025, we did not issue any shares of common stock as part of the dividend reinvestment plan, or DRIP.
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
In connection with the "at the market" offering, we did not issue and sell any shares of common stock during the nine months ended June 30, 2026.
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

Distribution	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Quarterly	November 8, 2023	December 15, 2023	December 29, 2023	$0.55	$41.7	million	87,472	(2)	$1.7	million
Special	November 8, 2023	December 15, 2023	December 29, 2023	0.07	5.3	million	11,133	(2)	0.2	million
Quarterly	January 26, 2024	March 15, 2024	March 29, 2024	0.55	42.8	million	96,850	(2)	1.9	million
Quarterly	April 26, 2024	June 14, 2024	June 28, 2024	0.55	43.3	million	100,029	(2)	1.9	million
Quarterly	July 26, 2024	September 16, 2024	September 30, 2024	0.55	43.7	million	94,873	(1)	1.6	million
Quarterly	November 7, 2024	December 16, 2024	December 31, 2024	0.55	43.8	million	94,970	(1)	1.5	million
Quarterly	January 27, 2025	March 17, 2025	March 31, 2025	0.40	31.5	million	234,752	(1)	3.7	million
Supplemental	January 27, 2025	March 17, 2025	March 31, 2025	0.07	5.6	million	41,082	(1)	0.6	million
Quarterly	April 28, 2025	June 16, 2025	June 30, 2025	0.40	31.6	million	256,343	(1)	3.6	million
Supplemental	April 28, 2025	June 16, 2025	June 30, 2025	0.02	1.6	million	12,817	(1)	0.2	million
Quarterly	July 28, 2025	September 15, 2025	September 30, 2025	0.40	34.1	million	90,388	(1)	1.2	million
Quarterly	November 10, 2025	December 15, 2025	December 31, 2025	0.40	34.1	million	89,143	(1)	1.1	million
Quarterly	January 26, 2026	March 16, 2026	March 31, 2026	0.40	34.1	million	98,293	(1)	1.2	million
Quarterly	April 27, 2026	June 15, 2026	June 30, 2026	0.30	25.5	million	77,947	(1)	1.0	million
Supplemental	April 27, 2026	June 15, 2026	June 30, 2026	0.04	3.4	million	10,393	(1)	0.1	million
 ______________
(1) Shares were purchased on the open market and distributed.
(2) New shares were issued and distributed.

Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Syndicated Facility

As of June 30, 2026, (i) the size of our senior secured revolving credit facility, or, as amended and/or restated from time to time, the Syndicated Facility, pursuant to a senior secured revolving credit agreement, with the lenders, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, was $1.160 billion (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility to up to the greater of $1.50 billion and our net worth (as defined in the Syndicated Facility) on the date of such increase), (ii) the period during which we may make drawings will expire on April 8, 2029 and the maturity date was April 8, 2030 and (iii) the interest rate margin for (a) SOFR loans (which may be 1- or 3-month at our option) was 1.875% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans was 0.875% plus a SOFR adjustment equal to 0.10%; provided that, if at any time the Borrowing Base (as defined in the Syndicated Facility) is greater than 1.60 times the Combined Debt Amount (as defined in the Syndicated Facility), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternate base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%.
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

The following table describes significant financial covenants, as of June 30, 2026, with which we must comply under the Syndicated Facility on a quarterly basis:

Financial Covenant	Description	Target Value	March 31, 2026 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the sum of (x) $819 million, plus (y) 50% of the aggregate net proceeds of all sales of equity interests after December 31, 2024	$871 million	$1,382 million
Asset coverage ratio	Asset coverage ratio shall not be less than the greater of 1.50:1 and the statutory test applicable to us	1.50:1	1.92:1
Minimum net worth	Net worth shall not be less than $550 million	$550 million	$1,346 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. We were in compliance with all financial covenants under the Syndicated Facility based on the financial information contained in this Quarterly Report on Form 10-Q.
As of June 30, 2026 and September 30, 2025, we had $501.0 million and $545.0 million of borrowings outstanding under the Syndicated Facility, which had a fair value of $501.0 million and $545.0 million, respectively. Our borrowings under the Syndicated Facility bore interest at a weighted average interest rate of 5.744% and 6.533% for the nine months ended June 30, 2026 and 2025, respectively. For the three and nine months ended June 30, 2026, we recorded interest expense (inclusive of fees) of $8.9 million and $29.6 million, respectively, related to the Syndicated Facility. For the three and nine months ended June 30, 2025, we recorded interest expense (inclusive of fees) of $9.7 million and $27.5 million, respectively, related to the Syndicated Facility.
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
The below table presents the components of the carrying value of the 2027 Notes, the 2029 Notes and the 2030 Notes as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026			As of September 30, 2025
($ in millions)	2027 Notes	2029 Notes	2030 Notes	2027 Notes	2029 Notes	2030 Notes
Principal	$350.0	$300.0	$300.0	$350.0	$300.0	$300.0
Unamortized financing costs	(0.5)	(1.7)	(2.8)	(1.0)	(2.2)	(3.3)
Unaccreted discount	(0.1)	(1.7)	—	(0.2)	(2.1)	—
Interest rate swap fair value adjustment	(5.9)	(0.8)	1.3	(12.2)	4.8	8.1
Net carrying value	$343.5	$295.8	$298.5	$336.6	$300.5	$304.8
Fair Value	$345.3	$305.8	$298.5	$339.8	$314.5	$301.1
The below table presents the components of interest and other debt expenses related to the 2027 Notes, the 2029 Notes and the 2030 Notes for the three and nine months ended June 30, 2026:

	2027 Notes		2029 Notes		2030 Notes
($ in millions)	Three months ended June 30, 2026	Nine months ended June 30, 2026	Three months ended June 30, 2026	Nine months ended June 30, 2026	Three months ended June 30, 2026	Nine months ended June 30, 2026
Coupon interest	$2.4	$7.1	$5.3	$16.0	$4.7	$14.3
Amortization of financing costs and discount	0.2	0.7	0.3	0.9	0.2	0.6
Effect of interest rate swap	2.6	8.1	(0.2)	(0.2)	(0.3)	(0.6)
Total interest expense	$5.2	$15.9	$5.4	$16.7	$4.6	$14.3
Coupon interest rate (net of effect of interest rate swaps)	5.555%	5.710%	6.777%	6.941%	5.858%	6.012%

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
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, an affiliate of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is indirectly owned by Brookfield Corporation and Brookfield Asset Management Ltd. See “Note 10. Related Party Transactions – Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
Distribution Declaration
On July 27, 2026, our Board of Directors declared quarterly and supplemental distributions of $0.30 per share and $0.03 per share, respectively, payable in cash on September 30, 2026 to stockholders of record on September 15, 2026.

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
As of June 30, 2026, 91.4% of our debt investment portfolio (at fair value) and 90.9% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2025, 90.7% of our debt investment portfolio (at fair value) and 90.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2026 and September 30, 2025, was as follows:

	June 30, 2026		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$462,016	19.5%	$454,083	18.6%
>0% and <1%	912,873	38.3%	911,157	37.3%
1%	888,367	37.3%	973,243	39.8%
>1%	117,731	4.9%	104,354	4.3%
Total Floating Rate Investments	$2,380,987	100.0%	$2,442,837	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

($ in thousands) Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$61,000	$(36,275)	$24,725
200	48,782	(29,020)	19,762
150	36,564	(21,765)	14,799
100	24,347	(14,510)	9,837
50	12,159	(7,255)	4,904

($ in thousands) Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,116)	$7,255	$(4,861)
100	(24,049)	14,510	(9,539)
150	(35,834)	21,765	(14,069)
200	(47,404)	29,020	(18,384)
250	(58,580)	36,275	(22,305)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2026 and September 30, 2025:

	June 30, 2026			September 30, 2025
($ in thousands)	Interest Bearing Cash and Investments		Borrowings	Interest Bearing Cash and Investments		Borrowings
Money market rate		$33,372	$—		$6,608	$—
Prime rate	12,021		—	2,810		—
EURIBOR
30 day		€7,418	—		€26,769	—
90 day	74,366		—	70,732		—
180 day	73,947		—	42,090		—
SOFR
30 day		$789,897	501,000		$938,764	545,000
90 day (a)	1,419,454		950,000	1,377,601		950,000
180 day	46,253		—	56,524		—
SONIA		£51,280	—		£33,723	—
CORRA
30 day	C$	7,373	—	C$	7,429	—
TONA
90 day		¥788,378	—		¥794,351	—
STIBOR
90 day	kr	—	—	kr	81,913	—
180 day	81,913		—	—		—
Fixed rate		$273,240	—		$290,922	—
__________
(a)Borrowings include the 2027 Notes, 2029 Notes and 2030 Notes, which pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
Date: August 4, 2026